Form 10-K405
period 1994-12-31
GALLAGHER ARTHUR J & CO
filed 1995-03-14
CIK 354190

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1994

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from            to

Commission file number 1-9761

                                   ---------

                           ARTHUR J. GALLAGHER & CO.

            (Exact name of registrant as specified in its charter)

               DELAWARE                              36-2151613
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

           Two Pierce Place                          60143-3141
           Itasca, Illinois                          (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (708) 773-3800

                                   ---------

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
        Common Stock, par value                  ON WHICH REGISTERED

            $1.00 per share
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                                   ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 13, 1995 was $461,385,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 13, 1995 was 14,987,193.

 PORTIONS OF DOCUMENTS INCORPORATED BY  PART OF FORM 10-K INTO WHICH DOCUMENT
      REFERENCE INTO THIS REPORT                   IS INCORPORATED

       ARTHUR J. GALLAGHER & CO.                      PART III

 Proxy Statement dated March 28, 1995

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Arthur J. Gallagher & Co. (the "Registrant") and its subsidiaries (the Registrant and its subsidiaries are collectively referred to as the "Company" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the United States and abroad. The Company's principal activity is the negotiation and placement of insurance for its clients. The Company also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. The Company believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths.

  The Company operates through a network of approximately 140 offices located throughout the United States and five abroad. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of the Company. The Company's international operations include a Lloyd's broker and affiliated companies in London and facilities in Bermuda, Paris and Singapore.

  The Company was founded in 1927 and was reincorporated as a Delaware corporation in 1972. The Company's executive offices are located at Two Pierce Place, Itasca, Illinois 60143, and its telephone number is (708) 773-3800.

  The Company has not presented industry segment information as its operations are predominantly those of insurance brokerage and risk management and other related insurance services.

BROKERAGE OPERATIONS

  The Company places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies world-wide, and also as a broker in procuring contracts of insurance on behalf of insureds. Specific coverages include all forms of property and casualty, marine, employee benefits, pension and life insurance products.

  The Company places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) for various specialized risks. The Company also provides reinsurance services to its clients.

RISK MANAGEMENT SERVICES

  The Company provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. In 1962, the Company expanded the services of its traditional insurance brokerage operations, which included consulting with respect to risk analysis and coverage requirements, by forming the predecessor of its wholly-owned subsidiary, Gallagher Bassett Services, Inc., to provide expanded risk management services, including claims management, risk control consulting services, information management and property appraisals offered on a totally integrated or select, stand-alone basis. Gallagher Bassett Services, Inc. provides these services for the Company's clients through a network of over 100 offices throughout the United States.

  The Company believes that its risk management services are an important factor in securing new brokerage business and retaining brokerage clients. The Company also markets these services directly to the client on an unbundled basis independently of brokerage services in order to capitalize on the interest in self-insurance created by market conditions. These services include consulting on a wide range of risk management needs such as toxic waste disposal, handling of dangerous cargo, workers' compensation, medical cost containment, substance abuse, employment-related background investigations, loss prevention, property appraisals, and liability reserve reviews. Such efforts have contributed substantially to the growth in the Company's fee revenues.

  In connection with its risk management services, the Company provides self-insurance programs for large institutions, risk sharing pools and associations, and large commercial and industrial customers. Self-insurance, as administered by the Company, is a program in which the client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposures with an excess carrier. The Company's offices are staffed to provide services relating to claims, property appraisals, loss control consulting and computerized record keeping in administering the clients' programs.

  The Company's Gallagher Benefit Services Division specializes in risk management of human resources through fully insured and self-insured programs. This division provides employee benefit services in connection with the design, financing, implementation, administration and communication of compensation and employee benefit programs (including pension and profit-sharing plans, group life, health, accident and disability insurance programs and tax deferral plans), and provides other professional services in connection therewith. Services are supported by an on-line data processing system provided by an outside vendor.

MARKETS AND MARKETING

  A substantial portion of the commission and fee business of the Company is derived from institutions, not-for-profit organizations, municipal and other governmental entities and associations. In addition, the Company's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. The Company also places insurance for individuals. The Company services its clients through its network of approximately 140 offices in the United States and five abroad. No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. In 1994, the largest single customer represented approximately 1% of total revenues.

  The Company believes that its ability to deliver comprehensively structured risk management and brokerage services, including the placement of reinsurance, is one of its major strengths. The Company also believes that its risk management business enhances and attracts other brokerage business due to the nature and strength of business relationships which it forms with clients when providing a variety of risk management services on an on-going basis.

  The Company requires its employees serving in a sales or marketing capacity, including certain executive officers of the Company, to enter into agreements with the Company restricting disclosure of confidential information and solicitation of clients and prospects of the Company upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control of the Company, as defined therein.

COMPETITION

  The Company believes it is the eighth largest insurance broker in the United States and in the top 11 worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. A number of competing firms are significantly larger and some have many times the commission and/or fee revenues of the Company. There are firms in a particular region or locality which are as large or larger than the particular local office of the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

  The Company is also in competition with certain insurance companies which write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and hence indirectly compete with the business of the Company. To date, such direct writing and government benefits have had, in the opinion of the Company, relatively little effect on its business and operations, but the Company can make no prediction as to their effect in the future.

REGULATION

  In every state and foreign jurisdiction in which the Company does business, the Company or an employee is required to be licensed or receive regulatory approval in order for the Company to conduct business. In addition to licensing requirements applicable to the Company, most jurisdictions require that individuals who engage in brokerage and certain insurance service activities be personally licensed.

  The Company's operations depend on its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals.

INTERNATIONAL OPERATIONS

  Arthur J. Gallagher (UK) Limited, formerly known as Gallagher Plumer Limited, is a wholly-owned Lloyd's brokerage subsidiary of the Company. This subsidiary is a London based insurance broker which provides brokerage services to clientele primarily located outside of the United Kingdom ("U.K."). The principal activity of Arthur J. Gallagher (UK) Limited is to negotiate and place insurance and reinsurance with Lloyd's underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, direct marine hull and cargo, reinsurance (marine and non-marine) and overseas property and casualty (predominantly North America).

  Although Arthur J. Gallagher (UK) Limited is located in London, the thrust of its business development has been with non-U.K. brokers, agents and insurers rather than domestic U.K. retail business. This subsidiary presently services clients in approximately 40 countries, with approximately 57% of its brokerage income originating in the United States. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd's, the Company and its non-U.K. subsidiaries, other independent agents and brokers, and major business corporations requiring direct insurance and reinsurance placement.

  Risk Management Partners LTD ("RMP") is a company that is 50% owned by a subsidiary of Arthur J. Gallagher & Co. and 50% owned by a subsidiary of American Re Corporation, one of the world's largest and most prominent reinsurance companies. RMP was created in early 1995 to market insurance products and risk management services to public entities in the U.K. where market conditions for the governmental sector are very similar to the conditions that existed in the United States during the early to middle 1980s. In this market, only a small number of carriers are offering coverage and there is little discussion of alternative approaches. RMP sees a strong demand for alternatives in this marketplace and is poised to fill that need with products and services delivered by professionals with years of experience in public entity business.

  Arthur J. Gallagher & Co. (Bermuda) Limited provides clients with direct access to the risk-taking capacity of Bermuda-based insurers for both direct and reinsurance placements. It also acts as a wholesaler to the Company's marketing efforts by accessing foreign insurance and reinsurance companies in the placing of U.S. and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

  A Company subsidiary, Arthur J. Gallagher International, Inc., located in Rhode Island, provides brokerage services to and arranges overseas risk management and loss control services for multinational organizations.

  Gallagher Bassett International LTD. ("GBI"), a subsidiary of Gallagher Bassett Services, Inc., provides risk management services for foreign operations, as well as U.S. operations that are foreign-controlled. Headquartered in London, GBI works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services are offered on an unbundled basis wherever applicable and include consulting, claims management, information management, loss control, and property valuations. GBI's service network includes over 120 associate offices throughout the world. The combination of Gallagher Bassett offices and affiliated locations provides one of the most comprehensive worldwide service networks available.

  Additional information relating to the Company's foreign operations is contained in Note 14 of Notes to Consolidated Financial Statements.

COMMISSIONS AND FEES

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue for each of the three years in the period ended December 31, 1994 are set forth below:

                                         1994           1993           1992
                                    -------------- -------------- --------------
                                             % OF           % OF           % OF
                                     AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                                    -------- ----- -------- ----- -------- -----
                                                   (IN THOUSANDS)
Commissions........................ $206,820   58% $185,016   56% $176,382   59%
Fees...............................  140,063   39   127,822   39   111,087   37
Investment income and other........    9,494    3    16,425    5    12,216    4
                                    --------  ---  --------  ---  --------  ---
                                    $356,377  100% $329,263  100% $299,685  100%
                                    ========  ===  ========  ===  ========  ===

  The primary source of the Company's compensation for its brokerage services is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by the insured. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which the Company acts. In some cases the Company is compensated for brokerage or advisory services directly by a fee from a client, particularly when insurers do not pay commissions. The Company may also receive contingent commissions which are based on the profit the insurance company makes on the overall volume of business placed by the Company in a given period of time. Occasionally, the Company shares commissions with other brokers who have participated with the Company in placing insurance or servicing insureds.

  The Company's compensation for risk management services is in the form of fees and commissions. The Company typically negotiates fees in advance with its risk management clients on an annual basis based upon the estimated value of the services to be performed. In some cases the Company receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs.

  The Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production, whereas expenses are fairly uniform throughout the year. See Note 15 of Notes to Consolidated Financial Statements for unaudited quarterly operating results for 1994 and 1993.

ACQUISITIONS--PAST

  Since January 1, 1990 through December 31, 1994, the Company has acquired eighteen insurance brokerage services businesses and one loss control services business and disposed of one reinsurance subsidiary. See Note 2 of Notes to Consolidated Financial Statements for further information concerning acquisitions in 1993 and 1994.

  The Company believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by the Company and the geographical markets in which the Company renders such services and not to change substantially the nature of the services performed by the Company.

ACQUISITIONS--CURRENT

  On January 1, 1995, a wholly-owned subsidiary of the Company acquired substantially all of the assets of RMI Insurance Services, Inc., in Granada Hills, California, a California corporation engaged in the insurance brokerage business in exchange for 48,765 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. The principal and one key employee entered into two year employment agreements with the Company.

  On February 28, 1995, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Walter Bryce Insurance Agency, Inc., an Oklahoma corporation engaged in the insurance brokerage business, in exchange for 90,795 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. Two principals entered into two year employment agreements with the Company.

ACQUISITIONS--FUTURE

  The Company is considering and intends to consider from time to time acquisitions and divestitures on terms it deems advantageous. The Company at this time has an agreement in principle to make one acquisition, which acquisition (if consummated) will not be material in relation to the Company. The Company has also had preliminary discussions with a number of other candidates for possible future acquisitions. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to the Company.

EMPLOYEES

  As of December 31, 1994, the Company and its subsidiaries employed approximately 3,300 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The Company's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois where the Company leases approximately 200,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. Except for one office building which the Company owns, the Company operates all of its branch and service offices in leased premises. Certain of these leases for office space have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years. See Note 12 of Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments at December 31, 1994.

ITEM 3. LEGAL PROCEEDINGS.

  The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain other claims arising in the normal course of business, none of which, individually or in the aggregate, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1994.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are as follows:

       NAME              AGE                POSITION AND YEAR FIRST ELECTED
       ----              ---                -------------------------------
Robert E. Gallagher.....  72 Chief Executive Officer 1963-1994, Chairman since 1990
John P. Gallagher.......  67 Executive Vice President since 1963, Vice Chairman since 1990
J. Patrick Gallagher,     43 President since 1990, Chief Executive Officer since 1995
 Jr.....................
John G. Campbell........  57 Vice President since 1978
Michael J. Cloherty.....  47 Vice President--Finance since 1981
Peter J. Durkalski......  44 Vice President since 1990
James W. Durkin, Jr.....  45 Vice President since 1985
Walter F. McClure.......  61 Senior Vice President since 1993
John D. Stancik.........  51 Vice President since 1986
Gary Van der Voort......  49 Vice President since 1986

  Each such person has been principally employed by the Company in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG". The following table sets forth information as to the price range of the Company's common stock for the two-year period January 1, 1993 through December 31, 1994 and the dividends declared per share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

                                                                       DIVIDENDS
                                                                       DECLARED
                                                        HIGH     LOW   PER SHARE
                                                       ------- ------- ---------
1994 Quarterly Periods
  First............................................... $36 3/8 $28 1/4   $.22
  Second.............................................. $33 3/8 $28 1/8   $.22
  Third............................................... $33 7/8 $  29     $.22
  Fourth.............................................. $33 1/2 $29 5/8   $.22
1993 Quarterly Periods
  First............................................... $35 5/8 $25 1/2   $.18
  Second.............................................. $37 3/8 $  31     $.18
  Third............................................... $  33   $29 1/2   $.18
  Fourth.............................................. $37 1/8 $31 5/8   $.18

  As of February 1, 1995, there were approximately 600 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

                           ARTHUR J. GALLAGHER & CO.

                            GROWTH RECORD: 1985-1994

                                         AVERAGE
                                         ANNUAL  -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND      GROWTH    1994       1993      1992
EMPLOYEE DATA)                           ------- ---------  --------  --------
Revenue Data
  Commissions...........................         $ 206,820  $185,016  $176,382
  Fees..................................           140,063   127,822   111,087
  Investment income and other...........             9,494    16,425    12,216
                                                 ---------  --------  --------
    Total revenues......................         $ 356,377  $329,263  $299,685
  Dollar growth.........................         $  27,114  $ 29,578  $ 25,879
  Percent growth........................   13%           8%       10%        9%
                                           ---   ---------  --------  --------
Pretax Earnings Data
  Pretax earnings.......................         $  53,238  $ 48,447  $ 36,837
  Dollar growth.........................         $   4,791  $ 11,610  $  9,025
  Percent growth........................   17%          10%       32%       32%
  Pretax earnings as a percentage of
   revenues.............................                15%       15%       12%
                                           ---   ---------  --------  --------
Earnings Data
  Net earnings..........................         $  34,540  $ 29,446  $ 23,923
  Dollar growth.........................         $   5,094  $  5,523  $  4,407
  Percent growth........................   16%          17%       23%       23%
  Net earnings as a percentage of
   revenues.............................                10%        9%        8%
                                           ---   ---------  --------  --------
Earnings Per Share Data
  Shares outstanding at year end........            14,784    15,689    15,164
  Earnings per share(b).................         $    2.17  $   1.79  $   1.50
  Percent growth of earnings per share..   15%          21%       19%       25%
                                           ---   ---------  --------  --------
Employee Data
  Number at year end....................             3,308     3,169     2,942
  Number growth.........................               139       227       175
  Percent growth........................    6%           4%        8%        6%
  Revenue per employee(c)...............         $     108  $    104  $    102
  Earnings per employee(c)..............         $      10  $      9  $      8
                                           ---   ---------  --------  --------
Common Stock Dividend Data
  Dividends declared per share(d).......         $     .88  $    .72  $    .64
  Total dividends declared..............         $  13,209  $ 10,808  $  8,767
  Percent of earnings...................                38%       37%       37%
                                           ---   ---------  --------  --------
Balance Sheet Data
  Total assets..........................         $ 451,110  $477,873  $425,109
  Long-term debt less current portion...         $   3,390  $ 28,166  $ 23,888
  Total stockholders' equity............         $  96,731  $119,438  $ 93,969
                                           ---   ---------  --------  --------
Return On Beginning Stockholders'
 Equity.................................                29%       31%       27%

NOTES:
(a) The financial information for all periods prior to 1994 has been restated for acquisitions accounted for using the pooling-of-interests method.
(b) Based on the weighted average number of common and common equivalent shares, if any, outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends on a share of common stock outstanding during the entire year.

                   YEARS ENDED DECEMBER 31,
- - ----------------------------------------------------------------------
  1991       1990      1989      1988       1987      1986      1985
- - --------   --------  --------  --------   --------  --------  --------
$170,805   $166,400  $153,168  $139,260   $127,719  $113,862  $ 90,900
  92,019     79,218    65,264    57,025     51,799    41,894    34,372
  10,982     16,468    16,995    15,704     13,541    12,689    10,481
- - --------   --------  --------  --------   --------  --------  --------
$273,806   $262,086  $235,427  $211,989   $193,059  $168,445  $135,753
$ 11,720   $ 26,659  $ 23,438  $ 18,930   $ 24,614  $ 32,692  $ 26,785
       4%        11%       11%       10%        15%       24%       25%
- - --------   --------  --------  --------   --------  --------  --------
$ 27,812   $ 31,166  $ 30,617  $ 27,620   $ 30,966  $ 29,703  $ 21,569
$ (3,354)  $    549  $  2,997  $ (3,346)  $  1,263  $  8,134  $  8,655
     (11)%        2%       11%      (11)%        4%       38%       67%
      10%        12%       13%       13%        16%       18%       16%
- - --------   --------  --------  --------   --------  --------  --------
$ 19,516   $ 21,584  $ 20,747  $ 19,995   $ 20,033  $ 19,026  $ 14,358
$ (2,068)  $    837  $    752  $    (38)  $  1,007  $  4,668  $  5,138
     (10)%        4%        4%        0%         5%       33%       56%
       7%         8%        9%        9%        10%       11%       11%
- - --------   --------  --------  --------   --------  --------  --------
  15,470     15,684    15,699    15,950     16,418    16,362    16,125
$   1.20   $   1.33  $   1.27  $   1.21   $   1.20  $   1.14  $    .87
     (10)%        5%        5%        1%         5%       31%       47%
- - --------   --------  --------  --------   --------  --------  --------
   2,767      2,656     2,542     2,404      2,328     2,130     1,905
     111        114       138        76        198       225       146
       4%         4%        6%        3%         9%       12%        8%
$     99   $     99  $     93  $     88   $     83  $     79  $     71
$      7   $      8  $      8  $      8   $      9  $      9  $      8
- - --------   --------  --------  --------   --------  --------  --------
$    .64   $    .60  $    .52  $    .48   $    .40  $    .20  $    .14
$  8,439   $  6,999  $  5,905  $  5,375   $  4,296  $  1,913  $  1,193
      43%        32%       28%       27%        21%       10%        8%
- - --------   --------  --------  --------   --------  --------  --------
$412,329   $402,599  $366,538  $348,847   $325,487  $290,817  $244,805
$ 24,432   $ 24,723  $ 24,775  $ 25,063   $ 20,073  $ 20,000  $ 20,000
$ 89,907   $ 89,191    80,853  $ 74,025   $ 70,963  $ 62,448  $ 44,916
- - --------   --------  --------  --------   --------  --------  --------
      22%        27%       28%       28%        32%       42%       44%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Fluctuations in premiums charged by insurance companies materially affect the insurance brokerage industry. Commission revenues are based on a percentage of the premiums paid by the insured and generally follow premium levels. Beginning in late 1986 and continuing through the present, price competition has prevailed among property and casualty insurers. This "soft market" (i.e. generally lower premium rates) has generally resulted in flat to reduced renewal commissions during the period.

  Within the past three years, the United States has experienced the devastation of hurricanes in the Southeast and Hawaii, suffered severe losses from flooding in the Midwest, and in California, witnessed earthquakes and more recently observed heavy damage from torrential rains, windstorms and flooding. In January, 1995, Japan was struck by its worst earthquake in more than 70 years. Extraordinarily high losses associated with these catastrophes appear to have had limited impact on the insurance industry, and the competitive environment continues. There remains an overabundance of risk-taking capital, interest rates have risen and a number of insurers are selling their product below cost. Although some forecasts anticipate premium increases, the prospect for overall rate increases in 1995 is unpredictable. The soft market appears to be the arena in which insurance brokers will do business in the foreseeable future.

  Growth of the alternative insurance market has continued notwithstanding the soft market conditions. The Company believes this move from the traditional approach of purchasing insurance will continue regardless of the property/casualty pricing environment and anticipates that sales in the risk management, benefits and self-insurance services areas will again be a major contributor to fee revenue growth in 1995.

  Historically, inflation has contributed to increased property replacement costs and higher litigation awards causing some clients to seek higher levels of insurance coverage. These factors have the effect of generating higher premiums to customers and higher commissions to the Company. More recently, however, the United States has experienced low rates of inflation along with business down-sizing, reduced sales and lower payrolls. These events have resulted in lower levels of exposure to insure. In general, premium rates have had a greater effect on the Company's revenues than inflation.

RESULTS OF OPERATIONS

  The Company's results of operations for all periods prior to December 31, 1994 have been restated to include the results of Donald P. Pipino and Associates, Inc. and The Steel Agency on a combined basis as if they had operated as part of the Company. The Company continues to search for merger partners which complement existing business and provide entry into new market niches and new geographic areas. For the effect of such restatements in the aggregate on year-to-year comparisons, see Note 2 of the Notes to Consolidated Financial Statements.

  Commission revenues increased by $21.8 million or 12% in 1994. This increase is the result of new business production of approximately $30.1 million and, to a lesser extent, modest renewal rate increases partially offset by lost business. In 1993, commission revenues increased by $8.6 million or 5% over 1992. This increase is the result of new business production efforts partially offset by lost business and, to a lesser extent, renewal rate decreases.

  Fee revenues increased by $12.2 million or 10% in 1994. This increase, generated primarily by Gallagher Bassett Services, Inc., resulted from strong new business production of $20.5 million and increases in existing business partially offset by lost business. Fee revenues increased by $16.7 million or 15% in 1993. This increase, again generated primarily by Gallagher Bassett Services, Inc., resulted from strong new business production of $19.9 million and increases in existing business partially offset by lost business.

  Investment income and other decreased by $6.9 million or 42% in 1994. This decrease is due primarily to a combination of significantly lower returns on funds invested with outside fund managers and lower levels of funds available for investment. This decrease is partially offset by a gain of $656,000 realized in closing out interest rate exchange agreements related to the retirement of the Company's debt agreement in the fourth quarter of 1994 and by a gain of $800,000 from the sale of two personal lines books of business also recorded in the fourth quarter of 1994. In 1993, investment income and other increased $4.2 million, or 34% over 1992 due primarily to investment gains recorded on limited partnership investment strategies and was partially offset by lower interest rates and a $1.1 million gain from the sale of a personal lines book of business recorded in the second quarter of 1992.

  Salaries and employee benefits increased by $21.2 million or 13% in 1994 due principally to salary increases, the annualized effect of prior year hires, a 4% increase in year-end employee head count and a corresponding increase in employee benefit expenses and changes in certain benefit plan actuarial assumptions. Also contributing to this increase is a $4.6 million non-recurring gain from a restructuring and settlement of a defined benefit plan at the Company's London subsidiary, Arthur J. Gallagher (UK) Limited, recorded in 1993. See Note 10 of the Notes to Consolidated Financial Statements. Salaries and employee benefits increased by $9.7 million or 6% in 1993 due principally to salary increases, the annualized effect of prior year hires, an 8% increase in year-end employee head count and an increase of $1.1 million in postretirement benefits resulting from the adoption of Statement of Financial Accounting Standards No. 106. Prior to 1993, postretirement benefits had been recorded on a pay-as-you-go basis. See Note 11 of the Notes to Consolidated Financial Statements. This increase was partially offset by the $4.6 million gain from the benefit plan restructuring mentioned above. Without the effect of the benefit plan gain, the increase in salaries and employee benefits would have been $14.3 million or 9%. In 1994, 1993 and 1992, salaries and employee benefits have represented 53%, 51% and 53%, respectively, of total revenues.

  Other operating expenses increased by $1.7 million or 2% in 1994. This increase was due primarily to additional office facilities (rent and utilities, miscellaneous office and supply expenses) resulting from leasing new office space and expanding and upgrading existing facilities, and higher business insurance costs. Travel and entertainment costs also increased due to an increase in both the number of employees and the Company's sales volume. This increase was partially offset by the non-recurring write-off in 1993 of $2.0 million by a 1994 acquisition of certain intangible assets and by a reduction in professional fees related to claims processing, investment management and acquisition costs. Other operating expenses increased by $8.9 million or 9% in 1993. This increase was due primarily to additional office facilities (rent and utilities, miscellaneous office and supply expenses) resulting from leasing new office space and expanding and upgrading existing facilities, the write-off of intangibles mentioned above, and increased professional fees and business insurance. Travel and entertainment costs also increased due to an increase in both the number of employees and the Company's sales volume.

  Interest expense of $1.7 million, $2.4 million and $3.0 million in 1994, 1993 and 1992, respectively, relates primarily to the Company's loan obligations discussed in greater detail below.

  The Company's overall tax rate of 35% in 1994 approximates the statutory federal rate. For 1994, the net effect of state and foreign taxes were substantially offset by the tax benefits generated by certain investments. The Company's overall tax rates of 39% in 1993 and 35% in 1992 are greater than the statutory federal rates of 35% and 34%, respectively, due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits generated by certain investments. Additionally, the increase in the 1993 tax rate over 1992 is due partially to a federal tax rate increase resulting from the Revenue Reconciliation Act of 1993 and the impact of the restatement for a 1994 pooled acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

  The Company's foreign operations recorded operating earnings before income taxes of $1.3 million, $7.1 million, and $1.3 million in 1994, 1993, and 1992, respectively. The 1994 decrease is due primarily to the 1993 non-recurring foreign benefit plan gain mentioned above, and a reduction in investment income. The 1993 increase was due primarily to the foreign benefit plan gain mentioned above. See Notes 13 and 14 of the Notes to Consolidated Financial Statements.

  The Company's total revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. See Note 15 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The insurance brokerage industry is not capital intensive. The Company has historically been profitable with a positive cash flow from operations and has consequently been able to finance its operations and capital expenditures from internally generated funds. Funds restricted as to the Company's use (primarily premiums held as fiduciary funds) have not been included in determining the Company's liquidity.

  In February, 1993, the Company entered into a $20 million unsecured revolving credit agreement (the "Credit Agreement") with two banks. Loans under the Credit Agreement are repayable no later than February, 1998, and bear floating interest rates over the term of the loan. In February, 1993, a loan was funded for $20 million. The Company simultaneously entered into interest rate exchange agreements which fixed the rate of interest payable on the loan. The Company retired the $20 million loan in the fourth quarter of 1994 and has fully satisfied all obligations associated with the loan. The Company also recognized a gain of $656,000 in closing out the interest rate exchange agreements. The Credit Agreement remains in effect and as of December 31, 1994, there are no borrowings currently existing under this agreement.

  The Company also entered into two term loan agreements (the "Term Loan Agreements") with a bank for $3.2 million and $2.5 million in 1993. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998, and June 15, 1998, respectively, and bear interest rates over the terms of the loans of 6.64% and 6.30%, respectively.

  The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

  The Company has line of credit facilities of $17.5 million and $10.0 million which expire on April 30, 1995 and February 28, 1996, respectively. No borrowings currently exist under these facilities.

  The Company paid $12.7 million in cash dividends on its common stock in 1994. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In each quarter of 1994, the Company's Board of Directors declared a dividend of $.22 per share which is $.04 or 22% greater than each quarterly dividend in 1993. In January, 1995, the Company announced a first quarter dividend of $.25 per share, a 14% increase over the quarterly dividend in 1994.

  Net capital expenditures for fixed assets amounted to $7.4 million, $7.6 million and $6.2 million in 1994, 1993 and 1992, respectively. In 1995, the Company intends to make additional capital improvements of approximately $7.5 million to upgrade and modernize existing space, furniture and equipment.

  In 1988, the Company adopted a plan, which has been extended through June 30, 1995, to repurchase its common stock. Under the plan, the Company repurchased
1.4 million shares at a cost of $43.8 million, 225,000 shares at a cost of $7.0 million, and 610,000 shares at a cost of $15.9 million in 1994, 1993 and 1992, respectively. The 1994 common stock repurchases, in part, caused the weighted average shares outstanding to decrease by 590,000 shares from 1993 to 1994. The repurchases were funded entirely by internally generated funds and are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 340,000 additional shares through June 30, 1995. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  The Company believes that internally generated funds will continue to be sufficient to meet the Company's foreseeable cash needs, including non-operating cash disbursements such as anticipated dividends, capital expenditures and repayment of borrowings under its loan agreements if the Company so determines.

  Due to changes in the United States federal income tax laws, effective in 1994, the Company began providing for U. S. income taxes on the undistributed earnings of its foreign subsidiaries. Prior to 1994, the Company did not provide for U. S. income taxes on the undistributed earnings of certain foreign subsidiaries ($19.2 million) which are considered permanently invested outside the United States. See Note 13 of the Notes to Consolidated Financial Statements. Although not available for domestic needs, the undistributed earnings generated by the foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGES
                                                                          -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings.....................................   15
  Consolidated Balance Sheet.............................................   16
  Consolidated Statement of Cash Flows...................................   17
  Consolidated Statement of Stockholders' Equity.........................   18
  Notes to Consolidated Financial Statements.................... 19 through 30
Management's Report......................................................   31
Report of Independent Auditors...........................................   32

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1994     1993     1992
                                                      -------- -------- --------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
OPERATING RESULTS
Revenues:
  Commissions.......................................  $206,820 $185,016 $176,382
  Fees..............................................   140,063  127,822  111,087
  Investment income and other.......................     9,494   16,425   12,216
                                                      -------- -------- --------
    Total revenues..................................   356,377  329,263  299,685
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   188,920  167,701  158,006
  Other operating expenses..........................   112,491  110,762  101,867
  Interest expense..................................     1,728    2,353    2,975
                                                      -------- -------- --------
    Total expenses..................................   303,139  280,816  262,848
                                                      -------- -------- --------
Earnings before income taxes........................    53,238   48,447   36,837
Provision for income taxes..........................    18,698   19,001   12,914
                                                      -------- -------- --------
    Net earnings....................................  $ 34,540 $ 29,446 $ 23,923
                                                      ======== ======== ========
Net earnings per common and common equivalent share.  $   2.17 $   1.79 $   1.50
Dividends declared per common share.................  $    .88 $    .72 $    .64
Weighted average number of common and common
 equivalent shares outstanding......................    15,902   16,492   15,939


                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                             (IN THOUSANDS)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 39,689  $ 43,525
  Restricted cash..........................................   69,135    82,888
  Premiums and fees receivable.............................  179,823   159,083
  Investment strategies--trading...........................   42,637    74,198
  Other....................................................   19,788    19,921
                                                            --------  --------
    Total current assets...................................  351,072   379,615
Marketable securities--available for sale..................   37,836    45,292
Other noncurrent assets....................................   34,294    25,941
Fixed assets...............................................   58,930    52,197
Accumulated depreciation and amortization..................  (38,918)  (32,823)
                                                            --------  --------
    Net fixed assets.......................................   20,012    19,374
Intangible assets--net.....................................    7,896     7,651
                                                            --------  --------
                                                            $451,110  $477,873
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.................. $251,508  $239,797
  Accrued salaries and bonuses.............................   12,060    10,139
  Accounts payable and other accrued liabilities...........   44,862    37,443
  Unearned fees............................................   13,859    11,130
  Income taxes payable.....................................   11,590     8,780
  Other....................................................    7,847    11,006
                                                            --------  --------
    Total current liabilities..............................  341,726   318,295
Long-term debt.............................................    3,390    28,166
Deferred income taxes and other noncurrent accounts........    9,263    11,974
Stockholders' equity:
  Common stock--issued 14,784 shares in 1994 and 15,689
   shares in 1993..........................................   14,784    15,689
  Capital in excess of par value...........................      --      8,110
  Retained earnings........................................   84,840    95,639
  Unrealized holding loss on available for sale
   securities--net of income taxes.........................   (2,893)      --
                                                            --------  --------
    Total stockholders' equity.............................   96,731   119,438
                                                            --------  --------
                                                            $451,110  $477,873
                                                            ========  ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings................................... $ 34,540  $ 29,446  $ 23,923
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net loss (gain) on investments...............    3,042    (5,121)   (1,524)
    Depreciation and amortization................    7,357     9,243     7,620
    Decrease (increase) in restricted cash.......   13,753   (13,908)    3,602
    Increase in premiums receivable..............  (19,410)   (6,924)  (10,819)
    Increase in premiums payable.................   11,711    14,090     6,570
    Decrease in trading investments--net.........   26,811       --        --
    Decrease in other current assets.............    2,074     6,339       725
    Increase in accrued salaries and bonuses.....    1,921     2,250     1,324
    Increase in accounts payable and other
     accrued liabilities.........................    6,900     3,727     2,603
    Increase (decrease) in income taxes payable..    2,810     1,895      (206)
    Decrease in deferred income taxes............   (5,053)   (7,028)   (3,269)
    Other........................................   (8,644)   (2,067)   (2,279)
                                                  --------  --------  --------
      Net cash provided by operating activities..   77,812    31,942    28,270
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (28,409)  (51,755)  (35,329)
  Proceeds from the sale of marketable
   securities....................................   30,527    35,159    30,128
  Proceeds from maturities of marketable
   securities....................................    2,224     9,332     3,915
  Investment in leveraged leases.................      --        750       --
  Purchase of investment strategies..............      --    (24,900)      (88)
  Increase in short-term securities--net.........      --        --       (682)
  Additions to fixed assets......................   (7,379)   (7,645)   (6,206)
  Other..........................................      316       176       --
                                                  --------  --------  --------
      Net cash used by investing activities......   (2,721)  (38,883)   (8,262)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........    3,141     9,722     4,447
  Tax benefit from issuance of common stock......      747     3,541       --
  Repurchase of common stock.....................  (43,843)   (7,035)  (15,856)
  Dividends paid.................................  (12,690)  (10,336)   (8,686)
  Proceeds from issuance of long-term debt.......      --     25,650       --
  Retirement of long-term debt...................  (24,776)  (20,242)     (544)
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (1,506)      427      (435)
                                                  --------  --------  --------
      Net cash (used by) provided by financing
       activities................................  (78,927)    1,727   (21,074)
                                                  --------  --------  --------
Net decrease in cash and cash equivalents........   (3,836)   (5,214)   (1,066)
Cash and cash equivalents at beginning of year...   43,525    48,739    49,805
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 39,689  $ 43,525  $ 48,739
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $  1,873  $  2,809  $  2,832
  Income taxes paid.............................. $ 19,902  $ 19,298  $ 16,040

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      UNREALIZED
                                                                       HOLDING
                                                 CAPITAL             GAIN (LOSS)
                                COMMON STOCK    IN EXCESS            ON AVAILABLE
                               ---------------     OF      RETAINED    FOR SALE
                               SHARES  AMOUNT   PAR VALUE  EARNINGS   SECURITIES
                               ------  -------  ---------  --------  ------------
Balance at December 31, 1991
 as previously reported......  14,967  $14,967  $    132   $ 74,073    $   --
  Acquisition of pooled
   companies.................     503      503      (132)       364        --
                               ------  -------  --------   --------    -------
Balance at December 31, 1991
 as restated.................  15,470   15,470       --      74,437        --
  Net earnings...............     --       --        --      23,923        --
  Cash dividends declared on
   common stock..............     --       --        --      (8,767)       --
  Common stock issued under
   stock option plans........     304      304     4,143        --         --
  Common stock repurchases...    (610)    (610)   (1,954)   (12,542)       --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --          9       (444)       --
                               ------  -------  --------   --------    -------
Balance at December 31, 1992.  15,164   15,164     2,198     76,607        --
  Net earnings...............     --       --        --      29,446        --
  Cash dividends declared on
   common stock..............     --       --        --     (10,808)       --
  Common stock issued under
   stock option plans........     574      574     9,148        --         --
  Tax benefit from issuance
   of common stock...........     --       --      3,541        --         --
  Common stock repurchases...    (225)    (225)   (6,810)       --         --
  Common stock issued in two
   pooling acquisitions......     176      176       --         --         --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --         33        394        --
                               ------  -------  --------   --------    -------
Balance at December 31, 1993.  15,689   15,689     8,110     95,639        --
  Net earnings...............     --       --        --      34,540        --
  Cash dividends declared on
   common stock..............     --       --        --     (13,209)       --
  Common stock issued under
   stock option plans........     171      171     2,970        --         --
  Tax benefit from issuance
   of common stock...........     --       --        747        --         --
  Common stock repurchases...  (1,392)  (1,392)  (11,827)   (30,624)       --
  Common stock issued in
   three pooling
   acquisitions..............     316      316       --         --         --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --        --      (1,506)       --
  Cumulative effect of
   accounting change, net of
   taxes of $970.............     --       --        --         --       1,456
  Change in unrealized gain
   (loss), net of taxes of
   $2,899....................     --       --        --         --      (4,349)
                               ------  -------  --------   --------    -------
Balance at December 31, 1994.  14,784  $14,784  $    --    $ 84,840    $(2,893)
                               ======  =======  ========   ========    =======

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation

  The Company operates in the insurance brokerage and risk management business and offers various services that are related to that activity. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year balance sheet amounts in order to conform to the current year presentation.

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are recognized when received. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $846,000 and $876,000 at December 31, 1994 and 1993, respectively.

 Consolidated statement of cash flows

  Short-term investments, consisting principally of commercial paper and certificates of deposit which have a maturity of ninety days or less at date of purchase, are considered cash equivalents.

 Marketable securities

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires that securities designated as available for sale be carried at fair value, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and reported as a separate component of stockholders' equity. In addition, securities designated as trading are required to be carried at fair value, with unrealized gains and losses included in the statement of earnings. Previously, the Company carried these investments at either the lower of cost or fair value, or at amortized cost. As of January 1, 1994, the Company adopted the provisions of the new standard for investments held as of or acquired after that date. In accordance with Statement 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased the opening balance of stockholders' equity by $1,456,000 (net of deferred income taxes of $970,000) to reflect the net unrealized holding gains on securities classified as available for sale previously carried at the lower of cost or fair value, or at amortized cost. There was no cumulative effect on net earnings as a result of the adoption of Statement 115 because the securities classified as trading were carried as a current asset and had a fair value below cost at January 1, 1994. Accordingly, such unrealized losses were recorded in prior period earnings.

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Gains and losses are recognized in income when realized using the specific identification method. The fair value for marketable securities is based on quoted market prices.

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. Fair value is determined by reference to the fair value of the underlying common stocks which is based on quoted market prices.

                           ARTHUR J. GALLAGHER & CO.

 Fixed assets

  Fixed assets are carried at cost. Furniture and equipment with a cost of $52,246,000 at December 31, 1994 ($45,903,000 at December 31, 1993) are
depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $6,684,000 at December 31, 1994 ($6,294,000 at December 31, 1993) are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

 Intangible assets

  Intangible assets consist primarily of the excess of cost over the value of net tangible assets of acquired businesses and are amortized over forty years using the straight-line method. Accumulated amortization at December 31, 1994 was $7,145,000 ($4,616,000 at December 31, 1993).

2. ACQUISITIONS

 Poolings of Interests

  In 1994, the Company acquired substantially all the net assets of five insurance brokerage firms in exchange for 819,000 shares of its common stock. In 1993, the Company acquired substantially all the net assets of four insurance brokerage firms in exchange for 707,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for three of the 1994 acquisitions and two of the 1993 acquisitions whose results were not significant, the financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  The following summarizes the restatement to reflect the 1994 acquisitions:

                                                    ATTRIBUTABLE TO
                                ARTHUR J. GALLAGHER POOLED COMPANIES AS RESTATED
                                ------------------- ---------------- -----------
                                                 (IN THOUSANDS)
1993
  Revenues.....................      $317,663           $11,600       $329,263
  Net earnings.................        32,271            (2,825)        29,446
                                     ========           =======       ========
1992
  Revenues.....................      $288,918           $10,767       $299,685
  Net earnings.................        23,836                87         23,923
                                     ========           =======       ========

3. PREMIUM TRUST FUNDS

  Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states and foreign jurisdictions in which the Company's subsidiaries operate. Additionally, the Company's United Kingdom subsidiaries are required by Lloyd's of London to meet certain liquidity requirements.

                           ARTHUR J. GALLAGHER & CO.

4. MARKETABLE SECURITIES

  The following is a summary of available for sale marketable securities:

                                                DECEMBER 31, 1994
                         ----------------------------------------------------------------
                            COST OR          GROSS             GROSS       FAIR VALUE AND
                         AMORTIZED COST UNREALIZED GAINS UNREALIZED LOSSES CARRYING VALUE
                         -------------- ---------------- ----------------- --------------
                                                  (IN THOUSANDS)
Preferred stocks........    $25,841          $  179           $2,326          $23,694
Fixed maturities........      7,371             108              905            6,574
Common stocks...........      9,446             230            2,108            7,568
                            -------          ------           ------          -------
                            $42,658          $  517           $5,339          $37,836
                            =======          ======           ======          =======
                                                DECEMBER 31, 1993
                         ----------------------------------------------------------------
                            COST OR
                         AMORTIZED COST
                              AND            GROSS             GROSS
                         CARRYING VALUE UNREALIZED GAINS UNREALIZED LOSSES   FAIR VALUE
                         -------------- ---------------- ----------------- --------------
Preferred stocks........    $29,975          $2,818           $  343          $32,450
Fixed maturities........      8,097             497              444            8,150
Common stocks...........      7,220             771              912            7,079
                            -------          ------           ------          -------
                            $45,292          $4,086           $1,699          $47,679
                            =======          ======           ======          =======

  The gross realized gains on sales of marketable securities totaled $2,004,000, $1,719,000 and $1,475,000 for the years ended December 31, 1994,
1993, and 1992, respectively. The gross realized losses totaled $312,000, $929,000, and $340,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

  Substantially all fixed maturity securities mature in 1998 or later. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations.

  The net unrealized gains (losses) on investment strategies included in income amounted to $83,000 in 1994, $1,908,000 in 1993, and ($1,573,000) in 1992.

5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1994, securities sold under agreements to repurchase the identical securities are collateralized by government backed small business administration loans and government securities with a carrying value of $19,152,000 and a fair value of $19,098,000. The securities collateralizing the agreements were held by two primary dealers.

                           ARTHUR J. GALLAGHER & CO.

6. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1994   1993
                                                                 ------ -------
                                                                 (IN THOUSANDS)
6.64% unsecured term note, payable in annual installments of
 $630, commencing in 1994....................................... $2,520 $ 3,150
6.30% unsecured term note, payable in annual installments of
 $500, commencing in 1994.......................................  2,000   2,500
Variable-rate unsecured revolving credit agreement (LIBOR plus
 .625%).........................................................    --   20,000
10% secured notes to former shareholders of an acquired
 brokerage firm.................................................    --    4,067
                                                                 ------ -------
                                                                  4,520  29,717
Less current portion............................................  1,130   1,551
                                                                 ------ -------
                                                                 $3,390 $28,166
                                                                 ====== =======

  In November, 1994, the Company retired its variable-rate unsecured revolving credit agreement that was due in 1998. In connection with the retirement, the Company also recognized a gain of $656,000 on the settlement of interest rate exchange agreements that had been entered into in 1993 to fix the rate of interest payable on the revolving credit agreement. The credit agreement remains in effect and, as of December 31, 1994, there were no borrowings outstanding under this agreement.

  Terms of the loan agreements include various covenants which require the Company to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures.

  Maturities of long-term debt are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                             (IN THOUSANDS)
1995....................................................         $1,130
1996....................................................          1,130
1997....................................................          1,130
1998....................................................          1,130
                                                                 ------
                                                                 $4,520
                                                                 ======

  The Company has line of credit facilities of $17,500,000 which expires on April 30, 1995 and $10,000,000 which expires on February 28, 1996. No borrowings existed under these facilities at December 31, 1994.

7. CAPITAL STOCK AND STOCKHOLDERS' RIGHTS PLAN

 Capital Stock

  The table below summarizes certain information about the Company's capital stock at December 31, 1994:

                                                   AUTHORIZED     ISSUED AND
CLASS                                    PAR VALUE   SHARES   OUTSTANDING SHARES
- - -----                                    --------- ---------- ------------------
Preferred stock.........................  No par    1,000,000            --
Common stock............................  $ 1.00   50,000,000     14,784,000

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, were distributed May 12, 1987 as a dividend to holders of the Company's

                           ARTHUR J. GALLAGHER & CO.

common stock at the rate of one Right for each common share held. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $100. The Rights become exercisable and transferable apart from the common stock after a public announcement that a person or group has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If the Company is acquired in a merger or business combination, each Right may be exercised to purchase the common stock of the surviving company having a market value of twice the exercise price of each Right. The Rights, which expire May 12, 1997, may be redeemed by the Company at 5 cents per Right at any time prior to the public announcement of the acquisition of 20% of the common stock. At December 31, 1994, 25,000,000 shares of common stock were reserved for potential exercise of the Rights.

8. STOCK OPTION PLANS

  The Company has two sets of incentive and nonqualified stock option plans for officers and key employees of the Company and its subsidiaries adopted in 1983 and 1988, respectively. Options granted under the 1983 plans become exercisable at the rate of 10% per year beginning the calendar year after the date of grant and expire ten years from the date of grant, or earlier in the event of death or termination of the employee. The terms of options under the 1988 plans are determined by the Company's Option Committee on the date of grant. Incentive stock options are granted at the fair market value of the underlying shares at the date of grant. The excess of fair market value at the date of grant over the option price for the nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period. No options may be granted under any plan ten years after its inception.

  In 1989, the Company adopted a non-employee director's stock option plan which currently authorizes 106,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of their annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant.

  During 1986, the Company adopted an incentive stock option plan for its officers and key employees resident in the United Kingdom. The United Kingdom Plan is essentially the same plan as the Company's 1983 U.S. incentive plan, with certain modifications to comply with United Kingdom law and to provide potentially favorable tax treatment for grantees resident in the United Kingdom.

  Transactions related to all stock options are as follows:

                                          YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------
                                1994                 1993                 1992
                         -------------------- -------------------- --------------------
                         SHARES               SHARES               SHARES
                         UNDER      OPTION    UNDER      OPTION    UNDER      OPTION
                         OPTION     PRICE     OPTION     PRICE     OPTION     PRICE
                         ------  ------------ ------  ------------ ------  ------------
                                  (IN THOUSANDS, EXCEPT OPTION PRICE DATA)
Beginning balance....... 3,997   $ 4.97-33.75 3,769   $ 4.97-27.63 3,470   $ 4.97-25.63
Granted.................   870    10.00-33.00   898    14.13-33.75   686     9.25-27.63
Exercised...............  (171)    4.97-33.75  (574)    4.97-27.63  (304)    4.97-22.38
Canceled................   (82)   16.25-33.75   (96)   16.25-33.75   (83)   16.25-26.25
                         -----   ------------ -----   ------------ -----   ------------
Ending balance.......... 4,614   $ 7.13-33.75 3,997   $ 4.97-33.75 3,769   $ 4.97-27.63
                         =====   ============ =====   ============ =====   ============
Exercisable at end of
 year................... 1,283                  934                  998
                         =====                =====                =====

  Options with respect to 1,780,000 shares were available for grant at December 31, 1994.

                           ARTHUR J. GALLAGHER & CO.

9. SAVINGS & THRIFT PLAN

  The Company has a contributory savings & thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. The Company contributed $879,000, $773,000 and $640,000 in 1994, 1993 and 1992, respectively.

10. PENSION PLANS

  The Company has a noncontributory defined benefit pension plan which covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. The Company's contributions to the plan satisfy the minimum funding requirements of ERISA. Plan assets consist primarily of common stocks and bonds invested under the terms of a group annuity contract managed by a life insurance company.

  The Company accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions". The difference between the present value of the projected benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

  The following table sets forth the plan's estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1994      1993
                                                             -------  --------
                                                              (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation:
  Vested.................................................... $19,561  $ 20,143
  Nonvested.................................................   3,758     4,682
                                                             -------  --------
                                                             $23,319  $ 24,825
                                                             =======  ========
Projected benefit obligation................................ $34,825  $ 39,357
Assets at fair value........................................  23,119    19,729
                                                             -------  --------
Projected benefit obligation in excess of plan assets.......  11,706    19,628
                                                             -------  --------
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions.........  (1,526)  (11,892)
Unamortized portion of net obligation at January 1..........    (666)     (722)
                                                             -------  --------
Unfunded accrued pension cost............................... $ 9,514  $  7,014
                                                             =======  ========

  Pension expense for the plan consists of the following:

                                                        YEARS ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1994     1993     1992
                                                       -------  -------  ------
                                                           (IN THOUSANDS)
Service cost--benefits earned during the year......... $ 5,400  $ 4,178  $2,983
Interest cost on projected benefit obligation.........   2,467    2,198   1,620
Actual return on plan assets..........................    (158)  (2,285)   (226)
Net amortization and deferral.........................  (1,366)   1,304    (536)
                                                       -------  -------  ------
Net pension expense................................... $ 6,343  $ 5,395  $3,841
                                                       =======  =======  ======

                           ARTHUR J. GALLAGHER & CO.

  The following assumptions were used in determining the actuarial present value of the plan's projected benefit obligation:

                                                                 DECEMBER 31,
                                                               -----------------
                                                               1994  1993  1992
                                                               ----- ----- -----
Discount rate................................................. 8.00% 7.00% 7.50%
Rate of increase in future compensation levels................ 7.00% 5.75% 5.75%
Expected long-term rate of return on assets................... 9.00% 9.00% 9.00%

  In 1993, the Company converted its foreign defined benefit plan to a defined contribution plan. The defined contribution plan provides for basic contributions by the Company and voluntary contributions by employees which are matched 100% by the Company, up to a maximum of 5% of salary, as defined.

  At the time of the foreign plan conversion, there was a surplus of plan assets in excess of benefit obligations. Previously vested benefits of the plan participants were settled by the purchase of annuity policies with a life insurance company. As a result of the defined benefit plan settlement, the Company recognized a $4,572,000 gain in 1993, which was recorded as an offset to salaries and employee benefits expense.

  Net pension expense for both domestic and foreign plans amounted to $6,343,000 in 1994, $1,444,000 in 1993 and $4,521,000 in 1992.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  In 1992, the Company amended its health benefits plan to eliminate retiree coverage, except for current retirees and those employees who had already attained a specified age and length of service. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis.

  The components of the net periodic postretirement benefit cost include the following:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                                1994   1993
                                                               ------ ------
                                                                (IN THOUSANDS)
Service cost.................................................. $  --  $  --
Interest cost.................................................    828    762
Amortization of transition obligation.........................    512    512
                                                               ------ ------
                                                               $1,340 $1,274
                                                               ====== ======

  The following table sets forth the estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1994     1993
                                                               -------  -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.................................................... $ 4,103  $ 3,350
  Active eligible employees...................................   6,989    7,842
                                                               -------  -------
                                                                11,092   11,192
Unrecognized transition obligation............................  (9,212)  (9,724)
Unrecognized gain (loss)......................................     372     (363)
                                                               -------  -------
Accrued postretirement benefit cost........................... $ 2,252  $ 1,105
                                                               =======  =======

                           ARTHUR J. GALLAGHER & CO.

  The assumed healthcare cost trend rate used for the next two years is 9.5%, scaling down to 4.5% after 14 years. A 1% increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by $1,599,000 at December 31, 1994 and would increase the net periodic postretirement benefit cost for 1994 by $127,000.

  The discount rate used to measure the accumulated postretirement benefit obligation was 8.0% and 7.0% at December 31, 1994 and 1993, respectively. The transition obligation is being amortized over 20 years. Prior to 1993, postretirement benefits were recorded on a pay-as-you-go basis.

12. LEASES

  The Company generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years.

  Minimum aggregate rental commitments at December 31, 1994 under noncancelable operating leases having an initial term of more than one year are as follows:

                                                                      TOTAL
                                                                  --------------
                                                                  (IN THOUSANDS)
1995.............................................................    $ 21,910
1996.............................................................      18,221
1997.............................................................      14,158
1998.............................................................      11,797
1999.............................................................      10,153
Subsequent years.................................................      54,782
                                                                     --------
                                                                     $131,021
                                                                     ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $24,811,000 in 1994, $24,122,000 in 1993 and $23,957,000 in 1992.

                           ARTHUR J. GALLAGHER & CO.

13. INCOME TAXES

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Earnings before income taxes consist of:
  Domestic........................................... $51,975  $41,305  $35,499
  Foreign............................................   1,263    7,142    1,338
                                                      -------  -------  -------
                                                      $53,238  $48,447  $36,837
                                                      =======  =======  =======
Provision for income taxes consists of:
  Federal--
    Current.......................................... $18,596  $17,428  $10,927
    Deferred.........................................  (4,475)  (4,773)  (2,245)
                                                      -------  -------  -------
                                                       14,121   12,655    8,682
                                                      -------  -------  -------
  State and local--
    Current..........................................   4,972    4,667    3,693
    Deferred.........................................    (639)    (682)    (559)
                                                      -------  -------  -------
                                                        4,333    3,985    3,134
                                                      -------  -------  -------
  Foreign--
    Current..........................................    (856)   2,407    1,459
    Deferred.........................................   1,100      (46)    (361)
                                                      -------  -------  -------
                                                          244    2,361    1,098
                                                      -------  -------  -------
Total provision...................................... $18,698  $19,001  $12,914
                                                      =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
  Leveraged leases.............................................. $ 2,972 $ 3,847
  Other.........................................................   3,773   2,805
                                                                 ------- -------
    Deferred tax liabilities....................................   6,745   6,652
                                                                 ------- -------
Deferred tax assets:
  Accrued and unfunded compensation and employee benefits.......   9,776   6,620
  Accrued liabilities...........................................   7,487   6,206
  Unrealized investment losses..................................   1,929     --
  Other.........................................................   1,875   1,166
                                                                 ------- -------
    Total deferred tax assets...................................  21,067  13,992
    Valuation allowance for deferred tax assets.................     --      --
                                                                 ------- -------
    Deferred tax assets.........................................  21,067  13,992
                                                                 ------- -------
Net deferred tax assets......................................... $14,322 $ 7,340
                                                                 ======= =======

                           ARTHUR J. GALLAGHER & CO.

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows:

                                          YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1994            1993            1992
                                --------------- --------------- ---------------
                                          % OF            % OF            % OF
                                         PRETAX          PRETAX          PRETAX
                                AMOUNT   INCOME AMOUNT   INCOME AMOUNT   INCOME
                                -------  ------ -------  ------ -------  ------
                                               (IN THOUSANDS)
Federal statutory rate......... $18,640   35.0  $16,956   35.0  $12,525   34.0
State income taxes--net of
 federal.......................   2,693    5.1    2,090    4.3    2,035    5.5
Dividend exclusion.............    (993)  (1.9)    (699)  (1.5)    (888)  (2.4)
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners...............    (750)  (1.4)   1,158    2.4      (65)  (0.1)
Foreign taxes..................     388     .7    1,262    2.6      740    2.0
General business credits.......  (2,510)  (4.7)  (1,655)  (3.4)  (1,074)  (2.9)
Other--net.....................   1,230    2.3     (111)  (0.2)    (359)  (1.0)
                                -------   ----  -------   ----  -------   ----
                                $18,698   35.1  $19,001   39.2  $12,914   35.1
                                =======   ====  =======   ====  =======   ====

  Due to changes in the U.S. federal income tax laws, effective in 1994, the Company began providing for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Prior to 1994, the Company did not provide for U.S. income taxes on the undistributed earnings ($19,200,000 at December 31, 1994) of certain foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is $5,300,000.

                           ARTHUR J. GALLAGHER & CO.

14. FOREIGN OPERATIONS

  Financial data by geographic area of operations are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------- --------  --------
                                                        (IN THOUSANDS)
Revenues:
  Commissions and fees
    United States................................ $ 332,795 $300,291  $274,603
    Foreign, principally United Kingdom..........    14,088   12,547    12,866
                                                  --------- --------  --------
                                                    346,883  312,838   287,469
  Investment income..............................     9,494   16,425    12,216
                                                  --------- --------  --------
                                                  $ 356,377 $329,263  $299,685
                                                  ========= ========  ========
Earnings before taxes:
  Operating profit (loss)
    United States................................ $  62,903 $ 48,772  $ 43,355
    Foreign, principally United Kingdom..........       106     (534)   (1,560)
                                                  --------- --------  --------
                                                     63,009   48,238    41,795
  General corporate expense, including interest
   expense and investment income.................     9,771     (209)    4,958
                                                  --------- --------  --------
                                                  $  53,238 $ 48,447  $ 36,837
                                                  ========= ========  ========
Identifiable assets:
  United States.................................. $ 227,845 $209,182  $199,895
  Foreign, principally United Kingdom............    78,641   80,090    73,097
                                                  --------- --------  --------
                                                    306,486  289,272   272,992
  Corporate......................................   144,624  188,601   152,117
                                                  --------- --------  --------
                                                  $ 451,110 $477,873  $425,109
                                                  ========= ========  ========

  The consolidated financial statements include liabilities of $58,048,000 at December 31, 1994 ($60,857,000 at December 31, 1993) after elimination of intercompany balances applicable to foreign operations.

  Exchange gains (losses) were approximately $106,000 in 1994, ($115,000) in 1993 and ($147,000) in 1992.

                           ARTHUR J. GALLAGHER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

  Quarterly operating results for 1994 and 1993 were as follows:

                                                             1994
                                                -------------------------------
                                                  1ST     2ND     3RD     4TH
                                                ------- ------- ------- -------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
Total revenues................................. $82,949 $80,944 $97,653 $94,831
Earnings before income taxes...................   8,258   7,120  20,276  17,584
Net earnings...................................   5,234   4,517  12,806  11,983
Net earnings per common and common equivalent
 share.........................................     .32     .28     .81     .77
                                                             1993
                                                -------------------------------
                                                  1ST     2ND     3RD     4TH
                                                ------- ------- ------- -------
Total revenues................................. $74,751 $76,035 $91,590 $86,887
Earnings before income taxes...................   7,457  11,291  18,924  10,775
Net earnings...................................   4,695   7,044  12,041   5,666
Net earnings per common and common equivalent
 share.........................................     .29     .43     .73     .34

                              MANAGEMENT'S REPORT

  The Management of Arthur J. Gallagher & Co. is responsible for the preparation and integrity of the consolidated financial statements and the related financial comments appearing in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments. Other financial information presented in the annual report is consistent with the financial statements.

  The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are recorded and reported properly. This system of controls is based upon written policies and procedures, appropriate divisions of responsibility and authority, careful selection and training of personnel and the utilization of an internal audit program and staff. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.

  Ernst & Young LLP, independent auditors, has audited the Company's financial statements and their report is presented herein.

  The Board of Directors has an Audit Committee composed entirely of outside Directors. Ernst & Young LLP has direct access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

                                          Arthur J. Gallagher & Co.

Itasca, Illinois
January 18, 1995

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          ERNST & YOUNG LLP

Chicago, Illinois
January 18, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 28, 1995 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation of the Company's directors and executive officers is included in the Proxy Statement dated March 28, 1995 under the caption entitled "Compensation of Executive Officers and Directors", and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 28, 1995 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1994.

      (b) Consolidated Balance Sheet as of December 31, 1994 and 1993.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1994.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1994.

      (e) Notes to Consolidated Financial Statements.

      (f) Report of Independent Auditors.

    2. Consolidated Financial Statement Schedules consisting of:

      (a) Schedule II--Valuation and Qualifying Accounts.

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3. Exhibits:

        3.1     Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit Number 2(a) to Company's
                Form 8-A Registration Statement filed October 22, 1987, File
                No. 1-9761).

        3.2 By-Laws of the Company (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No.
                33-10447).
        3.3     Rights Agreement between the Company and Bank of America
                Illinois (incorporated by reference to Exhibits 1 and 2 to Company's Form 8-A Registration Statement filed May 12, 1987,
                File No. 0-13480).
        3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago), Harris Trust and
                Savings Bank and the Company (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-38031).
        4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of the Company and the Rights Agreement in Exhibits
                3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
        4.4 Credit Agreement dated February 16, 1993 (incorporated by reference to the same exhibit number to the Company's Form 10-K
                Annual Report for 1992, File No.
                1-9761).
     **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1
                Registration Statement No. 2-89195).
     **10.1.1 Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3 to Company's Form S-8 Registration
                Statement No. 33-604).
     **10.1.2 Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3.1 to Company's Form S-8 Registration
                Statement No. 33-14625).
     **10.2 Arthur J. Gallagher & Co. Nonqualified Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1
                Registration Statement No. 2-89195).
     **10.2.1 Amendment No. 1 to Exhibit No. 10.2 (incorporated by reference to Exhibit No. 10.4 to Company's Form S-8 Registration
                Statement No. 33-604).
     **10.2.2 Amendment No. 2 to Exhibit No. 10.2 (incorporated by reference to Exhibit No. 10.4.1 to Company's Form S-8 Registration
                Statement No. 33-14625).
     **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
                Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form 10-K
                Annual Report for 1986, File No. 0-13480).
     **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan
                (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 33-22029).
     **10.26.1  Amendment No. 1 to Exhibit No. 10.26 (incorporated by reference to Exhibit No. 10.3 to Company's Form S-8 Registration
                Statement No. 33-24251).
     **10.26.2  Amendment No. 2 to Exhibit No. 10.26 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).
     **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan
                (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 33-22029).
     **10.27.1  Amendment No. 1 to Exhibit No. 10.27 (incorporated by reference to Exhibit No. 10.4 to Company's Form S-8 Registration
                Statement No. 33-30762).
     **10.27.2  Amendment No. 2 to Exhibit No. 10.27 (incorporated by reference to Exhibit No. 10.5 to Company's Form S-8 Registration
                Statement No. 33-38031).
     **10.27.3  Amendment No. 3 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).

     **10.27.4  Amendment No. 5 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-80648).
     **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                Option Plan (incorporated by reference to Exhibit No. 10.1 to
                Company's Form S-8 Registration Statement No. 33-30816).
     **10.28.1  Amendment No. 1 to Exhibit 10.28 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1990, File No. 1-9761).
     **10.28.2  Amendment No. 3 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).
     **10.28.3  Amendment No. 5 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-80648).
       10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1989,
                File No. 1-9761).
       10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                to Bank of America Illinois regarding Common Stock Purchase
                Financing Program including exhibits thereto and related
                letters (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-89195).
       10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
                (incorporated by reference to the same exhibit number to
                Company's Form 10-K Annual Report for 1985, File No. 0-13480).
     **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-89195).
     **10.11    Form of Indemnity Agreement between the Company and each of its directors and corporate officers (incorporated by reference to
                Attachment A to the Company's Proxy Statement dated April 10,
                1987 for its Annual Meeting of Stockholders, File No.
                0-13480).
     **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
                1988 between the Company and each of Robert H. B. Baldwin, Jack
                M. Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1988, File No. 1-9761).
      *11.0     Statement re: computation of earnings per common and common equivalent share.
      *21.0     Subsidiaries of the Company, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
      *23.1     Consent of Ernst & Young LLP, as independent auditors.
      *24.0     Powers of Attorney.
      *27.0     Financial Data Schedule.
                All other exhibits are omitted because they are inapplicable.

- - --------
   *Filed herewith.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

  (b) Reports on Form 8-K

    Not applicable

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 14TH DAY OF MARCH, 1995.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 14TH DAY OF MARCH, 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
            *John P. Gallagher              Executive Vice President, Director and Vice
  _________________________________________   Chairman
             John P. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Vice President--Finance and Director (Chief
___________________________________________   Financial Officer)
            Michael J. Cloherty
           /s/ David B. Hoch                Controller (Chief Accounting Officer)
___________________________________________
               David B. Hoch
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
             *John G. Campbell              Director
  _________________________________________
             John G. Campbell
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
           *Philip A. Marineau              Director
___________________________________________
            Philip A. Marineau
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

         /s/ Carl E. Fasig
*By: ________________________________
   Carl E. Fasig, Attorney-in-Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                       VALUATION AND QUALIFYING ACCOUNTS

                               BALANCE AT ADDITIONS                  BALANCE AT
                               BEGINNING  CHARGED TO                   END OF
                                OF YEAR    EXPENSE   ADJUSTMENTS        YEAR
                               ---------- ---------- -----------     ----------
Year ended December 31, 1994
  Allowance for doubtful
   accounts................... $  875,815 $    2,154 $   (31,543)(1) $  846,426
  Amortization of goodwill....  2,797,673    334,514     134,131 (3)  3,266,318
  Amortization of expiration
   lists......................  1,818,706    589,143   1,471,206 (3)  3,879,055
Year ended December 31, 1993
  Allowance for doubtful
   accounts................... $1,789,000 $1,390,251 $(2,303,436)(1) $  875,815
  Amortization of goodwill....  2,507,894    289,779                  2,797,673
  Amortization of expiration
   lists......................  1,545,314    273,392                  1,818,706
Year ended December 31, 1992
  Allowance for doubtful
   accounts................... $  812,619 $  925,727 $    50,654 (1) $1,789,000
  Amortization of goodwill....  2,195,488    312,406                  2,507,894
  Amortization of expiration
   lists......................  1,381,609    208,359     (44,654)(2)  1,545,314

- - --------
(1) Bad debt write-offs net of recoveries.
(2) Reversal of fully amortized expiration lists.
(3) 1994 acquisitions accounted for as poolings of interests whose results were not significant and financial statements for all prior periods were not restated.

                                 EXHIBIT INDEX

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit Number 2(a) to Company's Form 8-A
            Registration Statement filed October 22, 1987, File No. 1-9761).
    3.2 By-Laws of the Company (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement
            No. 33-10447).
    3.3     Rights Agreement between the Company and Bank of America Illinois
            (incorporated by reference to Exhibits 1 and 2 to Company's Form 8-
            A Registration Statement filed May 12, 1987, File No. 0-13480).
    3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
            National Bank and Trust Company of Chicago), Harris Trust and
            Savings Bank and the Company (incorporated by reference to the same exhibit number to Company's Form S-8 Registration Statement No. 33-
            38031).
    4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of the Company and the Rights Agreement in Exhibits 3.1,
            3.2, and 3.3, respectively, hereby incorporated by reference).
    4.4 Credit Agreement dated February 16, 1993 (incorporated by reference to the same exhibit number to the Company's Form 10-K Annual Report for 1992, File No. 1-9761).
 **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement
            No. 2-89195).
 **10.1.1   Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to
            Exhibit No. 10.3 to Company's Form S-8 Registration Statement No.
            33-604).
 **10.1.2   Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to
            Exhibit No. 10.3.1 to Company's Form S-8 Registration Statement No.
            33-14625).
 **10.2 Arthur J. Gallagher & Co. Nonqualified Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1 Registration
            Statement No. 2-89195).
 **10.2.1   Amendment No. 1 to Exhibit No. 10.2 (incorporated by reference to
            Exhibit No. 10.4 to Company's Form S-8 Registration Statement No.
            33-604).
 **10.2.2   Amendment No. 2 to Exhibit No. 10.2 (incorporated by reference to
            Exhibit No. 10.4.1 to Company's Form S-8 Registration Statement No.
            33-14625).
 **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
            Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form 10-K Annual
            Report for 1986, File No. 0-13480).
 **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 33-22029).
 **10.26.1  Amendment No. 1 to Exhibit No. 10.26 (incorporated by reference to
            Exhibit No. 10.3 to Company's Form S-8 Registration Statement No.
            33-24251).
 **10.26.2  Amendment No. 2 to Exhibit No. 10.26 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 33-22029).
 **10.27.1  Amendment No. 1 to Exhibit No. 10.27 (incorporated by reference to
            Exhibit No. 10.4 to Company's Form S-8 Registration Statement No.
            33-30762).
 **10.27.2  Amendment No. 2 to Exhibit No. 10.27 (incorporated by reference to
            Exhibit No. 10.5 to Company's Form S-8 Registration Statement No.
            33-38031).

 **10.27.3  Amendment No. 3 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.27.4  Amendment No. 5 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-80648).
 **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock Option
            Plan (incorporated by reference to the Exhibit No. 10.1 to
            Company's Form S-8 Registration Statement No. 33-30816).
 **10.28.1  Amendment No. 1 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for
            1990, File No. 1-9761).
 **10.28.2  Amendment No. 3 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.28.3  Amendment No. 5 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-80648).
   10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center
            III Limited Partnership, a Texas limited partnership, dated July
            26, 1989 (incorporated by reference to the same exhibit number to
            Company's Form 10-K Annual Report for 1989, File No. 1-9761).
   10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to
            Bank of America Illinois regarding Common Stock Purchase Financing
            Program including exhibits thereto and related letters
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 2-89195).
 **10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
            (incorporated by reference to the same exhibit number to Company's
            Form 10-K Annual Report for 1985, File No. 0-13480).
 **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to
            Company's Form S-1 Registration Statement No. 2-89195).
 **10.11    Form of Indemnity Agreement between the Company and each of its directors and corporate officers (incorporated by reference to
            Attachment A to the Company's Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).
 **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
            1988 between the Company and each of Robert H. B. Baldwin, Jack M.
            Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1988,
            File No. 1-9761).
  *11.0     Statement re: computation of earnings per common and common equivalent share.
  *21.0     Subsidiaries of the Company, including state or other jurisdiction of incorporation or organization and the names under which each does business.
  *23.1     Consent of Ernst & Young LLP, as independent auditors.
  *24.0     Powers of Attorney.
  *27.0     Financial Data Schedule.
            All other exhibits are omitted because they are inapplicable.

- - --------
   *Filed herewith.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.