Form 10-Q
period 1995-03-31
GALLAGHER ARTHUR J & CO
filed 1995-05-10
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM_________________________ TO___________________________

Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                36-2151613
- ------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


                TWO PIERCE PLACE, ITASCA, ILLINOIS  60143-3141
       ----------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (708) 773-3800
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 1995 was 15,016,858.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                        PAGE NO.
Part I.  Financial Information:

    Item 1.  Financial Statements (Unaudited):

        Consolidated Statement of Earnings for the three-month
          periods ended March 31, 1995 and 1994...........................  3

        Consolidated Balance Sheet at March 31, 1995 and
          December 31, 1994...............................................  4

        Consolidated Statement of Cash Flows for the three-month periods ended March 31, 1995 and 1994...................................  5

        Notes to Consolidated Financial Statements........................  6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................  7-8

Part II.  Other Information:

    Item 6.  Exhibits and Reports on Form 8-K.............................  9

             Exhibit 11.0 - Computation of Net Earnings Per
             Common and Common Equivalent Share (Unaudited).

             Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7.
             Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended December 31, 1994).


             Exhibit 27.0 - Financial Data Schedule.


    Signatures............................................................  10

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                           THREE-MONTH PERIOD ENDED
                                                                   MARCH 31,
                                                             1995           1994
                                                            -------        -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
         Commissions                                        $51,762        $47,979
         Fees                                                36,100         32,314
         Investment income and other                          2,661          2,656
                                                            -------        -------
            Total revenues                                   90,523         82,949

Expenses:
         Salaries and employee benefits                      50,523         46,191
         Other operating expenses                            30,339         28,500
                                                            -------        -------
            Total expenses                                   80,862         74,691
                                                            -------        -------

Earnings before income taxes                                  9,661          8,258

Provision for income taxes                                    3,381          3,024
                                                            -------        -------

Net earnings                                                $ 6,280        $ 5,234
                                                            =======        =======

Net earnings per common and
   common equivalent share                                  $   .40        $   .32

Dividends declared per common share                         $   .25        $   .22

Weighted average number of common and
   common equivalent shares outstanding                      15,767         16,175

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1995          1994
                                                                       ---------   ------------
                                                                            (IN THOUSANDS)
                 ASSETS

Current assets:
 Cash and cash equivalents                                              $ 45,516     $ 39,689
 Restricted cash                                                          67,179       69,135
 Premiums and fees receivable                                            161,672      179,823
 Investment strategies - trading                                          44,318       42,637
 Other                                                                    18,252       19,788
                                                                        --------     --------
   Total current assets                                                  336,937      351,072

Marketable securities - available for sale                                40,482       37,836
Other noncurrent assets                                                   32,606       34,294

Fixed assets                                                              62,366       58,930
Accumulated depreciation and amortization                                (41,273)     (38,918)
                                                                        --------     --------
   Net fixed assets                                                       21,093       20,012
Intangible assets - net                                                    7,750        7,896
                                                                        --------     --------
                                                                        $438,868     $451,110
                                                                        ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                                $240,158    $251,508
 Accrued salaries and bonuses                                              6,288      12,060
 Accounts payable and other accrued liabilities                           47,770      44,862
 Unearned fees                                                            14,970      13,859
 Income taxes payable                                                      8,044      11,590
 Other                                                                     7,163       7,847
                                                                        --------    --------
   Total current liabilities                                             324,393     341,726

Deferred income taxes and other noncurrent accounts                       12,233      12,653

Stockholders' equity:
 Common stock - issued 15,017 shares at
   March 31, 1995 and 14,784 shares at
   December 31, 1994                                                      15,017      14,784
 Capital in excess of par value                                            1,577           -
 Retained earnings                                                        87,517      84,840
 Unrealized holding loss on available for sale
  securities - net of income taxes                                        (1,869)     (2,893)
                                                                        --------    --------
    Total stockholders' equity                                           102,242      96,731
                                                                        --------    --------
                                                                        $438,868    $451,110
                                                                        ========    ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE-MONTH PERIOD ENDED
                                                            MARCH 31,
                                                        1995         1994
                                                    ------------  -----------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
   Net earnings                                       $  6,280     $  5,234
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Net loss (gain) on investments                    286       (1,151)
         Depreciation and amortization                   1,963        1,854
         Increase in restricted cash                     1,956       15,385
         Decrease in premiums receivable                15,451       21,334
         Decrease in premiums payable                  (11,350)     (26,975)
         Increase in trading investments - net          (2,022)        (991)
         Decrease in other current assets                1,536        2,716
         Decrease in accrued salaries and bonuses       (5,772)      (3,593)
         Increase in accounts payable and other
          accrued liabilities                            2,406        6,978
         (Decrease) increase in income taxes payable    (3,546)         871
         Decrease in deferred income taxes                (279)        (245)
         Other                                           4,866       (3,307)
                                                      --------     --------
            Net cash provided by operating activities   11,775       18,110
                                                      --------     --------

Cash flows from investing activities:
   Purchases of marketable securities                   (4,215)     (10,828)
   Proceeds from the sale of marketable securities       2,633       13,399
   Proceeds from maturities of marketable securities       453          265
   Additions to fixed assets                            (2,898)        (521)
   Other                                                   140          -
                                                      --------     --------
            Net cash (used) provided by investing
             activities
                                                        (3,887)       2,315
                                                      --------     --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                3,157          451
   Tax benefit from issuance of common stock               678          112
   Repurchase of common stock                           (2,165)     (18,527)
   Dividends paid                                       (3,252)      (2,733)
   Retirement of long-term debt                           (630)      (4,276)
   Equity transactions of pooled companies prior
    to dates of acquisition                                151       (1,059)
                                                      --------     --------
            Net cash used by financing activities       (2,061)     (26,032)
                                                      --------     --------

Net increase (decrease) in cash and cash equivalents     5,827       (5,607)
Cash and cash equivalents at beginning of period        39,689       43,525
                                                      --------     --------
Cash and cash equivalents at end of period            $ 45,516     $ 37,918
                                                      ========     ========

Supplemental disclosures of cash flow information:
   Interest paid                                      $    137     $    522
   Income taxes paid                                  $  5,586     $  1,974

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1.   BASIS OF PRESENTATION


          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1994 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth.

          The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year.

          These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders.

     2.   ACQUISITIONS - POOLINGS OF INTERESTS


          On January 1, 1995, a wholly-owned subsidiary of the Company acquired substantially all the net assets of RMI Insurance Services, Inc., a California corporation engaged in the insurance brokerage business. On February 28, 1995, a wholly-owned subsidiary of the Company acquired substantially all the net assets of Walter Bryce Insurance Agency, Inc., an Oklahoma corporation engaged in the insurance brokerage business. Neither acquisition individually nor in the aggregate was material to the Company.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION AND LIQUIDITY

Reference is made to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Form 10-K Annual Report for a description of the Company's need for and ability to generate capital, which description is hereby incorporated by reference. See Exhibit 13.0.

RESULTS OF OPERATIONS

During the first quarter of 1995, an excess of risk-taking capital continued to put pressure on insurance premium rates and there has been no significant change in the insurance pricing environment. The overall effect these factors will have on Company revenues in 1995 remains uncertain.

Commission revenues increased by 8% to $51.8 million in the first quarter of 1995 over the same period in 1994. This increase is the result of new business production partially offset by lost business and an increase in contingent commissions.

Fee revenues increased by $3.8 million or 12% to $36.1 million in the first quarter of 1995 over the same period in 1994. This increase reflects new business production of approximately $6.2 million and, to a lesser extent, renewal increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business.

Investment income for the first quarter of 1995 was essentially unchanged from the same period in 1994. The Company recognized higher investment income due primarily to higher interest rates and improved performance in funds managed by outside fund managers. These increases were offset by lower income due primarily to fewer funds available for investment because of common stock repurchases of $43.8 million throughout 1994, the retirement of a $20.0 million debt in the fourth quarter of 1994 and unrealized gains on trading securities in the first quarter of 1994.

The increase in total revenues was partially offset by an 8% or $6.2 million increase in 1995 first quarter expenses over the same period in 1994.

Salaries and employee benefits increased by 9% to $50.5 million in the first quarter of 1995 over the same period in 1994. This increase is due to growth in employee head count of 8% combined with salary increases and higher fringe benefit costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Other operating expenses increased by 6% to $30.3 million in the first quarter of 1995 over the same period in 1994. New and expanded offices and the costs associated with more rentable space resulted in increased rent and general office expenses. Travel and other direct employee expenses were up due to the growth in sales volume and employee head count.

The effective income tax rate of 35% for the first quarter of 1995 approximates the statutory federal rate of 35% and is less than the Company's effective tax rate of 37% for the first quarter of 1994 due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits of certain investments.

Earnings per share for the first quarter of 1995 were $.40 compared to $.32 for the same period in 1994, a 25% increase. This increase reflects the growth in revenues and a smaller growth in expenses noted above.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share.

          Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended December 31, 1994).

          Exhibit 27.0 - Financial Data Schedule.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ARTHUR J. GALLAGHER & CO.


     Date:  May 9, 1995

                                            /s/Michael J. Cloherty
                                       ----------------------------------------
                                             Michael J. Cloherty
                                           Vice President - Finance
                                           Chief Financial Officer



                                            /s/David B. Hoch
                                       ----------------------------------------
                                                 David B. Hoch
                                                   Controller
                                            Chief Accounting Officer