Form 10-Q
period 1995-06-30
GALLAGHER ARTHUR J & CO
filed 1995-08-02
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM_________________________ TO___________________________

Commission File Number 1-9761

                           ARTHUR J. GALLAGHER & CO.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   36-2151613
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                TWO PIERCE PLACE, ITASCA, ILLINOIS  60143-3141
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                  (708) 773-3800
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

YES  [X]    NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 1995 was 15,083,560.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                                                PAGE NO.
Part I.  Financial Information:

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statement of Earnings for the three-month and six-month
                       periods ended June 30, 1995 and 1994 ........................................   3

                  Consolidated Balance Sheet at June 30, 1995 and
                       December 31, 1994 ...........................................................   4

                  Consolidated Statement of Cash Flows for the
                       six-month periods ended
                       June 30, 1995 and 1994 ......................................................   5

                  Notes to Consolidated Financial Statements .......................................   6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ............................... 7-8

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K .................................................   9

                  Exhibit 11.0 - Computation of Net Earnings Per
                  Common and Common Equivalent Share (Unaudited)

                  Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7.
                  Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended
                  December 31, 1994.)

                  Exhibit 27.0 - Financial Data Schedule

         Signatures ................................................................................  10


                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                          THREE-MONTH PERIOD ENDED  SIX-MONTH PERIOD ENDED
                                                   JUNE 30,                 JUNE 30,
                                              1995        1994         1995        1994
                                          -----------  -----------  ----------  ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Commissions                             $49,688      $47,012     $102,428   $ 94,991
     Fees                                     38,112       33,209       74,211     65,523
     Investment income and other               3,364          723        6,120      3,379
                                             -------      -------     --------   --------
      Total revenues                          91,164       80,944      182,759    163,893

Expenses:
     Salaries and employee benefits           51,406       46,499      102,614     92,690
     Other operating expenses                 30,956       27,325       61,632     55,825
                                             -------      -------     --------   --------
      Total expenses                          82,362       73,824      164,246    148,515
                                             -------      -------     --------   --------

Earnings before income taxes                   8,802        7,120       18,513     15,378

Provision for income taxes                     3,081        2,603        6,480      5,627
                                             -------      -------     --------   --------

Net earnings                                 $ 5,721      $ 4,517     $ 12,033   $  9,751
                                             =======      =======     ========   ========

Net earnings per common and
 common equivalent share                     $   .36      $   .28     $    .76   $    .61

Dividends declared per common share          $   .25      $   .22     $    .50   $    .44

Weighted average number of common and
 common equivalent shares outstanding         15,959       15,891       15,863     16,033

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                          JUNE 30,      DECEMBER 31,
                                                            1995            1994
                                                       --------------  --------------
                                                              (IN THOUSANDS)
     ASSETS
Current assets:
 Cash and cash equivalents                                  $ 50,290        $ 39,689
 Restricted cash                                              74,556          69,135
 Premiums and fees receivable                                193,284         179,823
 Investment strategies - trading                              45,396          42,637
 Other                                                        19,112          19,788
                                                            --------        --------
   Total current assets                                      382,638         351,072

Marketable securities - available for sale                    41,473          37,836
Other noncurrent assets                                       33,380          34,294

Fixed assets                                                  65,417          58,930
Accumulated depreciation and amortization                    (43,606)        (38,918)
                                                            --------        --------
   Net fixed assets                                           21,811          20,012

Intangible assets - net                                        7,771           7,896
                                                            --------        --------
                                                            $487,073        $451,110
                                                            ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                    $282,056        $251,508
 Accrued salaries and bonuses                                  7,334          12,060
 Accounts payable and other accrued liabilities               47,151          44,862
 Unearned fees                                                13,253          13,859
 Income taxes payable                                          5,868          11,590
 Other                                                        15,303           7,847
                                                            --------        --------
   Total current liabilities                                 370,965         341,726

Deferred income taxes and other noncurrent accounts           12,178          12,653

Stockholders' equity:
 Common stock - issued 15,083 shares at
   June 30, 1995 and 14,784 shares at
   December 31, 1994                                          15,083          14,784
 Capital in excess of par value                                  691               -
 Retained earnings                                            89,047          84,840
 Unrealized holding loss on available for sale
  securities - net of income taxes                              (891)         (2,893)
                                                            --------        --------
    Total stockholders' equity                               103,930          96,731
                                                            --------        --------
                                                            $487,073        $451,110
                                                            ========        ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              SIX MONTH PERIOD ENDED
                                                                                                     JUNE 30,
                                                                                             1995                1994
                                                                                           --------            --------
                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net earnings                                                                              $ 12,033            $  9,751
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
         Net (gain) loss on investments                                                          (187)              2,937
         Depreciation and amortization                                                          3,812               3,742
         (Increase) decrease in restricted cash                                                (5,421)             13,418
         Increase in premiums receivable                                                      (15,845)            (35,348)
         Increase in premiums payable                                                          30,548              27,797
         (Increase) decrease in trading investments - net                                      (2,648)              8,397
         Decrease in other current assets                                                         676               1,911
         Decrease in accrued salaries and bonuses                                              (4,726)             (4,303)
         Increase in accounts payable and other accrued liabilities                             1,699               2,239
         Decrease in income taxes payable                                                      (5,722)             (4,076)
         Decrease in deferred income taxes                                                        (33)               (476)
         Other                                                                                  9,746              (4,124)
                                                                                             --------            --------
            Net cash provided by operating activities                                          23,932              21,865
                                                                                             --------            --------

Cash flows from investing activities:
   Purchases of marketable securities                                                          (9,276)            (21,690)
   Proceeds from the sale of marketable securities                                              7,680              26,026
   Proceeds from maturities of marketable securities                                            1,127               1,512
   Additions to fixed assets                                                                   (5,486)             (2,876)
   Other                                                                                          204                 100
                                                                                             --------            --------
            Net cash (used) provided by investing activities                                   (5,751)              3,072
                                                                                             --------            --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                       4,886               1,182
   Tax benefit from issuance of common stock                                                    1,193                 303
   Repurchase of common stock                                                                  (5,224)            (23,104)
   Dividends paid                                                                              (7,005)             (6,056)
   Retirement of long-term debt                                                                (1,130)             (4,276)
   Equity transactions of pooled companies prior to dates of acquisition                         (300)             (1,924)
                                                                                             --------            --------
            Net cash used by financing activities                                              (7,580)            (33,875)
                                                                                             --------            --------

Net increase (decrease) in cash and cash equivalents                                           10,601              (8,938)
Cash and cash equivalents at beginning of period                                               39,689              43,525
                                                                                             --------            --------
Cash and cash equivalents at end of period                                                   $ 50,290            $ 34,587
                                                                                             ========            ========

Supplemental disclosures of cash flow information:
   Interest paid                                                                             $    270            $    959
   Income taxes paid                                                                         $ 10,746            $  9,359

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

     2.   ACQUISITIONS - POOLINGS OF INTERESTS

          On May 31, 1995, a wholly-owned subsidiary of the Company acquired substantially all the net assets of BHK&R, Inc., a Minnesota corporation engaged in the insurance brokerage business. This acquisition was not material to the Company.

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

RESULTS OF OPERATIONS

Extremely soft pricing in the insurance marketplace continues, and the Company remains doubtful that price increases will change significantly in the remainder of 1995.

Commission revenues increased by 6% to $49.7 million in the second quarter of 1995 and by 8% to $102.4 million in the first half of 1995 over the respective periods in 1994. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 15% to $38.1 million in the second quarter of 1995 over the same period in 1994. This increase reflects new business production of approximately $4.6 million and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business. Fee revenues increased by 13% to $74.2 million for the first six months of 1995 over the same period in 1994. This increase again reflects new business production of approximately $9.3 million and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc., partially offset by lost business.

Investment income increased 365% to $3.4 million in the second quarter of 1995 and by 81% to $6.1 million in the first half of 1995 over the respective periods in 1994. These increases were due primarily to significantly higher returns on funds invested with outside fund managers, and higher interest income due to more funds available for investment and higher short-term interest rates compared to the same periods in 1994.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total expenses increased by 12% or $8.5 million in the second quarter of 1995 from the same period in 1994 and increased by 11% or $15.7 million in the first half of 1995 over the same period in 1994.

Salaries and employee benefits increased by $4.9 million or 11%, to $51.4 million in the second quarter of 1995 and by $9.9 million or 11% to $102.6 million in the first six months of 1995 over the respective periods in 1994. These increases are due principally to increased employee head count combined with salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $3.6 million or 13% to $31.0 million in the second quarter of 1995 and by 10% to $61.6 million in the first six months of 1995 over the respective periods in 1994. These increases are due primarily to new and expanded offices and costs associated with more rentable space and general office expenses and increased business insurance costs. Travel and other direct employee expenses were up due to the growth in sales volume and employee head count.

The effective income tax rate of 35% for the second quarter and first six months of 1995 approximates the statutory federal rate of 35% and is less than the Company's effective tax rate of 37% for the second quarter and first six months of 1994 due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits of certain investments.

Earnings per share for the second quarter of 1995 were $.36 compared to $.28 in 1994, a 29% increase. First half earnings per share increased 25% from $.61 in 1994 to $.76 in 1995. These earnings per share increases reflect the growth in revenues and a smaller growth in expenses noted above.

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

            Exhibit 27.0 - Financial Data Schedule.

         b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 1995.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTHUR J. GALLAGHER & CO.


     Date:  August 1, 1995

                                   /s/ Michael J. Cloherty
                                   --------------------------
                                       Michael J. Cloherty
                                    Vice President - Finance
                                     Chief Financial Officer


                                   /s/ David B. Hoch
                                   ------------------------
                                         David B. Hoch
                                          Controller
                                   Chief Accounting Officer