Form 10-Q
period 1995-09-30
GALLAGHER ARTHUR J & CO
filed 1995-11-06
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM_________________________ TO___________________________

Commission File Number 1-9761



                           ARTHUR J. GALLAGHER & CO.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                            36-2151613
-------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

                TWO PIERCE PLACE, ITASCA, ILLINOIS 60143-3141
-------------------------------------------------------------------------------
                   (Address ofprincipal executive offices)
                                  (Zip Code)

                                (708) 773-3800
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 1995 was 15,551,510.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                        PAGE NO.
Part I.  Financial Information:

     Item 1.  Financial Statements (Unaudited):

         Consolidated Statement of Earnings for the three-month and
           nine-month periods ended September 30, 1995 and 1994......        3

         Consolidated Balance Sheet at September 30, 1995 and
           December 31, 1994.........................................        4

          Consolidated Statement of Cash Flows for the nine-month
           periods ended September 30, 1995 and 1994.................         5

          Notes to Consolidated Financial Statements.................         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........        7-8

Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K......................          9
              Exhibit 11.0 - Computation of Net Earnings Per
              Common and Common Equivalent Share (Unaudited)

           Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7.
           Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended
           December 31, 1994.)

           Exhibit 27.0 - Financial Data Schedule

     Signatures.....................................................         10


                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                              THREE-MONTH PERIOD ENDED        NINE-MONTH PERIOD ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                 1995         1994               1995        1994
                                              -----------  -----------         ---------  ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Revenues:
          Commissions                            $ 65,119     $ 61,045        $174,491    $160,680
          Fees                                     42,197       37,338         117,020     103,534
          Investment income and other               3,325        2,308           9,628       5,756
                                                 --------     --------        --------    --------
           Total revenues                         110,641      100,691         301,139     269,970

     Expenses:
          Salaries and employee benefits           54,176       49,758         161,949     146,470
          Other operating expenses                 32,761       30,637          96,201      87,998
                                                 --------     --------        --------    --------
           Total expenses                          86,937       80,395         258,150     234,468
                                                 --------     --------        --------    --------

     Earnings before income taxes                  23,704       20,296          42,989      35,502

     Provision for income taxes                     8,272        7,469          15,046      13,034
                                                 --------     --------        --------    --------

     Net earnings                                $ 15,432     $ 12,827        $ 27,943    $ 22,468
                                                 ========     ========        ========    ========

     Net earnings per common and
      common equivalent share                        $.94         $.79           $1.72    $   1.38

     Dividends declared per common share             $.25         $.22            $.75    $    .66

     Weighted average number of common and
      common equivalent shares outstanding         16,450       16,237          16,291      16,333

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
                                                           (In thousands)

         ASSETS

Current assets:
 Cash and cash equivalents                           $ 70,232        $ 44,240
 Restricted cash                                       80,124          70,154
 Premiums and fees receivable                         174,212         183,207
 Investment strategies - trading                       47,028          42,637
 Other                                                 17,697          20,617
                                                     --------        --------
   Total current assets                               389,293         360,855

Marketable securities - available for sale             42,307          37,929
Other noncurrent assets                                31,747          34,515

Fixed assets                                           67,485          60,776
Accumulated depreciation and amortization             (44,387)        (40,155)
                                                     --------        --------
   Net fixed assets                                    23,098          20,621

Intangible assets - net                                 7,772           8,149
                                                     --------        --------
                                                     $494,217        $462,069
                                                     ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies             $270,562        $257,108
 Accrued salaries and bonuses                           9,620          12,060
 Accounts payable and other accrued liabilities        52,002          47,168
 Unearned fees                                         14,005          13,859
 Income taxes payable                                  12,303          11,590
 Other                                                  7,037          10,923
                                                     --------        --------
   Total current liabilities                          365,529         352,708

Deferred income taxes and other noncurrent accounts    12,574          13,116

Stockholders' equity:
 Common stock - issued 15,552 shares at
   September 30, 1995 and 15,132 shares at
   December 31, 1994                                   15,552          15,132
 Capital in excess of par value                           987               -
 Retained earnings                                    100,100          84,048
 Unrealized holding loss on available for sale
  securities - net of income taxes                       (525)         (2,935)
                                                     --------        --------
   Total stockholders' equity                         116,114          96,245
                                                     --------        --------
                                                     $494,217        $462,069
                                                     ========        ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      Nine-month period ended
                                                            September 30,
                                                        1995           1994
                                                      --------       --------
                                                            (In thousands)
Cash flows from operating activities:
   Net earnings                                       $ 27,943       $ 22,468
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
       Net (gain) loss on investments                     (878)         2,862
       Depreciation and amortization                     5,972          5,809
       Increase in restricted cash                      (9,970)        (9,421)
       Decrease in premiums receivable                   7,459          7,261
       Increase in premiums payable                     13,454         17,229
       (Increase) decrease in trading
         investments - net                              (3,608)        24,278
       Decrease in other current assets                  2,241          3,259
       Decrease in accrued salaries
         and bonuses                                    (2,440)        (2,132)
       Increase in accounts payable and other
         accrued liabilities                             4,198          5,124
       Increase (decrease) in income taxes
         payable                                           713         (1,347)
       Increase (decrease) in deferred income
          taxes                                            413           (867)
       Other                                              (249)        (6,165)
                                                      --------       --------
         Net cash provided by operating
           activities                                   45,248         68,358
                                                      --------       --------

Cash flows from investing activities:
   Purchases of marketable securities                  (14,992)       (25,086)
   Proceeds from the sale of marketable
    securities                                          13,324         27,080
   Proceeds from maturities of
    marketable securities                                1,462          1,900
   Additions to fixed assets                            (8,072)        (5,214)
   Other                                                   296            131
                                                       -------        -------
         Net cash used by investing activities          (7,982)        (1,189)
                                                       -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 6,178          2,517
  Tax benefit from issuance of common
    stock                                                1,596            577
  Repurchase of common stock                            (6,663)       (28,444)
  Dividends paid                                       (10,778)        (9,380)
  Retirement of long-term debt                          (1,130)        (4,776)
  Equity transactions of pooled companies
    prior to dates of acquisition                         (477)        (2,021)
                                                      --------       --------
  Net cash used by financing activities                (11,274)       (41,527)
                                                      --------       --------

Net increase in cash and cash equivalents               25,992         25,642
Cash and cash equivalents
 at beginning of period                                 44,240         45,696
                                                      --------       --------
Cash and cash equivalents at end
 of period                                            $ 70,232       $ 71,338
                                                      ========       ========

Supplemental disclosures of cash flow information:
  Interest paid                                       $    378       $  1,396
  Income taxes paid                                   $ 12,186       $ 14,216

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

2.  ACQUISITIONS - POOLINGS OF INTERESTS

    During the three-month period ended September 30, 1995, the Company acquired substantially all of the net assets of IMC Risk Management Group, Inc. and
    W. Lawrence Pfeiffer & Associates, Inc. in exchange for approximately 348,000 shares of its Common Stock. These acquisitions were accounted for as poolings of interests. The financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

    The following summarizes the restatement to reflect these acquisitions (in thousands):

                                                ATTRIBUTABLE
    THREE-MONTH PERIOD         ARTHUR J.          TO POOLED
    ENDED SEPTEMBER 30, 1994   GALLAGHER & CO.    COMPANIES    AS RESTATED
    -------------------------  ---------------  -------------  -----------
    Revenues                      $ 97,653          $3,038       $100,691
    Net earnings                  $ 12,806          $   21       $ 12,827
                                  ========          ======       ========

    NINE-MONTH PERIOD
    ENDED SEPTEMBER 30, 1994
    -------------------------

    Revenues                      $261,546          $8,424       $269,970
    Net earnings (loss)           $ 22,557          $  (89)      $ 22,468
                                  ========          ======       ========

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

RESULTS OF OPERATIONS

Commission revenues increased by 7% to $65.1 million in the third quarter of 1995 and by 9% to $174.5 million in the first nine months of 1995 over the respective periods in 1994. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 13% to $42.2 million in the third quarter of 1995 over the same period in 1994. This increase reflects new business production of approximately $7.0 million and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business. Fee revenues increased by 13% to $117.0 million for the first nine months of 1995 over the same period in 1994. This increase again reflects new business production of approximately $19.7 million and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc., partially offset by lost business.

Investment income increased 44% to $3.3 million in the third quarter of 1995 and by 67% to $9.6 million in the first nine months of 1995 over the respective periods in 1994. These increases were due primarily to significantly higher returns on funds invested with outside fund managers, and higher interest income due to more funds available for investment and higher short-term interest rates compared to the same periods in 1994.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total expenses increased by 8% or $6.5 million in the third quarter of 1995 from the same period in 1994 and increased by 10% or $23.7 million in the first nine months of 1995 over the same period in 1994.

Salaries and employee benefits increased by $4.4 million or 9%, to $54.2 million in the third quarter of 1995 and by $15.5 million or 11% to $161.9 million in the first nine months of 1995 over the respective periods in 1994. These increases are due principally to increased employee head count combined with salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $2.1 million or 7% to $32.8 million in the third quarter of 1995 and by 9% to $96.2 million in the first nine months of 1995 over the respective periods in 1994. These increases are due primarily to new and expanded offices and costs associated with more rentable space and general office expenses and increased business insurance costs. Travel and other direct employee expenses were up due to the growth in sales volume and employee head count.

The effective income tax rate of 35% for the third quarter and first nine months of 1995 approximates the statutory federal rate of 35% and is less than the Company's effective tax rate of 37% for the third quarter and first nine months of 1994 due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits of certain investments.

Earnings per share for the third quarter of 1995 were $.94 compared to $.79 in 1994, a 19% increase. In the first nine months, earnings per share increased 25% from $1.38 in 1994 to $1.72 in 1995. These earnings per share increases reflect the growth in revenues and a smaller growth in expenses noted above.

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

         Exhibit 27.0 - Financial Data Schedule.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARTHUR J. GALLAGHER & CO.


Date:  November 6, 1995

                                   /s/Michael J. Cloherty
                                ------------------------------------------
                                      Michael J. Cloherty
                                     Vice President - Finance
                                     Chief Financial Officer



                                   /s/David B. Hoch
                                 -----------------------------------------
                                       David B. Hoch
                                         Controller
                                   Chief Accounting Officer