Form 10-K
period 1995-12-31
GALLAGHER ARTHUR J & CO
filed 1996-03-04
CIK 354190

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 29, 1996 was $543,616,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 29, 1996 was 15,611,379.

 PORTIONS OF DOCUMENTS INCORPORATED BY  PART OF FORM 10-K INTO WHICH DOCUMENT
      REFERENCE INTO THIS REPORT                   IS INCORPORATED

       ARTHUR J. GALLAGHER & CO.                      PART III

 Proxy Statement dated March 29, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The Company operates through a network of approximately 140 offices located throughout the United States and five abroad. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of the Company. The Company's international operations include a Lloyd's broker and affiliated companies in London and facilities in Bermuda, U.K., Scotland and Singapore.

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

RISK MANAGEMENT SERVICES

  Through its wholly-owned subsidiary, Gallagher Bassett Services, Inc., the Company provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management and property appraisals on a totally integrated or select, stand-alone basis. Gallagher Bassett Services, Inc. provides these services for the Company's clients through a network of over 100 offices throughout the United States.

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

MARKETS AND MARKETING

  A substantial portion of the commission and fee business of the Company is derived from institutions, not-for-profit organizations, municipal and other governmental entities and associations. In addition, the Company's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. The Company also places insurance for individuals. The Company services its clients through its network of approximately 140 offices in the United States and five abroad. No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. In 1995, the largest single customer represented approximately 1% of total revenues.

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

COMPETITION

  The Company believes it is the eighth largest insurance broker in the United States and in the top nine worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. A number of competing firms are significantly larger and some have many times the commission and/or fee revenues of the Company. There are firms in a particular region or locality which are as large or larger than the particular local office of the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

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

INTERNATIONAL OPERATIONS

  Arthur J. Gallagher (UK) Limited, is a wholly-owned Lloyd's brokerage subsidiary of the Company. This subsidiary is a London based insurance broker which provides brokerage services to clientele primarily located outside of the United Kingdom ("U.K."). The principal activity of Arthur J. Gallagher (UK) Limited is to negotiate and place insurance and reinsurance with Lloyd's underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, direct marine hull and cargo, reinsurance (marine and non-marine) and overseas property and casualty (predominantly North America).

  Although Arthur J. Gallagher (UK) Limited is located in London, the thrust of its business development has been with non-U.K. brokers, agents and insurers rather than domestic U.K. retail business. This subsidiary presently services clients in approximately 40 countries, with approximately 58% of its brokerage income originating in the United States. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd's, the Company and its non-U.K. subsidiaries, other independent agents and brokers, and major business corporations requiring direct insurance and reinsurance placement.

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

COMMISSIONS AND FEES

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue for each of the three years in the period ended December 31, 1995 are set forth below:

                                         1995           1994           1993
                                    -------------- -------------- --------------
                                             % OF           % OF           % OF
                                     AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                                    -------- ----- -------- ----- -------- -----
                                                   (IN THOUSANDS)
Commissions........................ $235,877   57% $216,471   59% $193,423   57%
Fees...............................  160,052   39   141,501   38   128,754   38
Investment income and other........   16,069    4     9,692    3    16,541    5
                                    --------  ---  --------  ---  --------  ---
                                    $411,998  100% $367,664  100% $338,718  100%
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

  The Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production, whereas expenses are fairly uniform throughout the year. See Note 15 of Notes to Consolidated Financial Statements for unaudited quarterly operating results for 1995 and 1994.

ACQUISITIONS

  Since January 1, 1991 through December 31, 1995, the Company has acquired twenty-five insurance services businesses, and disposed of two insurance services businesses. See Note 2 of Notes to Consolidated Financial Statements for further information concerning acquisitions in 1995 and 1994.

  On February 29, 1996, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Levitt/Kristan Company, a California corporation engaged in the insurance brokerage business, in exchange for 112,100 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. Two principals entered into two year employment agreements with the Company.

  The Company believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by the Company and the geographical markets in which the Company renders such services and not to change substantially the nature of the services performed by the Company.

  The Company is considering and intends to consider from time to time acquisitions and divestitures on terms it deems advantageous. The Company has had preliminary discussions with a number of other candidates for possible future acquisitions. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to the Company.

EMPLOYEES

  As of December 31, 1995, the Company and its subsidiaries employed approximately 3,700 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The Company's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois where the Company leases approximately 200,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. The Company operates all of its branch and service offices in leased premises. Certain of these leases for office space have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years. See Note 12 of Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments at December 31, 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are as follows:

       NAME              AGE                POSITION AND YEAR FIRST ELECTED
       ----              ---                -------------------------------
Robert E. Gallagher.....  73 Chief Executive Officer 1963-1994, Chairman since 1990
John P. Gallagher.......  68 Executive Vice President since 1963, Vice Chairman since 1990, deceased February 23, 1996
J. Patrick Gallagher,     44 President since 1990, Chief Executive Officer since 1995
 Jr.....................
John G. Campbell........  58 Vice President since 1978
Michael J. Cloherty.....  48 Vice President--Finance since 1981
Peter J. Durkalski......  45 Vice President since 1990
James W. Durkin, Jr.....  46 Vice President since 1985
Walter F. McClure.......  62 Senior Vice President since 1993
John D. Stancik.........  52 Vice President since 1986
Gary Van der Voort......  50 Vice President since 1986

  Each such person has been principally employed by the Company in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG". The following table sets forth information as to the price range of the Company's common stock for the two-year period January 1, 1994 through December 31, 1995 and the dividends declared per share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

                                                                       DIVIDENDS
                                                                       DECLARED
                                                        HIGH     LOW   PER SHARE
                                                       ------- ------- ---------
1995 Quarterly Periods
  First...............................................    $36  $30 1/8   $.25
  Second.............................................. $36 3/8 $  34     $.25
  Third............................................... $  38   $34 5/8   $.25
  Fourth.............................................. $  38   $32 1/2   $.25
1994 Quarterly Periods
  First............................................... $36 3/8 $28 1/4   $.22
  Second.............................................. $33 3/8 $28 1/8   $.22
  Third............................................... $33 7/8 $  29     $.22
  Fourth.............................................. $33 1/2 $29 5/8   $.22

  As of February 1, 1996, there were approximately 600 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

                           ARTHUR J. GALLAGHER & CO.

                            GROWTH RECORD: 1986-1995

                                         AVERAGE
                                         ANNUAL  -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND      GROWTH    1995       1994      1993
EMPLOYEE DATA)                           ------- ---------  --------  --------
Revenue Data
  Commissions...........................         $ 235,877  $216,471  $193,423
  Fees..................................           160,052   141,501   128,754
  Investment income and other...........            16,069     9,692    16,541
                                                 ---------  --------  --------
    Total revenues......................         $ 411,998  $367,664  $338,718
  Dollar growth.........................         $  44,334  $ 28,946  $ 29,296
  Percent growth........................   11%          12%        9%        9%
                                           ---   ---------  --------  --------
Pretax Earnings Data
  Pretax earnings.......................         $  62,865  $ 53,013  $ 47,563
  Dollar growth.........................         $   9,852  $  5,450  $ 10,810
  Percent growth........................   12%          19%       11%       29%
  Pretax earnings as a percentage of
   revenues.............................                15%       14%       14%
                                           ---   ---------  --------  --------
Earnings Data
  Net earnings..........................         $  41,491  $ 34,405  $ 28,816
  Dollar growth.........................         $   7,086  $  5,589  $  4,948
  Percent growth........................   12%          21%       19%       21%
  Net earnings as a percentage of
   revenues.............................                10%        9%        9%
                                           ---   ---------  --------  --------
Earnings Per Share Data
  Shares outstanding at year end........            15,426    15,132    16,037
  Earnings per share(b).................         $    2.54  $   2.12  $   1.71
  Percent growth of earnings per share..   12%          20%       24%       16%
                                           ---   ---------  --------  --------
Employee Data
  Number at year end....................             3,739     3,415     3,271
  Number growth.........................               324       144       240
  Percent growth........................    7%           9%        4%        8%
  Revenue per employee(c)...............         $     110  $    108  $    104
  Net earnings per employee(c)..........         $      11  $     10  $      9
                                           ---   ---------  --------  --------
Common Stock Dividend Data
  Dividends declared per share(d).......         $    1.00  $    .88  $    .72
  Total dividends declared..............         $  15,270  $ 13,209  $ 10,808
  Percent of earnings...................                37%       38%       38%
                                           ---   ---------  --------  --------
Balance Sheet Data
  Total assets..........................         $ 495,794  $462,069  $485,979
  Long-term debt less current portion...         $   2,260  $  3,390  $ 28,166
  Total stockholders' equity............         $ 118,142  $ 96,245  $119,096
                                           ---   ---------  --------  --------
Return On Beginning Stockholders'
 Equity.................................                43%       29%       31%

NOTES:
(a) The financial information for all periods prior to 1995 has been restated for acquisitions accounted for using the pooling-of-interests method.
(b) Based on the weighted average number of common and common equivalent shares, if any, outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends on a share of common stock outstanding during the entire year.

                   YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------
  1992      1991      1990      1989      1988      1987      1986
--------  --------  --------  --------  --------  --------  --------
$184,028  $177,749  $172,640  $156,850  $143,697  $131,361  $119,201
 111,662    92,483    79,671    65,990    57,963    52,708    42,193
  13,732    11,149    16,557    17,105    15,786    13,593    12,790
--------  --------  --------  --------  --------  --------  --------
$309,422  $281,381  $268,868  $239,945  $217,446  $197,662  $174,184
$ 28,041  $ 12,513  $ 28,923  $ 22,499  $ 19,784  $ 23,478  $ 33,648
      10%        5%       12%       10%       10%       13%       24%
--------  --------  --------  --------  --------  --------  --------
$ 36,753  $ 28,013  $ 31,245  $ 30,753  $ 27,617  $ 31,067  $ 30,139
$  8,740  $ (3,232) $    492  $  3,136  $ (3,450) $    928  $  8,335
      31%     (10)%        2%       11%     (11)%        3%       38%
      12%       10%       12%       13%       13%       16%       17%
--------  --------  --------  --------  --------  --------  --------
$ 23,868  $ 19,628  $ 21,631  $ 20,829  $ 19,993  $ 20,094  $ 19,288
$  4,240  $ (2,003) $    802  $    836  $   (101) $    806  $  4,789
      22%      (9)%        4%        4%      (1)%        4%       33%
       8%        7%        8%        9%        9%       10%       11%
--------  --------  --------  --------  --------  --------  --------
  15,512    15,818    16,032    16,047    16,298    16,766    16,710
$   1.47  $   1.19  $   1.30  $   1.25  $   1.18  $   1.18  $   1.13
      24%      (8)%        4%        6%        0%        4%       31%
--------  --------  --------  --------  --------  --------  --------
   3,031     2,849     2,732     2,618     2,475     2,391     2,193
     182       117       114       143        84       198       231
       6%        4%        4%        6%        4%        9%       12%
$    102  $     99  $     98  $     92  $     88  $     83  $     79
$      8  $      7  $      8  $      8  $      8  $      8  $      9
--------  --------  --------  --------  --------  --------  --------
$    .64  $    .64  $    .60  $    .52  $    .48  $    .40  $    .20
$  8,767  $  8,439  $  6,999  $  5,905  $  5,375  $  4,296  $  1,913
      37%       43%       32%       28%       27%       21%       10%
--------  --------  --------  --------  --------  --------  --------
$432,551  $416,004  $406,391  $369,939  $353,217  $331,050  $295,343
$ 23,888  $ 24,432  $ 24,723  $ 24,775  $ 25,063  $ 20,073  $ 20,000
$ 94,289  $ 90,750  $ 89,674  $ 81,473  $ 74,518  $ 71,556  $ 63,174
--------  --------  --------  --------  --------  --------  --------
      26%       22%       27%       28%       28%       32%       42%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are based on a percentage of the premiums paid by the insured and generally follow premium levels. Since the mid 1980s, lower premium rates and excess capacity have prevailed among property and casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e. generally lower premium rates) has generally resulted in flat to reduced renewal commissions during the period.

  Over the past three years, the United States and the world have experienced catastrophes ranging from severe hurricanes to devastating earthquakes. Extraordinarily high losses associated with these events appear to have had a generally limited impact on the insurance industry. Turmoil continues at Lloyd's of London raising doubt about its long-term viability. In the past year, there have been substantial mergers and a consolidation within the insurance industry. Rates for workers compensation coverage have generally been reduced. In recent years, low interest rates have reduced interest income earned on invested funds. Throughout all of this, there has generally been little change in property/casualty rates. Excess capacity remains and the competitive environment continues. It is management's view that for the foreseeable future, insurance pricing will not change significantly.

  Growth of the alternative insurance market has continued, albeit more slowly in recent years, notwithstanding the soft market conditions. The Company believes this move from the traditional approach of purchasing insurance will continue regardless of the property/casualty pricing environment and anticipates that sales in the risk management, benefits and self-insurance services areas will again be a major contributor to fee revenue growth in 1996.

  Historically, inflation has contributed to increased property replacement costs and higher litigation awards causing some clients to seek higher levels of insurance coverage. These factors have the effect of generating higher premiums to customers and higher commissions to the Company. More recently, however, the United States has experienced low rates of inflation along with business downsizing, reduced sales and lower payrolls. These events have resulted in lower levels of exposure to insure. In general, premium rates have had a greater effect on the Company's revenues than inflation.

RESULTS OF OPERATIONS

  The Company's results of operations for all periods prior to December 31, 1995 have been restated to include the results of IMC Risk Management Group, Inc. and W. Lawrence Pfeiffer & Associates, Inc. on a combined basis as if they had operated as part of the Company. The Company continues to search for merger partners which complement existing business and provide entry into new market niches and new geographic areas. For the effect of such restatements in the aggregate on year-to-year comparisons, see Note 2 of the Notes to Consolidated Financial Statements.

  Commission revenues increased by $19.4 million or 9% in 1995. This increase is the result of new business production of $30.4 million, partially offset by lost business. Commission revenues increased by $23.0 million or 12% in 1994. This increase is the result of new business production of $30.1 million, and to a lesser extent, modest renewal rate increases partially offset by lost business.

  Fee revenues increased by $18.6 million or 13% in 1995. This increase, generated primarily by Gallagher Bassett Services, Inc., resulted from strong new business production of $26.3 million and increases in existing business partially offset by lost business. Fee revenues increased by $12.7 million or 10% in 1994. This increase, again generated primarily by Gallagher Bassett Services, Inc., resulted from strong new business production of $20.5 million and increases in existing business partially offset by lost business.

  Investment income and other increased by $6.4 million or 66% in 1995. This increase is due primarily to a combination of significantly higher returns on funds invested with outside fund managers and a gain of $2.0 million recorded on the sale of a subsidiary in the fourth quarter of 1995. Investment income and other decreased by $6.8 million or 41% in 1994. This decrease is due primarily to a combination of significantly lower returns on funds invested with outside fund managers and lower levels of funds available for investment. This decrease is partially offset by a gain of $656,000 realized in closing out interest rate exchange agreements related to the retirement of the Company's debt agreement in the fourth quarter of 1994 and by a gain of $800,000 from the sale of two personal lines books of business also recorded in the fourth quarter of 1994.

  Salaries and employee benefits increased by $21.9 million or 11% in 1995 due principally to a 9% increase in year-end employee head count and a corresponding increase in employee benefit expenses, salary increases for employees, and the annualized effect of prior year hires. Salaries and employee benefits increased by $21.9 million or 13% in 1994 due principally to salary increases, the annualized effect of prior year hires, a 4% increase in year-end employee head count and a corresponding increase in employee benefit expenses and changes in certain benefit plan actuarial assumptions. Also contributing to this increase is a $4.6 million non-recurring gain from a restructuring and settlement of a defined benefit plan at the Company's London subsidiary, Arthur
J. Gallagher (UK) Limited, recorded in 1993. See Note 10 of the Notes to Consolidated Financial Statements. In 1995, 1994 and 1993, salaries and employee benefits have represented 53%, 54% and 52%, respectively, as a percentage of total revenues.

  Other operating expenses increased by $12.6 million or 11% in 1995. This increase is due primarily to additional office facilities (rent and utilities, miscellaneous office and supply expenses) resulting from leasing new office space and expanding and upgrading existing office facilities and significantly higher business insurance costs. Other operating expenses increased by $1.6 million or 1% in 1994. This increase was due primarily to additional office facilities (rent and utilities, miscellaneous office and supply expenses) resulting from leasing new office space and expanding and upgrading existing facilities, and higher business insurance costs. Travel and entertainment costs also increased in 1994 due to an increase in both the number of employees and the Company's sales volume. This increase was partially offset by the non-recurring write-off in 1993 of $2.0 million by a 1994 acquisition of certain intangible assets and by a reduction in professional fees related to claims processing, investment management and acquisition costs.

  The Company's overall tax rate of 34% in 1995 is less than the statutory federal rate. For 1995, the net effects of state and foreign taxes are substantially offset by the tax benefits of certain investments. The Company's overall tax rate of 35% in 1994 approximates the statutory federal rate. For 1994, the net effects of state and foreign taxes were again substantially offset by the tax benefits generated by certain investments. The Company's overall tax rate of 39% in 1993 is greater than the statutory federal rate of 35%, due primarily to the net effects of state and foreign taxes which are partially offset by the tax benefits generated by certain investments, and to pre-acquisition income of pooled entities which was taxed to the previous owners. See Note 13 of the Notes to Consolidated Financial Statements.

  The Company's foreign operations recorded earnings before income taxes of $2.6 million, $1.3 million, and $7.1 million in 1995, 1994, and 1993, respectively. The 1995 increase is due primarily to stronger investment income. The 1994 decrease is due primarily to the 1993 non-recurring foreign benefit plan gain mentioned above and a reduction in investment income. See Notes 13 and 14 of the Notes to Consolidated Financial Statements.

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

  In February, 1993, the Company entered into a $20 million unsecured revolving credit agreement (the "Credit Agreement") with two banks. Loans under the Credit Agreement are repayable no later than February, 1998, and bear floating interest rates over the term of the loan. In February, 1993, a loan was funded for $20 million. The Company simultaneously entered into interest rate exchange agreements which fixed the rate of interest payable on the loan. The Company retired the $20 million loan in the fourth quarter of 1994 and has fully satisfied all obligations associated with the loan. The Company also recognized a gain of $656,000 in closing out the interest rate exchange agreements. The Credit Agreement remains in effect and as of December 31, 1995, there are no borrowings currently existing under this agreement.

  The Company also entered into two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $1.9 million and $1.5 million at December 31, 1995. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998, and June 15, 1998, respectively, and bear interest rates over the terms of the loans of 6.64% and 6.30%, respectively.

  The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

  The Company also has line of credit facilities of $17.5 million and $10.0 million which expire on April 30, 1996 and February 28, 1997, respectively. No borrowings currently exist under these facilities.

  The Company paid $14.7 million in cash dividends on its common stock in 1995. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In each quarter of 1995, the Company's Board of Directors declared a dividend of $.25 per share which is $.03 or 14% greater than each quarterly dividend in 1994. In January, 1996, the Company announced a first quarter dividend of $.29 per share, a 16% increase over the quarterly dividend in 1995.

  Net capital expenditures for fixed assets amounted to $9.4 million, $7.5 million and $7.8 million in 1995, 1994 and 1993, respectively. In 1996, the Company intends to make additional capital improvements of approximately $10.5 million to upgrade and modernize existing space, furniture and equipment.

  In 1988, the Company adopted a plan, which has been extended through June 30, 1996, to repurchase its common stock. Under the plan, the Company repurchased 437,000 shares at a cost of $15.1 million, 1.4 million shares at a cost of $43.8 million and 225,000 shares at a cost of $7.0 million in 1995, 1994 and 1993, respectively. The 1994 common stock repurchases, in part, caused the weighted average shares outstanding to decrease by 590,000 shares from 1993 to 1994. The repurchases were funded entirely by internally generated funds and are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 360,000 additional shares through June 30, 1996. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  The Company believes that internally generated funds will continue to be sufficient to meet the Company's foreseeable cash needs, including non-operating cash disbursements such as anticipated dividends, capital expenditures and repayment of borrowings under its loan agreements if the Company so determines.

  Due to changes in the United States federal income tax laws, effective in 1994, the Company began providing for U. S. income taxes on the undistributed earnings of its foreign subsidiaries. Prior to 1994, the Company did not provide for U. S. income taxes on the undistributed earnings of certain foreign subsidiaries ($19.2 million) which are considered permanently invested outside the United States. See Note 13 of the Notes to Consolidated Financial Statements. Although not available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGES
                                                                          -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings.....................................   15
  Consolidated Balance Sheet.............................................   16
  Consolidated Statement of Cash Flows...................................   17
  Consolidated Statement of Stockholders' Equity.........................   18
  Notes to Consolidated Financial Statements.................... 19 through 29
Management's Report......................................................   30
Report of Independent Auditors...........................................   31

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1995     1994     1993
                                                      -------- -------- --------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
OPERATING RESULTS
Revenues:
  Commissions.......................................  $235,877 $216,471 $193,423
  Fees..............................................   160,052  141,501  128,754
  Investment income and other.......................    16,069    9,692   16,541
                                                      -------- -------- --------
    Total revenues..................................   411,998  367,664  338,718
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   218,740  196,816  174,928
  Other operating expenses..........................   130,393  117,835  116,227
                                                      -------- -------- --------
    Total expenses..................................   349,133  314,651  291,155
                                                      -------- -------- --------
Earnings before income taxes........................    62,865   53,013   47,563
Provision for income taxes..........................    21,374   18,608   18,747
                                                      -------- -------- --------
    Net earnings....................................  $ 41,491 $ 34,405 $ 28,816
                                                      ======== ======== ========
Net earnings per common and common equivalent share.  $   2.54 $   2.12 $   1.71
Dividends declared per common share.................  $   1.00 $    .88 $    .72
Weighted average number of common and common
 equivalent shares outstanding......................    16,315   16,250   16,840


                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 53,545  $ 44,240
  Restricted cash..........................................   67,719    70,154
  Premiums and fees receivable.............................  193,733   183,207
  Investment strategies--trading...........................   46,123    42,637
  Other....................................................   20,534    20,617
                                                            --------  --------
    Total current assets...................................  381,654   360,855
Marketable securities--available for sale..................   41,712    37,929
Other noncurrent assets....................................   42,219    34,515
Fixed assets...............................................   66,958    60,776
Accumulated depreciation and amortization..................  (44,325)  (40,155)
                                                            --------  --------
    Net fixed assets.......................................   22,633    20,621
Intangible assets--net.....................................    7,576     8,149
                                                            --------  --------
                                                            $495,794  $462,069
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.................. $263,378  $257,108
  Accrued salaries and bonuses.............................   13,405    12,060
  Accounts payable and other accrued liabilities...........   57,006    47,168
  Unearned fees............................................   12,746    13,859
  Income taxes payable.....................................   10,409    11,590
  Other....................................................    6,907    10,923
                                                            --------  --------
    Total current liabilities..............................  363,851   352,708
Deferred income taxes and other noncurrent accounts........   13,801    13,116
Stockholders' equity:
  Common stock--issued and outstanding 15,426 shares in
   1995 and 15,132 shares in 1994..........................   15,426    15,132
  Retained earnings........................................  102,682    84,048
  Unrealized holding gain (loss) on available for sale
   securities--net of income taxes.........................       34    (2,935)
                                                            --------  --------
    Total stockholders' equity.............................  118,142    96,245
                                                            --------  --------
                                                            $495,794  $462,069
                                                            ========  ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1995     1994     1993
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..................................... $ 41,491  $34,405  $28,816
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Net loss (gain) on investments.................     (282)   3,042   (5,121)
    Depreciation and amortization..................    7,994    7,528    9,370
    Decrease (increase) in restricted cash.........    2,435   13,172  (13,955)
    Increase in premiums receivable................  (11,493) (19,587)  (6,424)
    Increase in premiums payable...................    6,270   12,796   14,881
    (Increase) decrease in trading investments--
     net...........................................   (2,353)  26,811      --
    (Increase) decrease in other current assets....   (1,188)   2,694    6,000
    Increase in accrued salaries and bonuses.......    1,345    1,921    2,250
    Increase in accounts payable and other accrued
     liabilities...................................    9,234    7,599    4,603
    Increase (decrease) in income taxes payable....   (1,181)   2,810    1,895
    Decrease in deferred income taxes..............   (1,317)  (5,258)  (7,290)
    Other..........................................   (9,501)  (7,657)  (2,374)
                                                    --------  -------  -------
      Net cash provided by operating activities....   41,454   80,276   32,651
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchases of marketable securities...............  (21,918) (28,409) (51,755)
  Proceeds from the sale of marketable securities..   20,078   30,527   35,159
  Proceeds from maturities of marketable
   securities......................................    2,213    2,224    9,332
  Investment in leveraged leases...................      --       --       750
  Purchase of investment strategies................      --       --   (24,900)
  Additions to fixed assets........................   (9,433)  (7,496)  (7,796)
  Other............................................      375      316      176
                                                    --------  -------  -------
      Net cash used by investing activities........   (8,685)  (2,838) (39,034)
                                                    --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........    7,044    3,141    9,722
  Tax benefit from issuance of common stock........    1,837      747    3,541
  Repurchase of common stock.......................  (15,068) (43,843)  (7,035)
  Dividends paid...................................  (14,666) (12,690) (10,336)
  Proceeds from issuance of long-term debt.........      --       --    25,650
  Retirement of long-term debt.....................   (1,130) (24,776) (20,242)
  Equity transactions of pooled companies prior to
   dates of acquisition............................   (1,481)  (1,473)     395
                                                    --------  -------  -------
      Net cash (used) provided by financing
       activities..................................  (23,464) (78,894)   1,695
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    9,305   (1,456)  (4,688)
Cash and cash equivalents at beginning of year.....   44,240   45,696   50,384
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $ 53,545  $44,240  $45,696
                                                    ========  =======  =======
Supplemental disclosures of cash flow information:
  Interest paid.................................... $    477  $ 1,874  $ 2,812
  Income taxes paid................................ $ 21,571  $19,913  $19,321

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      UNREALIZED
                                                                       HOLDING
                                                 CAPITAL             GAIN (LOSS)
                                COMMON STOCK    IN EXCESS            ON AVAILABLE
                               ---------------     OF      RETAINED    FOR SALE
                               SHARES  AMOUNT   PAR VALUE  EARNINGS   SECURITIES
                               ------  -------  ---------  --------  ------------
Balance at December 31, 1992
 as previously reported......  15,164  $15,164  $  2,198   $ 76,607    $   --
  Acquisition of pooled
   companies.................     348      348       --         (28)       --
                               ------  -------  --------   --------    -------
Balance at December 31, 1992
 as restated.................  15,512   15,512     2,198     76,579        --
  Net earnings...............     --       --        --      28,816        --
  Cash dividends declared on
   common stock..............     --       --        --     (10,808)       --
  Common stock issued under
   stock option plans........     574      574     9,148        --         --
  Tax benefit from issuance
   of common stock...........     --       --      3,541        --         --
  Common stock repurchases...    (225)    (225)   (6,810)       --         --
  Common stock issued in two
   pooling acquisitions......     176      176       --         --         --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --         33        362        --
                               ------  -------  --------   --------    -------
Balance at December 31, 1993.  16,037   16,037     8,110     94,949        --
  Net earnings...............     --       --        --      34,405        --
  Cash dividends declared on
   common stock..............     --       --        --     (13,209)       --
  Common stock issued under
   stock option plans........     171      171     2,970        --         --
  Tax benefit from issuance
   of common stock...........     --       --        747        --         --
  Common stock repurchases...  (1,392)  (1,392)  (11,827)   (30,624)       --
  Common stock issued in
   three pooling
   acquisitions..............     316      316       --         --         --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --        --      (1,473)       --
  Cumulative effect of
   accounting change, net of
   taxes of $970.............     --       --        --         --       1,456
  Change in unrealized gain
   (loss), net of taxes of
   $2,899....................     --       --        --         --      (4,391)
                               ------  -------  --------   --------    -------
Balance at December 31, 1994.  15,132   15,132       --      84,048     (2,935)
  Net earnings...............     --       --        --      41,491        --
  Cash dividends declared on
   common stock..............     --       --        --     (15,270)       --
  Common stock issued under
   stock option plans........     356      356     6,688        --         --
  Tax benefit from issuance
   of common stock...........     --       --      1,837        --         --
  Common stock repurchases...    (437)    (437)   (8,525)    (6,106)       --
  Common stock issued in
   seven pooling
   acquisitions..............     375      375       --         --         --
  Equity transactions of
   pooled companies prior to
   dates of acquisition......     --       --        --      (1,481)       --
  Change in unrealized gain
   (loss), net of taxes of
   $1,951....................     --       --        --         --       2,969
                               ------  -------  --------   --------    -------
Balance at December 31, 1995.  15,426  $15,426  $    --    $102,682    $    34
                               ======  =======  ========   ========    =======

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Nature of operation

  Arthur J. Gallagher & Co. (the Company) provides insurance broker and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource, employee benefit market. The Company operates through approximately 140 offices throughout the United States and five offices abroad.

 Basis of presentation

  The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are recognized when received. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $709,000 and $846,000 at December 31, 1995 and 1994, respectively.

 Use of estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                           ARTHUR J. GALLAGHER & CO.

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

 Fixed assets

  Fixed assets are carried at cost. Furniture and equipment with a cost of $59,130,000 at December 31, 1995 ($53,576,000 at December 31, 1994) are
depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $7,828,000 at December 31, 1995 ($7,200,000 at December 31, 1994) are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

 Intangible assets

  Intangible assets consist primarily of the excess of cost over the value of net tangible assets of acquired businesses and are amortized principally over forty years using the straight-line method. Accumulated amortization at December 31, 1995 was $7,225,000 ($7,221,000 at December 31, 1994).

 Earnings per share

  Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options since the date of grant using the treasury stock method. There is no material difference between primary and fully diluted per share amounts.

 Stock based compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

2. ACQUISITIONS

 Poolings of interests

  In 1995, the Company acquired substantially all the net assets of nine insurance brokerage firms in exchange for 723,000 shares of its common stock. In 1994, the Company acquired substantially all the net assets of five insurance brokerage firms in exchange for 819,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for seven of the 1995 acquisitions and three of the 1994 acquisitions whose results were not significant, the financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

                           ARTHUR J. GALLAGHER & CO.

  The following summarizes the restatement to reflect the 1995 acquisitions:

                                                    ATTRIBUTABLE TO
                                ARTHUR J. GALLAGHER POOLED COMPANIES AS RESTATED
                                ------------------- ---------------- -----------
                                                 (IN THOUSANDS)
1994
  Revenues.....................      $356,377           $11,287       $367,664
  Net earnings.................        34,540              (135)        34,405
                                     ========           =======       ========
1993
  Revenues.....................      $329,263           $ 9,455       $338,718
  Net earnings.................        29,446              (630)        28,816
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

4. MARKETABLE SECURITIES

  The following is a summary of available for sale marketable securities:

                         COST OR          GROSS             GROSS        FAIR
DECEMBER 31, 1995     AMORTIZED COST UNREALIZED GAINS UNREALIZED LOSSES  VALUE
-----------------     -------------- ---------------- ----------------- -------
                                           (IN THOUSANDS)
Preferred stocks.....    $25,111          $  996           $  447       $25,660
Fixed maturities.....      5,695             119              479         5,335
Common stocks........     10,850             884            1,017        10,717
                         -------          ------           ------       -------
                         $41,656          $1,999           $1,943       $41,712
                         =======          ======           ======       =======
DECEMBER 31, 1994
-----------------
Preferred stocks.....    $25,841          $  179           $2,326       $23,694
Fixed maturities.....      7,371             108              905         6,574
Common stocks........      9,581             230            2,150         7,661
                         -------          ------           ------       -------
                         $42,793          $  517           $5,381       $37,929
                         =======          ======           ======       =======

  The gross realized gains on sales of marketable securities totaled $1,079,000, $2,004,000 and $1,719,000 for the years ended December 31, 1995,
1994, and 1993, respectively. The gross realized losses totaled $1,918,000, $312,000 and $929,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

  Substantially all fixed maturity securities mature in 1999 or later. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations.

  The net unrealized (losses) gains on investment strategies included in income amounted to ($171,000) in 1995, $83,000 in 1994 and $1,908,000 in 1993.

5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1995, securities sold under agreements to repurchase the identical securities are collateralized by government backed small business administration loans and government securities with a carrying value of $20,071,000 and a fair value of $20,253,000. The securities collateralizing the agreements were held by two primary dealers. At December 31, 1994, these securities had a carrying value of $19,152,000 and a fair value of $19,098,000.

                           ARTHUR J. GALLAGHER & CO.

6. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
6.64% unsecured term note, payable in annual installments of
 $630............................................................ $1,890 $2,520
6.30% unsecured term note, payable in annual installments of
 $500............................................................  1,500  2,000
                                                                  ------ ------
                                                                   3,390  4,520
Less current portion.............................................  1,130  1,130
                                                                  ------ ------
                                                                  $2,260 $3,390
                                                                  ====== ======

  Terms of the loan agreements include various covenants which require the Company to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures.

  Maturities of long-term debt are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                             (IN THOUSANDS)
1996....................................................         $1,130
1997....................................................          1,130
1998....................................................          1,130
                                                                 ------
                                                                 $3,390
                                                                 ======

  In November, 1994, the Company retired its $20 million variable-rate (based on LIBOR plus .625%) unsecured revolving credit agreement that was due in 1998. In connection with the retirement, the Company also recognized a gain of $656,000 on the settlement of interest rate exchange agreements that had been entered into in 1993 to fix the rate of interest payable on the revolving credit agreement. The credit agreement remains in effect and, as of December 31, 1995, there were no borrowings outstanding under this agreement.

  The Company also has line of credit facilities of $17,500,000 which expires on April 30, 1996 and $10,000,000 which expires on February 28, 1997. No borrowings existed under these facilities at December 31, 1995.

7. CAPITAL STOCK AND STOCKHOLDERS' RIGHTS PLAN

 Capital Stock

  The table below summarizes certain information about the Company's capital stock at December 31, 1995 and 1994:

                                                                      AUTHORIZED
CLASS                                                       PAR VALUE   SHARES
-----                                                       --------- ----------
Preferred stock............................................  No par    1,000,000
Common stock...............................................  $ 1.00   50,000,000

                           ARTHUR J. GALLAGHER & CO.

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, were distributed May 12, 1987 as a dividend to holders of the Company's common stock at the rate of one Right for each common share held. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $100. The Rights become exercisable and transferable apart from the common stock after a public announcement that a person or group has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If the Company is acquired in a merger or business combination, each Right may be exercised to purchase the common stock of the surviving company having a market value of twice the exercise price of each Right. The Rights, which expire May 12, 1997, may be redeemed by the Company at 5 cents per Right at any time prior to the public announcement of the acquisition of 20% of the common stock. At December 31, 1995, 25,000,000 shares of common stock were reserved for potential exercise of the Rights.

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

  Transactions related to all stock options are as follows:

                                          YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------
                                1995                 1994                 1993
                         -------------------- -------------------- --------------------
                         SHARES               SHARES               SHARES
                         UNDER      OPTION    UNDER      OPTION    UNDER      OPTION
                         OPTION     PRICE     OPTION     PRICE     OPTION     PRICE
                         ------  ------------ ------  ------------ ------  ------------
                                  (IN THOUSANDS, EXCEPT OPTION PRICE DATA)
Beginning balance....... 4,614   $ 7.13-33.75 3,997   $ 4.97-33.75 3,769   $ 4.97-27.63
Granted.................   626    15.00-37.00   870    10.00-33.00   898    14.13-33.75
Exercised...............  (355)   16.25-33.75  (171)    4.97-33.75  (574)    4.97-27.63
Canceled................  (115)   16.25-34.88   (82)   16.25-33.75   (96)   16.25-33.75
                         -----   ------------ -----   ------------ -----   ------------
Ending balance.......... 4,770   $ 7.13-37.00 4,614   $ 7.13-33.75 3,997   $ 4.97-33.75
                         =====   ============ =====   ============ =====   ============
Exercisable at end of
 year................... 1,513                1,283                  934
                         =====                =====                =====

                           ARTHUR J. GALLAGHER & CO.

  Options with respect to 1,269,000 shares were available for grant at December 31, 1995.

9. SAVINGS & THRIFT PLAN

  The Company has a contributory savings & thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. The Company contributed $1,035,000, $879,000, and $773,000 in 1995, 1994 and 1993, respectively.

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

  The following table sets forth the plan's estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1995     1994
                                                              -------  -------
                                                              (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation:
  Vested..................................................... $24,775  $19,561
  Nonvested..................................................   6,027    3,758
                                                              -------  -------
                                                              $30,802  $23,319
                                                              =======  =======
Projected benefit obligation................................. $45,143  $34,825
Assets at fair value.........................................  31,900   23,119
                                                              -------  -------
Projected benefit obligation in excess of plan assets........  13,243   11,706
                                                              -------  -------
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions..........  (1,473)  (1,526)
Unamortized portion of net obligation at January 1...........    (611)    (666)
                                                              -------  -------
Unfunded accrued pension cost................................ $11,159  $ 9,514
                                                              =======  =======

  Pension expense for the plan consists of the following:

                                                        YEARS ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1995    1994     1993
                                                       ------  -------  -------
                                                           (IN THOUSANDS)
Service cost--benefits earned during the year......... $5,027  $ 5,400  $ 4,178
Interest cost on projected benefit obligation.........  2,775    2,467    2,198
Actual return on plan assets.......................... (5,283)    (158)  (2,285)
Net amortization and deferral.........................  3,194   (1,366)   1,304
                                                       ------  -------  -------
Net pension expense................................... $5,713  $ 6,343  $ 5,395
                                                       ======  =======  =======

                           ARTHUR J. GALLAGHER & CO.

  The following assumptions were used in determining the actuarial present value of the plan's projected benefit obligation:

                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
Discount rate................................................. 7.50% 8.00% 7.00%
Rate of increase in future compensation levels................ 6.50% 7.00% 5.75%
Expected long-term rate of return on assets................... 9.00% 9.00% 9.00%

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

  Net expense for foreign retirement plans amounted to $999,000 in 1995, $1,041,000 in 1994 and ($3,951,000) in 1993.

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

  The components of the net periodic postretirement benefit cost include the following:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                           1995    1994   1993
                                                           -----  ------ ------
                                                             (IN THOUSANDS)
Service cost.............................................. $ --   $  --  $  --
Interest cost.............................................   701     828    762
Amortization of gain......................................  (379)    --     --
Amortization of transition obligation.....................   512     512    512
                                                           -----  ------ ------
                                                           $ 834  $1,340 $1,274
                                                           =====  ====== ======

  The following table sets forth the estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.................................................... $ 3,939  $ 4,103
  Active eligible employees...................................   5,968    6,989
                                                               -------  -------
                                                                 9,907   11,092
Unrecognized transition obligation............................  (8,700)  (9,212)
Unrecognized gain.............................................   1,644      372
                                                               -------  -------
Accrued postretirement benefit cost........................... $ 2,851  $ 2,252
                                                               =======  =======

                           ARTHUR J. GALLAGHER & CO.

  The assumed healthcare cost trend rate used for the next two years is 9.5%, scaling down to 4.5% after 13 years. A 1% increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by $1,426,000 at December 31, 1995 and would increase the net periodic postretirement benefit cost for 1995 by $97,000.

  The discount rate used to measure the accumulated postretirement benefit obligation was 7.5% and 8.0% at December 31, 1995 and 1994, respectively. The transition obligation is being amortized over 20 years. Prior to 1993, postretirement benefits were recorded on a pay-as-you-go basis.

12. COMMITMENTS AND CONTINGENCIES

  The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's financial position.

  The Company generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years.

  Minimum aggregate rental commitments at December 31, 1995 under noncancelable operating leases having an initial term of more than one year are as follows:

                                                                      TOTAL
                                                                  --------------
                                                                  (IN THOUSANDS)
1996.............................................................    $ 24,804
1997.............................................................      20,487
1998.............................................................      17,869
1999.............................................................      15,281
2000.............................................................      12,048
Subsequent years.................................................      50,629
                                                                     --------
                                                                     $141,118
                                                                     ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $26,510,000 in 1995, $25,130,000 in 1994 and $24,450,000 in 1993.

                           ARTHUR J. GALLAGHER & CO.

13. INCOME TAXES

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Earnings before income taxes consist of:
  Domestic........................................... $60,220  $51,750  $40,421
  Foreign............................................   2,645    1,263    7,142
                                                      -------  -------  -------
                                                      $62,865  $53,013  $47,563
                                                      =======  =======  =======
Provision for income taxes consists of:
  Federal--
    Current.......................................... $18,347  $18,652  $17,433
    Deferred.........................................  (2,734)  (4,639)  (5,034)
                                                      -------  -------  -------
                                                       15,613   14,013   12,399
                                                      -------  -------  -------
  State and local--
    Current..........................................   5,268    4,990    4,669
    Deferred.........................................    (391)    (639)    (682)
                                                      -------  -------  -------
                                                        4,877    4,351    3,987
                                                      -------  -------  -------
  Foreign--
    Current..........................................   1,103     (856)   2,407
    Deferred.........................................    (219)   1,100      (46)
                                                      -------  -------  -------
                                                          884      244    2,361
                                                      -------  -------  -------
Total provision...................................... $21,374  $18,608  $18,747
                                                      =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
  Leveraged leases.............................................. $ 2,760 $ 2,972
  Other.........................................................   4,407   3,773
                                                                 ------- -------
    Deferred tax liabilities....................................   7,167   6,745
                                                                 ------- -------
Deferred tax assets:
  Accrued and unfunded compensation and employee benefits.......  11,390  10,012
  Accrued liabilities...........................................   9,495   8,090
  Unrealized investment losses..................................     --    1,929
  Other.........................................................     970   1,964
                                                                 ------- -------
    Total deferred tax assets...................................  21,855  21,995
    Valuation allowance for deferred tax assets.................     --      --
                                                                 ------- -------
    Deferred tax assets.........................................  21,855  21,995
                                                                 ------- -------
Net deferred tax assets......................................... $14,688 $15,250
                                                                 ======= =======

                           ARTHUR J. GALLAGHER & CO.

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows:

                                          YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1995            1994            1993
                                --------------- --------------- ---------------
                                          % OF            % OF            % OF
                                         PRETAX          PRETAX          PRETAX
                                AMOUNT   INCOME AMOUNT   INCOME AMOUNT   INCOME
                                -------  ------ -------  ------ -------  ------
                                               (IN THOUSANDS)
Federal statutory rate......... $22,003   35.0  $18,555   35.0  $16,647   35.0
State income taxes--net of
 federal.......................   3,394    5.4    2,684    5.1    2,064    4.3
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners...............    (802)  (1.3)    (750)  (1.4)   1,158    2.4
Foreign taxes..................      59     .1      388     .7    1,262    2.7
General business credits.......  (3,383)  (5.4)  (2,510)  (4.7)  (1,655)  (3.5)
Other--net.....................     103     .2      241     .4     (729)  (1.5)
                                -------   ----  -------   ----  -------   ----
                                $21,374   34.0  $18,608   35.1  $18,747   39.4
                                =======   ====  =======   ====  =======   ====

  Due to changes in the U.S. federal income tax laws, effective in 1994, the Company began providing for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Prior to 1994, the Company did not provide for U.S. income taxes on the undistributed earnings ($19,200,000 at December 31, 1995) of certain foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is $5,000,000.

14. FOREIGN OPERATIONS

  Financial data by geographic area of operations are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995       1994     1993
                                                  ---------  -------- --------
                                                        (IN THOUSANDS)
Revenues:
  Commissions and fees
    United States................................ $ 381,130  $343,884 $309,630
    Foreign, principally United Kingdom..........    14,799    14,088   12,547
                                                  ---------  -------- --------
                                                    395,929   357,972  322,177
  Investment income..............................    16,069     9,692   16,541
                                                  ---------  -------- --------
                                                  $ 411,998  $367,664 $338,718
                                                  =========  ======== ========
Earnings before taxes:
  Operating profit (loss)
    United States................................ $  69,550  $ 62,480 $ 47,772
    Foreign, principally United Kingdom..........      (551)      106     (534)
                                                  ---------  -------- --------
                                                     68,999    62,586   47,238
  General corporate expense, including interest
   expense and investment income.................     6,134     9,573     (325)
                                                  ---------  -------- --------
                                                  $  62,865  $ 53,013 $ 47,563
                                                  =========  ======== ========
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1995       1994     1993
                                                  ---------  -------- --------
Identifiable assets:
  United States.................................. $ 253,292  $238,804 $217,288
  Foreign, principally United Kingdom............    83,951    78,641   80,090
                                                  ---------  -------- --------
                                                    337,243   317,445  297,378
  Corporate......................................   158,551   144,624  188,601
                                                  ---------  -------- --------
                                                  $ 495,794  $462,069 $485,979
                                                  =========  ======== ========

                           ARTHUR J. GALLAGHER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
  The consolidated financial statements include liabilities of $62,349,000 at December 31, 1995 ($58,048,000 at December 31, 1994) after elimination of intercompany balances applicable to foreign operations.

  Exchange gains (losses) were approximately $51,000 in 1995, $106,000 in 1994 and ($115,000) in 1993.

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

  Quarterly operating results for 1995 and 1994 were as follows:

                                                             1995
                                               ---------------------------------
                                                 1ST     2ND     3RD      4TH
                                               ------- ------- -------- --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
Total revenues...............................  $95,605 $94,893 $110,641 $110,859
Earnings before income taxes.................   10,226   9,059   23,704   19,876
Net earnings.................................    6,636   5,875   15,432   13,548
Net earnings per common and common equivalent
 share.......................................      .41     .36      .94      .83
                                                             1994
                                               ---------------------------------
                                                 1ST     2ND     3RD      4TH
                                               ------- ------- -------- --------
Total revenues...............................  $85,590 $83,689 $100,691 $ 97,694
Earnings before income taxes.................    8,416   6,790   20,296   17,511
Net earnings.................................    5,340   4,301   12,827   11,937
Net earnings per common and common equivalent
 share.......................................      .32     .26      .79      .75

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

Itasca, Illinois
January 18, 1996

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          ERNST & YOUNG LLP

Chicago, Illinois
January 18, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 29, 1996 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation of the Company's directors and executive officers is included in the Proxy Statement dated March 29, 1996 under the caption entitled "Compensation of Executive Officers and Directors", and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 29, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1995.

      (b) Consolidated Balance Sheet as of December 31, 1995 and 1994.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1995.

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

  (b) Reports on Form 8-K

    Not applicable

  (c) Safe harbor statement under the private securities litigation reform act of 1995.

    This annual report contains forward looking statements. Forward looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property and casualty insurance industry continues to experience a prolonged soft market despite high losses; continued low interest rates will reduce income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future, and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 4TH DAY OF MARCH, 1996.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 4TH DAY OF MARCH, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

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

         /s/ Carl E. Fasig
*By: ________________________________
   Carl E. Fasig, Attorney-in-Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE  ADDITIONS
                                          AT      CHARGED                BALANCE
                                       BEGINNING    TO                   AT END
                                        OF YEAR   EXPENSE  ADJUSTMENTS   OF YEAR
                                       --------- --------- -----------   -------
Year ended December 31, 1995
  Allowance for doubtful accounts.....  $  846    $   77     $  (214)(1) $  709
  Amortization of goodwill............   3,266       306                  3,572
  Amortization of expiration lists....   3,955       489        (791)(2)  3,653
Year ended December 31, 1994
  Allowance for doubtful accounts.....  $  876    $    2     $   (32)(1) $  846
  Amortization of goodwill............   2,798       334         134 (3)  3,266
  Amortization of expiration lists....   1,819       589       1,547 (3)  3,955
Year ended December 31, 1993
  Allowance for doubtful accounts.....  $1,789    $1,390     $(2,303)(1) $  876
  Amortization of goodwill............   2,508       290                  2,798
  Amortization of expiration lists....   1,546       273                  1,819

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