Form 10-Q
period 1996-03-31
GALLAGHER ARTHUR J & CO
filed 1996-04-29
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

YES  [_]        NO  [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 1996 was 15,637,408.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                                 PAGE NO.
Part I.  Financial Information:

     Item 1.  Financial Statements (Unaudited):

           Consolidated Statement of Earnings for the three-month
             period ended March 31, 1996 and 1995 .............................        3

           Consolidated Balance Sheet at March 31, 1996 and
             December 31, 1995 ................................................        4

           Consolidated Statement of Cash Flows for the
             three-month period ended
             March 31, 1996 and 1995 ..........................................        5

           Notes to Consolidated Financial Statements .........................        6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...................      7-8

Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K ................................        9

              Exhibit 11.0 - Computation of Net Earnings Per
              Common and Common Equivalent Share (Unaudited)

              Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7.
              Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended
              December 31, 1995)

              Exhibit 27.0 - Financial Data Schedule

     Signatures ...............................................................       10

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                            THREE-MONTH PERIOD ENDED
                                                   MARCH 31,
                                             1996              1995
                                            ------            ------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Commissions                             $ 58,187        $ 57,432
    Fees                                      38,192          36,404
    Investment income and other                4,338           2,854
                                            --------        --------
      Total revenues                         100,717          96,690

Expenses:
    Salaries and employee benefits            55,375          54,201
    Other operating expenses                  32,904          32,171
                                            --------        --------
      Total expenses                          88,279          86,372
                                            --------        --------

Earnings before income taxes                  12,438          10,318
Provision for income taxes                     4,229           3,590
                                            --------        --------

Net earnings                                $  8,209        $  6,728
                                            ========        ========

Net earnings per common and
  common equivalent share                   $    .48        $    .41

Dividends declared per common share         $    .29        $    .25

Weighted average number of common and
  common equivalent shares outstanding        17,122          16,228

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                         MARCH 31,   DECEMBER 31,
                                                            1996         1995
                                                         ----------  -------------
                                                              (IN THOUSANDS)
     ASSETS

Current assets:
 Cash and cash equivalents                                $ 63,353       $ 53,764
 Restricted cash                                            61,350         69,043
 Premiums and fees receivable                              168,140        194,330
 Investment strategies - trading                            48,365         46,123
 Other                                                      21,974         20,615
                                                          --------       --------
   Total current assets                                    363,182        383,875

Marketable securities - available for sale                  41,106         41,712
Other noncurrent assets                                     40,857         42,223

Fixed assets                                                66,877         67,569
Accumulated depreciation and amortization                  (43,604)       (44,850)
                                                          --------       --------
   Net fixed assets                                         23,273         22,719

Intangible assets - net                                      7,401          7,576
                                                          --------       --------
                                                          $475,819       $498,105
                                                          ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                  $237,027       $265,181
 Accrued salaries and bonuses                                7,922         13,468
 Accounts payable and other accrued liabilities             63,213         57,160
 Unearned fees                                              15,925         12,746
 Income taxes payable                                       10,614         10,409
 Other                                                       6,862          6,907
                                                          --------       --------
   Total current liabilities                               341,563        365,871

Deferred income taxes and other noncurrent accounts         11,235         13,801

Stockholders' equity:
 Common stock - issued and outstanding 15,637 shares
   in 1996 and 15,538 shares in 1995                        15,637         15,538
 Capital in excess of par value                              1,731              -
 Retained earnings                                         105,668        102,861
 Unrealized holding (loss) gain on available for sale
  securities - net of income taxes                             (15)            34
                                                          --------       --------
   Total stockholders' equity                              123,021        118,433
                                                          --------       --------
                                                          $475,819       $498,105
                                                          ========       ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                               THREE-MONTH PERIOD ENDED
                                                                                      MARCH 31,
                                                                                 1996            1995
                                                                               --------        --------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings                                                                 $  8,209        $  6,728
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Net (gain) loss on investments                                               (1,138)            286
    Depreciation and amortization                                                 2,238           2,434
    Decrease in restricted cash                                                   7,693           1,506
    Decrease in premiums receivable                                              28,857          15,559
    Decrease in premiums payable                                                (28,154)        (11,654)
    Increase in trading investments - net                                        (1,099)         (2,022)
    (Increase) decrease in other current assets                                  (1,359)            882
    Decrease in accrued salaries and bonuses                                     (5,546)         (5,772)
    Increase in accounts payable and other accrued liabilities                    5,374           1,570
    Increase (decrease) in income taxes payable                                     205          (3,546)
    (Decrease) increase in deferred income taxes                                   (421)            400
    Other                                                                           361           4,819
                                                                               --------        --------
      Net cash provided by operating activities                                  15,220          11,190
                                                                               --------        --------

Cash flows from investing activities:
  Purchases of marketable securities                                             (5,829)         (4,215)
  Proceeds from the sale of marketable securities                                 5,819           2,633
  Proceeds from maturities of marketable securities                                 530             453
  Additions to fixed assets                                                      (2,617)         (2,921)
  Other                                                                               -             140
                                                                               --------        --------
      Net cash provided by investing activities                                  (2,097)         (3,910)
                                                                               --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          3,157           3,157
  Tax benefit from issuance of common stock                                         695             678
  Repurchase of common stock                                                     (2,022)         (2,165)
  Dividends paid                                                                 (3,856)         (3,252)
  Retirement of long-term debt                                                     (630)           (630)
  Equity transactions of pooled companies prior to dates of acquisition            (878)            766
                                                                               --------        --------
      Net cash used by financing activities                                      (3,534)         (1,446)
                                                                               --------        --------

Net increase in cash and cash equivalents                                         9,589           5,834
Cash and cash equivalents at beginning of period                                 53,764          44,306
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $ 63,353        $ 50,140
                                                                               ========        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                $    143        $    137
  Income taxes paid                                                            $  3,868        $  5,586

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1995 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth.

     The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders.

2.   ACQUISITIONS - POOLINGS OF INTERESTS

     During the three-month period ended March 31, 1996, the Company acquired substantially all of the net assets of The Levitt/Kristan Company in exchange for approximately 112,000 shares of its Common Stock. This acquisition was accounted for as a pooling of interests. The financial statements for all periods prior to the acquisition date have been restated to include the operations of this company.

     The following summarizes the restatement to reflect this acquisition (in thousands):

                                           ATTRIBUTABLE
THREE-MONTH PERIOD           ARTHUR J.      TO POOLED
ENDED MARCH 31, 1995      GALLAGHER & CO.   COMPANIES    AS RESTATED
- ------------------------  ---------------  ------------  -----------
Revenues                     $95,605          $1,085        $96,690
Net earnings                 $ 6,636          $   92        $ 6,728
                             =======          ======        =======

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Reference is made to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Form 10-K Annual Report for a description of the Company's need for and ability to generate capital, which description is hereby incorporated by reference. See Exhibit 13.0.

RESULTS OF OPERATIONS

The soft market continued during the first quarter of 1996, especially in the workers' compensation area. Continuing competitive pressure in the insurance marketplace has led to an environment of decreasing renewal commissions resulting in some reluctance on the part of insurance purchasers to seek out alternative market products.

Commission revenues increased by 1% to $58.2 million in the first quarter of 1996 over the same period in 1995. This increase is the result of new business production which was substantially offset by lost business.

Fee revenues increased by $1.8 million or 5% to $38.2 million in the first quarter of 1996 over the same period in 1995. This increase reflects new business production and, to a lesser extent, renewal increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business.

Investment income for the first quarter of 1996 increased by 52% to $4.3 million over the same period in 1995. The Company recognized higher investment income due primarily to strong performance in funds managed by outside fund managers.

The increase in total revenues was partially offset by a 2% or $1.9 million increase in 1996 first quarter expenses over the same period in 1995.

Salaries and employee benefits increased by 2% to $55.4 million in the first quarter of 1996 over the same period in 1995. This increase is due to growth in employee head count combined with salary increases and higher fringe benefit costs.

Other operating expenses increased by 2% to $32.9 million in the first quarter of 1996 over the same period in 1995. New and expanded offices and the costs associated with more rentable space resulted in increased rent and general office expenses. Travel and other direct employee expenses were up due to the growth in sales volume and employee head count.

The effective income tax rate of 34% for the first quarter of 1996 is less than the statutory federal rate of 35% and is less than the Company's effective tax rate of 35% for the first quarter of 1995 due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits of certain investments.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Earnings per share for the first quarter of 1996 were $.48 compared to $.41 for the same period in 1995, a 17% increase. This increase reflects the growth in revenues and a smaller growth in expenses noted above.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward looking statements. Forward looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property and casualty insurance industry continues to experience a prolonged soft market despite high losses; continued low interest rates will reduce income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future, and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share (Unaudited).

         Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended December 31, 1995).

         Exhibit 27.0 - Financial Data Schedule.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ARTHUR J. GALLAGHER & CO.


Date:  April 26, 1996

                                         /s/ Michael J. Cloherty
                                       -----------------------------------
                                             Michael J. Cloherty
                                       Executive Vice President - Finance
                                           Chief Financial Officer



                                         /s/ David B. Hoch
                                       -----------------------------------
                                             David B. Hoch
                                              Controller
                                       Chief Accounting Officer