Form 10-Q
period 1996-06-30
GALLAGHER ARTHUR J & CO
filed 1996-07-31
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

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

YES  [X]  NO  [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 1996 was 15,280,385.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                                               PAGE NO.
Part I.  Financial Information:

       Item 1.  Financial Statements (Unaudited):

                Consolidated Statement of Earnings for the three-month and
                six-month periods ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .   3

                Consolidated Balance Sheet at June 30, 1996 and
                December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                Consolidated Statement of Cash Flows for the six-month
                periods ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .    5

                Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .    6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .  7-8

Part II.  Other Information:

       Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .    9

       Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    9

                Exhibit 3.1 - Restated Certificate of Incorporation of the Company as Amended

                Exhibit 3.5 - Amendment to the Rights Agreement dated as of May 12, 1987

                Exhibit 11.0 - Computation of Net Earnings Per
                Common and Common Equivalent Share (Unaudited)

                Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7.
                Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended
                December 31, 1995)

                Exhibit 27.0 - Financial Data Schedule

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   10

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                              Three-month period ended         Six-month period ended
                                                      June 30,                        June 30,
                                                 1996          1995               1996         1995
                                              ----------    ----------         ----------   ----------
                                                        (in thousands, except per share data)
Revenues:
     Commissions                              $ 56,490      $53,702            $114,677     $111,134
     Fees                                       41,432       38,419              79,624       74,823
     Investment income and other                 4,661        3,472               8,999        6,326
                                              --------      -------            --------     --------
       Total revenues                          102,583       95,593             203,300      192,283

Expenses:
     Salaries and employee benefits             57,171       54,240             112,546      108,441
     Other operating expenses                   34,713       32,582              67,617       64,753
                                              --------      -------            --------     --------
       Total expenses                           91,884       86,822             180,163      173,194
                                              --------     --------            --------     --------
Earnings before income taxes                    10,699        8,771              23,137       19,089

Provision for income taxes                       3,638        3,184               7,867        6,774
                                              --------      -------            --------     --------
Net earnings                                  $  7,061      $ 5,587            $ 15,270     $ 12,315
                                              ========      =======            ========     ========
Net earnings per common and common
  equivalent share                            $    .43      $   .34            $    .92     $    .75

Dividends declared per common share           $    .29      $   .25            $    .58     $    .50

Weighted average number of common and
  common equivalent shares outstanding          16,921       16,420              17,057       16,324

                             See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                        JUNE 30,   DECEMBER 31,
                                                          1996         1995
                                                       ----------  -------------
                                                             (In thousands)
            ASSETS

Current assets:
     Cash and cash equivalents                          $ 47,962    $ 53,764
     Restricted cash                                      56,330      69,043
     Premiums and fees receivable                        205,855     194,330
     Investment strategies - trading                      52,127      46,123
     Other                                                23,804      20,615
                                                        --------    --------
          Total current assets                           386,078     383,875

Marketable securities - available for sale                40,589      41,712
Other noncurrent assets                                   40,384      42,223

Fixed assets                                              70,960      67,569
Accumulated depreciation and amortization                (47,282)    (44,850)
                                                        --------    --------
          Net fixed assets                                23,678      22,719

Intangible assets - net                                    6,926       7,576
                                                        --------    --------
                                                        $497,655    $498,105
                                                        ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Premiums payable to insurance companies            $276,627    $265,181
     Accrued salaries and bonuses                          5,857      13,468
     Accounts payable and other accrued liabilities       60,176      57,160
     Unearned fees                                        13,880      12,746
     Income taxes payable                                  8,509      10,409
     Other                                                11,427       6,907
                                                        --------    --------
          Total current liabilities                      376,476     365,871

Deferred income taxes and other noncurrent accounts       10,562      13,801

Stockholders' equity:
     Common stock - issued and outstanding 15,280
       shares in 1996 and 15,538 shares in 1995           15,280      15,538
     Retained earnings                                    95,563     102,861
     Unrealized holding (loss) gain on available
       for sale securities - net of income taxes            (226)         34
                                                        --------    --------
          Total stockholders' equity                     110,617     118,433
                                                        --------    --------
                                                        $497,655    $498,105
                                                        ========    ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six-month period ended
                                                               June 30,
                                                          1996          1995
                                                        -------       --------
                                                            (in thousands)
Cash flows from operating activities:
     Net earnings                                       $ 15,270      $ 12,315
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Net gain on investments                         (2,054)         (187)
          Depreciation and amortization                    4,766         4,755
          Decrease (increase) in restricted cash          12,713        (5,646)
          Increase in premiums receivable                 (7,653)      (15,724)
          Increase in premiums payable                    11,446        30,077
          Increase in trading investments - net           (4,274)       (2,648)
          (Increase) decrease in other current
            assets                                        (3,189)           51
          Decrease in accrued salaries
            and bonuses                                   (7,611)       (4,726)
          Increase in accounts payable and other
            accrued liabilities                            2,180           694
          Decrease in income taxes payable                (1,900)       (5,722)
          (Decrease increase in deferred taxes              (896)          646
          Other                                            2,081         9,702
                                                        --------      --------
               Net cash provided by operating activities  20,879        23,587
                                                        --------      --------

Cash flows from investing activities:
     Purchases of marketable securities                  (14,009)       (9,276)
     Proceeds from the sale of marketable securities      13,999         7,680
     Proceeds from maturities of marketable securities     1,024         1,127
     Additions to fixed assets                            (5,075)       (5,539)
     Other                                                    63           204
                                                        --------      --------
               Net cash used by investing activities      (3,998)       (5,804)
                                                        --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                5,825         4,886
     Tax benefit from issuance of common stock             1,364         1,193
     Repurchase of common stock                          (19,887)       (5,224)
     Dividends paid                                       (8,391)       (7,005)
     Retirement of long-term debt                           (630)       (1,130)
     Equity transactions of pooled companies
       prior to dates of acquisition                        (964)          211
                                                        --------      --------
               Net cash used by financing activities     (22,683)       (7,069)
                                                        --------      --------

Net (decrease) increase in cash and cash equivalents      (5,802)       10,714
Cash and cash equivalents at beginning of period          53,764        44,306
                                                        --------      --------
Cash and cash equivalents at end of period              $ 47,962      $ 55,020
                                                        ========      ========

Supplemental disclosures of cash flow information:
   Interest paid                                        $    217      $    270
   Income taxes paid                                    $  9,387      $ 10,746

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

2.   ACQUISITIONS - POOLINGS OF INTERESTS

     On February 29, 1996, the Company acquired substantially all of the net assets of Levitt/Kristan Company in exchange for approximately 112,000 shares of its Common Stock. This acquisition was accounted for as a pooling of interests. The consolidated financial statements for all periods prior to the acquisition date have been restated to include the operations of this company.

     The following summarizes the restatement to reflect this acquisition (in thousands):

                                                    ATTRIBUTABLE
     THREE-MONTH PERIOD              ARTHUR J.        TO POOLED
     ENDED JUNE 30, 1995          GALLAGHER & CO.     COMPANIES      AS RESTATED
     -------------------          ---------------   ------------     -----------
     Revenues                       $ 94,893             $  700       $ 95,593
     Net earnings (loss)            $  5,875             $ (288)      $  5,587
                                    ========             ======       ========

     SIX-MONTH PERIOD
     ENDED JUNE 30, 1995
     -------------------

     Revenues                       $190,498             $1,785       $192,283
     Net earnings (loss)            $ 12,511             $ (196)      $ 12,315
                                    ========             ======       ========

On May 31, 1996, the Company acquired substantially all of the net assets of Alliance Insurance Group, Inc. in exchange for approximately 64,000 shares of its Common Stock. This acquisition was accounted for as a pooling of interests and was not material to the Company.

On July 1, 1996, the Company acquired substantially all of the net assets of Lamberson Koster & Company in exchange for approximately 391,000 shares of its Common Stock. This acquisition will be accounted for as a pooling of interests.

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

Since the Company filed its 1995 Form 10-K Annual Report, it extended its line of credit facility of $17.5 million to April 30, 1997, and borrowed $10 million against this facility.

RESULTS OF OPERATIONS

Extremely soft pricing in the insurance marketplace continues, and the Company remains doubtful that price increases will change significantly in the remainder of 1996.

Commission revenues increased by 5% to $56.5 million in the second quarter of 1996 and by 3% to $114.7 million in the first half of 1996 over the respective periods in 1995. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 8% to $41.4 million in the second quarter of 1996 and by 6% to $79.6 million in the first six months over the respective periods in 1995. These increases reflect new business production and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business.

Investment income and other increased 34% to $4.7 million in the second quarter of 1996 and by 42% to $9.0 million in the first half of 1996 over the respective periods in 1995. These increases were due primarily to significantly higher returns on funds invested with outside fund managers.

Total expenses increased by 6% or $5.1 million in the second quarter of 1996 from the same period in 1995 and increased by 4% or $7.0 million in the first half of 1996 over the same period in 1995.

Salaries and employee benefits increased by $2.9 million or 5% to $57.2 million in the second quarter of 1996 and by $4.1 million or 4% to $112.5 million in the first six months of 1996 over the respective periods in 1995. These increases are due principally to increased employee head count combined with salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $2.1 million or 7% to $34.7 million in the second quarter of 1996 and by 4% to $67.6 million in the first six months of 1996 over the respective periods in 1995. These increases are due primarily to new and expanded offices and costs associated with more rentable space and general office expenses and increased business insurance costs. Travel and other direct employee expenses were up due to the growth in sales volume and employee head count.

The effective income tax rate of 34% for the second quarter and first six months of 1996 is less than the statutory federal rate of 35% and is less than the Company's effective tax rate of 36% and 35% for the second quarter and first six months of 1995, respectively. These differences are due primarily to the net effect of state and foreign taxes which are substantially offset by the tax benefits of certain investments.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Earnings per share for the second quarter of 1996 were $.43 compared to $.34 in 1995, a 26% increase. First half earnings per share increased 23% from $.75 in 1995 to $.92 in 1996. These earnings per share increases reflect the growth in revenues and a smaller growth in expenses noted above.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of Stockholders of Arthur J. Gallagher & Co. held on May 21, 1996, 14,052,568 shares of the Company's Common Stock, or 90.5% of the total Common Stock outstanding on the record date for such meeting, were represented.

     Among other things, the stockholders of the Company approved an amendment to the Company's 1988 Nonqualified Stock Option Plan increasing the number of shares of Common Stock from 5,500,000 to 6,175,000. Of the shares voted with respect to this proposal, 8,544,184 were voted in favor, 5,155,059 were voted against and 353,325 abstained.

     The stockholders of the Company approved an amendment to the Company's 1989 Non-Employee Directors' Stock Option Plan increasing the number of shares of Common Stock from 106,000 to 200,000. Of the shares voted with respect to this proposal, 9,231,678 were voted in favor, 4,466,725 were voted against and 354,165 abstained.

     The stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock from 50,000,000 to 100,000,000 shares. Of the shares voted with respect to this proposal, 12,899,891 were voted in favor, 1,108,197 were voted against and 44,480 abstained.

ITEM 5.  OTHER INFORMATION

     On July 18, 1996, the Board of Directors of the Company authorized an amendment to the Rights Agreement between the Company and Harris Trust and Savings Bank extending the Agreement until May 12, 2007. The Agreement would have terminated in accordance with its original terms on May 12, 1997. Exhibit 3.5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibit 3.1 - Restated Certificate of Incorporation of the Company as Amended.

          Exhibit 3.5 - Amendment to the Rights Agreement dated as of May 12, 1987.

          Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share (Unaudited).

          Exhibit 13.0 - Liquidity and Capital Resources (from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" from Form 10-K for fiscal year ended December 31, 1995).

          Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARTHUR J. GALLAGHER & CO.


     Date:  July 29, 1996

                                               /s/Michael J. Cloherty
                                        ----------------------------------------
                                                  Michael J. Cloherty
                                           Executive Vice President - Finance
                                                 Chief Financial Officer



                                                  /s/David B. Hoch
                                         ---------------------------------------
                                                     David B. Hoch
                                                        Controller
                                                 Chief Accounting Officer