Form 10-Q
period 1996-09-30
GALLAGHER ARTHUR J & CO
filed 1996-11-12
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM_________________________ TO___________________________

Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                 36-2151613
--------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)


                TWO PIERCE PLACE, ITASCA, ILLINOIS  60143-3141
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (630) 773-3800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

YES  [X]   NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 1996 was 16,226,860.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                        PAGE NO.
Part I.  Financial Information:

     Item 1. Financial Statements (Unaudited):

             Consolidated Statement of Earnings for the three-month and
              nine-month periods ended September 30, 1996 and 1995.........    3

             Consolidated Balance Sheet at September 30, 1996 and
              December 31, 1995............................................    4

             Consolidated Statement of Cash Flows for the nine-month
              periods ended September 30, 1996 and 1995....................    5

             Notes to Consolidated Financial Statements....................    6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  7-9

Part II.  Other Information:

     Item 6. Exhibits and Reports on Form 8-K..............................   10

             Exhibit 11.0 - Computation of Net Earnings Per
             Common and Common Equivalent Share (Unaudited)

             Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures............................................................   11

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                              THREE-MONTH PERIOD ENDED      NINE-MONTH PERIOD ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1996         1995             1996        1995
                                                --------     --------         --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
     Commissions                                $ 70,091     $ 70,926         $193,263    $190,409
     Fees                                         45,914       42,716          126,006     118,314
     Investment income and other                   5,691        4,720           17,866      13,738
                                                --------     --------         --------    --------
      Total revenues                             121,696      118,362          337,135     322,461

Expenses:
     Salaries and employee benefits               59,972       57,502          177,700     171,191
     Other operating expenses                     36,204       34,681          107,029     102,704
                                                --------     --------         --------    --------
      Total expenses                              96,176       92,183          284,729     273,895
                                                --------     --------         --------    --------

Earnings before income taxes                      25,520       26,179           52,406      48,566

Provision for income taxes                         7,463        9,807           17,872      18,775
                                                --------     --------         --------    --------

Net earnings                                    $ 18,057     $ 16,372         $ 34,534    $ 29,791
                                                ========     ========         ========    ========

Net earnings per common and
 common equivalent share                        $   1.03     $    .94         $   1.98    $   1.73

Dividends declared per common share             $    .29     $    .25         $    .87    $    .75

Weighted average number of common and
 common equivalent shares outstanding             17,807       17,389           17,731      17,230


                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               1996           1995
                                                             --------       --------
                                                                (IN THOUSANDS)
     ASSETS
Current assets:
 Cash and cash equivalents                                   $ 61,314       $ 58,849
 Restricted cash                                              102,086         95,388
 Premiums and fees receivable                                 198,682        226,675
 Investment strategies - trading                               51,715         46,123
 Other                                                         25,703         22,448
                                                             --------       --------
   Total current assets                                       439,500        449,483

Marketable securities - available for sale                     41,515         41,712
Other noncurrent assets                                        47,596         42,360

Fixed assets                                                   78,021         72,352
Accumulated depreciation and amortization                     (52,344)       (47,657)
                                                             --------       --------
   Net fixed assets                                            25,677         24,695

Intangible assets - net                                         7,196          7,581
                                                             --------       --------
                                                             $561,484       $565,831
                                                             ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                     $314,113       $321,060
 Accrued salaries and bonuses                                   8,012         13,648
 Accounts payable and other accrued liabilities                66,860         60,174
 Unearned fees                                                 13,551         13,586
 Income taxes payable                                          10,386         10,619
 Other                                                         11,776          7,225
                                                             --------       --------
   Total current liabilities                                  424,698        426,312

Deferred income taxes and other noncurrent accounts            10,275         14,010

Stockholders' equity:
 Common stock - issued and outstanding 16,227 shares
   in 1996 and 16,365 shares in 1995                           16,227         16,365
 Capital in excess of par value                                 1,336              -
 Retained earnings                                            108,696        109,110
 Unrealized holding gain on available for sale
  securities - net of income taxes                                252             34
                                                             --------       --------
   Total stockholders' equity                                 126,511        125,509
                                                             --------       --------
                                                             $561,484       $565,831
                                                             ========       ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                       NINE-MONTH PERIOD ENDED
                                                                            SEPTEMBER 30,
                                                                           1996        1995
                                                                         --------    --------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
 Net earnings                                                            $ 34,534    $ 29,791
 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Net gain on investments                                                  (2,748)       (878)
  Depreciation and amortization                                             7,342       7,602
  Increase in restricted cash                                              (6,698)    (13,437)
  Decrease (increase) in premiums receivable                               31,738      (1,499)
  (Decrease) increase in premiums payable                                  (6,947)     24,581
  Increase in trading investments - net                                    (3,258)     (3,608)
  (Increase) decrease in other current assets                              (3,255)      2,278
  Decrease in accrued salaries and bonuses                                 (5,636)     (1,107)
  Increase in accounts payable and other accrued liabilities                5,836       2,726
  (Decrease) increase in income taxes payable                                (233)        947
  (Decrease) increase in deferred income taxes                             (1,198)        413
  Other                                                                    (6,395)       (273)
                                                                         --------    --------
   Net cash provided by operating activities                               43,082      47,536
                                                                         --------    --------

Cash flows from investing activities:
 Purchases of marketable securities                                       (18,353)    (14,992)
 Proceeds from the sale of marketable securities                           17,520      13,324
 Proceeds from maturities of marketable securities                          1,767       1,462
 Additions to fixed assets                                                 (7,521)     (8,894)
 Other                                                                        142         296
   Net cash used by investing activities                                  -------     -------
                                                                           (6,445)     (8,804)
                                                                          -------     -------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                     7,275       6,178
 Tax benefit from issuance of common stock                                  1,809       1,596
 Repurchase of common stock                                               (21,290)     (6,663)
 Dividends paid                                                           (12,824)    (10,778)
 Retirement of long-term debt                                              (1,130)     (1,130)
 Equity transactions of pooled companies prior to dates of acquisition     (8,012)     (1,684)
                                                                          -------     -------
   Net cash used by financing activities                                  (34,172)    (12,481)
                                                                          -------     -------

Net increase in cash and cash equivalents                                   2,465      26,251
Cash and cash equivalents at beginning of period                           58,849      50,037
                                                                         --------    --------
Cash and cash equivalents at end of period                               $ 61,314    $ 76,288
                                                                         ========    ========

Supplemental disclosures of cash flow information:
 Interest paid                                                           $    477    $    379
 Income taxes paid                                                       $ 12,789    $ 12,680

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

2.   ACQUISITIONS - POOLINGS OF INTERESTS

     On February 29, 1996, the Company acquired substantially all of the net assets of Levitt/Kristan Company. On May 31, 1996, the Company acquired substantially all of the net assets of Alliance Insurance Group, Inc. During the three month period ended September 30, 1996, the Company acquired substantially all of the net assets of Lamberson Koster & Company, Beymer & Bond Investigations, Inc., Morgan, Read & Coleman Limited and Morgan Insurance Services Limited. These acquisitions were made in exchange for 1,081,000 shares of the Company's Common Stock and were accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies except for Alliance Insurance Group, Inc. and Beymer & Bond Investigations, Inc. which were not material to the Company.

     The following summarizes the restatement to reflect these acquisitions (in thousands):

                                                       ATTRIBUTABLE
     THREE-MONTH PERIOD             ARTHUR J.           TO POOLED
     ENDED SEPTEMBER 30, 1995       GALLAGHER & CO.     COMPANIES          AS RESTATED
     ------------------------       ---------------    ------------        -----------
     Revenues                       $111,643            $ 6,719            $118,362
     Net earnings                   $ 15,432            $   940            $ 16,372
                                    ========            =======            ========

     NINE-MONTH PERIOD
     ENDED SEPTEMBER 30, 1995
     ------------------------

     Revenues                       $304,145            $18,316            $322,461
     Net earnings                   $ 27,943            $ 1,848            $ 29,791
                                    ========            =======            ========

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

During 1996, cash flow from operations and funds available under various loan agreements have been sufficient to fund the operating and capital expenditures of the Company. Cash generated from operating activities was $43.1 million and $47.5 million for the nine months ended September 30, 1996 and 1995, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, cash from operations for the Company can vary substantially from quarter to quarter.

The Company maintains a $20 million revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of September 30, 1996, there were no borrowings existing under this agreement. The Company also entered into two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $1.3 million and $1.0 million at September 30, 1996. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998 and June 15, 1998, respectively.

The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

The Company also has line of credit facilities of $17.5 million and $10.0 million. Since the Company filed its 1995 Form 10-K Annual Report, it extended its line of credit facility of $17.5 million to April 30, 1997. As of September 30, 1996, there were no borrowings existing under these line of credit facilities.

Through the first nine months of 1996, the Company paid $12.8 million in cash dividends on its common stock. On September 17, 1996, the Company declared a regular quarterly cash dividend of $.29 per share payable on October 15, 1996 to Shareholders of Record as of September 30, 1996.

Net capital expenditures were $7.5 million and $8.9 million for the nine months ended September 30, 1996 and 1995, respectively. This decrease is primarily a timing difference. In 1996, the Company expects to make expenditures for capital improvements at least equal to the $9.4 million spent in 1995. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 1997, to repurchase its common stock. Through the first nine months of 1996 and 1995, the Company repurchased 645,000 shares at a cost of $21.3 million and 187,000 shares at a cost of $6.7 million, respectively. The repurchases were funded entirely by internally generated funds and are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 290,000 additional shares through June 30, 1997. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Insurance premiums and risk management income continue to come under extreme pressure throughout the United States and abroad causing shortfalls in expected commissions and fee growth. Although these conditions are partially offset by the increases in investment and other income and a reduction in the Company's overall tax rate related to that income, the Company does not anticipate any change in the short term insurance markets, and does not expect 1996 fourth quarter results to reach the levels attained during the fourth quarter of 1995.

Commission revenues decreased by 1% to $70.1 million in the third quarter of 1996. This decrease is due principally to renewal decreases and lost business partially offset by new business production. Commissions revenues increased by 1% to $193.3 million in the first nine months of 1996. This increase is due principally to new business production partially offset by lost business and renewal decreases.

Fee revenues increased by 7% to $45.9 million in the third quarter of 1996 and by 7% to $126.0 million in the first nine months of 1996 over the respective periods in 1995. These increases reflect new business production and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc., partially offset by lost business.

Investment income and other increased 21% to $5.7 million in the third quarter of 1996 and by 30% to $17.9 million in the first nine months of 1996 over the respective periods in 1995. These increases were due primarily to significantly higher returns on funds invested with outside fund managers.

Total expenses increased by 4% or $4.0 million in the third quarter of 1996 over the same period in 1995 and increased by 4% or $10.8 million in the first nine months of 1996 over the same period in 1995.

Salaries and employee benefits increased by $2.5 million or 4%, to $60.0 million in the third quarter of 1996 and by $6.5 million or 4% to $177.7 million in the first nine months of 1996 over the respective periods in 1995. These increases are due principally to increased employee head count combined with salary increases and higher employee fringe benefit costs partially offset by a reduction in the Company's Incentive Compensation Plans due to commission revenues which were lower than planned.

Other operating expenses increased by $1.5 million or 4% to $36.2 million in the third quarter of 1996 and by 4% to $107.0 million in the first nine months of 1996 over the respective periods in 1995. These increases are due primarily to increases in rent and general office expenses related to new and expanded offices. Travel and other direct employee expenses were up due to the growth in revenues and employee head count.

The effective income tax rate of 29% for the third quarter and 34% for the first nine months of 1996 is less than the statutory federal rate of 35% and is less than the Company's effective tax rate of 37% for the third quarter and 39% for the first nine months of 1995 due primarily to the effect of the tax benefits of certain investments.

Earnings per share for the third quarter of 1996 were $1.03 compared to $.94 in 1995, a 10% increase. In the first nine months, earnings per share increased 14% from $1.73 in 1995 to $1.98 in 1996. These earnings per share increases reflect the growth in revenues and a smaller growth in expenses noted above.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward looking statements. Forward looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property and casualty insurance industry continues to experience a prolonged soft market despite high losses; continued low interest rates will reduce income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share. (Unaudited)

         Exhibit 27.0 - Financial Data Schedule. (Unaudited)

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTHUR J. GALLAGHER & CO.


Date:  November 8, 1996

                                   /s/ Michael J. Cloherty
                                   -----------------------
                                       Michael J. Cloherty
                                Executive Vice President - Finance
                                     Chief Financial Officer



                                   /s/ David B. Hoch
                                   -----------------
                                       David B. Hoch
                                       Controller
                                  Chief Accounting Officer