Form 10-K
period 1996-12-31
GALLAGHER ARTHUR J & CO
filed 1997-03-21
CIK 354190

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

For the fiscal year ended December 31, 1996

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

       Registrant's telephone number, including area code (630) 773-3800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 28, 1997 was $469,762,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 28, 1997 was 16,653,426.

 PORTIONS OF DOCUMENTS INCORPORATED BY  PART OF FORM 10-K INTO WHICH DOCUMENT
      REFERENCE INTO THIS REPORT                   IS INCORPORATED

       ARTHUR J. GALLAGHER & CO.                      PART III

 Proxy Statement dated March 28, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Arthur J. Gallagher & Co. (the "Registrant") and its subsidiaries (the Registrant and its subsidiaries are collectively referred to as the "Company" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and employee benefit services and other related services to clients in the United States and abroad. The Company's principal activity is the negotiation and placement of insurance for its clients. The Company also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. The Company believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths.

  The Company operates through a network of approximately 150 offices located throughout the United States and six countries abroad. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of the Company. The Company's international operations include a Lloyd's broker and affiliated companies in London and facilities in Argentina, Australia, Bermuda, Canada, United Kingdom ("U.K.") and Scotland.

  The Company was founded in 1927 and was reincorporated as a Delaware corporation in 1972. The Company's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

  The Company has not presented industry segment information as its operations are predominantly those of insurance brokerage and risk management, employee benefits and other related insurance services.

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

MARKETS AND MARKETING

  A substantial portion of the commission and fee business of the Company is derived from institutions, not-for-profit organizations, municipal and other governmental entities and associations. In addition, the Company's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. The Company also places insurance for individuals. The Company services its clients through its network of approximately 150 offices in the United States and six countries abroad. No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. In 1996, the largest single customer represented approximately 1% of total revenues.

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

COMPETITION

  The Company believes it is the seventh largest insurance broker in the United States and in the top eight worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. A number of competing firms are significantly larger and some have many times the commission and/or fee revenues of the Company. There are firms in a particular region or locality which are as large or larger than the particular local office of the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

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

INTERNATIONAL OPERATIONS

  Arthur J. Gallagher (UK) Limited, is a wholly-owned Lloyd's brokerage subsidiary of the Company. This subsidiary is a London based insurance broker which provides brokerage services to clientele primarily located outside of the U.K. The principal activity of Arthur J. Gallagher (UK) Limited is to negotiate and place insurance and reinsurance with Lloyd's underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, direct marine hull and cargo, reinsurance (marine and non-marine) and overseas property and casualty (predominantly North America).

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

  Additional information relating to the Company's foreign operations is contained in Note 12 of Notes to Consolidated Financial Statements.

COMMISSIONS AND FEES

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue for each of the three years in the period ended December 31, 1996 are set forth below:

                                         1996          1995*          1994*
                                    -------------- -------------- --------------
                                             % OF           % OF           % OF
                                     AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                                    -------- ----- -------- ----- -------- -----
                                                   (IN THOUSANDS)
Commissions........................ $261,471   57% $255,914   58% $237,163   60%
Fees...............................  171,515   38   161,868   37   143,238   36
Investment income and other........   23,693    5    21,748    5    13,571    4
                                    --------  ---  --------  ---  --------  ---
                                    $456,679  100% $439,530  100% $393,972  100%
                                    ========  ===  ========  ===  ========  ===

--------
  *Restated for poolings of interests

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

  The Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business, whereas expenses are fairly uniform throughout the year. See Note 13 of Notes to Consolidated Financial Statements for unaudited quarterly operating results for 1996 and 1995.

ACQUISITIONS

  Since January 1, 1992 through December 31, 1996, the Company has acquired twenty-eight insurance services businesses, and disposed of two insurance services businesses. See Note 2 of Notes to Consolidated Financial Statements for further information concerning acquisitions in 1996 and 1995.

  The following acquisitions have occurred since December 31, 1996:

  On January 1, 1997, a wholly owned subsidiary of the Company acquired substantially all of the assets of Byerly & Company, Inc., a Colorado corporation engaged in the employee benefits business, in exchange for 164,370 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. Four principals entered into two year employment agreements with the Company.

  On January 2, 1997, a wholly owned subsidiary of the Company acquired substantially all of the assets of Arnold & Company, Inc., a Michigan corporation engaged in the retirement planning and actuarial services business, in exchange for 41,080 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. One principal entered into a two year employment agreement with the Company.

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

EMPLOYEES

  As of December 31, 1996, the Company and its subsidiaries employed approximately 3,900 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The Company's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois where the Company leases approximately 200,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. The Company operates all of its branch and service offices in leased premises. Certain of these leases for office space have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years. See Note 10 of Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments at December 31, 1996.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are as follows:

       NAME              AGE                    POSITION AND YEAR FIRST ELECTED
       ----              ---                    -------------------------------
Robert E. Gallagher.....  74 Chief Executive Officer 1963-1994, Chairman since 1990
J. Patrick Gallagher,     45 President since 1990, Chief Executive Officer since 1995
 Jr.....................
John G. Campbell........  59 Vice President since 1978
Michael J. Cloherty.....  49 Vice President--Finance 1981-1995, Executive Vice President since 1996
Peter J. Durkalski......  46 Vice President since 1990
James W. Durkin, Jr.....  47 Vice President since 1985
Walter F. McClure.......  63 Senior Vice President since 1993
John D. Stancik.........  53 Vice President since 1986
Gary Van der Voort......  51 Vice President since 1986

  Each such person has been principally employed by the Company in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG". The following table sets forth information as to the price range of the Company's common stock for the two-year period January 1, 1995 through December 31, 1996 and the dividends declared per share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

                                                                       DIVIDENDS
                                                                       DECLARED
                                                        HIGH     LOW   PER SHARE
                                                       ------- ------- ---------
1996 Quarterly Periods
  First............................................... $39 1/2 $35 7/8   $.29
  Second..............................................  36 3/8    30      .29
  Third...............................................    35    31 1/2    .29
  Fourth..............................................  34 1/2  29 1/8    .29
1995 Quarterly Periods
  First............................................... $  36   $30 1/8   $.25
  Second..............................................  36 3/8    34      .25
  Third...............................................    38    34 5/8    .25
  Fourth..............................................    38    32 1/2    .25

  As of February 1, 1997, there were approximately 700 holders of record of the Company's common stock.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 6. SELECTED FINANCIAL DATA.

                           ARTHUR J. GALLAGHER & CO.

                            GROWTH RECORD: 1987-1996

                                         AVERAGE  YEARS ENDED DECEMBER 31,
                                         ANNUAL  -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND      GROWTH    1996      1995       1994
EMPLOYEE DATA)                           ------- --------  ---------  --------
Revenue Data
  Commissions...........................         $261,471  $ 255,914  $237,163
  Fees..................................          171,515    161,868   143,238
  Investment income and other...........           23,693     21,748    13,571
                                                 --------  ---------  --------
    Total revenues......................         $456,679  $ 439,530  $393,972
  Dollar growth.........................         $ 17,149  $  45,558  $ 30,613
  Percent growth........................   10%          4%        12%        8%
                                           ---   --------  ---------  --------
Pretax Earnings Data
  Pretax earnings.......................         $ 69,399  $  68,382  $ 58,852
  Dollar growth.........................         $  1,017  $   9,530  $  5,885
  Percent growth........................    9%          1%        16%       11%
  Pretax earnings as a percentage of
   revenues.............................               15%        16%       15%
                                           ---   --------  ---------  --------
Net Earnings Data
  Net earnings..........................         $ 45,803  $  42,545  $ 37,166
  Dollar growth.........................         $  3,258  $   5,379  $  5,980
  Percent growth........................    9%          8%        14%       19%
  Net earnings as a percentage of
   revenues.............................               10%        10%        9%
                                           ---   --------  ---------  --------
Net Earnings Per Share Data
  Shares outstanding at year end........           16,293     16,365    16,071
  Earnings per share(b).................         $   2.63  $    2.47  $   2.16
  Percent growth of earnings per share..    9%          6%        14%       23%
                                           ---   --------  ---------  --------
Employee Data
  Number at year end....................            3,939      3,926     3,595
  Number growth.........................               13        331       161
  Percent growth........................    6%          0%         9%        5%
  Revenue per employee(c)...............         $    116  $     112  $    110
  Net earnings per employee(c)..........         $     12  $      11  $     10
                                           ---   --------  ---------  --------
Common Stock Dividend Data
  Dividends declared per share(d).......         $   1.16  $    1.00  $    .88
  Total dividends declared..............         $ 18,399  $  15,270  $ 13,209
  Percent of net earnings...............               40%        36%       36%
                                           ---   --------  ---------  --------
Balance Sheet Data
  Total assets..........................         $590,424  $ 565,831  $514,823
  Long-term debt less current portion...         $  1,130  $   2,260  $  3,390
  Total stockholders' equity............         $134,530  $ 125,509  $104,249
                                           ---   --------  ---------  --------
Return On Beginning Stockholders'
 Equity.................................               36%        41%       29%

NOTES:
(a) The financial information for all periods prior to 1996 has been restated for acquisitions accounted for using the pooling of interests method.
(b) Based on the weighted average number of common and common equivalent shares, if any, outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends on a share of common stock outstanding during the entire year.

                   YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------
  1993      1992      1991       1990       1989      1988       1987
--------  --------  --------   --------   --------  --------   --------
$212,005  $197,481  $189,978   $183,413   $166,676  $153,640   $140,258
 130,806   113,757    94,472     79,783     66,102    57,963     52,708
  20,548    16,587    14,152     19,922     19,698    17,407     14,970
--------  --------  --------   --------   --------  --------   --------
$363,359  $327,825  $298,602   $283,118   $252,476  $229,010   $207,936
$ 35,534  $ 29,223  $ 15,484   $ 30,642   $ 23,466  $ 21,074   $ 23,758
      11%       10%        5%        12%        10%       10%        13%
--------  --------  --------   --------   --------  --------   --------
$ 52,967  $ 40,111  $ 32,712   $ 35,792   $ 36,023  $ 29,213   $ 33,348
$ 12,856  $  7,399  $ (3,080)  $   (231)  $  6,810  $ (4,135)  $    965
      32%       23%       (9)%       (1)%       23%      (12)%        3%
      15%       12%       11%        13%        14%       13%        16%
--------  --------  --------   --------   --------  --------   --------
$ 31,186  $ 25,029  $ 22,280   $ 24,156   $ 24,173  $ 21,092   $ 21,822
$  6,157  $  2,749  $ (1,876)  $    (17)  $  3,081  $   (730)  $    840
      25%       12%       (8)%        0%        15%       (3)%        4%
       9%        8%        7%         9%        10%        9%        10%
--------  --------  --------   --------   --------  --------   --------
  16,976    16,451    16,757     16,971     16,986    17,237     17,705
$   1.75  $   1.45  $   1.27   $   1.38   $   1.37  $   1.18   $   1.21
      21%       14%       (8)%       (1)%       16%       (2)%        4%
--------  --------  --------   --------   --------  --------   --------
   3,434     3,183     2,986      2,860      2,722     2,585      2,490
     251       197       126        138        137        95        201
       8%        7%        4%         5%         5%        4%         9%
$    106  $    103  $    100   $     99   $     93  $     89   $     84
$      9  $      8  $      7   $      8   $      9  $      8   $      9
--------  --------  --------   --------   --------  --------   --------
$    .72  $    .64  $    .64   $    .60   $    .52  $    .48   $    .40
$ 10,808  $  8,767  $  8,439   $  6,999   $  5,905  $  5,375   $  4,296
      35%       35%       38%        29%        24%       25%        20%
--------  --------  --------   --------   --------  --------   --------
$541,399  $488,979  $470,054   $462,533   $419,293  $400,733   $378,692
$ 28,166  $ 23,888  $ 24,432   $ 24,723   $ 24,775  $ 25,063   $ 20,073
$126,011  $ 99,539  $ 95,001   $ 94,363   $ 87,463  $ 77,820   $ 74,952
--------  --------  --------   --------   --------  --------   --------
      31%       26%       24%        28%        31%       28%        33%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are based on a percentage of the premiums paid by the insured and generally follow premium levels. Lower premium rates and excess capacity prevail among property and casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e., lower premium rates) has generally resulted in flat or reduced renewal commissions during the period.

  During the past three years, several catastrophes have caused billions of dollars of insured losses domestically and abroad. According to some estimates, 1996 will rank as the fifth most expensive year on record with over $7 billion in insured property losses. Consolidation in the form of substantial mergers, both in the United States and internationally, continues within the insurance industry resulting in fewer companies writing risks. Financial services reform is likely in the near future. Proposed federal legislation seeks to allow affiliations between banks and insurance entities. A recent report claims the property/casualty insurance industry began to materially weaken its core loss reserves in 1996 which reverses several years of favorable reserving trends. In spite of forces which would reduce competition and weaken profits, there is still little change in property/casualty rates. Sufficient capacity remains and the sharply competitive environment continues. Management believes insurance pricing will not change significantly in 1997.

  Along with the soft market conditions, the growth of the alternative insurance market has slowed during the past year. Although the property/casualty pricing environment has resulted in some buyers returning to first dollar coverage, the Company still believes a move from the traditional approach of purchasing insurance will continue. The Company anticipates new sales in the risk management, benefits and self-insurance services areas will again be a major factor in fee revenue growth in 1997.

  Historically, inflation has contributed to increased property replacement costs and higher litigation awards causing some clients to seek higher levels of insurance coverage. These factors have the effect of generating higher premiums to customers and higher commissions to the Company. More recently, the United States and other parts of the world have experienced low rates of inflation along with business downsizing, reduced sales and lower payrolls. These events have resulted in lower levels of exposures to insure. In general, premium rates have had a greater effect on the Company's revenues than inflation.

  Although the Company reported record net earnings in 1996, it is looking to the future and exploring not only the core businesses of brokering insurance and risk management services, but also expanding within the fields of insurance captives and financial and related investment services. These are areas which may hold opportunities for future profit growth.

RESULTS OF OPERATIONS

  The Company's results of operations for all periods prior to December 31, 1996 have been restated to include the results of Morgan, Read & Coleman Ltd., Lamberson Koster & Company and The Levitt/Kristan Company on a combined basis as if they had operated as part of the Company. The Company continues to search for merger partners which complement existing business and provide entry into new market niches and new geographic areas. For the effect of such restatements in the aggregate on year-to-year comparisons, see Note 2 of the Notes to Consolidated Financial Statements. In January, 1997, the Company acquired two benefit consulting firms, Byerly & Company, Inc., and Arnold & Company, Inc. These acquisitions will be accounted for as poolings of interests and were neither singly nor in the aggregate material to the Company.

  Commission revenues increased by $5.6 million or 2% in 1996. This increase is the result of new business partially offset by lost business and modest renewal rate reductions. Commission revenues increased by $18.8 million or 8% in 1995. This increase is the result of new business production and, to a lesser extent, modest renewal rate increases partially offset by lost business.

  Fee revenues increased by $9.6 million or 6% in 1996. This increase, generated primarily by Gallagher Bassett Services, Inc., resulted from new business production and modest increases in existing business partially offset by lost business. The rate of increase from 1995 to 1996 has been adversely affected by strong price competition in the insurance industry, causing some buyers to choose first dollar converge over self-funded plans. Fee revenues increased by $18.6 million or 13% in 1995. This increase, again generated primarily by Gallagher Bassett Services, Inc., resulted from strong new business production of $19.2 million and increases in existing business partially offset by lost business.

  Investment income and other increased by $1.9 million or 9% in 1996. This increase is due primarily to an increase in unrealized gains on investment strategies accounted for on a trading basis, which are invested with outside fund managers. Investment income and other increased by $8.2 million or 60% in 1995. This increase is due primarily to a combination of significantly higher returns on funds invested with outside fund managers and a gain of $2.0 million recorded on the sale of a subsidiary in the fourth quarter of 1995. This increase is partially offset by a gain of $656,000 realized in closing out interest exchange agreements related to the retirement of the Company's debt agreement in the fourth quarter of 1994 and by a gain of $800,000 from the sale of two personal lines books of business also recorded in the fourth quarter of 1994.

  Salaries and employee benefits increased by $7.7 million or 3% in 1996 due principally to salary increases and the annualized effect of prior year hires along with a corresponding increase in employee benefit expenses. These increases were mitigated by a wage freeze for certain management employees. Salaries and employee benefits increased by $21.7 million or 10% in 1995 due principally to salary increases and the annualized effect of prior year hires along with a corresponding increase in employee benefit expenses and changes in certain benefit plan actuarial assumptions. In 1996, 1995 and 1994, salaries and employee benefits have represented 52%, 53% and 53%, respectively, as a percentage of total revenues.

  Other operating expenses increased by $8.4 million or 6% in 1996. This increase is due primarily to an increase in professional fees related to the outsourcing of certain distribution functions, increased performance fees for funds invested with professional money fund managers, an increase in brokerage expenses due to increased business with other brokers, additional rent and utility expenses resulting from leasing new office space and expanding and upgrading existing office facilities and increased bad debt write-offs. Other operating expenses increased by $14.4 million or 11% in 1995. This increase is due primarily to additional office facilities (rent and utilities, miscellaneous office and supply expenses) resulting from leasing new office space and expanding and upgrading existing facilities, and significantly higher business insurance costs.

  The Company's overall tax rate of 34% in 1996 is less than the statutory federal rate. For 1996, the net effects of state and foreign taxes are substantially offset by the tax benefits of certain investments. The Company's overall tax rate of 38% in 1995 is greater than the statutory federal rate due primarily to the net effects of state and foreign taxes which are partially offset by the tax benefits generated by certain investments and by pre-acquisition income of pooled entities which was taxed to the previous owners. The Company's overall tax rate of 37% in 1994 is greater than the statutory federal rate, due primarily to the net effects of state and foreign taxes which are partially offset by the tax benefits generated by certain investments and by pre-acquisition income of pooled entities which was taxed to the previous owners. See Note 11 of the Notes to Consolidated Financial Statements.

  The Company's foreign operations recorded operating earnings before income taxes of $4.2 million, $3.4 million, and $2.2 million in 1996, 1995, and 1994, respectively. The 1996 increase is due primarily to a decrease in compensation related costs at the Company's London subsidiaries. The 1995 increase is due primarily to stronger investment income. See Notes 11 and 12 of the Notes to Consolidated Financial Statements.

  The Company's total revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. See Note 13 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to finance the operations and capital expenditures of the Company. Cash generated from operating activities was $33.6 million and $43.5 million for the years ended December 31, 1996 and 1995, respectively. Funds restricted as to the Company's use (primarily premiums held as fiduciary funds) have not been included in determining the Company's liquidity.

  In February, 1993, the Company entered into a $20 million unsecured revolving credit agreement (the "Credit Agreement") with two banks. As provided for in an amendment effective in October, 1996, the loan maturity date has been extended and loans under the Credit Agreement are repayable no later than June 30, 2001, and bear floating interest rates over the term of the loan. The Company recognized a gain of $656,000 in closing out the interest rate exchange agreements related to the repayment of a loan under the agreement in 1994. The Credit Agreement remains in effect and as of December 31, 1996, there are no borrowings currently existing under this agreement.

  The Company also has two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $1.3 million and $1.0 million at December 31, 1996. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998, and June 15, 1998, respectively, and bear interest rates over the terms of the loans of 6.64% and 6.30%, respectively.

  The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

  The Company has line of credit facilities of $27.5 million which expire on April 30, 1997. As of December 31, 1996, $10.0 million in short-term borrowings existed under these facilities. These borrowings were used to finance expanded investment activity. No borrowings existed at December 31, 1995.

  The Company paid $17.5 million in cash dividends on its common stock in 1996. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In each quarter of 1996, the Company's Board of Directors declared a dividend of $ .29 per share which is $.04 or 16% greater than each quarterly dividend in 1995. In January, 1997, the Company announced a first quarter dividend of $.31 per share, a 7% increase over the quarterly dividend in 1996.

  Net capital expenditures for fixed assets amounted to $10.1 million, $10.3 million and $7.5 million in 1996, 1995 and 1994, respectively. In 1997, the Company intends to make additional capital improvements of approximately $11.0 million to upgrade and modernize existing space, furniture and equipment.

  In 1988, the Company adopted a plan, which has been extended through June 30, 1997, to repurchase its common stock. Under the plan, the Company repurchased 645,000 shares at a cost of $21.3 million, 437,000 shares at a cost of $15.1 million and 1.4 million shares at a cost of $43.8 million in 1996, 1995 and 1994, respectively. The repurchases were funded entirely by internally generated funds and are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 290,000 additional shares through June 30, 1997. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  The Company believes that internally generated funds will continue to be sufficient to meet the Company's foreseeable cash needs, including non-operating cash disbursements such as anticipated dividends, capital expenditures and repayment of borrowings if the Company so determines.

  Due to changes in the United States federal income tax laws effective in 1994, the Company began providing for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. The Company has not provided for U.S. income taxes on these undistributed earnings accumulated prior to 1994 ($19.2 million), which are considered permanently invested outside the United States. See Note 11 of the Notes to Consolidated Financial Statements. Although not available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGES
                                                                          -----
 Consolidated Financial Statements:
    Consolidated Statement of Earnings...................................   13
    Consolidated Balance Sheet...........................................   14
    Consolidated Statement of Cash Flows.................................   15
    Consolidated Statement of Stockholders' Equity.......................   16
  Notes to Consolidated Financial Statements.................... 17 through 27
 Management's Report.....................................................   28
 Report of Independent Auditors..........................................   29

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
 OPERATING RESULTS
 Revenues:
  Commissions....................................... $261,471 $255,914 $237,163
  Fees..............................................  171,515  161,868  143,238
  Investment income and other.......................   23,693   21,748   13,571
                                                     -------- -------- --------
    Total revenues..................................  456,679  439,530  393,972
                                                     -------- -------- --------
Expenses:
  Salaries and employee benefits....................  239,455  231,716  210,061
  Other operating expenses..........................  147,825  139,432  125,059
                                                     -------- -------- --------
    Total expenses..................................  387,280  371,148  335,120
                                                     -------- -------- --------
 Earnings before income taxes.......................   69,399   68,382   58,852
 Provision for income taxes.........................   23,596   25,837   21,686
                                                     -------- -------- --------
    Net earnings.................................... $ 45,803 $ 42,545 $ 37,166
                                                     ======== ======== ========
 Net earnings per common and common equivalent
  share............................................. $   2.63 $   2.47 $   2.16
 Dividends declared per common share................ $   1.16 $   1.00 $    .88
 Weighted average number of common and common
  equivalent shares outstanding.....................   17,775   17,254   17,189


                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                                 ------------------
                                                                   1996      1995
                                                                 --------  --------
                                                                  (IN THOUSANDS)
                             ASSETS
                             ------
 Current assets:
    Cash and cash equivalents................................... $ 56,990  $ 58,849
    Restricted cash.............................................   87,224    95,388
    Premiums and fees receivable................................  237,640   226,675
    Investment strategies--trading..............................   53,409    46,123
    Other.......................................................   28,677    22,448
                                                                 --------  --------
        Total current assets....................................  463,940   449,483
 Marketable securities--available for sale......................   36,881    41,712
 Deferred income taxes and other noncurrent assets..............   52,509    42,360
 Fixed assets...................................................   79,285    72,352
 Accumulated depreciation and amortization......................  (53,284)  (47,657)
                                                                 --------  --------
        Net fixed assets........................................   26,001    24,695
 Intangible assets--net.........................................   11,093     7,581
                                                                 --------  --------
                                                                 $590,424  $565,831
                                                                 ========  ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
 Current liabilities:
    Premiums payable to insurance companies..................... $323,867  $321,060
    Accrued salaries and bonuses................................   14,922    13,648
    Accounts payable and other accrued liabilities..............   68,170    60,174
    Unearned fees...............................................   13,043    13,586
    Income taxes payable........................................    4,954    10,619
    Other.......................................................   19,786     7,225
                                                                 --------  --------
        Total current liabilities...............................  444,742   426,312
 Other noncurrent liabilities...................................   11,152    14,010
 Stockholders' equity:
    Common stock--issued and outstanding 16,293 shares in 1996
     and
     16,365 shares in 1995......................................   16,293    16,365
    Capital in excess of par value..............................    2,140       --
    Retained earnings...........................................  115,208   109,110
    Unrealized gain on available for sale securities--net of
     income taxes...............................................      889        34
                                                                 --------  --------
        Total stockholders' equity..............................  134,530   125,509
                                                                 --------  --------
                                                                 $590,424  $565,831
                                                                 ========  ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
    Net earnings................................. $ 45,803  $ 42,545  $ 37,166
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Net (gain) loss on investments...........   (3,928)     (282)    3,042
        Depreciation and amortization............    9,774    10,172     7,890
        Decrease (increase) in restricted cash...    8,164    (5,335)   16,229
        Increase in premiums receivable..........   (6,829)  (22,203)  (19,011)
        Increase in premiums payable.............    2,807    23,902     9,643
        (Increase) decrease in trading
         investments--net........................   (4,128)   (2,353)   26,811
        (Increase) decrease in other current
         assets..................................   (6,484)   (1,731)    3,123
        Increase in accrued salaries and bonuses.    1,274     1,278     2,148
        Increase in accounts payable and other
         accrued liabilities.....................    7,127     9,612     7,776
        (Decrease) increase in income taxes
         payable.................................   (5,665)   (1,381)    1,866
        Decrease in deferred income taxes........   (2,660)   (1,317)   (5,102)
        Other....................................  (11,650)   (9,389)   (7,918)
                                                  --------  --------  --------
            Net cash provided by operating
             activities..........................   33,605    43,518    83,663
                                                  --------  --------  --------
Cash flows from investing activities:
    Purchases of marketable securities...........  (23,679)  (21,918)  (28,409)
    Proceeds from sales of marketable securities.   28,747    20,078    30,527
    Proceeds from maturities of marketable
     securities..................................    1,958     2,213     2,224
    Additions to fixed assets....................  (10,055)  (10,299)   (7,537)
    Other........................................   (4,362)      375       316
                                                  --------  --------  --------
            Net cash used by investing
             activities..........................   (7,391)   (9,551)   (2,879)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........    7,966     7,044     3,141
  Tax benefit from issuance of common stock......    1,955     1,837       747
  Repurchases of common stock....................  (21,290)  (15,068)  (43,843)
  Dividends paid.................................  (17,530)  (14,666)  (12,690)
  Retirement of long-term debt...................   (1,130)   (1,130)  (24,776)
  Borrowings on line of credit facilities........   10,000       --        --
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (8,044)   (3,172)   (3,145)
                                                  --------  --------  --------
      Net cash used by financing activities......  (28,073)  (25,155)  (80,566)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................   (1,859)    8,812       218
Cash and cash equivalents at beginning of year...   58,849    50,037    49,819
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $56,990   $ 58,849  $ 50,037
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $    626  $    478  $  1,895
  Income taxes paid.............................. $ 25,674  $ 22,027  $ 20,315

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    UNREALIZED
                                                CAPITAL            GAIN (LOSS)
                               COMMON STOCK    IN EXCESS           ON AVAILABLE
                              ---------------     OF     RETAINED    FOR SALE
                              SHARES  AMOUNT   PAR VALUE EARNINGS   SECURITIES
                              ------  -------  --------- --------  ------------
                                              (IN THOUSANDS)
 Balance at December 31, 1993
  as previously reported..... 16,037  $16,037   $ 8,110  $ 94,949     $  --
  Acquisition of pooled
   companies.................    939      939       --      5,976        --
                              ------  -------   -------  --------     ------
 Balance at December 31, 1993
  as restated................ 16,976   16,976     8,110   100,925        --
    Net earnings.............    --       --        --     37,166        --
    Cash dividends declared
     on common stock.........    --       --        --    (13,209)       --
    Common stock issued under
     stock option plans......    171      171     2,970       --         --
    Tax benefit from issuance
     of common stock.........    --       --        747       --         --
    Common stock repurchases. (1,392)  (1,392)  (11,827)  (30,624)       --
    Common stock issued in
     three pooling
     acquisitions............    316      316       --        --         --
    Equity transactions of
     pooled companies prior
     to dates of acquisition.    --       --        --     (3,145)       --
    Cumulative effect of
     accounting change, net
     of taxes of $970........    --       --        --        --       1,456
    Change in unrealized gain
     (loss), net of taxes of
     $2,899..................    --       --        --        --      (4,391)
                              ------  -------   -------  --------     ------
 Balance at December 31,
  1994....................... 16,071   16,071       --     91,113     (2,935)
    Net earnings.............    --       --        --     42,545        --
    Cash dividends declared
     on common stock.........    --       --        --    (15,270)       --
    Common stock issued under
     stock option plans......    356      356     6,688       --         --
    Tax benefit from issuance
     of common stock.........    --       --      1,837       --         --
    Common stock repurchases.   (437)    (437)   (8,525)   (6,106)       --
    Common stock issued in
     seven pooling
     acquisitions............    375      375       --        --         --
    Equity transactions of
     pooled companies prior
     to dates of acquisition.    --       --        --     (3,172)       --
    Change in unrealized gain
     (loss), net of taxes of
     $1,951..................    --       --        --        --       2,969
                              ------  -------   -------  --------     ------
 Balance at December 31,
  1995....................... 16,365   16,365       --    109,110         34
    Net earnings.............    --       --        --     45,803        --
    Cash dividends declared
     on common stock.........    --       --        --    (18,399)       --
    Common stock issued under
     stock option plans......    398      398     7,568       --         --
    Tax benefit from issuance
     of common stock.........    --       --      1,955       --         --
    Common stock repurchases.   (645)    (645)   (7,383)  (13,262)       --
    Common stock issued in
     three pooling
     acquisitions............    175      175       --        --         --
    Equity transactions of
     pooled companies prior
     to dates of acquisition.    --       --        --     (8,044)       --
    Change in unrealized gain
     (loss), net of taxes of
     $571....................    --       --        --        --         855
                              ------  -------   -------  --------     ------
 Balance at December 31,
  1996....................... 16,293  $16,293   $ 2,140  $115,208     $  889
                              ======  =======   =======  ========     ======

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Nature of operations

  Arthur J. Gallagher & Co. (the Company) provides insurance broker and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource, employee benefit market. The Company operates through approximately 150 offices throughout the United States and six countries abroad.

 Basis of presentation

  The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are recognized when received. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $889,000 and $729,000 at December 31, 1996 and 1995, respectively.

 Use of estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

 Marketable securities

  In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The standard requires that securities designated as available for sale be carried at fair value, with unrealized gains and losses, less

                           ARTHUR J. GALLAGHER & CO.

related deferred income taxes, excluded from earnings and reported as a separate component of stockholders' equity. In addition, securities designated as trading are required to be carried at fair value, with unrealized gains and losses included in the statement of earnings. Previously, the Company carried these investments at either the lower of cost or fair value, or at amortized cost. As of January 1, 1994, the Company adopted the provisions of the standard for investments held as of or acquired after that date. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting SFAS 115 increased the opening balance of stockholders' equity by $1,456,000 (net of deferred income taxes of $970,000) to reflect the net unrealized holding gains on securities classified as available for sale previously carried at the lower of cost or fair value, or at amortized cost. There was no cumulative effect on net earnings as a result of the adoption of SFAS 115 because the securities classified as trading were carried as a current asset and had a fair value below cost at January 1, 1994. Accordingly, such unrealized losses were recorded in prior period earnings.

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

 Fixed assets

  Fixed assets are carried at cost. Furniture and equipment with a cost of $71,108,000 at December 31, 1996 ($64,414,000 at December 31, 1995) are
depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $8,177,000 at December 31, 1996 ($7,938,000 at December 31, 1995) are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

 Intangible assets

  Intangible assets consist primarily of the excess of cost over the value of net tangible assets of acquired businesses and are amortized principally over forty years using the straight-line method. Accumulated amortization at December 31, 1996 was $6,316,000 ($7,234,000 at December 31, 1995).

 Earnings per share

  Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options since the date of grant using the treasury stock method. There is no material difference between primary and fully diluted per share amounts.

 Stock based compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted to employees.

                           ARTHUR J. GALLAGHER & CO.

2. ACQUISITIONS

 Poolings of interests

  In 1996, the Company acquired substantially all the net assets of five insurance brokerage firms and one investigative services company in exchange for 1,115,000 shares of its common stock. In 1995, the Company acquired substantially all the net assets of nine insurance brokerage firms in exchange for 723,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for three of the 1996 acquisitions and seven of the 1995 acquisitions whose results were not significant, the financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  The following summarizes the restatement to reflect the 1996 acquisitions:

                                                    ATTRIBUTABLE TO
                                ARTHUR J. GALLAGHER POOLED COMPANIES AS RESTATED
                                ------------------- ---------------- -----------
                                                 (IN THOUSANDS)
1995
----
Revenues.......................      $416,006           $23,524       $439,530
Net earnings...................        41,491             1,054         42,545
                                     ========           =======       ========
1994
----
Revenues.......................      $370,339           $23,633       $393,972
Net earnings...................        34,405             2,761         37,166
                                     ========           =======       ========

  In 1996, the Company also acquired a majority equity interest in a risk management company, which was accounted for as a purchase.

3. MARKETABLE SECURITIES

  The following is a summary of available for sale marketable securities:

                         COST OR          GROSS             GROSS        FAIR
DECEMBER 31, 1996     AMORTIZED COST UNREALIZED GAINS UNREALIZED LOSSES  VALUE
-----------------     -------------- ---------------- ----------------- -------
                                           (IN THOUSANDS)
Preferred stocks.....    $23,446          $1,126           $  434       $24,138
Fixed maturities.....      4,962             116              234         4,844
Common stocks........      6,991           1,542              634         7,899
                         -------          ------           ------       -------
                         $35,399          $2,784           $1,302       $36,881
                         =======          ======           ======       =======
DECEMBER 31, 1995
-----------------
Preferred stocks.....    $25,111          $  996           $  447       $25,660
Fixed maturities.....      5,695             119              479         5,335
Common stocks........     10,850             884            1,017        10,717
                         -------          ------           ------       -------
                         $41,656          $1,999           $1,943       $41,712
                         =======          ======           ======       =======

  The gross realized gains on sales of marketable securities totaled $1,652,000, $1,079,000 and $2,004,000 for the years ended December 31, 1996,
1995, and 1994, respectively. The gross realized losses totaled $881,000, $1,918,000 and $312,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

  Substantially all fixed maturity securities mature in 2000 or later. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations.

  The net unrealized gains (losses) on investment strategies included in income amounted to $3,928,000 in 1996, ($171,000) in 1995, and $83,000 in 1994.

                           ARTHUR J. GALLAGHER & CO.

4. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1996, securities sold under agreements to repurchase the identical securities are collateralized by government backed small business administration loans and government securities with a carrying value of $23,034,000 and a fair value of $23,262,000. The securities collateralizing the agreements were held by two primary dealers. At December 31, 1995, these securities had a carrying value of $20,071,000 and a fair value of $20,253,000.

5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
6.64% unsecured term note, payable in annual installments of
 $630............................................................ $1,260 $1,890
6.30% unsecured term note, payable in annual installments of
 $500............................................................  1,000  1,500
                                                                  ------ ------
                                                                   2,260  3,390
Less current portion.............................................  1,130  1,130
                                                                  ------ ------
                                                                  $1,130 $2,260
                                                                  ====== ======

  Terms of the loan agreements include various covenants which require the Company to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures.

  Maturities of long-term debt total $1,130,000 for 1997 and $1,130,000 for 1998.

  In 1994, the Company retired its $20 million variable-rate (based on LIBOR plus .4%) unsecured revolving credit agreement that was due in 1998. In connection with the retirement, the Company also recognized a gain of $656,000 on the settlement of interest rate exchange agreements that had been entered into in 1993 to fix the rate of interest payable on the revolving credit agreement. The credit agreement remains in effect and expires on June 30, 2001. As of December 31, 1996, there were no borrowings outstanding under this agreement.

  The Company also has line of credit facilities of $27,500,000 which expire on April 30, 1997. Short-term borrowings under these facilities totaled $10,000,000 at December 31, 1996. No borrowings existed under these facilities at December 31, 1995. The weighted average interest rate on short-term borrowings during 1996 was 6.875%.

6. CAPITAL STOCK AND STOCKHOLDERS' RIGHTS PLAN

 Capital Stock

  The table below summarizes certain information about the Company's capital stock at December 31:

                                                1996                 1995
                                         --------------------- -----------------
                                                   AUTHORIZED   PAR   AUTHORIZED
CLASS                                    PAR VALUE   SHARES    VALUE    SHARES
-----                                    --------- ----------- ------ ----------
 Preferred stock........................  No par     1,000,000 No par  1,000,000
 Common stock...........................  $ 1.00   100,000,000 $ 1.00 50,000,000

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, were distributed May 12, 1987 as a dividend to holders of the Company's common stock at the rate of one Right for each common share held. Under certain conditions, each Right may be exercised to

                           ARTHUR J. GALLAGHER & CO.

purchase one share of common stock at an exercise price of $100. The Rights become exercisable and transferable apart from the common stock after a public announcement that a person or group has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If the Company is acquired in a merger or business combination, each Right may be exercised to purchase the common stock of the surviving company having a market value of twice the exercise price of each Right. The Rights Plan was amended in 1996 to extend the expiration of the Rights to May 12, 2007. The Rights may be redeemed by the Company at 5 cents per Right at any time prior to the public announcement of the acquisition of 20% of the common stock. At December 31, 1996, 25,000,000 shares of common stock were reserved for potential exercise of the Rights.

7. STOCK OPTION PLANS

  The Company has incentive and nonqualified stock option plans for officers and key employees of the Company and its subsidiaries. The options are granted at the fair market value of the underlying shares at the date of grant. Options granted under the nonqualified plan become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement. Options expire ten years from the date of grant, or earlier in the event of termination of the employee. No options may be granted under the plan ten years after its inception.

  In addition, the Company has a non-employee director's stock option plan which currently authorizes 200,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of their annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair market value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

  The Company also has an incentive stock option plan for its officers and key employees resident in the United Kingdom. The United Kingdom plan is essentially the same as the Company's domestic employee stock option plans, with certain modifications to comply with United Kingdom law and to provide potentially favorable tax treatment for grantees resident in the United Kingdom.

  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for stock options granted to employees. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma information regarding net earnings and earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net earnings and earnings per share would have been as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------ ------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
 Pro forma net earnings.............................. $     45,159 $     42,292
 Pro forma net earnings per common and common equiva-
  lent share......................................... $       2.59 $       2.45

                           ARTHUR J. GALLAGHER & CO.

  For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expense over the options' expected lives. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     1996  1995
                                                                     ----  ----
 Dividend yield.....................................................  2.9%  2.9%
 Risk-free interest rate............................................  6.3%  6.2%
 Volatility......................................................... 24.1% 24.5%
 Expected life (years)..............................................  8.0   8.0

  Transactions related to all stock options are as follows:

                                            YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------
                                      1996             1995             1994
                                 ---------------- ---------------- ----------------
                                         WEIGHTED         WEIGHTED         WEIGHTED
                                 SHARES  AVERAGE  SHARES  AVERAGE  SHARES  AVERAGE
                                 UNDER   EXERCISE UNDER   EXERCISE UNDER   EXERCISE
                                 OPTION   PRICE   OPTION   PRICE   OPTION   PRICE
                                 ------  -------- ------  -------- ------  --------
                                   (IN THOUSANDS, EXCEPT EXERCISE PRICE DATA)
Beginning balance............... 4,770    $25.87  4,614    $24.29  3,997    $22.90
Granted.........................   714     32.05    626     34.49    870     29.36
Exercised.......................  (398)    20.02   (356)    19.80   (171)    18.22
Canceled........................  (176)    28.44   (114)    27.97    (82)    23.15
                                 -----    ------  -----    ------  -----    ------
Ending balance.................. 4,910    $27.18  4,770    $25.87  4,614    $24.29
                                 =====    ======  =====    ======  =====    ======
Exercisable at end of year...... 1,728            1,513            1,283
                                 =====            =====            =====

  Options with respect to 1,500,000 shares were available for grant at December 31, 1996.

  Information regarding options outstanding and exercisable at December 31, 1996 is summarized as follows:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE
                                        REMAINING  WEIGHTED             WEIGHTED
                                       CONTRACTUAL AVERAGE              AVERAGE
                             NUMBER       LIFE     EXERCISE   NUMBER    EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING (IN YEARS)   PRICE   EXERCISABLE  PRICE
                           ----------- ----------- -------- ----------- --------
                                (IN THOUSANDS, EXCEPT EXERCISE PRICE DATA)
$   7.13 - $21.25........     1,541        3.4      $19.01       848     $18.47
 22.00 -  30.13..........     1,240        6.0       26.14       487      24.91
 30.25 -  33.75..........     1,566        7.8       32.69       332      33.16
 34.25 -  39.13..........       563        8.5       34.50        61      34.44
                              -----        ---      ------     -----     ------
$   7.13 - $39.13........     4,910        6.0      $27.18     1,728     $23.67
                              =====        ===      ======     =====     ======

8. RETIREMENT PLANS

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

                           ARTHUR J. GALLAGHER & CO.

  The Company accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions." The difference beteween the present value of the projected benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

  The following table sets forth the plan's estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation:
 Vested...................................................... $30,115  $24,775
 Nonvested...................................................   6,039    6,027
                                                              -------  -------
                                                              $36,154  $30,802
                                                              =======  =======
 Projected benefit obligation................................ $52,931  $45,143
 Assets at fair value........................................  39,045   31,900
                                                              -------  -------
 Projected benefit obligation in excess of plan assets.......  13,886   13,243
                                                              -------  -------
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions..........    (287)  (1,473)
 Unamortized portion of net obligation at January 1..........    (555)    (611)
                                                              -------  -------
 Unfunded accrued pension cost............................... $13,044  $11,159
                                                              =======  =======

Pension expense for the plan consists of the following:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Service cost--benefits earned during the year..... $  5,790  $  5,027  $  5,400
Interest cost on projected benefit obligation.....    3,322     2,775     2,467
Actual return on plan assets......................   (3,561)   (5,283)     (158)
Net amortization and deferral.....................      722     3,194    (1,366)
                                                   --------  --------  --------
Net pension expense............................... $  6,273  $  5,713  $  6,343
                                                   ========  ========  ========

  The following assumptions were used in determining the actuarial present value of the plan's projected benefit obligation:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
Discount rate.................................................... 7.5% 7.5% 8.0%
Rate of increase in future compensation levels................... 6.5% 6.5% 7.0%
Expected long-term rate of return on assets...................... 9.0% 9.0% 9.0%

  The Company has a contributory savings and thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. The Company contributed $2,396,000, $1,035,000, and $879,000 in 1996, 1995 and 1994, respectively.

                           ARTHUR J. GALLAGHER & CO.

  The Company also has a foreign defined contribution plan which provides for basic contributions by the Company and voluntary contributions by employees which are matched 100% by the Company, up to a maximum of 5% of salary, as defined. Net expense for foreign retirement plans amounted to $1,383,000 in 1996, $1,703,000 in 1995 and $1,611,000 in 1994.

9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

  The components of the net periodic postretirement benefit cost include the following:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------  ----  ------
                                                             (IN THOUSANDS)
 Service cost............................................. $  --   $--   $  --
 Interest cost............................................    717   701     828
Amortization of transition obligation.....................    512   512     512
Amortization of gain......................................   (209) (379)    --
                                                           ------  ----  ------
                                                           $1,020  $834  $1,340
                                                           ======  ====  ======

  The following table sets forth the estimated funded status and amounts recognized in the Company's consolidated financial statements:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.................................................... $ 5,276  $ 3,939
  Active eligible employees...................................   4,836    5,968
                                                               -------  -------
                                                                10,112    9,907
Unrecognized transition obligation............................  (8,188)  (8,700)
Unrecognized gain.............................................   1,611    1,644
                                                               -------  -------
Accrued postretirement benefit cost........................... $ 3,535  $ 2,851
                                                               =======  =======

  The assumed healthcare cost trend rate used for the next year is 8.5%, scaling down to 4.5% after 12 years. A 1% increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by $1,341,000 at December 31, 1996 and would increase the net periodic postretirement benefit cost for 1996 by $93,000.

  The discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at December 31, 1996 and 1995. The transition obligation is being amortized over 20 years.

10. COMMITMENTS AND CONTINGENCIES

  The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's financial position or operating results.

                           ARTHUR J. GALLAGHER & CO.

  The Company generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years.

  Minimum aggregate rental commitments at December 31, 1996 under noncancelable operating leases having an initial term of more than one year are as follows:

                                                                      TOTAL
                                                                  --------------
                                                                  (IN THOUSANDS)
 1997............................................................    $ 24,939
 1998............................................................      21,782
 1999............................................................      19,422
 2000............................................................      15,287
 2001............................................................      12,050
 Subsequent years................................................      70,275
                                                                     --------
                                                                     $163,755
                                                                     ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $28,236,000 in 1996, $27,520,000 in 1995 and $26,112,000 in 1994.

11. INCOME TAXES

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
 Earnings before income taxes consist of:
  Domestic........................................... $65,200  $64,981  $56,665
  Foreign............................................   4,199    3,401    2,187
                                                      -------  -------  -------
                                                      $69,399  $68,382  $58,852
                                                      =======  =======  =======
 Provision for income taxes consists of:
  Federal--
    Current.......................................... $19,953  $22,355  $21,327
    Deferred.........................................  (2,911)  (2,734)  (4,639)
                                                      -------  -------  -------
                                                       17,042   19,621   16,688
                                                      -------  -------  -------
  State and local--
    Current..........................................   5,335    5,295    5,023
    Deferred.........................................    (415)    (384)    (637)
                                                      -------  -------  -------
                                                        4,920    4,911    4,386
                                                      -------  -------  -------
  Foreign--
    Current..........................................     729    1,524    (488)
    Deferred.........................................     905     (219)   1,100
                                                      -------  -------  -------
                                                        1,634    1,305      612
                                                      -------  -------  -------
Total provision...................................... $23,596  $25,837  $21,686
                                                      =======  =======  =======

                           ARTHUR J. GALLAGHER & CO.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
 Deferred tax liabilities:
  Leveraged leases.............................................. $ 1,324 $ 2,760
  Unrealized investment gains...................................     592      22
  Other.........................................................   4,555   4,385
                                                                 ------- -------
    Deferred tax liabilities....................................   6,471   7,167
                                                                 ------- -------
Deferred tax assets:
  Accrued and unfunded compensation and employee benefits.......  12,620  11,390
  Accrued liabilities...........................................  11,132   9,495
  Other.........................................................   1,040     970
                                                                 ------- -------
    Total deferred tax assets...................................  24,792  21,855
    Valuation allowance for deferred tax assets.................     --      --
                                                                 ------- -------
    Deferred tax assets.........................................  24,792  21,855
                                                                 ------- -------
Net deferred tax assets......................................... $18,321 $14,688
                                                                 ======= =======

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows:

                                          YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1996            1995            1994
                                --------------- --------------- ---------------
                                          % OF            % OF            % OF
                                         PRETAX          PRETAX          PRETAX
                                AMOUNT   INCOME AMOUNT   INCOME AMOUNT   INCOME
                                -------  ------ -------  ------ -------  ------
                                               (IN THOUSANDS)
Federal statutory rate......... $24,290   35.0  $23,934   35.0  $20,598   35.0
State income taxes--net of
 federal.......................   3,148    4.5    3,428    5.0    2,719    4.6
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners...............    (468)  (0.7)  (1,065)  (1.6)  (1,534)  (2.6)
Foreign taxes..................     208    0.3      215    0.3      433    0.7
General business credits.......    (603)  (0.8)    (778)  (1.1)    (771)  (1.3)
Other--net.....................  (2,979)  (4.3)     103    0.2      241     .4
                                -------   ----  -------   ----  -------   ----
                                $23,596   34.0  $25,837   37.8  $21,686   36.8
                                =======   ====  =======   ====  =======   ====

  Due to changes in the U.S. federal income tax laws effective in 1994, the Company began providing for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Prior to 1994, the Company did not provide for U.S. income taxes on the undistributed earnings ($19,200,000 at December 31, 1996) of certain foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is $5,000,000.

                           ARTHUR J. GALLAGHER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
12. FOREIGN OPERATIONS

  Financial data by geographic area of operations are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------- --------  --------
                                                        (IN THOUSANDS)
Revenues:
  Commissions and fees
    United States................................ $ 406,520 $390,547  $353,615
    Foreign, principally United Kingdom..........    26,466   27,235    26,786
                                                  --------- --------  --------
                                                    432,986  417,782   380,401
  Investment income..............................    23,693   21,748    13,571
                                                  --------- --------  --------
                                                  $ 456,679 $439,530  $393,972
                                                  ========= ========  ========
Earnings before taxes:
  Operating profit (loss)
    United States................................ $  72,062 $ 70,122  $ 64,577
    Foreign, principally United Kingdom..........        48   (1,285)      (31)
                                                  --------- --------  --------
                                                     72,110   68,837    64,546
  General corporate expense, including interest
   expense and investment income.................     2,711      455     5,694
                                                  --------- --------  --------
                                                  $  69,399 $ 68,382  $ 58,852
                                                  ========= ========  ========
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Identifiable assets:
  United States............................................ $279,759  $264,506
  Foreign, principally United Kingdom......................  133,368   142,774
                                                            --------  --------
                                                             413,127   407,280
  Corporate................................................  177,297   158,551
                                                            --------  --------
                                                            $590,424  $565,831
                                                            ========  ========

  The consolidated financial statements include liabilities of $107,053,000 at December 31, 1996 ($116,866,000 at December 31, 1995) after elimination of intercompany balances applicable to foreign operations.

  Exchange gains (losses) were approximately $253,000 in 1996, $85,000 in 1995 and ($81,000) in 1994.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

  Quarterly operating results for 1996 and 1995 were as follows:

                                              1ST      2ND      3RD      4TH
                                            -------- -------- -------- --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
1996                                                       DATA)
 Total revenues............................ $106,821 $108,618 $121,696 $119,544
 Earnings before income taxes..............   14,579   12,307   25,520   16,993
 Net earnings..............................    8,944    7,533   18,057   11,269
 Net earnings per common and common
  equivalent share.........................      .51      .44     1.03      .65
1995
 Total revenues............................ $103,216 $100,883 $118,362 $117,069
 Earnings before income taxes..............   12,603    9,784   26,179   19,816
 Net earnings..............................    7,633    5,786   16,372   12,754
 Net earnings per common and common
  equivalent share.........................      .45      .34      .94      .74

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

Itasca, Illinois
January 21, 1997

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          ERNST & YOUNG LLP

Chicago, Illinois
January 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation of the Company's directors and executive officers is included in the Proxy Statement dated March 28, 1997 under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1996.

      (b) Consolidated Balance Sheet as of December 31, 1996 and 1995.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1996.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1996.

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

    3. Exhibits:

        3.1     Restated Certificate of Incorporation of the Company
                (incorporated by reference to the same exhibit number to Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

        3.2 By-Laws of the Company (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No.
                33-10447).
        3.3     Rights Agreement between the Company and Bank of America
                Illinois (formerly Continental Illinois National Bank and Trust
                Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Company's Form 8-A Registration Statement filed May
                12, 1987, File No. 0-13480).
        3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago), Harris Trust and
                Savings Bank and the Company (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-38031).
        3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).
        4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of the Company and the Rights Agreement in Exhibits
                3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
        4.4 Credit Agreement dated February 16, 1993 (incorporated by reference to the same exhibit number to the Company's Form 10-K
                Annual Report for 1992, File No.
                1-9761).
     **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1
                Registration Statement No. 2-89195).
     **10.1.1 Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3 to Company's Form S-8 Registration
                Statement No. 33-604).
     **10.1.2 Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3.1 to Company's Form S-8 Registration
                Statement No. 33-14625).
     **10.2 Arthur J. Gallagher & Co. Nonqualified Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1
                Registration Statement No. 2-89195).
     **10.2.1 Amendment No. 1 to Exhibit No. 10.2 (incorporated by reference to Exhibit No. 10.4 to Company's Form S-8 Registration
                Statement No. 33-604).
     **10.2.2 Amendment No. 2 to Exhibit No. 10.2 (incorporated by reference to Exhibit No. 10.4.1 to Company's Form S-8 Registration
                Statement No. 33-14625).
     **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
                Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form 10-K
                Annual Report for 1986, File No. 0-13480).
     **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan
                (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 33-22029).
     **10.26.1  Amendment No. 1 to Exhibit No. 10.26 (incorporated by reference to Exhibit No. 10.3 to Company's Form S-8 Registration
                Statement No. 33-24251).
     **10.26.2  Amendment No. 2 to Exhibit No. 10.26 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).
     **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan
                (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 33-22029).
     **10.27.1  Amendment No. 1 to Exhibit No. 10.27 (incorporated by reference to Exhibit No. 10.4 to Company's Form S-8 Registration
                Statement No. 33-30762).
     **10.27.2  Amendment No. 2 to Exhibit No. 10.27 (incorporated by reference to Exhibit No. 10.5 to Company's Form S-8 Registration
                Statement No. 33-38031).
     **10.27.3  Amendment No. 3 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).

     **10.27.4  Amendment No. 5 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-80648).
     **10.27.5  Amendment No. 6 to Exhibit 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 333-06359).
     **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                Option Plan (incorporated by reference to Exhibit No. 10.1 to
                Company's Form S-8 Registration Statement No. 33-30816).
     **10.28.1  Amendment No. 1 to Exhibit 10.28 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1990, File No. 1-9761).
     **10.28.2  Amendment No. 3 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-64614).
     **10.28.3  Amendment No. 5 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-80648).
     **10.28.4  Amendment No. 6 to Exhibit 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 333-06359).
       10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1989,
                File No. 1-9761).
       10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                to Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago) regarding Common
                Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-
                89195).
       10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
                (incorporated by reference to the same exhibit number to
                Company's Form 10-K Annual Report for 1985, File No. 0-13480).
     **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-89195).
     **10.11    Form of Indemnity Agreement between the Company and each of its directors and corporate officers (incorporated by reference to
                Attachment A to the Company's Proxy Statement dated April 10,
                1987 for its Annual Meeting of Stockholders, File No.
                0-13480).
     **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
                1988 between the Company and each of Robert H. B. Baldwin, Jack
                M. Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1988, File No. 1-9761).
      *11.0     Statement re: computation of earnings per common and common equivalent share.
      *21.0     Subsidiaries of the Company, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
      *23.1     Consent of Ernst & Young LLP, as independent auditors.
      *24.0     Powers of Attorney.
      *27.0     Financial Data Schedule.
                All other exhibits are omitted because they are inapplicable.

--------
   *Filed as exhibits to this Form 10-K with the Securities and Exchange Commission; only Exhibits 11.0, 21.0 and 23.1 are included in this book.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 21ST DAY OF MARCH, 1997.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 21ST DAY OF MARCH, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
           /s/ David B. Hoch                Controller (Chief Accounting Officer)
___________________________________________
               David B. Hoch
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
             *John G. Campbell              Director
  _________________________________________
             John G. Campbell
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
           *Philip A. Marineau              Director
___________________________________________
            Philip A. Marineau
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

         /s/ Carl E. Fasig
*By: ________________________________
   Carl E. Fasig, Attorney-in-Fact

                                                                    SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                        BALANCE  ADDITIONS
                                          AT      CHARGED                BALANCE
                                       BEGINNING    TO                   AT END
                                        OF YEAR   EXPENSE  ADJUSTMENTS   OF YEAR
                                       --------- --------- -----------   -------
Year ended December 31, 1996
  Allowance for doubtful accounts.....  $  729    $1,291     $(1,131)(1) $  889
  Amortization of goodwill............   3,581       312        (474)(4)  3,419
  Amortization of expiration lists....   3,653       649      (1,405)(2)  2,897
Year ended December 31, 1995
  Allowance for doubtful accounts.....  $  846    $   77     $  (194)(1) $  729
  Amortization of goodwill............   3,266       315                  3,581
  Amortization of expiration lists....   3,955       489        (791)(2)  3,653
Year ended December 31, 1994
  Allowance for doubtful accounts.....  $  876    $    2     $   (32)(1) $  846
  Amortization of goodwill............   2,798       334         134 (3)  3,266
  Amortization of expiration lists....   1,819       589       1,547 (3)  3,955

--------
(1) Bad debt write-offs net of recoveries.
(2) Reversal of fully amortized expiration lists.
(3) 1994 acquisitions accounted for as poolings of interests whose results were not significant and financial statements for all prior periods were not restated.
(4)Reversal of full amortized goodwill.

                                 EXHIBIT INDEX

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the same exhibit number to Company's Form 10-Q
            Quarterly Report for the quarterly period ended June 30, 1996, File
            No. 1-9761).
    3.2 By-Laws of the Company (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement
            No. 33-10447).
    3.3     Rights Agreement between the Company and Bank of America Illinois
            (formerly Continental Illinois National Bank and Trust Company of
            Chicago) (incorporated by reference to Exhibits 1 and 2 to Company's Form 8-A Registration Statement filed May 12, 1987, File
            No. 0-13480).
    3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
            National Bank and Trust Company of Chicago), Harris Trust and
            Savings Bank and the Company (incorporated by reference to the same exhibit number to Company's Form S-8 Registration Statement No. 33-
            38031).
    3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).
    4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of the Company and the Rights Agreement in Exhibits 3.1,
            3.2, and 3.3, respectively, hereby incorporated by reference).
    4.4 Credit Agreement dated February 16, 1993 (incorporated by reference to the same exhibit number to the Company's Form 10-K Annual Report for 1992, File No. 1-9761).
 **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement
            No. 2-89195).
 **10.1.1   Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to
            Exhibit No. 10.3 to Company's Form S-8 Registration Statement No.
            33-604).
 **10.1.2   Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to
            Exhibit No. 10.3.1 to Company's Form S-8 Registration Statement No.
            33-14625).
 **10.2 Arthur J. Gallagher & Co. Nonqualified Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1 Registration
            Statement No. 2-89195).
 **10.2.1   Amendment No. 1 to Exhibit No. 10.2 (incorporated by reference to
            Exhibit No. 10.4 to Company's Form S-8 Registration Statement No.
            33-604).
 **10.2.2   Amendment No. 2 to Exhibit No. 10.2 (incorporated by reference to
            Exhibit No. 10.4.1 to Company's Form S-8 Registration Statement No.
            33-14625).
 **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
            Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form 10-K Annual
            Report for 1986, File No. 0-13480).
 **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 33-22029).
 **10.26.1  Amendment No. 1 to Exhibit No. 10.26 (incorporated by reference to
            Exhibit No. 10.3 to Company's Form S-8 Registration Statement No.
            33-24251).
 **10.26.2  Amendment No. 2 to Exhibit No. 10.26 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 33-22029).
 **10.27.1  Amendment No. 1 to Exhibit No. 10.27 (incorporated by reference to
            Exhibit No. 10.4 to Company's Form S-8 Registration Statement No.
            33-30762).
 **10.27.2  Amendment No. 2 to Exhibit No. 10.27 (incorporated by reference to
            Exhibit No. 10.5 to Company's Form S-8 Registration Statement No.
            33-38031).

 **10.27.3  Amendment No. 3 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.27.4  Amendment No. 5 to Exhibit No. 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-80648).
 **10.27.5  Amendment No. 6 to Exhibit 10.27 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration Statement
            No. 333-06359).
 **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock Option
            Plan (incorporated by reference to Exhibit No. 10.1 to Company's
            Form S-8 Registration Statement No. 33-30816).
 **10.28.1  Amendment No. 1 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for
            1990, File No. 1-9761).
 **10.28.2  Amendment No. 3 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-64614).
 **10.28.3  Amendment No. 5 to Exhibit No. 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
            Statement No. 33-80648).
 **10.28.4  Amendment No. 6 to Exhibit 10.28 (incorporated by reference to the same exhibit number to Company's Form S-8 Registration Statement
            No. 333-06359).
   10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center
            III Limited Partnership, a Texas limited partnership, dated July
            26, 1989 (incorporated by reference to the same exhibit number to
            Company's Form 10-K Annual Report for 1989, File No. 1-9761).
   10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to
            Bank of America Illinois (formerly Continental Illinois National
            Bank and Trust Company of Chicago) regarding Common Stock Purchase
            Financing Program including exhibits thereto and related letters
            (incorporated by reference to the same exhibit number to Company's
            Form S-1 Registration Statement No. 2-89195).
   10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
            (incorporated by reference to the same exhibit number to Company's
            Form 10-K Annual Report for 1985, File No. 0-13480).
 **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to
            Company's Form S-1 Registration Statement No. 2-89195).
 **10.11    Form of Indemnity Agreement between the Company and each of its directors and corporate officers (incorporated by reference to
            Attachment A to the Company's Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).
 **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
            1988 between the Company and each of Robert H. B. Baldwin, Jack M.
            Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1988,
            File No. 1-9761).
  *11.0     Statement re: computation of earnings per common and common equivalent share.
  *21.0     Subsidiaries of the Company, including state or other jurisdiction of incorporation or organization and the names under which each does business.
  *23.1     Consent of Ernst & Young LLP, as independent auditors.
  *24.0     Powers of Attorney.
  *27.0     Financial Data Schedule.
            All other exhibits are omitted because they are inapplicable.

--------
   *Filed herewith.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.