Form 10-Q
period 1997-03-31
GALLAGHER ARTHUR J & CO
filed 1997-05-05
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [x] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

     [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________________ to___________________________


Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                      36-2151613
-------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                Two Pierce Place, Itasca, Illinois  60143-3141
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (630) 773-3800
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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

YES  [X]  NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 1997 was 16,371,915.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                    Page No.
Part I.  Financial Information:

     Item 1.  Financial Statements (Unaudited):

              Consolidated Statement of Earnings for the three-month
                period ended March 31, 1997 and 1996.....................  3

              Consolidated Balance Sheet at March 31, 1997 and
                December 31, 1996........................................  4

              Consolidated Statement of Cash Flows for the three-month
                period ended March 31, 1997 and 1996.....................  5

              Notes to Consolidated Financial Statements.................  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............  7-9

Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K...........................  10

              Exhibit 11.0 - Computation of Net Earnings Per
              Common and Common Equivalent Share (Unaudited)

              Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures..........................................................  11

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                 Three-month period ended
                                                        March 31,
                                                   1997            1996
                                                 --------        --------
                                           (In thousands, except per share data)
Revenues:
  Commissions                                    $ 63,279        $ 63,799
  Fees                                             41,773          38,573
  Investment income and other                       6,425           5,805
                                                 --------        --------
    Total revenues                                111,477         108,177

Expenses:
  Salaries and employee benefits                   61,210          59,073
  Other operating expenses                         36,269          35,075
                                                 --------        --------
    Total expenses                                 97,479          94,148
                                                 --------        --------

Earnings before income taxes                       13,998          14,029

Provision for income taxes                          4,760           5,495
                                                 --------        --------

Net earnings                                     $  9,238        $  8,534
                                                 ========        ========

Net earnings per common and
 common equivalent share                         $    .53        $    .48

Dividends declared per common share              $    .31        $    .29

Weighted average number of common and
 common equivalent shares outstanding              18,098          17,916

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------
                                                             (In thousands)
                ASSETS

Current assets:
 Cash and cash equivalents                               $ 48,229     $ 57,017
 Restricted cash                                           83,050       87,224
 Premiums and fees receivable                             188,951      237,640
 Investment strategies - trading                           54,991       53,409
 Other                                                     29,094       30,003
                                                         --------     --------
   Total current assets                                   404,315      465,293

Marketable securities - available for sale                 36,512       36,881
Deferred taxes and other noncurrent assets                 59,172       52,783

Fixed assets                                               82,051       80,794
Accumulated depreciation and amortization                 (56,369)     (54,556)
                                                         --------     --------
   Net fixed assets                                        25,682       26,238

Intangible assets - net                                    10,854       11,093
                                                         --------     --------
                                                         $536,535     $592,288
                                                         ========     ========


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                 $275,314     $323,867
 Accrued salaries and bonuses                              10,765       14,922
 Accounts payable and other accrued liabilities            74,503       69,706
 Unearned fees                                             11,970       13,043
 Income taxes payable                                       6,169        4,965
 Other                                                     13,004       20,305
                                                         --------     --------
   Total current liabilities                              391,725      446,808

Other noncurrent liabilities                               11,486       11,579

Stockholders' equity:
 Common stock - issued and outstanding 16,372 shares
   in 1997 and 16,457 shares in 1996                       16,372       16,457
 Capital in excess of par value                                 -        2,140
 Retained earnings                                        116,079      114,415
 Unrealized gain on available for sale
  securities - net of income taxes                            873          889
                                                         --------     --------
   Total stockholders' equity                             133,324      133,901
                                                         --------     --------
                                                         $536,535     $592,288
                                                         ========       ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three-month period ended
                                                                 March 31,
                                                           1997            1996
                                                           ----            ----
                                                              (In thousands)
Cash flows from operating activities:
   Net earnings                                          $  9,238        $  8,534
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
         Net gain on investments                             (877)         (1,138)
         Depreciation and amortization                      2,601           2,519
         Decrease (increase) in restricted cash             4,174          (5,993)
         Decrease in premiums receivable                   46,397          33,181
         Decrease in premiums payable                     (48,553)        (18,095)
         Increase in trading investments - net               (893)         (1,099)
         Decrease (increase) in other current assets          909            (750)
         Decrease in accrued salaries and bonuses          (4,157)         (4,874)
         Increase in accounts payable and other accrued
          liabilities                                       3,996           3,894
         Increase in income taxes payable                   1,204             606
         Decrease in deferred income taxes                   (244)           (421)
         Other                                             (3,001)            618
                                                         --------        --------
            Net cash provided by operating activities      10,794          16,982
                                                         --------        --------

Cash flows from investing activities:
   Purchases of marketable securities                      (4,416)         (5,829)
   Proceeds from sales of marketable securities             4,841           5,819
   Proceeds from maturities of marketable securities           57             530
   Additions to fixed assets                               (1,806)         (2,685)
   Other                                                   (6,089)           (401)
                                                         --------        --------
            Net cash used by investing activities          (7,413)         (2,566)
                                                         --------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                   1,981           3,157
   Tax benefit from issuance of common stock                  303             695
   Repurchases of common stock                             (6,757)         (2,022)
   Dividends paid                                          (4,725)         (3,856)
   Retirement of long-term debt                              (630)           (630)
   Borrowings on line of credit facilities                  7,500               -
   Repayments on line of credit facilities                (10,000)              -
   Equity transactions of pooled companies prior to
    dates of acquisition                                      159          (1,437)
                                                         --------        --------
            Net cash used by financing activities         (12,169)         (4,093)
                                                         --------        --------

Net (decrease) increase in cash and cash equivalents       (8,788)         10,323
Cash and cash equivalents at beginning of period           57,017          58,917
                                                         --------        --------
Cash and cash equivalents at end of period               $ 48,229        $ 69,240
                                                         ========        ========

Supplemental disclosures of cash flow information:
   Interest paid                                         $    201        $    172
   Income taxes paid                                        2,575           3,868

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1996 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

     The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders.

2.   Acquisitions - Poolings of Interests

     During the three-month period ended March 31, 1997, the Company acquired substantially all of the net assets of Byerly & Company, Inc. and Arnold & Company, Inc. in exchange for 205,000 shares of its Common Stock. These acquisitions were accounted for as poolings of interests. The financial statements for all periods prior to the acquisition date (January 1, 1997) have been restated to include the operations of Byerly & Company, Inc. Arnold & Company, Inc. was not material to the Company and as a result, prior period financial statements were not restated.

     The following summarizes the restatement to reflect this acquisition (in thousands):


                                          Attributable
Three-month period       Arthur J.        to Pooled
ended March 31, 1996     Gallagher & Co.  Company        As Restated
--------------------     ---------------  -------------  -----------

Revenues                 $106,821         $1,356         $108,177
Net earnings (loss)         8,944           (410)           8,534
                         ========         ======         ========

3.   Effect of New Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for each of the first quarters ended March 31, 1997 and 1996 of $.03 per share. In addition, the impact of SFAS 128 is expected to result in an increase in fully diluted earnings per share for the quarters of $.01 per share.

                          ARTHUR J. GALLAGHER & CO.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace. Although these conditions are partially offset by the increases in investment and other income (and a reduction in the Company's overall tax rate), the Company does not anticipate any change in the near future in this extremely competitive environment.

Commission revenues decreased by 1% to $63.3 million in the first quarter of 1997. This decrease is due principally to renewal decreases and lost business partially offset by new business production.

Fee revenues increased by 8% to $41.8 million in the first quarter of 1997 over the same period in 1996. This increase reflects new business production and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc., partially offset by lost business.

Investment income and other increased 11% to $6.4 million in the first quarter of 1997 over the same period in 1996 This increase is due primarily to a combined gain of $1.6 million recognized on the sale of a line of business and on another investment, partially offset by lower returns on certain funds invested with outside fund managers.

Total expenses increased by 4% or $3.3 million in the first quarter of 1997 over the same period in 1996.

Salaries and employee benefits increased by $2.1 million or 4%, to $61.2 million in the first quarter of 1997 over the same period in 1996. This increase is due principally to salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $1.2 million or 3% to $36.3 million in the first quarter of 1997 over the same period in 1996. This increase is due primarily to increases in rent and general office expenses related to new and expanded offices and business insurance costs.

The effective income tax rate of 34% for the first quarter of 1997 is less than the statutory federal rate and less than the Company's effective tax rate of 39% for the first quarter of 1996 due primarily to the effects of tax benefits generated by certain investments.

Earnings per share for the first quarter of 1997 were $.53 compared to $.48 for the same period in 1996, a 10% increase. This increase reflects the reduction in the Company's effective tax rate.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to fund the operating and capital expenditures of the Company. Cash generated from operating activities was $10.8 million and $17.0 million for the three months ended March 31, 1997 and 1996, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, cash from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use (primarily premiums held as fiduciary funds) have not been included in determining the Company's liquidity.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The Company maintains a $20 million revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of March 31, 1997, there were no borrowings existing under this agreement. The Company also has two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $1.0 million and $630,000 at March 31, 1997. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998 and June 15, 1998, respectively. These borrowings were used to finance some of the Company's alternative investments.

The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

The Company has line of credit facilities of $27.5 million which expire on April 30, 1998. During the three months ended March 31, 1997, the Company repaid $10.0 million of short-term borrowings and borrowed an additional $7.5 million. These borrowings were used to finance certain portfolios under the Company's strategy of investment alternatives.

Through the first three months of 1997, the Company paid $4.7 million in cash dividends on its common stock. On January 22, 1997, the Company declared a regular quarterly cash dividend of $.31 per share payable on April 15, 1997 to Shareholders of Record as of March 31, 1997. This is a 7% increase over the quarterly dividend in 1996.

Net capital expenditures were $1.8 million and $2.7 million for the three months ended March 31, 1997 and 1996, respectively. This decrease is primarily a timing difference. In 1997, the Company expects to make expenditures for capital improvements at least equal to the $10.2 million spent in 1996. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 1998, to repurchase its common stock. Through the first three months of 1997 and 1996, the Company repurchased 227,000 shares at a cost of $6.8 million and 53,000 shares at a cost of $2.0 million, respectively. The repurchases are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 590,000 additional shares through June 30, 1998. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share (Unaudited).

         Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ARTHUR J. GALLAGHER & CO.


Date: April 30, 1997

                                       /s/ Michael J. Cloherty
                                       ----------------------------------
                                           Michael J. Cloherty
                                       Executive Vice President - Finance
                                          Chief Financial Officer



                                       /s/ David B. Hoch
                                       ----------------------------------
                                           David B. Hoch
                                             Controller
                                       Chief Accounting Officer