Form 10-Q
period 1997-06-30
GALLAGHER ARTHUR J & CO
filed 1997-08-01
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

YES  [X]    NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 1997 was 16,350,726.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                                     Page No.

Part I.  Financial Information:

     Item 1.  Financial Statements (Unaudited):


              Consolidated Statement of Earnings for the three-month and six-month
                   periods ended June 30, 1997 and 1996..........................           3

              Consolidated Balance Sheet at June 30, 1997 and
                   December 31, 1996.............................................           4

              Consolidated Statement of Cash Flows for the six-month periods ended
                   June 30, 1997 and 1996........................................           5

              Notes to Consolidated Financial Statements..........................        6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................        8-10

Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K...................................          11

              Exhibit 11.0 - Computation of Net Earnings Per
              Common and Common Equivalent Share (Unaudited)

              Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures.................................................................           12

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                              Three-month period ended            Six-month period ended
                                                      June 30,                           June 30,
                                                 1997         1996                     1997     1996
                                                 ----         ----                     ----     ----
                                                         (In thousands, except per share data)

     Revenues:
          Commissions                            $ 63,216     $ 61,634              $126,495  $125,433
          Fees                                     43,354       41,820                85,127    80,393
          Investment income and other              10,008        6,387                16,433    12,192
                                                 --------     --------              --------  --------
           Total revenues                         116,578      109,841               228,055   218,018

     Expenses:
          Salaries and employee benefits           57,988       61,111               119,198   120,184
          Other operating expenses                 39,209       37,164                75,478    72,239
                                                 --------     --------              --------  --------
           Total expenses                          97,197       98,275               194,676   192,423
                                                 --------     --------              --------  --------

     Earnings before income taxes                  19,381       11,566                33,379    25,595

     Provision for income taxes                     6,589        4,565                11,349    10,060
                                                 --------     --------              --------  --------

     Net earnings                                $ 12,792        7,001              $ 22,030  $ 15,535
                                                 ========     ========              ========  ========

     Net earnings per common and
      common equivalent share                    $    .73     $    .40                 $1.26  $    .89

     Dividends declared per common share         $    .31     $    .29                  $.62  $    .58

     Weighted average number of common and
      common equivalent shares outstanding         17,859       17,714                17,980    17,851

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                         June 30,   December 31,
                                                           1997         1996
                                                        ----------  -----------
                                                             (In thousands)
             ASSETS

Current assets:
   Cash and cash equivalents                              $ 57,639        $ 57,017
   Restricted cash                                         103,600          87,224
   Premiums and fees receivable                            217,550         237,640
   Investment strategies - trading                          57,142          53,409
   Other                                                    35,082          30,003
                                                          --------        --------
          Total current assets                             471,013         465,293

Marketable securities - available for sale                  36,398          36,881
Deferred income taxes and other noncurrent assets           62,887          52,783

Fixed assets                                                82,738          80,794
Accumulated depreciation and amortization                  (56,788)        (54,556)
                                                          --------        --------
          Net fixed assets                                  25,950          26,238

Intangible assets - net                                     10,589          11,093
                                                          --------        --------
                                                          $606,837        $592,288
                                                          ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Premiums payable to insurance companies                $342,500        $323,867
   Accrued salaries and bonuses                              9,273          14,922
   Accounts payable and other accrued liabilities           74,714          69,706
   Unearned fees                                            12,083          13,043
   Income taxes payable                                        560           4,965
   Other                                                    18,187          20,305
                                                          --------        --------
          Total current liabilities                        457,317         446,808

Other noncurrent liabilities                                11,717          11,579

Stockholders' equity:
   Common stock - issued and outstanding 16,351 shares
          in 1997 and 16,457 shares in 1996                 16,351          16,457
   Capital in excess of par value                                -           2,140
   Retained earnings                                       120,281         114,415
   Unrealized gain on available for sale securities
    - net of income taxes                                    1,171             889
                                                          --------        --------
          Total stockholders' equity                       137,803         133,901
                                                          --------        --------
                                                          $606,837        $592,288
                                                          ========        ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Six-month period
                                                                                 ended June 30,
                                                                                1997        1996
                                                                              --------    --------
                                                                                 (In thousands)
Cash flows from operating activities:
    Net earnings                                                              $ 22,030    $ 15,535
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Net gain on investments                                                 (2,081)     (2,054)
        Depreciation and amortization                                            5,334       5,390
        (Increase) decrease in restricted cash                                 (16,376)      8,947
        Decrease (increase) in premiums receivable                              17,458     (10,823)
        Increase in premiums payable                                            18,633      19,746
        Increase in trading investments - net                                   (2,059)     (4,274)
        Increase in other current assets                                        (5,079)     (3,184)
        Decrease in accrued salaries and bonuses                                (5,649)     (6,966)
        Increase in accounts payable and other accrued liabilities               4,664       1,034
        Decrease in income taxes payable                                        (4,405)     (1,486)
        Increase (decrease) in deferred income taxes                             1,074        (896)
        Other                                                                    1,560       3,536
                                                                              --------    --------
            Net cash provided by operating activities                           35,104      24,505
                                                                              --------    --------
Cash flows from investing activities:
    Purchases of marketable securities                                          (9,863)    (14,009)
    Proceeds from sales of marketable securities                                11,613      13,999
    Proceeds from maturities of marketable securities                              662       1,024
    Additions to fixed assets                                                   (4,542)     (5,140)
    Other                                                                      (13,057)     (1,937)
                                                                              --------    --------
            Net cash used by investing activities                              (15,187)     (6,063)
                                                                              --------    --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                       4,127       5,825
    Tax benefit from issuance of common stock                                      737       1,364
    Repurchases of common stock                                                (13,187)    (19,887)
    Dividends paid                                                              (9,804)     (8,391)
    Retirement of long-term debt                                                (1,130)       (630)
    Borrowings on line of credit facilities                                     15,900           -
    Repayments on line of credit facilities                                    (15,900)          -
    Equity transactions of pooled companies prior to dates of acquisition          (38)     (4,067)
                                                                              --------    --------
            Net cash used by financing activities                              (19,295)    (25,786)
                                                                              --------    --------
Net increase (decrease) in cash and cash equivalents                               622      (7,344)
Cash and cash equivalents at beginning of period                                57,017      58,917
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $ 57,639    $ 51,573
                                                                              ========    ========
Supplemental disclosures of cash flow information:
    Interest paid                                                             $    442    $    268
    Income taxes paid                                                         $ 11,855    $  9,884

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

2.   Acquisitions - Poolings of Interests

     During the six-month period ended June 30, 1997, the Company acquired substantially all of the net assets of Byerly & Company, Inc., Arnold & Company, Inc. and Trinder & Norwood, Inc. in exchange for 263,000 shares of its Common Stock. These acquisitions were accounted for as poolings of interests. The financial statements for all periods prior to the acquisition date (January 1, 1997) have been restated to include the operations of Byerly & Company, Inc. Arnold & Company, Inc. and Trinder & Norwood, Inc. were not material to the Company individually or in the aggregate and accordingly, prior period financial statements were not restated.

     On April 2, 1997, the Company acquired a 50% interest in Wyatt Group Pty Ltd. and accounted for the acquisition as a purchase. This transaction was not material to the Company.

     The following summarizes the restatement to reflect the acquisition of
     Byerly & Company, Inc.   (in thousands):

                                                  Attributable
Three-month period             Arthur J.            to Pooled
ended June 30, 1996         Gallagher & Co.         Companies        As Restated
-------------------         ---------------       ------------       -----------

Revenues                       $108,618              $1,223            $109,841
Net earnings (loss)               7,533                (532)              7,001
                               ========              ======            ========

Six-month period
ended June 30, 1996
-------------------

Revenues                       $215,439              $2,579            $218,018
Net earnings (loss)              16,477                (942)             15,535
                               ========              ======            ========

3.   Effect of New Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings of $.05 and $.02 per share for the quarters ended June 30, 1997 and 1996, respectively, and $.08 and $.05 per share for each of the six month periods ended June 30, 1997 and 1996, respectively. In addition, the impact of SFAS 128 is expected to result in an increase in fully diluted earnings per share of $.03 and $.01 per share for each of the quarters ended June 30, 1997 and 1996, respectively, and $.04 and $.01 per share for each of the six month periods ended June 30, 1997 and 1996, respectively.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace. Although these conditions are partially offset by the increases in investment and other income and a reduction in the Company's effective income tax rate, the Company does not anticipate any change in the near future in this extremely competitive environment.

Commission revenues increased by 3% to $63.2 million in the second quarter of 1997 and by 1% to $126.5 million in the first half of 1997 over the respective periods in 1996. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 4% to $43.4 million in the second quarter of 1997 and by 6% to $85.1 million in the first six months of 1997 over the respective periods in 1996. These increases reflect new business production and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business.

Investment income and other increased 57% to $10.0 million in the second quarter of 1997 over the same period in 1996 due primarily to a $1.8 million gain recognized in the second quarter on the restructuring of a long term lease for facilities in the U.K. and $1.1 million of capital gains recognized on the sale of assets during the second quarter. Investment income and other increased by 35% to $16.4 million in the first half of 1997 over the first half of 1996 due primarily to the gains mentioned above and gains of $1.6 million on the sale of assets and other investments recognized in the first quarter of 1997.

Total expenses decreased by 1% or $1.1 million in the second quarter of 1997 from the same period in 1996 and increased by 1% or $2.3 million in the first half of 1997 over the same period in 1996.

Salaries and employee benefits decreased by $3.1 million or 5% to $58.0 million in the second quarter of 1997 and decreased by $1.0 million or 1% to $119.2 million in the first six months of 1997 from the respective periods in 1996. These decreases are due primarily to a $4.8 million non-recurring gain recognized in the second quarter of 1997 from a restructuring and settlement of a defined benefit pension plan at one of the Company's London subsidiaries partially offset by salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $2.0 million or 6% to $39.2 million in the second quarter of 1997 and by 4% to $75.5 million in the first six months of 1997 over the respective periods in 1996. These increases are due primarily to increases in rent and general office expenses related to new leases and office expansions and increased business insurance costs. In addition, travel and other direct employee expenses increased in 1997 due to the growth in sales volume.

The effective income tax rate of 34% for the second quarter and first six months of 1997 is less than the statutory federal rate of 35% and is less than the Company's effective tax rate of 39% for the second quarter and first six months of 1996. These differences are due primarily to the effects of tax benefits generated by certain investments.

Earnings per share for the second quarter of 1997 were $.73 compared to $.40 in 1996, an 83% increase. First half earnings per share increased 42% from $.89 in 1996 to $1.26 in 1997. These earnings per share increases reflect the non-recurring gains discussed above and the reduction in the Company's effective tax rate.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to finance the operations and capital expenditures of the Company. Cash generated from operating activities was $35.1 million and $24.5 million for the six months ended June 30, 1997 and 1996, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, cash from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use (primarily premiums held as fiduciary funds) have not been included in determining the Company's liquidity.

The Company maintains a $20 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of June 30, 1997, there were no borrowings existing under this agreement. The Company also has two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $630,000 and $500,000 at June 30, 1997. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998 and June 15, 1998, respectively. These borrowings were used to finance some of the Company's alternative investments.

The Credit agreement and Term Loan agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

The Company has line of credit facilities of $27.5 million which expire on April 30, 1998. During the six months ended June 30, 1997, the Company borrowed and repaid $15.9 million of short-term borrowings. As of June 30, 1997, $10.0 million in short-term borrowings exists under these facilities. These borrowings were used to finance certain portfolios under the Company's strategy of investment alternatives.

Through the first six months of 1997, the Company paid $9.8 million in cash dividends on its common stock. On May 21, 1997, the Company declared a regular quarterly cash dividend of $.31 per share payable on July 15, 1997 to Shareholders of Record as of June 30, 1997. This is a 7% increase over the quarterly dividend in 1996.

Net capital expenditures were $4.5 million and $5.1 million for the six months ended June 30, 1997 and 1996, respectively. In 1997, the Company expects to make expenditures for capital improvements at least equal to the $10.2 million spent in 1996. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan which has been extended through June 30, 1998, to repurchase its common stock. Through the first six months of 1997 and 1996, the Company repurchased 414,000 shares at a cost of $13.2 million and 609,000 shares at a cost of $19.9 million, respectively. The repurchases are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 400,000 additional shares through June 30, 1998. The company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share (Unaudited).

         Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTHUR J. GALLAGHER & CO.


Date:  July 31, 1997

                                /s/ Michael J. Cloherty
                              --------------------------------------
                                      Michael J. Cloherty
                                Executive Vice President - Finance
                                     Chief Financial Officer



                                /s/ David B. Hoch
                              --------------------------------------
                                      David B. Hoch
                                       Controller
                                  Chief Accounting Officer