Form 10-Q
period 1997-09-30
GALLAGHER ARTHUR J & CO
filed 1997-11-07
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________________________ to ___________________________


Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
             ------------------------------------------------------
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

YES  [X]     NO  [_]


The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 1997 was 16,490,357.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                                                                Page No.
Part I.  Financial Information:

     Item 1. Financial Statements (Unaudited):

             Consolidated Statement of Earnings for the three-month and nine-month
                 periods ended September 30, 1997 and 1996...................................................        3

             Consolidated Balance Sheet at September 30, 1997 and
                 December 31, 1996...........................................................................        4

             Consolidated Statement of Cash Flows for the nine-month periods ended
                 September 30, 1997 and 1996.................................................................        5

             Notes to Consolidated Financial Statements......................................................      6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................................................     8-10

Part II. Other Information:

     Item 6. Exhibits and Reports on Form 8-K................................................................       11

             Exhibit 11.0 - Computation of Net Earnings Per
             Common and Common Equivalent Share (Unaudited)

             Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures..............................................................................................       12

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                            Three-month period      Nine-month period
                                           ended September 30,     ended September 30,
                                             1997        1996        1997        1996
                                           --------    --------    --------    --------
                                               (In thousands, except per share data)
Revenues:
    Commissions                            $ 72,702    $ 71,339    $199,197    $196,772
    Fees                                     48,127      46,075     133,254     126,468
    Investment income and other               9,572       5,702      26,005      17,894
                                           --------    --------    --------    --------
        Total revenues                      130,401     123,116     358,456     341,134

Expenses:
    Salaries and employee benefits           63,547      61,207     182,745     181,391
    Other operating expenses                 38,726      36,909     114,204     109,148
                                           --------    --------    --------    --------
        Total expenses                      102,273      98,116     296,949     290,539
                                           --------    --------    --------    --------

Earnings before income taxes                 28,128      25,000      61,507      50,595

Provision for income taxes                    9,563       7,315      20,912      17,375
                                           --------    --------    --------    --------

Net earnings                               $ 18,565    $ 17,685    $ 40,595    $ 33,220
                                           ========    ========    ========    ========

Net earnings per common and common
  equivalent share                         $   1.06    $   1.00    $   2.31    $   1.89

Dividends declared per common share        $    .31    $    .29    $    .93    $    .87

Weighted average number of common and
  common equivalent shares outstanding       17,740      17,938      17,880      17,863



                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                        September 30,    December 31,
                                                            1997             1996
                                                        -------------    ------------
                                                                (In thousands)
                      ASSETS
Current assets:
    Cash and cash equivalents                             $ 53,877         $ 57,017
    Restricted cash                                         95,241           87,224
    Premiums and fees receivable                           201,347          237,640
    Investment strategies - trading                         61,423           53,409
    Other                                                   34,670           30,003
                                                          --------         --------
        Total current assets                               446,558          465,293

Marketable securities - available for sale                  40,884           36,881
Deferred income taxes and other noncurrent assets           68,412           52,783

Fixed assets                                                84,094           80,794
Accumulated depreciation and amortization                  (58,199)         (54,556)
                                                          --------         --------
        Net fixed assets                                    25,895           26,238

Intangible assets - net                                     10,353           11,093
                                                          --------         --------
                                                          $592,102         $592,288
                                                          ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Premiums payable to insurance companies               $317,818         $323,867
    Accrued salaries and bonuses                            12,326           14,922
    Accounts payable and other accrued liabilities          74,507           69,706
    Unearned fees                                           12,770           13,043
    Income taxes payable                                     1,345            4,965
    Other                                                    5,736           20,305
                                                          --------         --------
        Total current liabilities                          424,502          446,808

Other noncurrent liabilities                                12,385           11,579

Stockholders' equity:
    Common stock - issued and outstanding 16,490
      shares in 1997 and 16,457 shares in 1996              16,490           16,457
    Capital in excess of par value                           2,852            2,140
    Retained earnings                                      133,731          114,415
    Unrealized gain on available for sale securities
      - net of income taxes                                  2,142              889
                                                          --------         --------
   Total stockholders' equity                              155,215          133,901
                                                          --------         --------
                                                          $592,102         $592,288
                                                          ========         ========

                            See accompanying notes.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine-month period
                                                                              ended September 30,
                                                                               1997        1996
                                                                             --------    --------
                                                                                (In thousands)
Cash flows from operating activities:
    Net earnings                                                             $ 40,595    $ 33,220
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Net gain on investments                                                (3,449)     (2,748)
        Depreciation and amortization                                           7,983       7,879
        Increase in restricted cash                                            (8,017)     (6,698)
        Decrease in premiums receivable                                        32,830      32,439
        Decrease in premiums payable                                           (6,049)     (6,947)
        Increase in trading investments - net                                  (5,335)     (3,258)
        Increase in other current assets                                       (4,667)     (3,276)
        Decrease in accrued salaries and bonuses                               (2,596)     (5,636)
        Increase in accounts payable and other accrued liabilities              3,902       6,294
        Decrease in income taxes payable                                       (3,620)       (243)
        Increase (decrease) in deferred income taxes                              732      (1,198)
        Other                                                                   1,752       3,063
                                                                             --------    --------
            Net cash provided by operating activities                          54,061      52,891
                                                                             --------    --------

Cash flows from investing activities:
    Purchases of marketable securities                                        (19,918)    (18,353)
    Proceeds from sales of marketable securities                               18,536      17,520
    Proceeds from maturities of marketable securities                           1,289       1,767
    Additions to fixed assets                                                  (6,900)     (7,613)
    Other                                                                     (19,344)     (9,185)
                                                                             --------    --------
            Net cash used by investing activities                             (26,337)    (15,864)
                                                                             --------    --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                      7,966       7,275
    Tax benefit from issuance of common stock                                   1,747       1,809
    Repurchases of common stock                                               (14,536)    (21,290)
    Dividends paid                                                            (14,873)    (12,824)
    Retirement of long-term debt                                               (1,130)     (1,130)
    Borrowings on line of credit facilities                                    15,900           -
    Repayments on line of credit facilities                                   (25,900)          -
    Equity transactions of pooled companies prior to dates of acquisition         (38)     (8,449)
                                                                             --------    --------
            Net cash used by financing activities                             (30,864)    (34,609)
                                                                             --------    --------

Net (decrease) increase in cash and cash equivalents                           (3,140)      2,418
Cash and cash equivalents at beginning of period                               57,017      58,917
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 53,877    $ 61,335
                                                                             ========    ========

Supplemental disclosures of cash flow information:
    Interest paid                                                            $    792    $    548
    Income taxes paid                                                        $ 16,397    $ 12,789


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


2.   Acquisitions - Poolings of Interests

     During the nine-month period ended September 30, 1997, the Company acquired substantially all of the net assets of Byerly & Company, Inc., Arnold & Company, Inc. and Trinder & Norwood, Inc. in exchange for 263,000 shares of its Common Stock. These acquisitions were accounted for as poolings of interests. The financial statements for all periods prior to the acquisition date (January 1, 1997) have been restated to include the operations of Byerly & Company, Inc.; Arnold & Company, Inc. and Trinder & Norwood, Inc. were not material to the Company individually or in the aggregate and accordingly, prior period financial statements were not restated.

     On April 2, 1997, the Company acquired a 50% interest in Wyatt Group Pty Ltd. and accounted for the acquisition as a purchase. This transaction was not material to the Company.

     The following summarizes the restatement to reflect the acquisition of Byerly & Company, Inc. (in thousands):

                                               Attributable
     Three-month period           Arthur J.     to Pooled
     ended September 30, 1996     Gallagher     Companies       As Restated
     ------------------------     ---------    -------------    -----------
     Revenues                      $121,696       $ 1,420         $123,116
     Net earnings (loss)             18,057          (372)          17,685
                                   ========       =======         ========

     Nine-month period
     ended September 30, 1996
     ------------------------
     Revenues                      $337,135       $ 3,999         $341,134
     Net earnings (loss)             34,534        (1,314)          33,220
                                   ========       =======         ========

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


3.   Effect of New Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings of $.07 and $.08 per share for the quarters ended September 30, 1997 and 1996, respectively, and $.16 and $.13 per share for the nine month periods ended September 30, 1997 and 1996, respectively. In addition, the impact of SFAS 128 is expected to result in an increase in fully diluted earnings per share of $.02 and $.04 per share for each of the quarters ended September 30, 1997 and 1996, respectively, and $.08 and $.04 per share for each of the nine month periods ended September 30, 1997 and 1996, respectively.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require that enterprises (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS 130 will not have any impact on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not completed all of the analyses required to determine the full impact of the new statement.

                           ARTHUR J. GALLAGHER & CO.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's insurance commissions and risk management fees reflect the overall pricing pressure throughout the insurance premium marketplace. Although these conditions are partially offset by the increases in investment and other income, the Company does not anticipate any change in the near future in this extremely competitive environment.

Commission revenues increased by 2% to $72.7 million in the third quarter of 1997 and by 1% to $199.2 million in the first nine months of 1997 over the respective periods in 1996. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 4% to $48.1 million in the third quarter of 1997 and by 5% to $133.3 million in the first nine months of 1997 over the respective periods in 1996. These increases reflect new business production and to a lesser extent renewal fee increases of self-insurance products generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary), partially offset by lost business.

Investment income and other increased 68% to $9.6 million in the third quarter of 1997 over the same period in 1996 due primarily to a $3.6 million gain recognized on the sale of assets in the third quarter. Investment income and other increased by 45% to $26.0 million in the first nine months of 1997 over the first nine months of 1996 due primarily to gains in the second quarter of $1.8 million recognized on the restructuring of a long term lease for facilities in the U.K. and $1.1 million of capital gains recognized on the sale of assets, and a $1.6 million gain recognized in the first quarter of 1997 on the sale of assets and other investments.

Total expenses increased by 4% or $4.2 million in the third quarter of 1997 from the same period in 1996 and increased by 2% or $6.4 million in the first nine months of 1997 over the same period in 1996.

Salaries and employee benefits increased by $2.3 million or 4% to $63.5 million in the third quarter of 1997 and increased by $1.4 million or 1% to $182.7 million in the first nine months of 1997 from the respective periods in 1996. These increases are due primarily to salary increases and higher employee fringe benefit costs partially offset by a $4.8 million non-recurring gain recognized in the second quarter of 1997 from a restructuring and settlement of a defined benefit pension plan at one of the Company's London subsidiaries and a 4% reduction in employee head count to 3,900 employees at September 30, 1997 from 4,043 at September 30, 1996.

Other operating expenses increased by $1.8 million or 5% to $38.7 million in the third quarter of 1997 and by 5% to $114.2 million in the first nine months of 1997 over the respective periods in 1996. These increases are due primarily to increases in rent and general office expenses related to office expansions and increased business insurance costs. In addition, travel and other direct employee expenses increased in 1997 due to the growth in sales volume.

The effective income tax rate of 34% for the third quarter of 1997 is greater than the Company's effective tax rate of 29% for the third quarter of 1996 due primarily to an annualization adjustment made in the third quarter of 1996 resulting from tax benefits generated by certain investments. The effective income tax rate of 34% for the first nine months of 1997 is the same as the Company's effective tax rate of 34% for the first nine months of 1996. The effective income tax rates for the third quarter and first nine months of 1997 are less than the statutory federal rate of 35% due primarily to the effect of tax benefits generated by certain investments which are substantially offset by state and foreign taxes.

Earnings per share for the third quarter of 1997 were $1.06 compared to $1.00 in 1996, a 6% increase. For the first nine months, earnings per share increased 22% from $1.89 in 1996 to $2.31 in 1997. These earnings per share increases reflect the non-recurring gains discussed above.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to finance the operations and capital expenditures of the Company. Cash generated from operating activities was $54.1 million and $52.9 million for the nine months ended September 30, 1997 and 1996, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, cash from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use (primarily premiums held as fiduciary funds) have not been included in determining the Company's liquidity.

The Company maintains a $20 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of September 30, 1997, there were no borrowings existing under this agreement. The Company also has two term loan agreements (the "Term Loan Agreements") that have outstanding balances of $630,000 and $500,000 at September 30, 1997. Loans under the Term Loan Agreements are repayable in equal annual installments no later than January 11, 1998 and June 15, 1998, respectively. These borrowings were used to finance some of the Company's alternative investments.

The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

The Company has line of credit facilities of $27.5 million which expire on April 30, 1998. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During the nine months ended September 30, 1997, the Company borrowed funds under these facilities with total outstanding balances remaining less than $11.0 million at any one time during the period. The Company repaid these funds and as of September 30, 1997, no short-term borrowings exist under these facilities.

Through the first nine months of 1997, the Company paid $14.9 million in cash dividends on its common stock. On July 18, 1997, the Company declared a regular quarterly cash dividend of $.31 per share payable on October 15, 1997 to Shareholders of Record as of September 30, 1997. This is a 7% increase over the quarterly dividend in 1996.

Net capital expenditures were $6.9 million and $7.6 million for the nine months ended September 30, 1997 and 1996, respectively. In 1997, the Company expects to make expenditures for capital improvements at least equal to the $10.2 million spent in 1996. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan which has been extended through June 30, 1998, to repurchase its common stock. Through the first nine months of 1997 and 1996, the Company repurchased 465,000 shares at a cost of $14.5 million and 645,000 shares at a cost of $21.3 million, respectively. The repurchases are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 350,000 additional shares through June 30, 1998. The company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibit 11.0 - Computation of Net Earnings Per Common and Common Equivalent Share (Unaudited).

          Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended September 30, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ARTHUR J. GALLAGHER & CO.


     Date: November 5, 1997

                                      /s/ Michael J. Cloherty
                                   --------------------------------------------
                                          Michael J. Cloherty
                                        Executive Vice President
                                        Chief Financial Officer



                                       /s/ Jack H. Lazzaro
                                    -------------------------------------------
                                           Jack H. Lazzaro
                                         Vice President - Finance
                                         Chief Accounting Officer