Form 10-K405
period 1997-12-31
GALLAGHER ARTHUR J & CO
filed 1998-02-27
CIK 354190

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

For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on January 30, 1998 was $561,952,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of January 30, 1998 was 16,609,073.

 PORTIONS OF DOCUMENTS INCORPORATED BY  PART OF FORM 10-K INTO WHICH DOCUMENT
      REFERENCE INTO THIS REPORT                   IS INCORPORATED

       ARTHUR J. GALLAGHER & CO.                      PART III

 Proxy Statement dated March 27, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Arthur J. Gallagher & Co. (the "Registrant") and its subsidiaries (the Registrant and its subsidiaries are collectively referred to as the "Company" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management, employee benefit and other related services to clients in the United States and abroad. The Company's principal activity is the negotiation and placement of insurance for its clients. The Company also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. The Company believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths.

  The Company operates through a network of approximately 200 offices located throughout the United States and six countries abroad. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of the Company. The Company's international operations include a Lloyd's broker and affiliated companies in London, England and other facilities in Australia, Bermuda, Canada, Scotland and Papua New Guinea.

  The Company was founded in 1927 and was reincorporated as a Delaware corporation in 1972. The Company's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

  The Company has not presented industry segment information as its operations are predominantly those of insurance brokerage, risk management, employee benefit and other related insurance services.

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

  The Company places surplus lines coverages, which are coverages not available from insurance companies licensed by the states in which the risks are located, for various specialized risks. The Company also provides reinsurance services to its clients.

RISK MANAGEMENT SERVICES

  Through its wholly-owned subsidiary, Gallagher Bassett Services, Inc. ("Gallagher Bassett"), the Company provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management, property appraisals and insurance related investigative services on a totally integrated or select, stand-alone basis. Gallagher Bassett provides these services for the Company's clients through a network of over 100 offices throughout the United States.

  The Company believes that its risk management services are an important factor in securing new brokerage business and retaining brokerage clients. The Company also markets these services directly to the client on an unbundled basis independent of brokerage services in order to capitalize on the interest in self-insurance created by market conditions. These services include consulting on a wide range of risk management needs such as toxic waste disposal, handling of dangerous cargo, workers' compensation, medical cost containment, substance abuse, employment-related background investigations, loss prevention, property appraisals and liability reserve reviews.

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

  The Company's Gallagher Benefit Services ("GBS") division specializes in risk management of human resources through fully insured and self-insured programs. GBS provides employee benefit services in connection with the design, financing, implementation, administration and communication of compensation and employee benefit programs (including pension and profit-sharing plans, group life, health, accident and disability insurance programs and tax deferral plans), and provides other professional services in connection therewith. The services provided by GBS are supported by an on-line data processing system provided by an outside vendor.

MARKETS AND MARKETING

  A substantial portion of the commission and fee business of the Company is derived from institutions, not-for-profit organizations, municipal and other governmental entities and associations. In addition, the Company's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. The Company also places insurance for individuals. The Company services its clients through its network of approximately 200 offices in the United States and six countries abroad. No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. In 1997, the largest single customer represented approximately 1% of total revenues.

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

COMPETITION

  The Company believes it is the fifth largest insurance broker worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. A number of competing firms are significantly larger and some have many times the commission and/or fee revenues of the Company. There are firms in a particular region or locality which are as large or larger than the particular local office of the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

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

INTERNATIONAL OPERATIONS

  The Company's international operations are principally comprised of a Lloyd's broker and a risk management services company in London, and an insurance brokerage facility in Bermuda. Arthur J. Gallagher (UK) Limited, is a wholly-owned Lloyd's brokerage subsidiary of the Company. This subsidiary is a London based insurance broker which provides brokerage services to clientele primarily located outside of the United Kingdom ("U.K."). The principal activity of Arthur J. Gallagher (UK) Limited is to negotiate and place insurance and reinsurance with Lloyd's underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, direct marine hull and cargo, reinsurance (marine and non-marine) and overseas property and casualty (risks predominantly located in North America).

  Although Arthur J. Gallagher (UK) Limited is located in London, the thrust of its business development has been with non-U.K. brokers, agents and insurers rather than domestic U.K. retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd's, the Company and its non-U.K. subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placement.

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

  Gallagher Bassett International Ltd. (UK) ("GBI"), a subsidiary of Gallagher Bassett, provides risk management services for foreign operations, as well as U.S. operations that are foreign-controlled. Headquartered in London, GBI works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services are offered on an unbundled basis wherever applicable and include consulting, claims management, information management, loss control and property valuations. GBI's service network includes associate offices located in more than 80 countries around the world. The combination of Gallagher Bassett offices and affiliated locations provides one of the most comprehensive worldwide service networks available.

  The Company also has facilities in Australia, Canada, Scotland and Papua New Guinea that are not material to the Company's consolidated operations. Additional information relating to the Company's foreign operations is contained in Note 13 to the Consolidated Financial Statements.

COMMISSIONS AND FEES

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue for each of the three years in the period ended December 31, 1997 are set forth below:

                                         1997          1996*          1995*
                                    -------------- -------------- --------------
                                             % OF           % OF           % OF
                                     AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                                    -------- ----- -------- ----- -------- -----
                                                   (IN THOUSANDS)
Commissions........................ $273,801   56  $265,981   58  $261,569   59
Fees...............................  181,239   37   172,143   37   162,438   36
Investment income and other........   32,988    7    23,898    5    21,816    5
                                    -------- ---   -------- ---   -------- ---
                                    $488,028  100  $462,022  100  $445,823  100
                                    ======== ===   ======== ===   ======== ===

--------
  *Restated for pooling of interests

  The primary source of the Company's compensation for its brokerage services is commissions paid by insurance companies which are usually based on a percentage of the premium paid by the insured. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which the Company acts. In some cases the Company is compensated for brokerage or advisory services directly by a fee from a client, particularly when insurers do not pay commissions. The Company may also receive contingent commissions which are generally based on the profit the insurance company makes on the overall volume of business placed by the Company in a given period of time. Occasionally, the Company shares commissions with other brokers who have participated with the Company in placing insurance or servicing insureds.

  The Company's compensation for risk management services is in the form of fees and commissions. The Company typically negotiates fees in advance with its risk management clients on an annual basis based on the estimated value of the services to be performed. In some cases the Company receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs.

  The Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business, whereas expenses are fairly uniform throughout the year. See Note 14 to the Consolidated Financial Statements for unaudited quarterly operating results for 1997 and 1996.

ACQUISITIONS

  From January 1, 1993 through December 31, 1997, the Company has acquired twenty-seven insurance service businesses and disposed of seven insurance service businesses. See Note 2 to the Consolidated Financial Statements for further information concerning acquisitions in 1997 and 1996.

  The Company believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by the Company and the geographical areas in which the Company renders such services and not to change substantially the nature of the services performed by the Company.

  The Company is considering and intends to consider from time to time acquisitions and divestitures on terms it deems advantageous. The Company has had preliminary discussions with a number of candidates for possible future acquisitions and has executed non-binding letters of intent with four candidates. No assurances can be given that any additional acquisitions or divestitures will be consummated or, if consummated, will be advantageous to the Company.

EMPLOYEES

  As of December 31, 1997, the Company and its subsidiaries employed approximately 3,900 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The Company's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois where the Company leases approximately 200,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. The Company operates all of its branch and service offices in leased premises. Certain of these leases for office space have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years. See Note 11 to the Consolidated Financial Statements for information with respect to the Company's lease commitments at December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are as follows:

       NAME              AGE                    POSITION AND YEAR FIRST ELECTED
       ----              ---                    -------------------------------
Robert E. Gallagher.....  75 Chief Executive Officer 1963-1994, Chairman since 1990
J. Patrick Gallagher,     46 President since 1990, Chief Executive Officer since 1995
 Jr.....................
John G. Campbell........  60 Vice President since 1978
Michael J. Cloherty.....  50 Vice President--Finance 1981-1995, Executive Vice President since 1996
Peter J. Durkalski......  47 Vice President since 1990
James W. Durkin, Jr.....  48 Vice President since 1985
Walter F. McClure.......  64 Senior Vice President since 1993
John D. Stancik.........  54 Vice President since 1986
Gary Van der Voort......  52 Vice President since 1986

  Each such person has been principally employed by the Company in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of the Company's common stock for the two-year period January 1, 1996 through December 31, 1997 and the dividends declared per share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

                                                                       DIVIDENDS
                                                                       DECLARED
QUARTERLY PERIODS                                       HIGH     LOW   PER SHARE
-----------------                                      ------- ------- ---------
1997
----
  First............................................... $33 1/2 $29 3/4      $.31
  Second..............................................  37 3/4  30 3/8       .31
  Third...............................................  37 5/8  34 1/4       .31
  Fourth..............................................  38 1/4  34 3/8       .31
1996
----
  First............................................... $39 1/2 $35 7/8      $.29
  Second..............................................  36 3/8    30         .29
  Third...............................................    35    31 1/2       .29
  Fourth..............................................  34 1/4  29 1/8       .29

  As of January 30, 1998, there were approximately 650 holders of record of the Company's common stock.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 6. SELECTED FINANCIAL DATA.

                           ARTHUR J. GALLAGHER & CO.

                          GROWTH RECORD: 1988-1997(A)

                                           AVERAGE  YEARS ENDED DECEMBER 31,
                                           ANNUAL  ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND        GROWTH    1997      1996      1995
EMPLOYEE DATA)                             ------- --------  --------  --------
Revenue Data
  Commissions.............................         $273,801  $265,981  $261,569
  Fees....................................          181,239   172,143   162,438
  Investment income and other.............           32,988    23,898    21,816
                                                   --------  --------  --------
    Total revenues........................         $488,028  $462,022  $445,823
  Dollar growth...........................         $ 26,006  $ 16,199  $ 44,322
  Percent growth..........................     9%        6%        4%       11%
                                           -----   --------  --------  --------
Pretax Earnings Data
  Pretax earnings.........................         $ 80,782  $ 65,677  $ 68,223
  Dollar growth...........................         $ 15,105  $ (2,546) $  9,395
  Percent growth..........................    10%       23%      (4)%       16%
  Pretax earnings as a percentage of
   revenues...............................              17%       14%       15%
                                           -----   --------  --------  --------
Net Earnings Data
  Net earnings............................         $ 53,316  $ 43,144  $ 42,391
  Dollar growth...........................         $ 10,172  $    753  $  5,262
  Percent growth..........................    10%       24%        2%       14%
  Net earnings as a percentage of
   revenues...............................              11%        9%       10%
                                           -----   --------  --------  --------
Net Earnings Per Share Data
  Shares outstanding at year end..........           16,591    16,457    16,529
  Net earnings per share(b)...............         $   3.13  $   2.52  $   2.43
  Percent growth..........................    11%       24%        4%       14%
                                           -----   --------  --------  --------
Employee Data
  Number at year end......................            3,890     4,019     3,990
  Number growth...........................             (129)       29       332
  Percent growth..........................     5%      (3)%        1%        9%
  Total revenue per employee(c)...........         $    125  $    115  $    112
  Net earnings per employee(c)............         $     14  $     11  $     11
                                           -----   --------  --------  --------
Common Stock Dividend Data
  Dividends declared per share(d).........         $   1.24  $   1.16  $   1.00
  Total dividends declared................         $ 20,408  $ 18,399  $ 15,270
  Percent of net earnings.................              38%       43%       36%
                                           -----   --------  --------  --------
Balance Sheet Data
  Total assets............................         $641,752  $592,288  $568,075
  Long-term debt less current portion.....              --      1,130     2,260
  Total stockholders' equity..............         $163,907  $133,901  $126,179
                                           -----   --------  --------  --------
Return On Beginning Stockholders' Equity..              40%       34%       40%

NOTES:
(a) The financial information for all periods prior to 1997 has been restated for the acquisition accounted for using the pooling of interests method and for the required adoption on December 31, 1997 of the new accounting standard on earnings per share.
(b) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends on a share of common stock outstanding during the entire year.

                      YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------
  1994       1993       1992       1991        1990        1989       1988
--------   --------   --------   --------    --------    --------   --------
$243,891   $219,433   $203,368   $195,452    $189,047    $171,944   $157,940
 143,978    131,513    114,512     95,273      80,213      66,491     58,346
  13,632     20,601     16,634     14,206      19,994      19,764     17,508
--------   --------   --------   --------    --------    --------   --------
$401,501   $371,547   $334,514   $304,931    $289,254    $258,199   $233,794
$ 29,954   $ 37,033   $ 29,583   $ 15,677    $ 31,055    $ 24,405   $ 22,000
      8%        11%        10%         5%         12%         10%        10%
--------   --------   --------   --------    --------    --------   --------
$ 58,828   $ 53,467   $ 40,208   $ 32,820    $ 35,810    $ 35,838   $ 29,296
$  5,361   $ 13,259   $  7,388   $ (2,990)   $    (28)   $  6,542   $ (4,014)
     10%        33%        23%       (8)%        -- %         22%      (12)%
     15%        14%        12%        11%         12%         14%        13%
--------   --------   --------   --------    --------    --------   --------
$ 37,129   $ 31,489   $ 25,078   $ 22,322    $ 24,177    $ 23,970   $ 21,135
$  5,640   $  6,411   $  2,756   $ (1,855)   $    207    $  2,835   $   (647)
     18%        26%        12%       (8)%          1%         13%       (3)%
      9%         8%         7%         7%          8%          9%         9%
--------   --------   --------   --------    --------    --------   --------
  16,235     17,140     16,615     16,921      17,135      17,150     17,401
$   2.14   $   1.75   $   1.44   $   1.26    $   1.37    $   1.35   $   1.17
     22%        22%        14%       (8)%          1%         15%       (3)%
--------   --------   --------   --------    --------    --------   --------
   3,658      3,497      3,244      3,042       2,917       2,774      2,635
     161        253        202        125         143         139         95
      5%         8%         7%         4%          5%          5%         4%
$    110   $    106   $    103   $    100    $     99    $     93   $     89
$     10   $      9   $      8   $      7    $      8    $      9   $      8
--------   --------   --------   --------    --------    --------   --------
$    .88   $    .72   $    .64   $    .64    $    .60    $    .52   $    .48
$ 13,209   $ 10,808   $  8,767   $  8,439    $  6,999    $  5,905   $  5,375
     36%        34%        35%        38%         29%         25%        25%
--------   --------   --------   --------    --------    --------   --------
$517,556   $544,239   $491,585   $472,367    $464,842    $421,432   $402,347
   3,390     28,166     23,888     24,432      24,723      24,775     25,063
$104,897   $126,672   $ 99,794   $ 95,116    $ 94,369    $ 87,155   $ 78,693
--------   --------   --------   --------    --------    --------   --------
     29%        32%        26%        24%         28%         30%        28%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are based on a percentage of the premiums paid by insureds and generally follow premium levels. Lower premium rates currently prevail among property/casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e., lower premium rates) has generally resulted in flat or reduced renewal commissions.

  Although 1997 may prove to have the lowest insured property loss experience in a decade, the years 1996 and 1995 were marked with worldwide catastrophes causing billions of dollars of insured losses. Substantial mergers, both domestically and internationally, have resulted in fewer companies in the insurance industry. In spite of these forces which would tend to increase underwriting losses and reduce competition, there have been offsetting factors including favorable investment income, increased underwriting capital and economies of scale after consolidations. The net result has shown no apparent increase in property/casualty rates. Management believes the competitive environment will continue and insurance pricing will not change significantly in 1998.

  Because of soft market conditions, the growth of the alternative insurance market has slowed during the past two years. Although the property/casualty pricing environment has resulted in some insurance buyers returning to first-dollar coverage, management believes movement from this traditional approach of purchasing insurance will continue. The Company anticipates that new sales in the areas of risk management, benefits, insurance captive and self-insurance services will be a major factor in fee revenue growth in 1998.

  Historically, inflation has contributed to increased property replacement costs and higher litigation awards causing some clients to seek higher levels of insurance coverage. These factors generally have the effect of generating higher premiums to clients and higher commissions to the Company. In recent years, lower rates of inflation along with business downsizing, reduced sales and lower payrolls have resulted in lower levels of exposure to insure. In general, the downward trend in premium rates has had a greater effect on the Company's revenues than inflation.

  The Company is looking to the future and exploring not only the core businesses of brokering insurance and risk management services, but is also expanding within the alternative insurance markets and financial and related investment services. Management believes these areas hold opportunities for diversification and future, profitable growth.

RESULTS OF OPERATIONS

  The Company's results of operations for all periods prior to December 31, 1997 have been restated to include the operations of Byerly & Company, Inc. on a combined basis as if it had operated as part of the Company. The Company continues to search for merger partners which complement existing operations and provide entry into new market niches and geographic areas. For the effect of this restatement in the aggregate on year-to-year comparisons, see Note 2 to the Consolidated Financial Statements.

  Commission revenues increased by $7.8 million or 3% in 1997. This increase is the result of new business production partially offset by lost business. Commission revenues increased by $4.4 million or 2% in 1996. This increase is the result of new business partially offset by lost business and modest renewal rate decreases.

  Fee revenues increased by $9.1 million or 5% in 1997. This increase, generated primarily by Gallagher Bassett Services, Inc., resulted from new business production and increases in existing business partially offset by lost business. Fee revenues increased by $9.7 million or 6% in 1996. This increase, again generated primarily by Gallagher Bassett, resulted from new business production and modest increases in existing business partially offset by lost business. The rate of increase in fee revenues in 1997 and 1996 has been adversely affected by strong price competition within the insurance industry, causing some buyers to choose first-dollar coverage over self-funded plans.

  Investment income and other increased by $9.1 million or 38% in 1997. This increase is due primarily to gains of $6.8 million recognized on the sale of underperforming or geographically undesirable operations during the year, a $1.8 million gain on a real estate transaction recorded in the second quarter and net realized gains on marketable securities of $1.9 million. Investment income and other increased by $2.1 million or 10% in 1996. This increase is due primarily to an increase in unrealized gains on investment strategies accounted for on a trading basis, which are invested with outside fund managers.

  Salaries and employee benefits increased by $4.8 million or 2% in 1997 due principally to salary increases and higher employee benefit costs partially offset by a $4.8 million non-recurring gain recognized in the second quarter of 1997 from the settlement of a defined benefit pension plan at one of the Company's United Kingdom subsidiaries and a 3% reduction in employee head count between December 31, 1997 and 1996. Salaries and employee benefits increased by $9.3 million or 4% in 1996 due principally to salary increases and the annualized effect of prior year new hires along with a corresponding increase in employee benefit expenses. These increases were mitigated by a wage freeze for certain management employees. In 1997, 1996 and 1995, salaries and employee benefits have represented 51%, 53% and 53%, respectively, as a percentage of total revenues.

  Other operating expenses increased by $6.1 million or 4% in 1997. This increase is due primarily to higher business insurance costs, additional rent and utility expenses resulting from leasing new office space, expanding and upgrading existing office facilities and the costs associated with closing certain underperforming operations. Other operating expenses increased by $9.4 million or 7% in 1996. This increase is due primarily to an increase in professional fees related to the outsourcing of certain distribution functions, increased performance fees for funds invested with professional money fund managers, an increase in brokerage expenses due to increased business with other brokers, additional rent and utility expenses resulting from leasing new office space, expanding and upgrading existing office facilities and increased bad debt write-offs.

  The Company's overall tax rate of 34% in 1997 and 1996 is less than the statutory federal rate due primarily to the effect of tax benefits generated by certain investments which are substantially offset by state and foreign taxes. The Company's overall tax rate of 38% in 1995 is greater than the statutory federal rate due primarily to the net effect of state and foreign taxes which were partially offset by the tax benefits generated by certain investments and by pre-acquisition income of pooled entities which was taxed to the previous owners. See Note 12 to the Consolidated Financial Statements.

  The Company's foreign operations recorded earnings before income taxes of $6.6 million, $4.2 million and $3.4 million in 1997, 1996 and 1995, respectively. The 1997 increase is due to the non-recurring gains associated with the foreign benefit plan and real estate transactions mentioned above. The 1996 increase is due primarily to a decrease in compensation-related costs at the Company's London subsidiaries. See Notes 12 and 13 to the Consolidated Financial Statements.

  The Company's total revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. See Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to finance the operations and capital expenditures of the Company. Cash generated from operating activities was $65.6 million and $44.9 million for the years ended December 31, 1997 and 1996, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, net cash flow from operations for the Company can vary substantially from period to period. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's liquidity.

  The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of December 31, 1997 and 1996, there were no borrowings existing under this agreement. The Company also has two term loan agreements (the "Term Loan Agreements") that had outstanding balances of $630,000 and $500,000 at December 31, 1997. Loans under the Term Loan Agreements are due in 1998. In January 1998, the Company retired the remaining loan balance of $630,000 on one of the Term Loan Agreements.

  The Credit Agreement and Term Loan Agreements require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

  The Company has line of credit facilities of $27.5 million which expire on April 30, 1998. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs and as of December 31, 1997 and 1996, $15.0 million and $10.0 million, respectively, in short-term borrowings existed under these facilities. These borrowings were used to finance expanded investment activity.

  The Company has made commitments to invest additional funds in several of its equity and tax advantaged investments. At December 31, 1997, the Company has commitments to invest $26.0 million in these investments in 1998. In addition, the Company has contingently committed to invest an additional $3.0 million in 1998 related to a line of credit arrangement with one of its equity investments. At December 31, 1997, the Company has agreed to unconditionally guarantee $30.0 million of debt that will be incurred by two of the Company's equity investments in 1998.

  The Company paid $20.0 million in cash dividends on its common stock in 1997. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In each quarter of 1997, the Company's Board of Directors declared a dividend of $.31 per share which is $.02 or 7% greater than each quarterly dividend in 1996. In January 1998, the Company announced a first quarter dividend of $.35 per share, a 13% increase over the quarterly dividend in 1997.

  Net capital expenditures for fixed assets amounted to $11.3 million, $10.2 million and $10.4 million in 1997, 1996 and 1995, respectively. In 1998, the Company expects to make expenditures for capital improvements of approximately $11.5 million. The planned capital expenditures by the Company in 1998 are related primarily to expanded offices and updating computer systems and equipment. With respect to dates in the year 2000 and thereafter, the Company has completed an assessment of its computer systems and software. The Company plans to modify or replace portions of its existing software so that its computer systems will function properly in the year 2000. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The cost of compliance is not expected to be material and the Company plans to complete the required software modifications or replacements in 1998.

  In 1988, the Company adopted a plan, which has been extended through June 30, 1998, to repurchase its common stock. Under the plan, the Company repurchased 522,000 shares at a cost of $17.1 million, 645,000 shares at a cost of $21.3 million, and 437,000 shares at a cost of $15.1 million in 1997, 1996 and 1995, respectively. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 300,000 additional shares through June 30, 1998. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  During the period from 1994 to 1996, the Company provided for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the United States federal income tax laws effective in 1997, the Company no longer provides for U. S. income taxes on these undistributed earnings ($27.2 million at December 31, 1997), which are considered permanently invested outside the United States. See Note 12 to the Consolidated Financial Statements. Although not available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  This annual report contains forward-looking statements. Forward-looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market despite high losses; continued low interest rates will reduce income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGES
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings......................................    15
  Consolidated Balance Sheet..............................................    16
  Consolidated Statement of Cash Flows....................................    17
  Consolidated Statement of Stockholders' Equity..........................    18
  Notes to Consolidated Financial Statements.............................. 19-31
Management's Report.......................................................    32
Report of Independent Auditors............................................    33

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
OPERATING RESULTS
Revenues:
  Commissions.......................................  $273,801 $265,981 $261,569
  Fees..............................................   181,239  172,143  162,438
  Investment income and other.......................    32,988   23,898   21,816
                                                      -------- -------- --------
    Total revenues..................................   488,028  462,022  445,823
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   249,882  245,064  235,759
  Other operating expenses..........................   157,364  151,281  141,841
                                                      -------- -------- --------
    Total expenses..................................   407,246  396,345  377,600
                                                      -------- -------- --------
Earnings before income taxes........................    80,782   65,677   68,223
Provision for income taxes..........................    27,466   22,533   25,832
                                                      -------- -------- --------
    Net earnings....................................  $ 53,316 $ 43,144 $ 42,391
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.24 $   2.62 $   2.57
Net earnings per common and common equivalent share.      3.13     2.52     2.43
Dividends declared per common share.................      1.24     1.16     1.00




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 67,178  $ 57,017
  Restricted cash..........................................   81,160    87,224
  Premiums and fees receivable.............................  217,555   237,640
  Investment strategies--trading...........................   62,681    53,409
  Other....................................................   40,267    30,003
                                                            --------  --------
    Total current assets...................................  468,841   465,293
Marketable securities--available for sale..................   39,203    36,881
Deferred income taxes and other noncurrent assets..........   95,528    52,783
Fixed assets...............................................   86,758    80,794
Accumulated depreciation and amortization..................  (58,948)  (54,556)
                                                            --------  --------
    Net fixed assets.......................................   27,810    26,238
Intangible assets--net.....................................   10,370    11,093
                                                            --------  --------
                                                            $641,752  $592,288
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.................. $312,349  $323,867
  Accrued salaries and bonuses.............................   18,385    14,922
  Accounts payable and other accrued liabilities...........   89,846    69,706
  Unearned fees............................................   11,608    13,043
  Income taxes payable.....................................   10,783     4,965
  Other....................................................   23,067    20,305
                                                            --------  --------
    Total current liabilities..............................  466,038   446,808
Other noncurrent liabilities...............................   11,807    11,579
Stockholders' equity:
  Common stock--issued and outstanding 16,591 shares in
   1997 and
   16,457 shares in 1996...................................   16,591    16,457
  Capital in excess of par value...........................    4,349     2,140
  Retained earnings........................................  141,309   114,415
  Unrealized gain on available for sale securities--net of
   income taxes............................................    1,658       889
                                                            --------  --------
    Total stockholders' equity.............................  163,907   133,901
                                                            --------  --------
                                                            $641,752  $592,288
                                                            ========  ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings................................... $ 53,316  $ 43,144  $ 42,391
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other............  (13,485)   (3,928)   (2,317)
    Depreciation and amortization................   11,055    10,521    10,412
    Decrease (increase) in restricted cash.......    6,064     8,164    (5,335)
    Decrease (increase) in premiums receivable...   15,367    (5,689)  (22,023)
    (Decrease) increase in premiums payable......  (11,518)    2,807    23,902
    Increase in trading investments--net.........   (6,217)   (4,128)   (2,353)
    Increase in other current assets.............   (6,737)   (7,733)   (1,714)
    Increase in accrued salaries and bonuses.....    3,463     1,274     1,278
    Increase in accounts payable and other
     accrued liabilities.........................   19,722     8,510     9,406
    Increase (decrease) in income taxes payable..    5,818    (5,664)   (1,416)
    Net change in deferred income taxes..........   (9,604)   (2,660)   (1,317)
    Other........................................   (1,597)      313    (2,091)
                                                  --------  --------  --------
      Net cash provided by operating activities..   65,647    44,931    48,823
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (30,170)  (23,679)  (21,918)
  Proceeds from sales of marketable securities...   30,368    28,747    20,078
  Proceeds from maturities of marketable
   securities....................................    1,645     1,958     2,213
  Net additions to fixed assets..................  (11,295)  (10,175)  (10,364)
  Other..........................................  (26,144)  (16,969)   (5,121)
                                                  --------  --------  --------
      Net cash used by investing activities......  (35,596)  (20,118)  (15,112)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........   10,964     7,966     7,044
  Tax benefit from issuance of common stock......    2,429     1,955     1,837
  Repurchases of common stock....................  (17,126)  (21,290)  (15,068)
  Dividends paid.................................  (19,990)  (17,530)  (14,666)
  Retirement of long-term debt...................   (1,130)   (1,130)   (1,130)
  Borrowings on line of credit facilities........   30,900    10,000       --
  Repayments on line of credit facilities........  (25,900)      --        --
  Equity transactions of pooled companies prior
   to dates of acquisition.......................      (37)   (6,684)   (2,996)
                                                  --------  --------  --------
      Net cash used by financing activities......  (19,890)  (26,713)  (24,979)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   10,161    (1,900)    8,732
Cash and cash equivalents at beginning of year...   57,017    58,917    50,185
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $67,178   $ 57,017  $ 58,917
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $    892  $    724  $    598
  Income taxes paid..............................   23,888    25,685    22,075

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    UNREALIZED
                                              CAPITAL              GAIN (LOSS)
                           COMMON STOCK      IN EXCESS             ON AVAILABLE     TOTAL
                          ----------------      OF      RETAINED     FOR SALE   STOCKHOLDERS'
                          SHARES   AMOUNT    PAR VALUE  EARNINGS    SECURITIES     EQUITY
                          ------   -------   ---------  --------   ------------ -------------
                                                 (IN THOUSANDS)
Balance at December 31,
 1994 as previously
 reported...............  16,071   $16,071    $    --   $ 91,113      $(2,935)     $104,249
 Acquisition of pooled
  company...............     164       164         --        484          --            648
                          ------   -------    --------  --------    ---------    ---------
Balance at December 31,
 1994...................  16,235    16,235         --     91,597       (2,935)      104,897
 Net earnings...........     --        --          --     42,391          --         42,391
 Cash dividends declared
  on common stock.......     --        --          --    (15,270)         --        (15,270)
 Common stock issued
  under stock option
  plans.................     356       356       6,688       --           --          7,044
 Tax benefit from
  issuance of common
  stock.................     --        --        1,837       --           --          1,837
 Common stock
  repurchases...........    (437)     (437)     (8,525)   (6,106)         --        (15,068)
 Common stock issued in
  seven pooling
  acquisitions..........     375       375         --        --           --            375
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --        --          --     (2,996)         --         (2,996)
 Change in unrealized
  gain (loss), net of
  taxes of $1,951.......     --        --          --        --         2,969         2,969
                          ------   -------    --------  --------    ---------    ---------
Balance at December 31,
 1995...................  16,529    16,529         --    109,616           34       126,179
 Net earnings...........     --        --          --     43,144          --         43,144
 Cash dividends declared
  on common stock.......     --        --          --    (18,399)         --        (18,399)
 Common stock issued
  under stock option
  plans.................     398       398       7,568       --           --          7,966
 Tax benefit from
  issuance of common
  stock.................     --        --        1,955       --           --          1,955
 Common stock
  repurchases...........    (645)     (645)     (7,383)  (13,262)         --        (21,290)
 Common stock issued in
  three pooling
  acquisitions..........     175       175         --        --           --            175
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --        --          --     (6,684)         --         (6,684)
 Change in unrealized
  gain, net of taxes of
  $571..................     --        --          --        --           855           855
                          ------   -------    --------  --------    ---------    ---------
Balance at December 31,
 1996...................  16,457    16,457       2,140   114,415          889       133,901
 Net earnings...........     --        --          --     53,316          --         53,316
 Cash dividends declared
  on common stock.......     --        --          --    (20,408)         --        (20,408)
 Common stock issued
  under stock option
  plans.................     557       557      10,407       --           --         10,964
 Tax benefit from
  issuance of common
  stock.................     --        --        2,429       --           --          2,429
 Common stock
  repurchases...........    (522)     (522)    (10,627)   (5,977)         --        (17,126)
 Common stock issued in
  two pooling
  acquisitions..........      99        99         --        --           --             99
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --        --          --        (37)         --            (37)
 Change in unrealized
  gain, net of taxes of
  $512..................     --        --          --        --           769           769
                          ------   -------    --------  --------    ---------    ---------
Balance at December 31,
 1997...................  16,591   $16,591    $  4,349  $141,309      $ 1,658      $163,907
                          ======   =======    ========  ========    =========    =========


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of operations

  Arthur J. Gallagher & Co. (the Company) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. The Company operates through approximately 200 offices throughout the United States and six countries abroad.

 Basis of presentation

  The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Investments in partially owned entities in which ownership is 50 percent or less are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

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

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are recognized when received. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $859,000 and $889,000 at December 31, 1997 and 1996, respectively.

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

 Investments

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Securities designated as available for sale are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses, less related deferred income taxes, excluded from earnings and

                           ARTHUR J. GALLAGHER & CO.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) reported as a separate component of stockholders' equity. Gains and losses are recognized in income when realized using the specific identification method. The fair value for marketable securities is based on quoted market prices.

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. Securities designated as trading are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings. The fair value of the investment strategies is determined by reference to the fair values of the underlying common stocks which are based on quoted market prices.

 Fixed assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheet. Furniture and equipment with a cost of $77,591,000 and $72,617,000 at December 31, 1997 and 1996, respectively, are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $9,167,000 and $8,177,000 at December 31, 1997 and 1996, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

 Intangible assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expirations lists. The excess of cost over the value of net tangible assets is amortized principally over forty years using the straight-line method. Non-compete agreements and expiration lists are amortized principally over ten years using the straight-line method. Accumulated amortization at December 31, 1997 and 1996 was $6,029,000 and $6,335,000, respectively.

 Earnings per share

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which was required to be adopted on December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Where appropriate, all earnings per share amounts for all periods have been restated to conform to the SFAS 128 requirements.

  Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options since the date of grant using the treasury stock method.

 Stock based compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted to employees.

 Effect of new pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set

                           ARTHUR J. GALLAGHER & CO.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) of general purpose financial statements. SFAS 130 will require that enterprises (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the stockholders' equity section of the consolidated balance sheet. SFAS 130 will not have any impact on the Company's consolidated results of operations, financial position or cash flows.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed all of the analyses required to determine the full impact of SFAS 131.

2. BUSINESS COMBINATIONS

  In 1997, the Company acquired substantially all of the net assets of one insurance brokerage firm and two benefits consulting companies in exchange for 263,000 shares of its common stock. In 1996, the Company acquired substantially all of the net assets of five insurance brokerage firms and one investigative services company in exchange for 1,115,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for two of the 1997 acquisitions and three of the 1996 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  The following summarizes the restatement of the 1996 and 1995 consolidated financial statements to reflect the operations of the 1997 acquisition (in thousands):

                                                    ATTRIBUTABLE
                                     AS PREVIOUSLY       TO
                                       REPORTED    POOLED COMPANY AS RESTATED
                                     ------------- -------------- -----------
1996
----
Revenues............................     $456,679       $ 5,343      $462,022
Net earnings (loss).................       45,803        (2,659)       43,144
1995
----
Revenues............................     $439,530       $ 6,293      $445,823
Net earnings (loss).................       42,545          (154)       42,391

  In 1997, the Company acquired a majority equity interest in a risk management company which was accounted for as a purchase. In 1996, the Company also acquired a majority equity interest in a risk management company which was accounted for as a purchase. The Company paid cash in both of these transactions, which were not material to the consolidated financial statements.

3. INVESTMENTS

  The following is a summary of available for sale marketable securities (in thousands):

                                         COST OR    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
DECEMBER 31, 1997                         COST       GAINS     LOSSES    VALUE
-----------------                       --------- ---------- ---------- -------
Preferred stocks.......................   $20,776     $1,264     $  162 $21,878
Common stocks..........................    12,139      2,420        766  13,793
Fixed maturities.......................     3,525        161        154   3,532
                                        -------    -------    -------   -------
                                          $36,440     $3,845     $1,082 $39,203
                                        =======    =======    =======   =======

                           ARTHUR J. GALLAGHER & CO.

3. INVESTMENTS--(CONTINUED)

                                         COST OR    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
DECEMBER 31, 1996                         COST       GAINS     LOSSES    VALUE
-----------------                       --------- ---------- ---------- -------
Preferred stocks.......................   $23,446     $1,126     $  434 $24,138
Common stocks..........................     6,991      1,542        634   7,899
Fixed maturities.......................     4,962        116        234   4,844
                                        -------    -------    -------   -------
                                          $35,399     $2,784     $1,302 $36,881
                                        =======    =======    =======   =======

  The gross realized gains on sales of marketable securities totaled $2,257,000, $1,652,000 and $1,079,000 for the years ended December 31, 1997,
1996 and 1995, respectively. The gross realized losses totaled $346,000, $881,000 and $1,918,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The cost or amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are as follows (in thousands):

                                                               COST OR
                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
Due in 1998..................................................   $  --    $  --
Due in 1999 through 2002.....................................    1,427    1,344
Due in 2003 through 2007.....................................      504      489
Due in 2008 and thereafter...................................    1,594    1,699
                                                              -------   -------
                                                                $3,525   $3,532
                                                              =======   =======

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Significant components of investment income and other are as follows (in thousands):

                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
Interest............................................... $15,048 $16,514 $15,115
Dividends..............................................   2,865   3,378   3,371
Net realized and unrealized gains......................   4,938   3,928     282
Other income...........................................  10,137      78   3,048
                                                        ------- ------- -------
Total investment income and other...................... $32,988 $23,898 $21,816
                                                        ======= ======= =======

  The net change in unrealized gain (loss) on investment strategies included in the table above amounted to ($1,813,000) in 1997, $3,928,000 in 1996 and ($171,000) in 1995. In 1997 and 1995, the Company sold several underperforming or geographically undesirable operations and recorded aggregate gains on these sales of $6,757,000 and $2,035,000, respectively. The gains on these sales of operations have been included in other income in the foregoing table. The net assets sold and the operating results included in the consolidated statement of earnings related to these operations are not material to the consolidated financial statements. Also in 1997, the Company recorded a gain on a real estate transaction of $1,790,000, which has also been included in other income in the foregoing table.

4. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  At December 31, 1997, securities sold under agreements to repurchase the identical securities are collateralized by government backed small business administration loans and government securities with a

                           ARTHUR J. GALLAGHER & CO.

4. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE--(CONTINUED) carrying value of $22,121,000 and a fair value of $22,360,000. The securities collateralizing the agreements were held by two primary dealers. At December 31, 1996, these securities had a carrying value of $23,034,000 and a fair value of $23,262,000.

5. DEBT AND CREDIT AGREEMENTS

  Long-term debt consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
6.64% unsecured term note, payable in annual installments of
 $630............................................................ $  630 $1,260
6.30% unsecured term note, payable in annual installments of
 $500............................................................    500  1,000
                                                                  ------ ------
                                                                   1,130  2,260
Less current portion.............................................  1,130  1,130
                                                                  ------ ------
                                                                  $  --  $1,130
                                                                  ====== ======

  Terms of the loan agreements include various covenants which require the Company to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures.

  Maturities of long-term debt total $1,130,000 for 1998.

  The Company maintains a $20,000,000 variable-rate (based on LIBOR plus .4%) unsecured revolving credit agreement which expires on June 30, 2001. As of December 31, 1997 and 1996, there were no borrowings outstanding under this agreement.

  The Company also has line of credit facilities of $27,500,000 which expire on April 30, 1998. Short-term borrowings under these facilities totaled $15,000,000 and $10,000,000 at December 31, 1997 and 1996, respectively. The weighted average interest rate on the short-term borrowings during 1997 and 1996 were 6.5% and 6.9%, respectively.

6. CAPITAL STOCK AND STOCKHOLDERS' RIGHTS PLAN

 Capital Stock

  The table below summarizes certain information about the Company's capital stock at December 31, 1997 and 1996 (in thousands, except per share data):

                                                                PAR   AUTHORIZED
CLASS                                                          VALUE    SHARES
-----                                                          ------ ----------
Preferred stock............................................... No par      1,000
Common stock.................................................. $ 1.00    100,000

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, are outstanding on each share of outstanding common stock. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $100. The Rights become exercisable and transferable after a public announcement that a person or group has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If the Company is acquired in a merger or business combination, each Right exercised gives the holder the right to purchase $200 of market value of common stock of the surviving company for the $100 exercise price. The Rights Plan was amended in 1996 to extend the expiration of the Rights to May 12, 2007. The Rights may be redeemed by the Company at five cents per Right at any time prior to the public announcement of the acquisition of 20% of the common stock. At December 31, 1997 and 1996, 25,000,000 shares of common stock were reserved for potential exercise of the Rights.

                           ARTHUR J. GALLAGHER & CO.

7. EARNINGS PER SHARE

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
Net earnings........................................  $ 53,316 $ 43,144 $ 42,391
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    16,454   16,447   16,509
Dilutive effect of stock options using the treasury
 stock method.......................................       584      681      909
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    17,038   17,128   17,418
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.24 $   2.62 $   2.57
Net earnings per common and common equivalent share.      3.13     2.52     2.43

  Options to purchase 644,000, 1,313,000 and 22,000 shares of common stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

8. STOCK OPTION PLANS

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

  In addition, the Company has a non-employee director's stock option plan which currently authorizes 200,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of the directors' annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair market value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

  The Company also has an incentive stock option plan for its officers and key employees resident in the United Kingdom. The United Kingdom plan is essentially the same as the Company's domestic employee stock option plans, with certain modifications to comply with United Kingdom law and to provide potentially favorable tax treatment for grantees resident in the United Kingdom.

  The Company accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for stock options granted to employees. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma information regarding net earnings and net earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated

                           ARTHUR J. GALLAGHER & CO.

8. STOCK OPTION PLANS--(CONTINUED)
fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net earnings and net earnings per share would have been as follows (in thousands, except per share data):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
Pro forma net earnings..............................  $ 52,425 $ 42,500 $ 42,138
Pro forma net earnings per common share.............      3.19     2.58     2.55
Pro forma net earnings per common and common equiva-
 lent share.........................................      3.08     2.48     2.42

  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives.
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
Dividend yield......................................      3.0%     2.9%     2.9%
Risk-free interest rate.............................      5.7%     6.3%     6.2%
Volatility..........................................     23.9%    24.1%    24.5%
Expected life (years)...............................      8.0      8.0      8.0

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

  The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

  The following is a summary of all of the Company's stock option activity and related information (in thousands, except exercise price data):

                                       YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                                1997              1996              1995
                          ----------------- ----------------- -----------------
                                   WEIGHTED          WEIGHTED          WEIGHTED
                          SHARES   AVERAGE  SHARES   AVERAGE  SHARES   AVERAGE
                           UNDER   EXERCISE  UNDER   EXERCISE  UNDER   EXERCISE
                          OPTION    PRICE   OPTION    PRICE   OPTION    PRICE
                          ------   -------- ------   -------- ------   --------
Beginning balance........  4,910    $27.18   4,770    $25.87   4,614    $24.29
Granted..................    149     33.18     714     32.05     626     34.49
Exercised................   (557)    19.69    (398)    20.02    (356)    19.80
Canceled.................   (175)    29.44    (176)    28.44    (114)    27.97
                          ------   ------   ------   ------   ------   ------
Ending balance...........  4,327    $28.26   4,910    $27.18   4,770    $25.87
                          ======   ======   ======   ======   ======   ======
Exercisable at end of
 year....................  1,780             1,728             1,513
                          ======            ======            ======

  Options with respect to 1,525,000 shares were available for grant at December 31, 1997.

                           ARTHUR J. GALLAGHER & CO.

8. STOCK OPTION PLANS--(CONTINUED)

  Other information regarding stock options outstanding and exercisable at December 31, 1997 is summarized as follows (in thousands, except exercise price data):

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE
                                       REMAINING  WEIGHTED             WEIGHTED
                                      CONTRACTUAL AVERAGE              AVERAGE
RANGE OF EXERCISE PRICES    NUMBER       LIFE     EXERCISE   NUMBER    EXERCISE
------------------------  OUTSTANDING (IN YEARS)   PRICE   EXERCISABLE  PRICE
                          ----------- ----------- -------- ----------- --------
$ 7.13 - $21.25..........     1,101        2.97    $19.53        656    $19.11
 22.00 -  31.13..........     1,090        5.15     26.92        499     25.80
 31.25 -  33.75..........     1,452        6.84     32.76        475     33.06
 34.25 -  39.13..........       684        7.83     34.87        150     34.87
                           --------    --------   ------    -------    ------
$ 7.13 - $39.13..........     4,327        5.58    $28.26      1,780    $26.03
                           ========    ========   ======    =======    ======

9. RETIREMENT PLANS

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

  The Company accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions." The difference between the present value of the projected benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

  The following table sets forth the plan's estimated funded status and amounts recognized in the accompanying consolidated financial statements (in thousands):

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Actuarial present value of accumulated benefit obligation:
 Vested...................................................... $37,329  $30,115
 Nonvested...................................................   6,503    6,039
                                                              -------  -------
                                                              $43,832  $36,154
                                                              =======  =======
Projected benefit obligation................................. $63,747  $52,931
Assets at fair value.........................................  45,560   39,045
                                                              -------  -------
Projected benefit obligation in excess of plan assets........  18,187   13,886
Unrecognized net gain (loss) from past experience different
 from that assumed and effects of changes in assumptions.....   1,416     (287)
Unamortized portion of net obligation at January 1...........    (499)    (555)
                                                              -------  -------
Unfunded accrued pension cost................................ $19,104  $13,044
                                                              =======  =======

                           ARTHUR J. GALLAGHER & CO.

9. RETIREMENT PLANS--(CONTINUED)

  Pension expense for the plan consists of the following (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Service cost--benefits earned during the year..... $  7,046  $  5,790  $  5,027
Interest cost on projected benefit obligation.....    3,985     3,322     2,775
Actual return on plan assets......................   (5,810)   (3,561)   (5,283)
Net amortization and deferral.....................    2,452       722     3,194
                                                   --------  --------  --------
Net pension expense............................... $  7,673  $  6,273  $  5,713
                                                   ========  ========  ========

  The following assumptions were used in determining the actuarial present value of the plan's projected benefit obligation for 1997, 1996 and 1995:

Discount rate.............................................................. 7.5%
Rate of increase in future compensation levels............................. 6.5%
Expected long-term rate of return on assets................................ 9.0%

  The Company has a contributory savings and thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. The Company contributed $2,651,000, $3,151,000 and $1,179,000 in 1997, 1996 and 1995, respectively.

  The Company also has a foreign defined contribution plan which provides for basic contributions by the Company and voluntary contributions by employees which are matched 100% by the Company, up to a maximum of 5% of salary, as defined.

  In 1997, the Company settled a foreign defined benefit plan and enrolled the participants into a foreign defined contribution plan. At the time of the settlement of the foreign plan, there was a surplus of plan assets in excess of benefit obligations. Previously vested benefits of the plan participants were settled by the purchase of annuity policies with a life insurance company. As a result of the defined benefit plan settlement, the Company recognized a $4,830,000 gain in 1997 which was recorded as a reduction of salaries and employee benefits expense.

  Net expense (income) for foreign retirement plans amounted to $(3,180,000) in 1997, $1,383,000 in 1996 and $1,703,000 in 1995.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  In 1992, the Company amended its health benefits plan to eliminate retiree coverage, except for current retirees and those employees who had already attained a specified age and length of service. The retiree health plan is contributory, with contributions adjusted annually and is funded on a pay-as-you-go basis.

  The components of the net periodic postretirement benefit cost include the following (in thousands):

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Service cost............................................ $  --   $  --   $  --
Interest cost...........................................    763     717     701
Amortization of transition obligation...................    512     512     512
Amortization of gain....................................    (89)   (209)   (379)
                                                         ------  ------  ------
Net periodic postretirement benefit cost................ $1,186  $1,020  $  834
                                                         ======  ======  ======

                           ARTHUR J. GALLAGHER & CO.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--(CONTINUED)

  The following table sets forth the estimated funded status and amounts recognized in the accompanying consolidated financial statements (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
Accumulated postretirement benefit obligation:
  Retirees.................................................... $ 6,485  $ 5,276
  Active eligible employees...................................   4,795    4,836
                                                               -------  -------
                                                                11,280   10,112
Unrecognized transition obligation............................  (7,676)  (8,188)
Unrecognized gain.............................................     729    1,611
                                                               -------  -------
Accrued postretirement benefit cost........................... $ 4,333  $ 3,535
                                                               =======  =======

  The assumed healthcare cost trend rate used for the next year is 8.5%, scaling down to 4.5% after 11 years. A 1% increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by $1,471,000 at December 31, 1997 and would increase the net periodic postretirement benefit cost for 1997 by $98,000.

  The discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at December 31, 1997 and 1996. The transition obligation is being amortized over 20 years.

11. COMMITMENTS AND CONTINGENCIES

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

  Minimum aggregate rental commitments at December 31, 1997 under noncancelable operating leases having an initial term of more than one year are as follows (in thousands):

                                                                         TOTAL
                                                                        --------
1998................................................................... $ 25,693
1999...................................................................   23,183
2000...................................................................   18,627
2001...................................................................   14,853
2002...................................................................   11,605
Subsequent years.......................................................   49,508
                                                                        --------
                                                                        $143,469
                                                                        ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $30,446,000 in 1997, $28,519,000 in 1996 and $27,859,000 in 1995.

  The Company has made commitments to invest additional funds in several of its equity and tax advantaged investments. At December 31, 1997, the Company has made commitments to invest $26,000,000 in these investments in 1998. In addition, the Company has contingently committed to invest an additional $3,000,000 in 1998 related to a line of credit arrangement with one of its equity investments. At December 31, 1997, the Company has agreed to unconditionally guarantee $30,000,000 of debt that will be incurred by two of the Company's equity investments in 1998.

                           ARTHUR J. GALLAGHER & CO.

12. INCOME TAXES

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Earnings before income taxes:
  Domestic........................................... $74,147  $61,478  $64,822
  Foreign............................................   6,635    4,199    3,401
                                                      -------  -------  -------
                                                      $80,782  $65,677  $68,223
                                                      =======  =======  =======
Provision for income taxes:
  Federal:
    Current.......................................... $30,264  $19,716  $22,332
    Deferred......................................... (10,284)  (3,737)  (2,716)
                                                      -------  -------  -------
                                                       19,980   15,979   19,616
                                                      -------  -------  -------
  State and local:
    Current..........................................   6,300    5,335    5,295
    Deferred.........................................  (1,469)    (415)    (384)
                                                      -------  -------  -------
                                                        4,831    4,920    4,911
                                                      -------  -------  -------
  Foreign:
    Current..........................................   1,318      729    1,524
    Deferred.........................................   1,337      905     (219)
                                                      -------  -------  -------
                                                        2,655    1,634    1,305
                                                      -------  -------  -------
Total provision for income taxes..................... $27,466  $22,533  $25,832
                                                      =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                                  1997    1996
                                                                 ------- -------
Deferred tax liabilities:
  Leveraged leases.............................................. $   444 $ 1,324
  Unrealized investment gain....................................   1,105     593
  Other.........................................................   1,124   4,555
                                                                 ------- -------
    Deferred tax liabilities....................................   2,673   6,472
                                                                 ------- -------
Deferred tax assets:
  Accrued and unfunded compensation and employee benefits.......  15,138  12,620
  Accrued liabilities...........................................  13,938  11,132
  Other.........................................................   2,079   1,872
                                                                 ------- -------
    Total deferred tax assets...................................  31,155  25,624
    Valuation allowance for deferred tax assets.................     --      --
                                                                 ------- -------
    Deferred tax assets.........................................  31,155  25,624
                                                                 ------- -------
Net deferred tax assets......................................... $28,482 $19,152
                                                                 ======= =======

                           ARTHUR J. GALLAGHER & CO.

12. INCOME TAXES--(CONTINUED)

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows (in thousands):

                                     YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------
                                1997              1996              1995
                           ----------------  ----------------  ----------------
                                      % OF              % OF              % OF
                                     PRETAX            PRETAX            PRETAX
                           AMOUNT    INCOME  AMOUNT    INCOME  AMOUNT    INCOME
                           -------   ------  -------   ------  -------   ------
Federal statutory rate...  $28,274    35.0   $22,987    35.0   $23,878    35.0
State income taxes--net
 of federal..............    2,921     3.6     3,148     4.8     3,428     5.0
Pre-acquisition earnings
 of pooled companies
 taxed to previous
 owners..................      (84)   (0.1)     (468)   (0.7)   (1,065)   (1.6)
Foreign taxes............      592     0.7       208     0.3       215     0.3
General business credits.   (2,697)   (3.3)   (2,242)   (3.4)     (778)   (1.1)
Other--net...............   (1,540)   (1.9)   (1,100)   (1.7)      154     0.3
                           -------   -----   -------   -----   -------   -----
Provision for income
 taxes...................  $27,466    34.0   $22,533    34.3   $25,832    37.9
                           =======   =====   =======   =====   =======   =====

  During the period from 1994 to 1996, the Company provided for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the U.S. federal income tax laws effective in 1997 the Company no longer provides for U.S. income taxes on the undistributed earnings ($27,200,000 at December 31, 1997) of certain foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is $6,500,000 at December 31, 1997.

13. FOREIGN OPERATIONS

  Financial data by geographic areas of operation are as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   -------- --------  --------
Revenues:
  Commissions and fees
    United States................................. $422,416 $411,658  $396,772
    Foreign, principally United Kingdom...........   32,624   26,466    27,235
                                                   -------- --------  --------
                                                    455,040  438,124   424,007
  Investment income and other.....................   32,988   23,898    21,816
                                                   -------- --------  --------
                                                   $488,028 $462,022  $445,823
                                                   ======== ========  ========
Earnings before income taxes:
  Operating earnings (loss)
    United States................................. $ 76,138 $ 68,135  $ 69,895
    Foreign, principally United Kingdom...........    1,683       48    (1,285)
                                                   -------- --------  --------
                                                     77,821   68,183    68,610
  Net general corporate income (expense),
     including interest expense and investment
     income and other.............................    2,961   (2,506)     (387)
                                                   -------- --------  --------
                                                   $ 80,782 $ 65,677  $ 68,223
                                                   ======== ========  ========

                           ARTHUR J. GALLAGHER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

13. FOREIGN OPERATIONS--(CONTINUED)

                            DECEMBER 31,
                          -----------------
                            1997     1996
                          -------- --------
Identifiable assets:
  United States.........  $255,905 $281,623
  Foreign, principally
   United Kingdom.......   158,153  133,368
                          -------- --------
                           414,058  414,991
  Corporate.............   227,694  177,297
                          -------- --------
                          $641,752 $592,288
                          ======== ========

  The accompanying consolidated financial statements include liabilities of $127,048,000 and $107,053,000 at December 31, 1997 and 1996, respectively, after elimination of intercompany balances, applicable to foreign operations.

  Net foreign exchange gains were $74,000 in 1997, $253,000 in 1996 and $85,000 in 1995.

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

  Quarterly operating results for 1997 and 1996 were as follows (in thousands, except per share data):

                                              1ST      2ND      3RD      4TH
                                            -------- -------- -------- --------
1997
Total revenues............................. $111,477 $116,578 $130,401 $129,572
Earnings before income taxes...............   13,998   19,381   28,128   19,275
Net earnings...............................    9,238   12,792   18,565   12,721
Net earnings per common share..............      .56      .78     1.13      .77
Net earnings per common and common
 equivalent share..........................      .54      .76     1.08      .74
1996
Total revenues............................. $108,177 $109,841 $123,116 $120,888
Earnings before income taxes...............   14,029   11,566   25,000   15,082
Net earnings...............................    8,534    7,001   17,685    9,924
Net earnings per common share..............      .51      .42     1.08      .60
Net earnings per common and common
 equivalent share..........................      .49      .41     1.04      .59

  The 1996 and first three quarters of 1997 net earnings per share amounts have been restated to conform to the SFAS 128 requirements.

                              MANAGEMENT'S REPORT

  The Management of Arthur J. Gallagher & Co. is responsible for the preparation and integrity of the consolidated financial statements and the related financial comments appearing in this annual report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments. Other financial information presented in the annual report is consistent with the consolidated financial statements.

  The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are recorded and reported properly. This system of controls is based on written policies and procedures, appropriate divisions of responsibility and authority, careful selection and training of personnel and the utilization of an internal audit function. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.

  Ernst & Young LLP, independent auditors, has audited the Company's consolidated financial statements and their report is presented herein.

  The Board of Directors has an Audit Committee composed entirely of outside directors. Ernst & Young LLP has direct access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

                                          Arthur J. Gallagher & Co.

Itasca, Illinois
January 20, 1998

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          ERNST & YOUNG LLP

Chicago, Illinois
January 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 27, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation of the Company's directors and executive officers is included in the Proxy Statement dated March 27, 1998 under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 27, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1997.

      (b) Consolidated Balance Sheet as of December 31, 1997 and 1996.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1997.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1997.

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

    All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
--------
   *Filed as exhibits to this Form 10-K with the Securities and Exchange Commission; only Exhibits 21.0 and 23.1 are included in this book.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

  (b) Reports on Form 8-K

    Not applicable

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 26TH DAY OF FEBRUARY, 1998.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 26TH DAY OF FEBRUARY, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Jack H. Lazzaro               Vice President--Finance (Chief Accounting
___________________________________________   Officer)
              Jack H. Lazzaro
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
             *John G. Campbell              Director
  _________________________________________
             John G. Campbell
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
           *Philip A. Marineau              Director
___________________________________________
            Philip A. Marineau
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

         /s/ Carl E. Fasig
*By: ________________________________
   Carl E. Fasig, Attorney-in-Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE  ADDITIONS
                                        AT      CHARGED                 BALANCE
                                     BEGINNING    TO                    AT END
                                      OF YEAR   EXPENSE  ADJUSTMENTS    OF YEAR
                                     --------- --------- -----------    -------
Year ended December 31, 1997
  Allowance for doubtful accounts...  $   889   $  635     $  (665)(1)  $   859
  Accumulated amortization of
   goodwill.........................    3,419      237        (279)(2)    3,377
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    2,916      756      (1,020)(3)    2,652
Year ended December 31, 1996
  Allowance for doubtful accounts...  $   729   $2,111     $(1,951)(1)  $   889
  Accumulated amortization of
   goodwill.........................    4,006      361        (948)(2)    3,419
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    3,851      699      (1,634)(3)    2,916
Year ended December 31, 1995
  Allowance for doubtful accounts...  $   846   $   77     $  (194)(1)  $   729
  Accumulated amortization of
   goodwill.........................    3,760      364        (118)(2)    4,006
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    4,184      540        (873)(3)    3,851

--------
(1) Bad debt write-offs net of recoveries.
(2)Reversal of fully amortized goodwill.
(3) Reversal of fully amortized non-compete agreements and expiration lists.