Form 10-Q
period 1998-03-31
GALLAGHER ARTHUR J & CO
filed 1998-04-29
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

YES [X]   NO  [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 1998 was 16,994,047.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                        Page No.
Part I.   Financial Information:

     Item 1.   Financial Statements (Unaudited):

               Consolidated Statement of Earnings for the three-month
                    period ended March 31, 1998 and 1997..................     3

               Consolidated Balance Sheet at March 31, 1998 and
                    December 31, 1997.....................................     4

               Consolidated Statement of Cash Flows for the three-month
                    period ended March 31, 1998 and 1997..................     5

               Notes to Consolidated Financial Statements.................   6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  8-10

Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K...........................    11

               Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures...........................................................    12


                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                  Three-month period ended
                                                          March 31,
                                                    1998            1997
                                                  --------        --------
                                           (in thousands, except per share data)
Operating Results

Revenues:
       Commissions                                $ 66,374        $ 63,279
       Fees                                         46,827          41,773
       Investment income and other                   7,078           6,425
                                                  --------        --------
         Total revenues                            120,279         111,477

Expenses:
       Salaries and employee benefits               65,912          61,210
       Other operating expenses                     37,743          36,269
                                                  --------        --------
         Total expenses                            103,655          97,479
                                                  --------        --------

Earnings before income taxes                        16,624          13,998
Provision for income taxes                           5,652           4,760
                                                  --------        --------

         Net earnings                             $ 10,972        $  9,238
                                                  ========        ========

Net earnings per common share                     $    .66        $    .56

Net earnings per common and
  common equivalent share                              .63             .54

Dividends declared per common share                    .35             .31

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                            March 31,   December 31,
                                                              1998          1997
                                                            ---------   ------------
                                                                 (in thousands)
               ASSETS

Current assets:
       Cash and cash equivalents                            $ 48,004      $ 67,178
       Restricted cash                                       100,053        81,160
       Premiums and fees receivable                          191,625       217,555
       Investment strategies - trading                        64,968        62,681
       Other                                                  39,520        40,267
                                                            --------      --------
              Total current assets                           444,170       468,841

Marketable securities - available for sale                    39,330        39,203
Deferred income taxes and other noncurrent assets            109,950        95,528

Fixed assets                                                  88,292        86,758
Accumulated depreciation and amortization                    (61,360)      (58,948)
                                                            --------      --------
              Net fixed assets                                26,932        27,810

Intangible assets - net                                       10,246        10,370
                                                            --------      --------
                                                            $630,628      $641,752
                                                            ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Premiums payable to insurance companies              $310,950      $312,349
       Accrued salaries and bonuses                           10,197        18,385
       Accounts payable and other accrued liabilities         89,369        89,846
       Unearned fees                                          17,433        11,608
       Income taxes payable                                    6,232        10,783
       Other                                                   4,012        23,067
                                                            --------      --------
              Total current liabilities                      438,193       466,038

Other noncurrent liabilities                                  14,644        11,807

Stockholders' equity:
       Common stock - issued and outstanding 16,994 shares
             in 1998 and 16,591 shares in 1997                16,994        16,591
       Capital in excess of par value                         12,530         4,349
       Retained earnings                                     146,465       141,309
       Accumulated other comprehensive earnings                1,802         1,658
                                                            --------      --------
              Total stockholders' equity                     177,791       163,907
                                                            --------      --------
                                                            $630,628      $641,752
                                                            ========      ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three-month period ended
                                                                March 31,
                                                        1998              1997
                                                        ----              ----
                                                           (in thousands)
Cash flows from operating activities:
  Net earnings                                        $ 10,972         $  9,238
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
        Net gain on investments and other               (1,780)            (877)
        Depreciation and amortization                    2,884            2,601
        (Increase) decrease in restricted cash         (18,893)           4,174
        Decrease in premiums receivable                 29,536           46,397
        Decrease in premiums payable                    (1,399)         (48,553)
        Increase in trading investments - net             (894)            (893)
        Decrease in other current assets                   747              909
        Decrease in accrued salaries and bonuses        (8,188)          (4,157)
        (Decrease) increase in accounts payable and
         other accrued liabilities                      (1,282)           3,996
        (Decrease) increase in income taxes payable     (4,551)           1,204
        Net change in deferred income taxes                786             (244)
        Other                                            1,615           (3,001)
                                                      --------         --------
         Net cash provided by operating activities       9,553           10,794
                                                      --------         --------

Cash flows from investing activities:
  Purchases of marketable securities                    (8,819)          (4,416)
  Proceeds from sales of marketable securities           9,081            4,841
  Proceeds from maturities of marketable securities        237               57
  Net additions to fixed assets                         (1,780)          (1,806)
  Other                                                (15,263)          (6,089)
                                                      --------         --------
         Net cash used by investing activities         (16,544)          (7,413)
                                                      --------         --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 6,800            1,981
  Tax benefit from issuance of common stock              1,793              303
  Repurchases of common stock                              (15)          (6,757)
  Dividends paid                                        (5,143)          (4,725)
  Retirement of long-term debt                            (630)            (630)
  Borrowings on line of credit facilities                    -            7,500
  Repayments on line of credit facilities              (15,000)         (10,000)
  Equity transactions of pooled companies
   prior to dates of acquisition                            12              159
                                                      --------         --------
         Net cash used by financing activities         (12,183)         (12,169)
                                                      --------         --------

Net decrease in cash and cash equivalents              (19,174)          (8,788)
Cash and cash equivalents at beginning of period        67,178           57,017
                                                      --------         --------
Cash and cash equivalents at end of period            $ 48,004         $ 48,229
                                                      ========         ========

Supplemental disclosures of cash flow information:

  Interest paid                                       $    236         $    201
  Income taxes paid                                      5,482            2,575

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1997 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth.

     The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders.

2.   Acquisitions - Poolings of Interests

     During the three-month period ended March 31, 1998, the Company acquired substantially all of the net assets of EBC, Inc., d/b/a Employee Benefits of The Carolinas; Martin, Gordon & Jones, Inc. and three other less significant companies in exchange for 126,000 shares of its Common Stock. These acquisitions, accounted for as poolings of interests, were not significant to the Company and accordingly, prior period financial statements were not restated.

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                                     Three-month period ended
                                                                              March 31,
                                                                         1998         1997
                                                                        -------      -------
     Net earnings                                                       $10,972      $ 9,238
                                                                        =======      =======
     Weighted average number of common shares outstanding                16,724       16,485
     Dilutive effect of stock options using the treasury stock method       750          504
                                                                        -------      -------
     Weighted average number of common and common equivalent shares
      outstanding                                                        17,474       16,989
                                                                        =======      =======
     Net earnings per common share                                      $   .66      $   .56
     Net earnings per common and common equivalent share                    .63           54

     Options to purchase 4,000 and 2,160,000 shares of common stock were outstanding during the first quarter ended March 31, 1998, and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)


4.   Comprehensive Earnings

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net earnings or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

     The components of comprehensive earnings and accumulated other comprehensive earnings are as follows (in thousands):

                                                        Three-month period ended
                                                                 March 31,
                                                         1998             1997
                                                        -------          ------
     Net earnings                                       $10,972          $9,238
     Net change in unrealized gain on available for
       sale securities, net of income taxes
       of $96 and ($11), respectively                       144             (16)
                                                        -------          ------
     Comprehensive earnings                             $11,116          $9,222
                                                        =======          ======

     Accumulated other comprehensive earnings
       at beginning of period                           $ 1,658          $  889
     Net change in unrealized gain on available for
       sale securities, net of income taxes                 144             (16)
                                                        -------          ------
     Accumulated other comprehensive earnings
       at end of period                                 $ 1,802          $  873
                                                        =======          ======

5.   Effect of New Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. However, segment information is not required to be reported in interim financial statements in the initial year of adoption. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed all of the analyses required to determine the full impact of SFAS 131.

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

Commission revenues increased by 5% to $66.4 million in the first quarter of 1998. This increase is due principally to new business production partially offset by lost business.

Fee revenues increased by 12% to $46.8 million in the first quarter of 1998 over the same period in 1997. This increase reflects strong new business production of approximately $7.4 million of self-insurance products generated primarily by Gallagher Bassett Services, Inc., partially offset by lost business.

Investment income and other increased 10% to $7.1 million in the first quarter of 1998 over the same period in 1997. This increase is due primarily to increased returns on several investment strategies which are invested with outside fund managers that were partially offset by a non-recurring gain of $1.6 million recognized on the sale of a line of business and on another investment recorded in the first quarter of 1997.

Total expenses increased by 6% or $6.2 million in the first quarter of 1998 over the same period in 1997.

Salaries and employee benefits increased by $4.7 million or 8%, to $65.9 million in the first quarter of 1998 over the same period in 1997. This increase is due principally to salary increases and higher employee fringe benefit costs.

Other operating expenses increased by $1.5 million or 4% to $37.7 million in the first quarter of 1998 over the same period in 1997. This increase is due primarily to increases in rent and general office expenses related to new and expanded offices, professional fees and outside brokerage expense.

The effective income tax rate of 34% for the first quarter of 1998 and 1997 is less than the statutory federal rate due primarily to the effect of tax benefits generated by certain investments which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the first quarter of 1998 were $.63 compared to $.54 for the same period in 1997, a 17% increase. This increase primarily reflects the growth in revenues, partially offset by a smaller growth in expenses noted above.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to fund the operating and capital expenditures of the Company. Cash generated from operating activities was $9.6 million and $10.8 million for the three months ended March 31, 1998 and 1997, respectively. Because of the variability related to the timing of fees receivable and premiums receivable and payable, net cash flows from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's liquidity.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of March 31, 1998, there were no borrowings existing under this agreement. The Company also has a term loan agreement (the "Term Loan Agreement") that has an outstanding balance of $500,000 at March 31, 1998. The loan under the Term Loan Agreement is due in 1998. These funds were used to finance some of the Company's alternative investments.

The Credit Agreement and Term Loan Agreement require the maintenance of certain financial requirements. The Company is currently in compliance with these requirements.

The Company has line of credit facilities of $27.5 million which expire on April 30, 1999. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During the three months ended March 31, 1998, the Company repaid $15.0 million of short-term borrowings and at March 31, 1998, no borrowings existed under these facilities. At March 31, 1997, $7.5 million was outstanding under these facilities, which was used to finance expanded investment activity.

The Company has made commitments to invest additional funds in several of its equity and tax advantaged investments. At December 31, 1997, the Company had commitments to invest $26.0 million in these investments in 1998. In addition, the Company contingently committed to invest an additional $3.0 million in 1998 related to a line of credit arrangement with one of its equity investments. As of March 31, 1998, approximately $15.0 million had been invested under these commitments. At March 31, 1998, the Company has agreed to unconditionally guarantee $30.0 million of debt that was incurred by two of the Company's equity investments in 1998. As of March 31, 1998, no funds have been expended related to these guarantees.

Through the first three months of 1998, the Company paid $5.1 million in cash dividends on its common stock. On January 22, 1998, the Company declared a regular quarterly cash dividend of $.35 per share payable on April 15, 1998 to Shareholders of Record as of March 31, 1998. This is a 13% increase over the quarterly dividend per share in 1997.

Net capital expenditures were $1.8 million for each of the three month periods ended March 31, 1998 and 1997. In 1998, the Company expects to make expenditures for capital improvements at least equal to the $11.3 million spent in the year ended December 31, 1997. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 1998, to repurchase its common stock. Through the first three months of 1998, the Company repurchased a nominal amount of common stock for $15,000. Through the first three months of 1997, the Company repurchased 227,000 shares at a cost of $6.8 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 300,000 additional shares through June 30, 1998. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward looking statements. Forward-looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market, despite high losses which reduces premiums thereby reducing commissions; continued low interest rates will reduce the Company's income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of April, 1998.



                                         ARTHUR J. GALLAGHER & CO.



                                         /s/ Michael J. Cloherty
                                         ---------------------------------------
                                                Michael J. Cloherty
                                              Executive Vice President
                                              Chief Financial Officer



                                         /s/ Jack H. Lazzaro
                                         ---------------------------------------
                                                  Jack H. Lazzaro
                                              Vice President - Finance
                                              Chief Accounting Officer