Form 10-Q
period 1998-06-30
GALLAGHER ARTHUR J & CO
filed 1998-08-03
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR
                                      -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO _________________________

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

YES  [X]        NO  [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 1998 was 17,241,933.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                       PAGE NO.
Part 1. Financial Information:

     Item 1. Financial Statements (Unaudited):

             Consolidated Statement of Earnings for the three-month
               and six-month periods ended June 30, 1998 and 1997............ 3

             Consolidated Balance Sheet at June 30, 1998 and
               December 31, 1997............................................. 4

             Consolidated Statement of Cash Flows for the six-month periods ended June 30, 1998 and 1997.................................. 5

             Notes to Consolidated Financial Statements.................... 6-7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 8-10

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders............ 11

     Item 6. Exhibits and Reports on Form 8-K............................... 11

             Exhibit 10.25 - Arthur J. Gallagher & Co. United Kingdom
             Incentive Stock Option Plan (Approved by the Inland Revenue on June 12, 1998)

             Exhibit 10.26 - Arthur J. Gallagher & Co. 1988 Incentive Stock
             Option Plan (Restated as of May 19, 1998)

             Exhibit 10.27 - Arthur J. Gallagher & Co. 1988 Nonqualified Stock
             Option Plan (Restated as of January 22, 1998)

             Exhibit 10.28 - Arthur J. Gallagher & Co. 1989 Non-Employee
             Directors' Stock Option Plan (Restated as of January 22, 1998)

             Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures............................................................. 12

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                            Three-month period ended  Six-month period ended
                                                    June 30,                 June 30,
                                               1998         1997         1998        1997
                                            -----------  -----------  ----------  ----------
                                                 (In thousands, except per share data)
     Operating Results

     Revenues:
          Commissions                          $ 65,891     $ 63,216    $132,265    $126,495
          Fees                                   49,588       43,354      96,415      85,127
          Investment income and other             5,515        7,156      12,593      11,935
          Non-recurring gains                         -        2,852           -       4,498
                                               --------     --------    --------    --------
           Total revenues                       120,994      116,578     241,273     228,055

     Expenses:
          Salaries and employee benefits         67,243       57,988     133,155     119,198
          Other operating expenses               39,554       39,209      77,297      75,478
                                               --------     --------    --------    --------
           Total expenses                       106,797       97,197     210,452     194,676
                                               --------     --------    --------    --------

     Earnings before income taxes                14,197       19,381      30,821      33,379

     Provision for income taxes                   4,827        6,589      10,479      11,349
                                               --------     --------    --------    --------

          Net earnings                         $  9,370     $ 12,792    $ 20,342    $ 22,030
                                               ========     ========    ========    ========

     Net earnings per common share             $    .55     $    .78    $   1.20    $   1.34

     Net earnings per common and
      common equivalent share                       .52          .76        1.15        1.30

     Dividends declared per common share            .35          .31         .70         .62

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                         June 30,   December 31,
                                                           1998         1997
                                                        ----------  -------------
                                                            (In thousands)
                   ASSETS
Current assets:
 Cash and cash equivalents                               $ 60,188       $ 67,178
 Restricted cash                                           92,725         81,160
 Premiums and fees receivable                             258,297        217,555
 Investment strategies - trading                           62,457         62,681
 Other                                                     45,062         40,267
                                                         --------       --------
  Total current assets                                    518,729        468,841

Marketable securities - available for sale                 25,201         39,203
Deferred income taxes and other noncurrent assets         125,555         95,528

Fixed assets                                               91,419         86,758
Accumulated depreciation and amortization                 (64,540)       (58,948)
                                                         --------       --------
  Net fixed assets                                         26,879         27,810

Intangible assets - net                                     9,926         10,370
                                                         --------       --------
                                                         $706,290       $641,752
                                                         ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Premiums payable to insurance companies                 $364,331       $312,349
 Accrued salaries and bonuses                              10,045         18,385
 Accounts payable and other accrued liabilities            83,600         89,846
 Unearned fees                                             17,599         11,608
 Income taxes payable                                         520         10,783
 Other                                                     32,276         23,067
                                                         --------       --------
  Total current liabilities                               508,371        466,038

Other noncurrent liabilities                               12,584         11,807

Stockholders' equity:
 Common stock - issued and outstanding 17,242 shares
  in 1998 and 16,591 shares in 1997                        17,242         16,591
 Capital in excess of par value                            16,617          4,349
 Retained earnings                                        149,881        141,309
 Accumulated other comprehensive earnings                   1,595          1,658
                                                         --------       --------
  Total stockholders' equity                              185,335        163,907
                                                         --------       --------
                                                         $706,290       $641,752
                                                         ========       ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    Six-month period ended
                                                            June 30,
                                                       1998         1997
                                                    ---------    ---------
                                                         (In thousands)
Cash flows from operating activities:
 Net earnings                                       $ 20,342     $ 22,030
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Net gain on investments and other                  (2,695)      (2,081)
   Depreciation and amortization                       5,731        5,334
   Increase in restricted cash                       (11,565)     (16,376)
   (Increase) decrease in premiums receivable        (36,345)      17,458
   Increase in premiums payable                       51,982       18,633
   Decrease (increase) in trading investments -
    net                                                1,671       (2,059)
   Increase in other current assets                   (4,795)      (5,079)
   Decrease in accrued salaries and bonuses           (8,340)      (5,649)
   (Decrease) increase in accounts payable and other
    accrued liabilities                               (7,138)       4,664
   Decrease in income taxes payable                  (10,263)      (4,405)
   Net change in deferred income taxes                  (840)       1,074
   Other                                               5,649        1,560
                                                    --------     --------
    Net cash provided by operating activities          3,394       35,104
                                                    --------     --------
Cash flows from investing activities:
 Purchases of marketable securities                  (16,751)      (9,863)
 Proceeds from sales of marketable securities         30,484       11,613
 Proceeds from maturities of marketable
  securities                                           1,423          662
 Net additions to fixed assets                        (4,359)      (4,542)
 Other                                               (29,358)     (13,057)
                                                    --------     --------
Net cash used by investing activities                (18,561)     (15,187)
                                                     -------      -------
Cash flows from financing activities:
 Proceeds from issuance of common stock               10,068        4,127
 Tax benefit from issuance of common stock             2,871          737
 Repurchases of common stock                             (25)     (13,187)
 Dividends paid                                      (11,091)      (9,804)
 Retirement of long-term debt                         (1,130)      (1,130)
 Borrowings on credit agreements                      42,500       15,900
 Repayments on credit agreements                     (35,000)     (15,900)
 Equity transactions of pooled companies prior
  to dates of acquisition                                (16)         (38)
                                                    --------     --------
Net cash provided (used) by financing activities       8,177      (19,295)
                                                   ---------     --------
Net (decrease) increase in cash and
  cash equivalents                                    (6,990)         622
Cash and cash equivalents at beginning of period      67,178       57,017
                                                    --------     --------
Cash and cash equivalents at end of period          $ 60,188     $ 57,639
                                                    ========     ========
Supplemental disclosures of cash flow
  information:
  Interest paid                                     $    727     $    442
  Income taxes paid                                   17,076       11,855

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

2.   BUSINESS COMBINATIONS

     During the six-month period ended June 30, 1998, the Company acquired substantially all of the net assets of EBC, Inc., d/b/a Employee Benefits of The Carolinas; Martin, Gordon & Jones, Inc.; McElveen Insurance Agency, Inc. and three other less significant companies in exchange for 234,000 shares of Common Stock. These acquisitions, accounted for as poolings of interests, were not significant to the Company and accordingly, prior period financial statements were not restated. In May 1998, the Company acquired substantially all of the net assets of an insurance brokerage operation which was accounted for as a purchase. The Company paid cash in this transaction, which was not material to the consolidated financial statements.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                              THREE-MONTH PERIOD ENDED  SIX-MONTH PERIOD ENDED
                                                       JUNE 30,               JUNE 30,
                                                 1998         1997          1998       1997
                                              -----------  -----------  -----------  ----------
         Net earnings                             $ 9,370      $12,792    $20,342    $22,030
                                                  =======      =======    =======    =======
         Weighted average number
           of common shares outstanding            17,099       16,358     16,912     16,421
         Dilutive effect of stock options
           using the treasury stock method            887          532        832        517
                                                  -------      -------    -------    -------
         Weighted average number of
           common and common equivalent
           shares outstanding                      17,986       16,890      17,744   16,938
                                                  =======      =======     =======  =======
         Net earnings per common share            $   .55      $   .78     $  1.20  $  1.34
         Net earnings per common and
           common equivalent share                    .52          .76        1.15     1.30

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

3.   Earnings Per Share (continued)

     Options to purchase 8,000 and 1,405,000 shares of common stock were outstanding during the three-month period ended June 30, 1998, and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. Options to purchase 4,000 and 2,095,000 shares of common stock were outstanding during the six-month period ended June 30, 1998, and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

     The components of comprehensive earnings and accumulated other comprehensive earnings are as follows (in thousands):

                                                           Three-month period ended   Six-month period ended
                                                                   June 30,                  June 30,
                                                               1998        1997          1998        1997
                                                               ----        ----          ----        ----
         Net earnings                                         $9,370     $12,792        $20,342    $22,030
         Net change in unrealized gain on available for
            sale securities, net of income taxes of
            ($138), $199, ($42) and $188, respectively          (207)        298            (63)       282
                                                              ------     -------         -------   -------
         Comprehensive earnings                               $9,163     $13,090         $20,279   $22,312
                                                              ------     -------         -------   -------

         Accumulated other comprehensive earnings
            at beginning of period                            $1,802     $   873         $ 1,658   $   889
         Net change in unrealized gain on available for
            sale securities, net of income taxes                (207)        298             (63)      282
                                                              ------     -------          -------  -------
         Accumulated other comprehensive earnings
            at end of period                                  $1,595     $ 1,171          $ 1,595  $ 1,171
                                                              ------     -------          -------  -------

5.   Effect of New Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. However, segment information is not required to be reported in interim financial statements in the initial year of adoption. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed all of the analyses required to determine the full impact of SFAS 131.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's consolidated operating results or financial position.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace and the Company does not anticipate any change in the near future in this extremely competitive environment.

Commission revenues increased by 4% to $65.9 million in the second quarter of 1998 and by 5% to $132.3 million in the first half of 1998 over the respective periods in 1997. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 14% to $49.6 million in the second quarter of 1998 and by 13% to $96.4 million in the first six months of 1998 over the respective periods in 1997. These increases reflect new business production of approximately $9.8 million in the second quarter of 1998 and $18.3 million in the first six months of 1998 over the respective periods in 1997 and are generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary). These increases are partially offset by lost business.

Investment income and other decreased 45% to $5.5 million in the second quarter of 1998 from the same period in 1997 due primarily to non-recurring gains recognized during the second quarter of 1997 of $1.8 million related to a real estate transaction and $1.1 million from the sale of assets, and to lower returns on funds invested with outside fund managers. Investment income and other decreased by 23% to $12.6 million in the first half of 1998 from the first half of 1997 due primarily to the gains mentioned above, gains of $1.6 million on the sale of assets and other investments recognized in the first quarter of 1997, and to lower returns on funds invested with outside fund managers.

Total expenses increased by 10% or $9.6 million in the second quarter of 1998 over the same period in 1997 and increased by 8% or $15.8 million in the first half of 1998 over the same period in 1997.

Salaries and employee benefits increased by $9.3 million or 16% to $67.2 million in the second quarter of 1998 and increased by $14.0 million or 12% to $133.2 million in the first six months of 1998 over the respective periods in 1997. These increases are due primarily to a $4.8 million non-recurring gain recognized in the second quarter of 1997 from the settlement of a defined benefit pension plan at one of the Company's London subsidiaries and to salary increases and associated higher employee benefit costs in 1998.

Other operating expenses increased by 1% to $39.6 million in the second quarter of 1998 and by 2% to $77.3 million in the first six months of 1998 over the respective periods in 1997. These increases are due primarily to increases in expenses associated with temporary employment services and employee recruitment for new business, rent and general office expenses related to new leases and office expansions, and interest expense. In addition, travel and other direct employee expenses increased in 1998 due to the growth in sales volume.

The effective income tax rate of 34% for the second quarter and first six months of 1998 and 1997 is less than the statutory federal rate of 35% due primarily to the effects of tax benefits generated by certain investments which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the second quarter of 1998 were $.52 compared to $.76 in 1997, a 32% decrease. First half net earnings per common and common equivalent share decreased 8% from $1.30 in 1997 to $1.15 in 1998. These decreases primarily reflect the non-recurring gains in 1997 discussed above.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to fund the operating and capital expenditures of the Company. Cash generated from operating activities was $3.4 million and $35.1 million for the six months ended June 30, 1998 and 1997, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the six months ended June 30, 1998, the Company borrowed $15.0 million and repaid $10.0 million of short-term borrowings under the Credit Agreement. As of June 30, 1998, $5.0 million was outstanding under the Credit Agreement. These borrowings were primarily used to finance a portion of the Company's expanded investment activity on a short-term basis. The Credit Agreement requires the maintenance of certain financial requirements. The Company is currently in compliance with these requirements. The Company also had two Term Loan Agreements. In January and June 1998, the Company retired the remaining loan balances of $630,000 and $500,000, respectively, on these Term Loan Agreements.

The Company also has line of credit facilities of $27.5 million which expire on April 30, 1999. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During the six months ended June 30, 1998, the Company borrowed $27.5 million and repaid $25.0 million of short-term borrowings under these facilities. As of June 30, 1998, $17.5 million was outstanding under these facilities. These borrowings were primarily used to finance a portion of the Company's expanded investment activity on a short-term basis.

The Company has made commitments to invest additional funds in several of its equity and tax advantaged investments. At December 31, 1997, the Company had commitments to invest $26.0 million in these investments in 1998. In addition, the Company contingently committed to invest an additional $3.0 million in 1998 related to a line of credit arrangement with one of its equity investments. As of June 30, 1998, approximately $29.0 million had been invested under these commitments, which were funded primarily from the $15.2 million of net proceeds from the sales and maturities of marketable securities, with the remainder funded from short-term borrowings. At June 30, 1998, the Company has unconditionally guaranteed $30.0 million of debt that was incurred by two of the Company's equity investments in 1998. As of June 30, 1998, no funds have been expended related to these guarantees.

Through the first six months of 1998, the Company paid $11.1 million in cash dividends on its common stock. On May 19, 1998, the Company declared a regular quarterly cash dividend of $.35 per share payable on July 15, 1998 to Shareholders of Record as of June 30, 1998. This is a 13% increase over the quarterly dividend per share in 1997.

Net capital expenditures were $4.4 million and $4.5 million for the six months ended June 30, 1998 and 1997, respectively. In 1998, the Company expects to make expenditures for capital improvements at least equal to the $11.3 million expended in the year ended December 31, 1997. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

In 1988, the Company adopted a plan which has been extended through June 30, 1999, to repurchase its common stock. Through the first six months of 1998 and 1997, the Company repurchased 700 shares at a cost of $25,000 and 414,500 shares at a cost of $13.2 million, respectively. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase up to 750,000 additional shares through June 30, 1999. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

YEAR 2000 COMPLIANCE

Computer programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the Year 2000. Beginning in the Year 2000, this could result in a system failure or miscalculations causing disruptions of operations. With respect to dates in the Year 2000 and thereafter, the Company has completed an assessment of its computer systems and software. The Company is in the process of modifying or replacing portions of its existing software so that its computer systems will function properly in the Year 2000. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The cost of internal compliance has not been material to date and is not expected to be material in the future. The Company plans to substantially complete the required software modifications or replacements in 1998. The Company also has an ongoing program to review the status of Year 2000 compliance efforts of its business partners and vendors. While the Company believes it is taking all of the appropriate steps to assure the Company's Year 2000 compliance, the Company is dependent on business partner, vendor and client compliance to a large extent. Consequently, the Year 2000 compliance problems that may be experienced by the Company's business partners, vendors or clients could have a material adverse effect on the Company's future financial condition and future operating results. No assurance can be given that the Company's and the other entities' efforts will completely address the Year 2000 issue.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements. Forward-looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market (despite high losses) which reduces premiums thereby reducing commissions; continued low interest rates will reduce the Company's income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of Stockholders of Arthur J. Gallagher & Co. held on May 19, 1998, 15,295,153 shares of the Company's Common Stock, or 90.4% of the total Common Stock outstanding on the record date for such meeting, were represented.

         Among other things, the stockholders of the Company elected Mr. Robert
         E. Gallagher, Mr. Frank M. Heffernan, Jr., and Mr. Walter F. McClure as Class II directors with terms expiring in 2001. Of the shares voted with respect to the election of Mr. Robert E. Gallagher, 15,006,648 were voted in favor and 288,505 were voted against. Of the shares voted with respect to the election of Mr. Frank M. Heffernan, Jr., 15,016,539 were voted in favor and 278,614 were voted against. Of the shares voted with respect to the election of Mr. Walter F. McClure, 15,019,713 were voted in favor and 275,440 were voted against.

         The stockholders of the Company also approved amendments to the Arthur
         J. Gallagher & Co. 1988 Incentive Stock Option Plan (i) extending the term through May 10, 2008; (ii) authorizing the Option Committee to amend all existing grants so that all options shall immediately vest in the event of a change in control of the Company; (iii) providing that future option grants shall immediately vest in the event of a change in control of the Company; and (iv) increasing the number of shares of Common Stock subject thereto from 550,000 to 875,000. Of the shares voted with respect to this proposal, 13,328,081 were voted in favor, 696,420 were voted against and 1,270,652 abstained.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibit 10.25 - Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan (Approved by the Inland Revenue on June 12, 1998).

         Exhibit 10.26 - Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan (Restated as of May 19, 1998).

         Exhibit 10.27 - Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan (Restated as of January 22, 1998).

         Exhibit 10.28 - Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock Option Plan (Restated as of January 22, 1998).

         Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July, 1998.



                                ARTHUR J. GALLAGHER & CO.



                                    /s/ Michael J. Cloherty
                                ------------------------------
                                      Michael J. Cloherty
                                    Executive Vice President
                                    Chief Financial Officer



                                     /s/ Jack H. Lazzaro
                                ------------------------------
                                       Jack H. Lazzaro
                                  Vice President - Finance
                                  Chief Accounting Officer