Form 10-Q
period 1998-09-30
GALLAGHER ARTHUR J & CO
filed 1998-11-09
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[_]  Transition report pursuant to section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the transition period
     from                         to
         ------------------------   --------------------------

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

YES [X]     NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 1998 was 17,280,729.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                        Page No.
Part I.  Financial Information:

     Item 1. Financial Statements (Unaudited):

             Consolidated Statement of Earnings for the three-month and
                  nine-month periods ended September 30, 1998 and 1997.      3

             Consolidated Balance Sheet at September 30, 1998 and
                  December 31, 1997....................................      4

             Consolidated Statement of Cash Flows for the nine-month
                  periods ended September 30, 1998 and 1997............      5

             Notes to Consolidated Financial Statements................    6-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   9-12

Part II.  Other Information:

     Item 6. Exhibits and Reports on Form 8-K..........................     13

             Exhibit 27.0 - Financial Data Schedule (Unaudited)

     Signatures........................................................     14

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                       Three-month period ended     Nine-month period ended
                                            September 30,                September 30,
                                         1998            1997         1998           1997
                                       --------        --------     --------       --------
                                              (In thousands, except per share data)
Operating Results

Revenues:
  Commissions                          $ 81,750        $ 72,702     $214,015       $199,197
  Fees                                   57,233          48,127      153,648        133,254
  Investment income and other             1,132           5,943       13,725         17,878
  Non-recurring gains                         -           3,629            -          8,127
                                       --------        --------     --------       --------
    Total revenues                      140,115         130,401      381,388        358,456

Expenses:
  Salaries and employee benefits         70,454          63,547      203,609        182,745
  Other operating expenses               41,120          38,726      118,417        114,204
                                       --------        --------     --------       --------
    Total expenses                      111,574         102,273      322,026        296,949
                                       --------        --------     --------       --------

Earnings before income taxes             28,541          28,128       59,362         61,507

Provision for income taxes                9,204           9,563       19,683         20,912
                                       --------        --------     --------       --------

  Net earnings                         $ 19,337        $ 18,565     $ 39,679       $ 40,595
                                       ========        ========     ========       ========

Net earnings per common share          $   1.12        $   1.13     $   2.33       $   2.47

Net earnings per common and
 common equivalent share                   1.07            1.08         2.22           2.39

Dividends declared per common share         .35             .31         1.05            .93

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                       September 30,   December 31,
                                                           1998            1997
                                                         --------        --------
                                                              (In thousands)
                     ASSETS

Current assets:
  Cash and cash equivalents                              $ 61,663        $ 67,178
  Restricted cash                                         101,729          81,160
  Premiums and fees receivable                            260,692         217,555
  Investment strategies - trading                          56,266          62,681
  Other                                                    39,598          40,267
                                                         --------        --------
    Total current assets                                  519,948         468,841

Marketable securities - available for sale                 21,677          39,203
Deferred income taxes and other noncurrent assets         141,826          95,528

Fixed assets                                               92,724          86,758
Accumulated depreciation and amortization                 (65,320)        (58,948)
                                                         --------        --------
    Net fixed assets                                       27,404          27,810

Intangible assets - net                                    10,143          10,370
                                                         --------        --------
                                                         $720,998        $641,752
                                                         ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Premiums payable to insurance companies                $370,900        $312,349
  Accrued salaries and bonuses                             13,154          18,385
  Accounts payable and other accrued liabilities           85,824          89,846
  Unearned fees                                            16,284          11,608
  Income taxes payable                                      2,889          10,783
  Other                                                    27,704          23,067
                                                         --------        --------
    Total current liabilities                             516,755         466,038

Other noncurrent liabilities                               12,675          11,807

Stockholders' equity:
  Common stock - issued and outstanding 17,281
   shares in 1998 and 16,591 shares in 1997                17,281          16,591
  Capital in excess of par value                           11,111           4,349
  Retained earnings                                       163,358         141,309
  Accumulated other comprehensive earnings                   (182)          1,658
                                                         --------        --------
    Total stockholders' equity                            191,568         163,907
                                                         --------        --------
                                                         $720,998        $641,752
                                                         ========        ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine-month period ended
                                                                          September 30,
                                                                       1998           1997
                                                                     --------       --------
                                                                         (In thousands)
Cash flows from operating activities:
  Net earnings                                                       $ 39,679       $ 40,595
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Net gain on investments and other                                  (2,231)        (3,449)
    Depreciation and amortization                                       8,517          7,983
    Increase in restricted cash                                       (20,569)        (8,017)
    (Increase) decrease in premiums receivable                        (34,842)        32,830
    Increase (decrease) in premiums payable                            58,551         (6,049)
    Decrease (increase) in trading investments - net                    6,881         (5,335)
    Decrease (increase) in other current assets                           669         (4,667)
    Decrease in accrued salaries and bonuses                           (5,231)        (2,596)
    (Decrease) increase in accounts payable and other
     accrued liabilities                                               (6,533)         3,902
    Decrease in income taxes payable                                   (7,894)        (3,620)
    Net change in deferred income taxes                                  (775)           732
    Other                                                              (3,044)         1,752
                                                                     --------       --------
      Net cash provided by operating activities                        33,178         54,061
                                                                     --------       --------

Cash flows from investing activities:
  Purchases of marketable securities                                  (23,508)       (19,918)
  Proceeds from sales of marketable securities                         37,228         18,536
  Proceeds from maturities of marketable securities                     2,459          1,289
  Net additions to fixed assets                                        (7,440)        (6,900)
  Other                                                               (45,764)       (19,344)
                                                                     --------       --------
    Net cash used by investing activities                             (37,025)       (26,337)
                                                                     --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               12,231          7,966
  Tax benefit from issuance of common stock                             3,861          1,747
  Repurchases of common stock                                          (7,042)       (14,536)
  Dividends paid                                                      (17,126)       (14,873)
  Retirement of long-term debt                                         (1,130)        (1,130)
  Borrowings on credit agreements                                      65,000         15,900
  Repayments on credit agreements                                     (57,500)       (25,900)
  Equity transactions of pooled companies prior to
   dates of acquisition                                                    38            (38)
                                                                     --------       --------
    Net cash used by financing activities                              (1,668)       (30,864)
                                                                     --------       --------

Net decrease in cash and cash equivalents                              (5,515)        (3,140)
Cash and cash equivalents at beginning of period                       67,178         57,017
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 61,663       $ 53,877
                                                                     ========       ========

Supplemental disclosures of cash flow information:
  Interest paid                                                      $    911       $    792
  Income taxes paid                                                    18,613         16,397

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

2.   Business Combinations

     During the nine-month period ended September 30, 1998, the Company acquired substantially all of the net assets of EBC, Inc., d/b/a Employee Benefits of The Carolinas; Martin, Gordon & Jones, Inc.; McElveen Insurance Agency, Inc., Flynn Associates Insurance Marketing, Inc. and four other less significant companies in exchange for 371,000 shares of Common Stock.
     These acquisitions, accounted for as poolings of interests, were not significant to the Company and accordingly, prior period financial statements were not restated. During the nine-month period ended September 30, 1998, the Company acquired substantially all of the net assets of two insurance brokerage operations and effective October 1, 1998, the Company acquired substantially all the net assets of an additional insurance brokerage operation. These acquisitions were accounted for as purchases. The Company paid cash in these transactions, which were not material to the consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)


3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                              Three-month period ended       Nine-month period ended
                                                   September 30,                  September 30,
                                                1998            1997           1998            1997
                                                ----            ----           ----            ----
         Net earnings                         $19,337         $18,565        $39,679         $40,595
                                              =======         =======        =======         =======
         Weighted average number
           of common shares outstanding        17,297          16,434         17,040          16,426
         Dilutive effect of stock options
           using the treasury stock method        739             714            801             575
                                              -------         -------        -------         -------
         Weighted average number of
           common and common equivalent
           shares outstanding                  18,036          17,148         17,841          17,001
                                              =======         =======        =======         =======
         Net earnings per common share        $  1.12         $  1.13        $  2.33         $  2.47

         Net earnings per common and
           common equivalent share               1.07            1.08           2.22            2.39

     Options to purchase 23,000 and 81,000 shares of common stock were outstanding during the three-month period ended September 30, 1998, and 1997, respectively, but were not included in the computation of the
     dilutive effect of stock options.   Options to purchase 10,000 and
     1,310,000 shares of common stock were outstanding during the nine-month period ended September 30, 1998, and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

4.   Comprehensive Earnings (Continued)

     The components of comprehensive earnings and accumulated other comprehensive earnings are as follows (in thousands):

                                                           Three-month period ended   Nine-month period ended
                                                                  September 30,             September 30,
                                                               1998         1997         1998          1997
                                                               ----         ----         ----          ----
Net earnings                                                 $19,337      $18,565      $39,679       $40,595
Net change in unrealized gain (loss) on available
 for sale securities, net of income taxes ($1,185),
 $647, ($1,227) and $835, respectively                        (1,777)         971       (1,840)        1,253
                                                             -------      -------      -------       -------
Comprehensive earnings                                       $17,560      $19,536      $37,839       $41,848
                                                             =======      =======      =======       =======

Accumulated other comprehensive earnings
 at beginning of period                                      $ 1,595      $ 1,171      $ 1,658       $   889
Net change in unrealized gain (loss) on available
 for sale securities, net of income taxes                     (1,777)         971       (1,840)        1,253
                                                             -------      -------      -------       -------
Accumulated other comprehensive earnings
 at end of period                                            $  (182)     $ 2,142      $  (182)      $ 2,142
                                                             =======      =======      =======       =======

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

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace and the Company does not anticipate any change through the end of this year in this competitive environment.

Commission revenues increased by 12% to $81.8 million in the third quarter of 1998 and by 7% to $214.0 million in the first nine months of 1998 over the respective periods in 1997. These increases are due principally to new business production of $14.5 million in the third quarter and $38.7 million in the first nine months of 1998 over the respective periods in 1997, substantially offset by lost business.

Fee revenues increased by 19% to $57.2 million in the third quarter of 1998 and by 15% to $153.6 million in the first nine months of 1998 over the respective periods in 1997. These increases reflect new business production of approximately $12.5 million in the third quarter of 1998 and $30.9 million in the first nine months of 1998 over the respective periods in 1997 and are generated primarily by Gallagher Bassett Services, Inc. (a Company subsidiary). These increases are partially offset by lost business.

Investment income and other decreased 81% to $1.1 million in the third quarter of 1998 and by 23% to $13.7 million in the first nine months of 1998 from the respective periods in 1997. These decreases are due primarily to lower returns on funds invested with outside fund managers which were adversely affected by volatility in global stock markets in recent months.

The non-recurring gains recorded in the third quarter and first nine months of 1997 are due to gains of $3.6 million on the sale of assets recognized in the third quarter of 1997; gains of $1.8 million related to a real estate transaction and $1.1 million from the sale of assets recognized in the second quarter of 1997; and gains of $1.6 million on the sale of assets and other
investments recognized in the first quarter of 1997.   There were no material
non-recurring gains recorded in 1998.

Total expenses increased by 9% or $9.3 million in the third quarter of 1998 over the same period in 1997 and increased by 8% or $25.1 million in the first nine months of 1998 over the same period in 1997.

Salaries and employee benefits increased by $6.9 million or 11% to $70.5 million in the third quarter of 1998 and increased by $20.9 million or 11% to $203.6 million in the first nine months of 1998 over the respective periods in 1997. These increases are due primarily to a $4.8 million non-recurring gain recognized in the second quarter of 1997 from the settlement of a defined benefit pension plan at one of the Company's London subsidiaries, a 5% increase in the number of employees in the first nine months of 1998 over the same period in 1997, and to salary increases and associated employee benefit costs.

Other operating expenses increased by 6% to $41.1 million in the third quarter of 1998 and by 4% to $118.4 million in the first nine months of 1998 over the respective periods in 1997. These increases are due primarily to increases in expenses associated with temporary employment, contract services and employee recruitment for new business, rent and general office expenses related to new leases and office expansions, minority interest expense and commission expenses paid to other sub-brokers. In addition, travel and other direct employee expenses increased in 1998 due to the growth in sales volume.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

The effective income tax rate of 32% for the third quarter and 33% for the first nine months of 1998 is less than the effective income tax rate of 34% for the third quarter and first nine months of 1997 and less than the statutory federal rate of 35% due primarily to the effects of tax benefits generated by certain investments which are partially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the third quarter of 1998 were $1.07 compared to $1.08 in 1997, a 1% decrease. Net earnings per common and common equivalent share for the first nine months decreased 7% from $2.39 in 1997 to $2.22 in 1998. These decreases primarily reflect the non-recurring gains in 1997 discussed above.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and positive cash flow from operations and funds available under various loan agreements have been sufficient to fund the operating and capital expenditures of the Company. Cash generated from operating activities was $33.2 million and $54.1 million for the nine months ended September 30, 1998 and 1997, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations for the Company can vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the nine months ended September 30, 1998, the Company borrowed $15.0 million and repaid $15.0 million of short-term borrowings under the Credit Agreement. As of September 30, 1998, there were no borrowings outstanding under the Credit Agreement. These borrowings were primarily used to finance a portion of the Company's expanded investment activity on a short-term basis. The Credit Agreement requires the maintenance of certain financial requirements. The Company is currently in compliance with these requirements. The Company also had two Term Loan Agreements. In January and June 1998, the Company retired the remaining loan balances of $630,000 and $500,000, respectively, on these Term Loan Agreements.

The Company also has line of credit facilities of $27.5 million which expire on April 30, 1999. Periodically, the Company will make short-term borrowings under
these credit facilities to meet short-term cash flow needs.   During the nine
months ended September 30, 1998, the Company borrowed $50.0 million and repaid $42.5 million of short-term borrowings under these facilities. As of September 30, 1998, $22.5 million was outstanding under these facilities. These borrowings were primarily used to finance a portion of the Company's expanded investment activity on a short-term basis.

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

$3.0 million in 1998 related to a line of credit arrangement with one of its equity investments. As of September 30, 1998, approximately $29.0 million had been invested under these commitments, which were funded primarily from the $16.2 million of net proceeds from the sales and maturities of marketable securities, with the remainder funded from short-term borrowings.

At September 30, 1998, the Company has unconditionally guaranteed $10.0 million of debt that was incurred by one of the Company's equity investments in 1998. The Company has also guaranteed an aggregate $3.3 million of funds through letters of credit for several Company managed entities domiciled in Bermuda. As of September 30, 1998, no funds have been expended related to these guarantees.

Through the first nine months of 1998, the Company paid $17.1 million in cash dividends on its common stock. On September 17, 1998, the Company declared a regular quarterly cash dividend of $.35 per share payable on October 15, 1998 to shareholders of record as of September 30, 1998. This is a 13% increase over the quarterly dividend per share in 1997.

Net capital expenditures were $7.4 million and $6.9 million for the nine months ended September 30, 1998 and 1997, respectively. In 1998, the Company expects to make expenditures for capital improvements at least equal to the $11.3 million expended in the year ended December 31, 1997. Capital expenditures by the Company are related primarily to expanded offices and updating computer systems and equipment.

In 1988, the Company adopted a plan which has been extended through June 30, 1999, to repurchase its common stock. Through the first nine months of 1998 and 1997, the Company repurchased 215,000 shares at a cost of $8.6 million and 465,000 shares at a cost of $15.0 million, respectively. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase up to 535,000 additional shares through June 30, 1999. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

YEAR 2000 COMPLIANCE

Computer programs that have time-sensitive software may recognize the date "00" as the Year 1900 rather than the Year 2000 which could result in system failures or miscalculations causing disruptions of operations. With respect to this issue, the Company has completed an assessment of its computer systems and software and has substantially completed the necessary modifications or replacements of its existing software so that its computer systems will function properly in the Year 2000 and beyond. Testing and live use has taken place and will continue into early 1999 on the computer systems, modifications and replacements. Any additional modifications found necessary will be made at that time. No contingency plans are deemed necessary.

The Company has evaluated the impact on operations of the Year 2000 on non-information technology systems and has determined that any potential impact would not be material to the Company's operations.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 COMPLIANCE (Continued)

Generally, system modifications and replacements and the associated costs were contemplated with normal enhancements and improvements being made in conjunction with updating financial reporting systems. To date, the cost of compliance has not been material and is not expected to be material in the future.

The Company also has an ongoing program to review the status of Year 2000 compliance efforts of its business partners and vendors. While the Company believes it is taking the appropriate steps to assure the Company's Year 2000 compliance, it is also dependent on business partners, vendor and client compliance to some extent. Consequently, any Year 2000 compliance problems that may be experienced by the Company's business partners, vendors or clients could have a material adverse effect on the Company's future financial condition and future operating results. No assurance can be given that the Company's and these other entities' efforts will completely address the Year 2000 issue.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements. Forward-looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market (despite high losses) which reduces premiums thereby reducing commissions; continued low interest rates will reduce the Company's income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business; and the Company's Year 2000 compliance efforts depend upon satisfactory completion of the modification and testing phases of the Company's Year 2000 program and the Year 2000 compliance efforts of the Company's business partners and vendors. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended September 30, 1998.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 1998.



                              ARTHUR J. GALLAGHER & CO.




                                   /s/Michael J. Cloherty
                                ----------------------------------------
                                      Michael J. Cloherty
                                    Executive Vice President
                                    Chief Financial Officer



                                     /s/Jack H. Lazzaro
                                 ------------------------------------------
                                      Jack H. Lazzaro
                                  Vice President - Finance
                                  Chief Accounting Officer