Form 10-K
period 1998-12-31
GALLAGHER ARTHUR J & CO
filed 1999-03-26
CIK 354190

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

For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 28, 1999 was $804,286,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 28, 1999 was 18,100,066.

 Portions of documents incorporated by  Part of Form 10-K into which document
      reference into this report                   is incorporated

       ARTHUR J. GALLAGHER & CO.                      PART III

 Proxy Statement dated March 30, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

  Arthur J. Gallagher & Co. (the "Registrant") and its subsidiaries (the Registrant and its subsidiaries are collectively referred to as the "Company" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management, employee benefit and other related services to clients in the United States and abroad. The Company's principal activity is the negotiation and placement of insurance for its clients. The Company also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals and insurance related investigative services. The Company believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths.

  The Company operates through a network of approximately 200 offices located throughout the United States and six countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of the Company. The Company's international operations include a Lloyd's broker and affiliated companies in London, England and other facilities in Australia, Bermuda, Canada, Scotland and Papua New Guinea.

  The Company was founded in 1927 and was reincorporated as a Delaware corporation in 1972. The Company's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

  The Company has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs. Risk Management Services includes the Company's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for the Company's clients. Financial Services includes the Company's investment operations and certain non-recurring events. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating segments.

Insurance Brokerage Services

  The Company places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies worldwide, and also as a broker in procuring contracts of insurance on behalf of insureds. Specific coverages include all forms of property and casualty, marine, employee benefits, pension and life insurance products.

  The Company places surplus lines coverages, which are coverages not available from insurance companies licensed by the states in which the risks are located, for various specialized risks. The Company also places reinsurance coverages for its clients.

  The Company's Gallagher Benefit Services ("GBS") division specializes in the management of employee benefit programs through fully insured and self-insured programs. GBS provides services in connection with the design, financing, implementation, administration and communication of compensation and employee benefit programs (including pension and profit-sharing plans, group life, health, accident and disability insurance programs and tax deferral plans), and provides other professional services in connection therewith. The services provided by GBS are supported by an on-line data processing system provided by an outside vendor.

Risk Management Services

  Through its wholly-owned subsidiary, Gallagher Bassett Services, Inc. ("Gallagher Bassett"), the Company provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management, property appraisals and insurance related investigative services on a totally integrated or select, stand-alone basis. Gallagher Bassett provides these services for the Company's clients through a network of over 100 offices throughout the United States, Canada, England, Scotland, Australia and Papua New Guinea.

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

Financial Services

  Financial Services is responsible for all of the Company's investment operations and certain non-recurring events. The Company's comprehensive and diversified investment portfolio includes investment strategies, marketable securities, tax advantaged investments, equity investments, real estate partnerships and notes receivable from investees. Tax advantaged investments represent amounts invested by the Company in limited partnerships that operate qualified affordable housing or alternative energy projects. The Company receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns 10,000 acres of land to be developed near Orlando, Florida. Notes receivable from investees represent secured loans made by the Company to several of its equity and limited partnership investments. Financial Services is primarily responsible for the management of the Company's own investments but is expanding these investment management services in conjunction with the insurance products the Company markets to its clients. These investments and the associated returns are for the benefit of the Company.

International Operations

  The Company's international operations are principally comprised of a Lloyd's broker and a risk management services company in London, a risk management services company in Australia and Papua New Guinea, and an insurance brokerage operation and a rent-a-captive facility in Bermuda.

  Arthur J. Gallagher (UK) Limited, a wholly-owned Lloyd's brokerage subsidiary of the Company based in London, provides brokerage and other services to clientele primarily located outside of the United Kingdom ("U.K."). The principal activity of Arthur J. Gallagher (UK) Limited is to negotiate and place insurance and reinsurance with Lloyd's underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, marine, reinsurance (treaty and facultative) and property and casualty (risks predominantly located in North America).

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

  Wyatt Gallagher Bassett Pty Ltd ("Wyatt GB") is a 50% owned subsidiary of Gallagher Bassett that is headquartered in Brisbane, Australia with facilities located throughout Australia and Papua New Guinea. Wyatt GB is principally engaged in providing claims adjusting and risk management services.

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

  The Company has helped to develop Artex Insurance Company Ltd., a partially owned, Bermuda-based insurance company that operates a "rent-a-captive" facility. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without the disadvantages of ownership. Captive insurance companies are created to insure risk and capture underwriting profit and investment income, which is then returned to the insured.

  Gallagher Bassett International Ltd. (UK) ("GBI"), a subsidiary of Gallagher Bassett, provides risk management services for foreign operations, as well as U.S. operations that are foreign-controlled. Headquartered in London with offices throughout England and Scotland, GBI works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services are offered on an unbundled basis wherever applicable and include consulting, claims management, information management, loss control and property valuations.

  The Company also has facilities in Canada that are not material to the Company's consolidated operations. Additional information relating to the Company's foreign operations is contained in Notes 12 and 14 to the Consolidated Financial Statements.

Markets and Marketing

  A substantial portion of the commission and fee business of the Company is derived from institutions, not-for-profit organizations, municipal and other governmental entities and associations. In addition, the Company's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. The Company also places insurance for individuals. The Company services its clients through its network of approximately 200 offices in the United States and six countries abroad. No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. In 1998, the largest single customer represented approximately 1% of total revenues.

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

Competition

  The Company believes it is the fourth largest insurance broker worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. Three competing firms are significantly larger and have many times the commission and/or fee revenues of the Company. There are firms in a particular region or locality which are as large or larger than the particular local office of the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

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

Commissions and Fees

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue, including non-recurring gains, are as follows (in thousands):

                                              Years Ended December 31,
                                    --------------------------------------------
                                         1998          1997*          1996*
                                    -------------- -------------- --------------
                                             % of           % of           % of
                                     Amount  Total  Amount  Total  Amount  Total
                                    -------- ----- -------- ----- -------- -----
Commissions........................ $313,131   58  $285,189   57  $276,736   58
Fees...............................  209,017   39   182,147   36   172,965   37
Investment income and other........   18,507    3    24,169    5    24,052    5
Non-recurring gains................      --   --      8,993    2       --   --
                                    -------- ---   -------- ---   -------- ---
                                    $540,655  100  $500,498  100  $473,753  100
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

  See Note 14 to the Consolidated Financial Statements for revenue information by operating segment for 1998, 1997 and 1996.

  The Company's revenues vary significantly from quarter to quarter as a result of the timing of policy inception dates which traditionally are heaviest in the third quarter, whereas expenses are fairly uniform throughout the year. See Note 13 to the Consolidated Financial Statements for unaudited quarterly operating results for 1998 and 1997.

Acquisitions

  From January 1, 1994 through December 31, 1998, the Company has acquired forty-two insurance service businesses and disposed of seven insurance service businesses. See Note 2 to the Consolidated Financial Statements for further information concerning acquisitions in 1998 and 1997.

  The following acquisitions have occurred since December 31, 1998:

  On February 28, 1999, a wholly owned subsidiary of the Company acquired substantially all of the assets of Goodman Insurance Agency, Inc., a California corporation engaged in the insurance brokerage and services business in exchange for 157,385 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with the Company.

  On February 28, 1999, a wholly owned subsidiary of the Company acquired substantially all of the assets of Dodson-Bateman & Company, a Texas corporation engaged in the insurance brokerage and services business in exchange for 147,480 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. Two principals and one key employee entered into three-year employment agreements with the Company.

  On February 28, 1999, a wholly owned subsidiary of the Company acquired substantially all of the assets of Associated Risk Managers of California, Insurance Producers, a California corporation engaged in the insurance brokerage and services business in exchange for 99,054 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with the Company.

  The Company believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by the Company and the geographical areas in which the Company renders such services and not to change substantially the nature of the services performed by the Company.

  The Company is considering and intends to consider from time to time acquisitions and divestitures on terms it deems advantageous. The Company has had preliminary discussions with a number of candidates for possible future acquisitions and has executed a non-binding letter of intent with one candidate. No assurances can be given that any additional acquisitions or divestitures will be consummated or, if consummated, will be advantageous to the Company.

Employees

  As of December 31, 1998, the Company and its subsidiaries employed approximately 4,300 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

Item 2. Properties.

  The Company's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where the Company leases approximately 200,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. The Company operates virtually all of its branch and service offices in leased premises. Certain of these leases for office space have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years. See Note 11 to the Consolidated Financial Statements for information with respect to the Company's lease commitments at December 31, 1998.

Item 3. Legal Proceedings.

  The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1998.

Item 4A. Executive Officers of the Registrant.

  The executive officers of the Company are as follows:

       Name              Age                    Position and Year First Elected
       ----              ---                    -------------------------------
J. Patrick Gallagher,     47 President since 1990, Chief Executive Officer since 1995
 Jr.....................
Michael J. Cloherty.....  51 Vice President--Finance 1981-1996, Executive Vice President since 1996
James J. Braniff III....  59 Vice President since 1995
Peter J. Durkalski......  48 Vice President since 1990
James W. Durkin, Jr.....  49 Vice President since 1985
David E. McGurn, Jr.....  45 Vice President since 1993

  Each such person has been principally employed by the Company in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of the Company's common stock for the two-year period January 1, 1997 through December 31, 1998 and the dividends declared per share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

                                                                       Dividends
                                                                       Declared
Quarterly Periods                                     High      Low    Per Share
-----------------                                   --------- -------- ---------
1998
----
  First............................................ $46 1/8   $33 9/16      $.35
  Second...........................................  46 9/16   41 7/8        .35
  Third............................................  45 25/32  36 5/8        .35
  Fourth...........................................  46 3/4    34 7/8        .35
1997
----
  First............................................ $33 1/2   $29 3/4       $.31
  Second...........................................  37 3/4    30 3/8        .31
  Third............................................  37 5/8    34 1/4        .31
  Fourth...........................................  38 1/4    34 3/8        .31

  As of February 28, 1999, there were approximately 650 holders of record of the Company's common stock.

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6. Selected Financial Data.

                           ARTHUR J. GALLAGHER & CO.

                          GROWTH RECORD: 1989-1998(a)

                                           Average
                                           Annual  ----------------------------
(in thousands, except per share and        Growth    1998      1997      1996
employee data)                             ------- --------  --------  --------
Revenue Data
  Commissions............................          $313,131  $285,189  $276,736
  Fees...................................           209,017   182,147   172,965
  Investment income and other (e)........            18,507    33,162    24,052
                                                   --------  --------  --------
  Total revenues.........................          $540,655  $500,498  $473,753
  Dollar growth..........................          $ 40,157  $ 26,745  $ 17,624
  Percent growth.........................      9%        8%        6%        4%
                                           ------  --------  --------  --------
Pretax Earnings Data
  Pretax earnings........................          $ 84,529  $ 82,622  $ 67,002
  Dollar growth..........................          $  1,907  $ 15,620  $ (1,936)
  Percent growth.........................     12%        2%       23%       (3%)
  Pretax earnings as a percentage of
   revenues..............................               16%       17%       14%
                                           ------  --------  --------  --------
Net Earnings Data
  Net earnings...........................          $ 56,501  $ 54,900  $ 44,227
  Dollar growth..........................          $  1,601  $ 10,673  $  1,216
  Percent growth.........................     11%        3%       24%        3%
  Net earnings as a percentage of
   revenues..............................               10%       11%        9%
                                           ------  --------  --------  --------
Net Earnings Per Share Data
  Shares outstanding at year end.........            17,645    16,883    16,749
  Net earnings per share (b).............          $   3.10  $   3.17  $   2.54
  Percent growth.........................     11%       (2%)      25%        5%
                                           ------  --------  --------  --------
Employee Data
  Number at year end.....................             4,288     3,975     4,104
  Number growth..........................               313      (129)       35
  Percent growth.........................      5%        8%       (3%)       1%
  Total revenue per employee (c).........          $    126  $    126  $    115
  Net earnings per employee (c)..........          $     13  $     14  $     11
                                           ------  --------  --------  --------
Common Stock Dividend Data
  Dividends declared per share (d).......          $   1.40  $   1.24  $   1.16
  Total dividends declared...............          $ 24,218  $ 20,408  $ 18,399
  Percent of net earnings................               43%       37%       42%
                                           ------  --------  --------  --------
Balance Sheet Data
  Total assets...........................          $746,010  $652,080  $602,067
  Long-term debt less current portion....               --        --      1,130
  Total stockholders' equity.............          $202,468  $165,580  $134,566
                                           ------  --------  --------  --------
Return On Beginning Stockholders' Equity.               34%       41%       35%

Notes:
(a) The financial information for all periods prior to 1998 has been restated for four 1998 acquisitions accounted for using the pooling of interests method.
(b) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends declared on a share of common stock outstanding during the entire year.
(e) Includes non-recurring gains.


                         Years Ended December 31,

--------------------------------------------------------------------------------

  1995        1994         1993         1992         1991          1990         1989
--------    --------     --------     --------     --------      --------     --------
$270,437    $251,344     $226,394     $209,287     $200,171      $193,097     $174,231
 163,137     144,516      131,957      114,545       95,468        80,255       66,499
  22,555      14,136       20,983       17,191       14,565        20,293       19,822
--------    --------     --------     --------     --------      --------     --------
$456,129    $409,996     $379,334     $341,023     $310,204      $293,645     $260,552
$ 46,133    $ 30,662     $ 38,311     $ 30,819     $ 16,559      $ 33,093     $ 24,405
     11%          8%          11%          10%           6%           13%          10%
--------    --------     --------     --------     --------      --------     --------
$ 68,938    $ 59,542     $ 54,218     $ 40,534     $ 32,990      $ 36,057     $ 35,981
$  9,396    $  5,324     $ 13,684     $  7,544     $ (3,067)     $     76     $  6,542
     16%         10%          34%          23%          (9%)          --%          22%
     15%         15%          14%          12%          11%           12%          14%
--------    --------     --------     --------     --------      --------     --------
$ 43,011    $ 37,712     $ 32,104     $ 25,353     $ 22,480      $ 24,424     $ 24,113
$  5,299    $  5,608     $  6,751     $  2,873     $ (1,944)     $    311     $  2,835
     14%         17%          27%          13%          (8%)           1%          13%
      9%          9%           8%           7%           7%            8%           9%
--------    --------     --------     --------     --------      --------     --------
  16,821      16,527       17,432       16,907       17,213        17,247       17,442
$   2.43    $   2.14     $   1.76     $   1.43     $   1.25      $   1.36     $   1.33
     14%         22%          23%          14%          (8%)           2%          15%
--------    --------     --------     --------     --------      --------     --------
   4,069       3,730        3,562        3,304        3,104         2,979        2,801
     339         168          258          200          125           178          139
      9%          5%           8%           6%           4%            6%           5%
$    112    $    110     $    106     $    103     $    100      $     99     $     93
$     11    $     10     $      9     $      8     $      7      $      8     $      9
--------    --------     --------     --------     --------      --------     --------
$   1.00    $    .88     $    .72     $    .64     $    .64      $    .60     $    .52
$ 15,270    $ 13,209     $ 10,808     $  8,767     $  8,439      $  6,999     $ 5, 905
     36%         35%          34%          35%          38%           29%          24%
--------    --------     --------     --------     --------      --------     --------
$577,067    $525,288     $553,753     $497,565     $478,189      $470,678     $423,601
   2,260       3,390       28,166       23,888       24,432        24,723       24,775
$125,884    $105,344     $127,239     $100,040     $ 95,088      $ 94,278     $ 86,614
--------    --------     --------     --------     --------      --------     --------
     41%         30%          32%          27%          24%           28%          31%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are based on a percentage of the premiums paid by insureds and generally follow premium levels. For more than a decade, lower premium rates have prevailed among property/casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e., lower premium rates) has generally resulted in flat or reduced renewal commissions.

  In recent years insured losses have reached into the billions of dollars. Substantial mergers, both domestically and internationally, have resulted in fewer insurance companies. Increased underwriting losses and reduced competition tend to raise premium rates. In spite of these forces, there have been mitigating factors including a favorable equity market, increased underwriting capital (more supply of insurance product) and economies of scale after consolidations, all of which tend to lower premium rates. The net result is that property/casualty premium rates have remained low. Management believes these conditions in the insurance marketplace will continue and overall premium pricing will remain under pressure and not improve in 1999.

  Historically, increased property replacement costs due to inflation and increasingly large litigation awards have caused some clients to seek higher levels of insurance coverage. These factors generally have the effect of generating higher premiums to clients and higher commissions to the Company. In recent years, lower rates of inflation along with increased underwriting capital have resulted in a highly competitive insurance marketplace and flat to lower premiums. In general, the downward trend in premium rates has had a greater effect on the Company's revenues than inflation.

  Although the property/casualty insurance pricing environment has resulted in some "risk" buyers returning to first-dollar coverage, management believes the overall trend will continue to move toward the alternative insurance market, which would tend to have a favorable effect on our Risk Management Services segment. The Company anticipates that new sales in the areas of risk management, claims management, insurance captive and self-insurance services will continue to be a major factor in the Company's fee revenue growth during 1999.

  The Company continues to look to the future and to explore not only the core segments of Insurance Brokerage and Risk Management Services, but also expansion within the alternative insurance markets and financial and related investment services. Management believes these areas continue to hold opportunities for diversification and profitable growth.

Results of Operations--Consolidated

  The Company's results of operations for periods prior to 1998 have been restated for four acquisitions as if they had operated as part of the Company prior to their joining the Company. The Company continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on year-to-year comparisons, see Note 2 to the Consolidated Financial Statements.

  Commission revenues increased by $27.9 million or 10% in 1998. This increase is the result of new business production of $54.1 million, significantly offset by lost business of $35.2 million, with the balance coming from net increases on renewals and contingent commissions. Commission revenues increased by $8.5 million or 3% in 1997. This increase is the result of new business production partially offset by lost business.

  Fee revenues increased by $26.9 million or 15% in 1998. This increase, generated primarily from the Risk Management Services segment, resulted from strong new business production of $39.0 million and favorable retention rates on existing business. Fee revenues increased by $9.2 million or 5% in 1997. This increase, also generated primarily from Risk Management Services, resulted from new business production partially offset by lost business.

  Investment income and other decreased by $5.7 million or 23% in 1998. This decrease is due primarily to lower returns on funds invested with outside fund managers which were adversely affected by volatility in global equity markets during 1998. In addition, the Company liquidated a portion of its investment portfolio, thereby reducing the aggregate value of these portfolios by $24.0 million during 1998. Investment income and other was virtually unchanged in 1997 from the same period in 1996.

  In 1997, the Company recognized non-recurring pretax gains of $7.2 million on the sale of underperforming or geographically undesirable operations and $1.8 million on a real estate transaction. There were no material non-recurring pretax gains recorded in either 1998 or 1996.

  Salaries and employee benefits increased by $27.1 million or 11% in 1998 due primarily to an 8% increase in employee head count, salary increases, the annualized effect of prior year new hires along with a corresponding increase in employee benefit expenses, and a $4.8 million non-recurring gain recognized in 1997 from the settlement of a defined benefit pension plan at one of the Company's United Kingdom subsidiaries. Salaries and employee benefits increased by $4.8 million or 2% in 1997 due to salary increases and the annualized effect of prior year new hires substantially offset by a 3% reduction in employee head count in 1997, the non-recurring pension gain mentioned above and a wage freeze for certain management employees in 1997.

  Other operating expenses increased by $11.2 million or 7% in 1998. This increase is due primarily to increases associated with travel, entertainment and temporary personnel costs for new business, technology upgrades, office consolidation expenses and commissions paid to sub-brokers. Other operating expenses increased by $6.4 million or 4% in 1997. This increase is due primarily to higher business insurance costs, additional rent and utility expenses resulting from leasing new office space, expanding and upgrading existing office facilities and the costs associated with closing certain underperforming operations.

  The Company's effective income tax rates of 33.2%, 33.6% and 34.0% in 1998, 1997 and 1996, respectively, are less than the statutory federal income tax rate of 35% due primarily to the effect of tax benefits generated by certain investments which are substantially offset by state and foreign taxes. See
Note 12 to the Consolidated Financial Statements.

  The Company's foreign operations recorded earnings before income taxes of $5.4 million, $6.6 million and $5.2 million in 1998, 1997 and 1996, respectively. The decrease in 1998 is due to the non-recurring gains recognized in 1997 associated with the pension and real estate transactions mentioned above, substantially offset by growth in operating results generated by new business. The 1997 increase is due to the non-recurring gains associated with the pension and real estate transactions mentioned above. See Notes 12 and 14 to the Consolidated Financial Statements.

  The Company's revenues vary from quarter to quarter generally as a result of the timing of policy inception dates which traditionally are heaviest in the third quarter. Expenses, on the other hand, are fairly uniform throughout the year. See Note 13 to the Consolidated Financial Statements.

Results of Operations--Segment Information

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures. The following discussion describes and compares the results of operations and geographic data between 1998, 1997 and 1996 with respect to the way the Company views its operating segments.

  Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in 1998 were $362.5 million, a 9% increase over 1997. This increase is due primarily to new business production and the positive effect of acquisitions, significantly offset by lost business. U.S. revenues of $330.2 million were up 9% over 1997. Revenues in 1998 from foreign operations, principally in the United Kingdom were up 8% or $2.3 million over 1997 due mainly to new business partially offset by lost business. Earnings before income taxes in 1998 increased 19% over 1997 as a result of increased revenues. Total revenues in 1997 were $333.8 million, an increase of 4% over 1996. This increase again is due to new business production partially offset by lost business. U.S. revenues of $303.8 million were up 4% over 1996. Revenues in

1997 from foreign operations, primarily in the United Kingdom, were virtually flat with 1996. Earnings before income taxes of $57.4 million in 1997 increased 9% over 1996 due mainly to increased revenues.

  Risk Management Services includes the Company's third party claims administration operations which are principally engaged in providing claims management services for the Company's clients. Total revenues in 1998 were $168.8 million or 18% over 1997 due to strong new business production and favorable retention rates on existing business. U.S. revenues of $156.8 million in 1998 were up 15% over 1997 due primarily to new business. In 1998, foreign revenues of $12.0 million, principally from the United Kingdom and Australia, increased 107% over 1997 due mainly to new business and significant revenues from Australian operations for claim work performed as a result of a pervasive and extended power outage in New Zealand. Earnings before income taxes in 1998 increased 50% over 1997 due primarily to large revenue increases. Total revenues in 1997 were $142.7 million or 3% over 1996 due to new business production partially offset by lost business. In 1997, U.S. revenues increased 1% over 1996 due primarily to new business partially offset by lost business. Earnings before income taxes in 1997 decreased 18% from 1996 due primarily to lost business partially offset by new business.

  Financial Services is responsible for investments and certain non-recurring events. The Company's comprehensive investment portfolio includes investment strategies held as trading, marketable securities held as available for sale, tax advantaged investments, investments on the equity method of accounting, real estate partnerships and notes receivable from investees. Revenues in 1998 were $9.3 million or $14.7 million less than revenues in 1997 and earnings before income taxes decreased $16.9 million or 76% from 1997. These decreases relate to $9.0 million and $13.8 million of non-recurring gains in revenues and earnings before taxes, respectively, recognized in 1997 and less favorable returns on funds invested with outside fund managers due to equity market conditions in 1998. Revenues in 1997 increased 80% over 1996 and earnings before income taxes in 1997 increased 166% over 1996 due primarily to the non-recurring gains mentioned above and favorable returns on funds invested with outside fund managers. Financial Services' revenues are generated principally in the U.S.

  Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating entities. Revenues are not recorded in this segment and all costs are generated in the U.S. See Note 14 to the Consolidated Financial Statements.

Financial Condition and Liquidity

  The insurance brokerage industry is not capital intensive. The Company has historically been profitable, and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Cash generated from operating activities was $56.4 million, $67.0 million and $45.6 million in 1998, 1997 and 1996, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from year to year. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

  The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During 1998, the Company borrowed and repaid $15.0 million of short-term borrowings under the Credit Agreement. These borrowings were primarily used on a short-term basis to finance a portion of the Company's expanded investment activity. As of December 31, 1998, there were no borrowings outstanding under this agreement. During 1997, the Company made no borrowings under this agreement. The Credit Agreement requires the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The Company also had two term loan agreements. In 1998, the Company retired the remaining loan balances on these term loan agreements.

  The Company also has line of credit facilities of $27.5 million which expire on April 30, 1999. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During 1998 and 1997, the Company borrowed $60.0 million and $30.9 million and repaid $60.0 million and $25.9 million of short-term borrowings, respectively, under these facilities. As of December 31, 1998 and 1997,

$15.0 million was outstanding under these facilities. These borrowings were primarily used on a short-term basis to finance a portion of the Company's expanded investment activity.

  At December 31, 1997, the Company had commitments to invest $26.0 million in several of its equity and tax advantaged investments. In addition, the Company had contingently committed to invest an additional $3.0 million in 1998 related to a line of credit arrangement with one of its equity investments. As of December 31, 1998, approximately $29.0 million had been invested under these arrangements, which were funded primarily from the $24.0 million of proceeds from the sales and maturities of trading and marketable securities investments. At December 31, 1998, the Company has committed to invest an additional $7.5 million related to two letter of credit arrangements with one of its equity investments and to unconditionally guarantee $30.0 million of debt that will be incurred by another of its equity investments. In addition, the Company has guaranteed an aggregate $8.7 million of funds through letters of credit or other arrangements related to several investments and insurance programs of the Company.

  The Company paid $23.2 million in cash dividends on its common stock in 1998. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In each quarter of 1998, the Company's Board of Directors declared a dividend of $.35 per share which was $.04 or 13% greater than each quarterly dividend in 1997. In January 1999, the Company announced a first quarter dividend of $.40 per share, a 14% increase over the first quarter dividend in 1998.

  Net capital expenditures were $14.0 million, $11.4 million and $10.4 million in 1998, 1997 and 1996, respectively. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

  In 1988, the Company adopted a plan which has been extended through June 30, 1999 to repurchase its common stock. Under the plan, the Company repurchased 215,000 shares at a cost of $8.7 million, 522,000 shares at a cost of $17.1 million and 645,000 shares at a cost of $21.3 million in 1998, 1997 and 1996, respectively. The repurchased shares are held for reissuance in connection with exercises of options under the Company's stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 535,000 additional shares through June 30, 1999. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  Effective with changes in the United States federal income tax laws in 1997, the Company no longer provides for U.S. income taxes on the undistributed earnings of its foreign subsidiaries which are considered permanently invested outside the United States. At December 31, 1998, the Company had $21.8 million of undistributed earnings from its foreign subsidiaries which is a decrease of $5.4 million from the undistributed earnings at December 31, 1997. This decrease is due primarily to $7.7 million of aggregate dividend payments received by the Company from two of its foreign subsidiaries partially offset by the 1998 net earnings of its foreign subsidiaries. These dividend payments are subject to United States federal income tax which have been provided for by the Company. See Note 12 to the Consolidated Financial Statements. Although not considered available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

Year 2000 Compliance

  Computer programs that have time sensitive software may recognize the date "00" as the Year 1900, rather than the Year 2000 which could result in system failures or miscalculations causing disruptions of operations. With respect to this issue, the Company has completed an assessment of its computer systems and software and has substantially completed the necessary modifications or replacements of its existing software so that its computer systems will function properly in the Year 2000 and beyond. Testing and live use have taken place and will continue into 1999. Any additional modifications found necessary will be made at that time. No contingency plans are deemed necessary.

  The Company has evaluated the impact on operations of the Year 2000 on non-information technology systems and has determined that any potential impact would not be material to the Company's operations.

  Generally, system modifications and replacements and the associated costs were contemplated with normal enhancements and improvements being made in conjunction with updating financial reporting and operating systems. To date, the cost of compliance has not been material and is not expected to be material in the future.

  The Company also has an ongoing program to review the status of Year 2000 compliance efforts of its business partners and vendors. While the Company believes it is taking the appropriate steps to assure the Company's Year 2000 compliance, it is also dependent on business partner, vendor and client compliance to some extent. Consequently, any Year 2000 compliance problems that may be experienced by the Company's business partners, vendors or clients could have a material adverse effect on the Company's future financial condition and future operating results. No assurance can be given that the Company's and these other entities' efforts will completely address the Year 2000 issue.

Market Risk Exposure

  The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by the Company at December 31, 1998 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analysis reflects the Company's view of changes that are reasonably possible over a one year period. This discussion of market risks related to the Company's consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from the Company's estimates. In the ordinary course of business, the Company also faces risks that are either nonfinancial or nonquantifiable, including credit risk and legal risk. These risks are not included in the following analysis.

  The Company has a comprehensive and diversified investment portfolio. The Company's invested assets are held as cash and cash equivalents, investment strategies held as trading and marketable securities held as available for sale. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

  The fair value of the Company's cash and cash equivalents investment portfolio at December 31, 1998 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio and the resulting fair value was not materially different from the December 31, 1998 carrying value.

  At December 31, 1998, the fair value of the Company's investment strategies portfolio was $57.4 million. From an investment management perspective, this portfolio, which is managed by several outside fund managers, consists of two different components: an equity portfolio of $7.3 million and an alternative investment strategies portfolio of $50.1 million. The equity portfolio is subject to equity price risk. This portfolio, which is not hedged, consists of common stocks and is primarily managed to produce realized gains for the Company. The estimated potential loss in fair value of this equity component at December 31, 1998 resulting from a hypothetical decrease in prices quoted by stock exchanges of 10% would be approximately $730,000. The Company's alternative investment strategies portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize the Company's exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to the Company, while minimizing the downward price risk in order to preserve the investment's underlying principal balance. The outside fund managers for these alternative investment strategies hedge their strategies by "selling short" common equity securities in order to mitigate the effects of changes in equity prices thereby making any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the December 31, 1998 carrying value for this portfolio.

  At December 31, 1998, the fair value of the Company's marketable securities portfolio was $20.1 million, which was $1.3 million less than its aggregate amortized cost. The overall objective of this portfolio is to provide the Company with a stable after tax yield. This portfolio, which is not hedged, primarily consists of dividend yielding preferred stocks. Accordingly, this portfolio is more sensitive to interest rate risk than it is to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one percentage point increase in short-term interest rates at December 31, 1998 would be approximately $2.1 million.

  At December 31, 1998, the fair value of the Company's borrowings under the line of credit facilities approximated the carrying value due to their short-term duration and variable interest rates. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical one percentage point decrease in the Company's weighted average short-term borrowing rate at December 31, 1998 and the resulting fair value was not materially different from the year end carrying value.

  The Company is subject to foreign currency exchange rate risk primarily due to the fact that its United Kingdom based subsidiaries incur expenses denominated in British pounds while receiving their revenues in U.S. dollars. The Company does not hedge this foreign currency exchange rate risk. The foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 1998 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $2.0 million. The Company is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management's opinion that this foreign currency exchange risk is not material to the Company's consolidated operating results or financial position. The Company manages the balance sheets of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a "balanced book" which minimizes the effects of currency fluctuations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

  This annual report contains forward-looking statements. Forward-looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: the Company's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market (low premium rates) thereby reducing commissions; lower interest rates will reduce the Company's income earned on invested funds; the insurance brokerage and service businesses are extremely competitive with three competitors being substantially larger than the Company; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; the Company's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business; the Company's operating results and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing and foreign exchange rates; and the Company's Year 2000 compliance efforts depend upon compliance efforts of the Company's business partners, vendors and clients. The Company's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Pages
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings......................................    17
  Consolidated Balance Sheet..............................................    18
  Consolidated Statement of Cash Flows....................................    19
  Consolidated Statement of Stockholders' Equity..........................    20
  Notes to Consolidated Financial Statements.............................. 21-37
Management's Report.......................................................    38
Report of Independent Auditors............................................    39

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
Operating Results
Revenues:
  Commissions.......................................  $313,131 $285,189 $276,736
  Fees..............................................   209,017  182,147  172,965
  Investment income and other.......................    18,507   24,169   24,052
  Non-recurring gains...............................       --     8,993      --
                                                      -------- -------- --------
    Total revenues..................................   540,655  500,498  473,753
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   281,509  254,424  249,674
  Other operating expenses..........................   174,617  163,452  157,077
                                                      -------- -------- --------
    Total expenses..................................   456,126  417,876  406,751
                                                      -------- -------- --------
Earnings before income taxes........................    84,529   82,622   67,002
Provision for income taxes..........................    28,028   27,722   22,775
                                                      -------- -------- --------
    Net earnings....................................  $ 56,501 $ 54,900 $ 44,227
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.25 $   3.28 $   2.64
Net earnings per common and common equivalent share.      3.10     3.17     2.54
Dividends declared per common share.................      1.40     1.24     1.16




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                             (in thousands)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 61,518  $ 72,021
  Restricted cash..........................................   86,622    81,160
  Premiums and fees receivable.............................  288,276   220,972
  Investment strategies--trading...........................   57,368    62,681
  Other....................................................   37,172    40,655
                                                            --------  --------
    Total current assets...................................  530,956   477,489
Marketable securities--available for sale..................   20,089    39,203
Deferred income taxes and other noncurrent assets..........  151,033    96,748
Fixed assets...............................................   98,262    88,029
Accumulated depreciation and amortization..................  (66,801)  (59,784)
                                                            --------  --------
    Net fixed assets.......................................   31,461    28,245
Intangible assets--net.....................................   12,471    10,395
                                                            --------  --------
                                                            $746,010  $652,080
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.................. $372,626  $318,007
  Accrued salaries and bonuses.............................   21,940    18,585
  Accounts payable and other accrued liabilities...........   90,336    90,731
  Unearned fees............................................   13,616    11,778
  Income taxes payable.....................................   12,621    10,799
  Other....................................................   19,517    23,260
                                                            --------  --------
    Total current liabilities..............................  530,656   473,160
Other noncurrent liabilities...............................   12,886    13,340
Stockholders' equity:
  Common stock--issued and outstanding 17,645 shares in
   1998 and
    16,883 shares in 1997..................................   17,645    16,883
  Capital in excess of par value...........................   13,219     4,696
  Retained earnings........................................  172,381   142,343
  Accumulated other comprehensive earnings (loss)..........     (777)    1,658
                                                            --------  --------
    Total stockholders' equity.............................  202,468   165,580
                                                            --------  --------
                                                            $746,010  $652,080
                                                            ========  ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (in thousands)
Cash flows from operating activities:
  Net earnings................................... $ 56,501  $ 54,900  $ 44,227
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other............   (4,144)  (13,931)   (3,928)
    Depreciation and amortization................   11,728    11,240    10,712
    (Increase) decrease in restricted cash.......   (5,462)    6,064     8,164
    (Increase) decrease in premiums receivable...  (58,782)   15,790    (5,775)
    Increase (decrease) in premiums payable......   54,619   (11,570)    3,280
    Decrease (increase) in trading investments--
     net.........................................    6,963    (6,217)   (4,128)
    Decrease (increase) in other current assets..    5,583    (6,490)   (8,000)
    Increase in accrued salaries and bonuses.....    3,355     3,512     1,326
    (Decrease) increase in accounts payable and
       other accrued liabilities.................   (1,428)   19,675     8,404
    Increase (decrease) in income taxes payable..    1,822     5,760    (5,575)
    Net change in deferred income taxes..........   (5,474)   (9,604)   (2,502)
    Other........................................   (8,914)   (2,163)     (650)
                                                  --------  --------  --------
      Net cash provided by operating activities..   56,367    66,966    45,555
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (33,331)  (30,170)  (23,679)
  Proceeds from sales of marketable securities...   47,665    30,368    28,747
  Proceeds from maturities of marketable
   securities....................................    2,600     1,645     1,958
  Net additions to fixed assets..................  (13,994)  (11,381)  (10,363)
  Other..........................................  (52,146)  (25,698)  (16,969)
                                                  --------  --------  --------
      Net cash used by investing activities......  (49,206)  (35,236)  (20,306)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........   13,655    10,964     7,966
  Tax benefit from issuance of common stock......    4,273     2,429     1,955
  Repurchases of common stock....................   (8,651)  (17,126)  (21,290)
  Dividends paid.................................  (23,185)  (19,990)  (17,530)
  Retirement of long-term debt...................   (1,130)   (1,130)   (1,130)
  Borrowings on line of credit facilities........   75,000    30,900    10,000
  Repayments on line of credit facilities........  (75,000)  (25,900)      --
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (2,626)     (613)   (6,807)
                                                  --------  --------  --------
      Net cash used by financing activities......  (17,664)  (20,466)  (26,836)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................  (10,503)   11,264    (1,587)
Cash and cash equivalents at beginning of year...   72,021    60,757    62,344
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $61,518   $ 72,021  $ 60,757
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $  1,289  $  1,018  $    885
  Income taxes paid..............................   20,337    24,158    25,874

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                             Capital                 Other
                           Common Stock     In Excess            Comprehensive      Total
                          ---------------      Of      Retained    Earnings     Stockholders'
                          Shares  Amount    Par Value  Earnings     (Loss)         Equity
                          ------  -------   ---------  --------  -------------  -------------
                                                 (in thousands)
Balance at December 31,
 1995 as previously
 reported...............  16,529  $16,529    $    --   $109,616    $        34     $  126,179
 Acquisition of pooled
  companies.............     292      292         267      (854)           --            (295)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1995...................  16,821   16,821         267   108,762             34        125,884
                                                                                -------------
 Net earnings...........     --       --          --     44,227            --          44,227
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             855            855
                                                                                -------------
Comprehensive earnings                                                                 45,082
 Cash dividends declared
  on common stock.......     --       --          --    (18,399)           --         (18,399)
 Common stock issued
  under stock option
  plans.................     398      398       7,568       --             --           7,966
 Tax benefit from
  issuance of common
  stock.................     --       --        1,955       --             --           1,955
 Common stock
  repurchases...........    (645)    (645)     (7,383)  (13,262)           --         (21,290)
 Common stock issued in
  three pooling
  acquisitions..........     175      175         --        --             --             175
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          --     (6,807)           --          (6,807)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1996...................  16,749   16,749       2,407   114,521            889        134,566
                                                                                -------------
 Net earnings...........     --       --          --     54,900            --          54,900
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             769            769
                                                                                -------------
Comprehensive earnings                                                                 55,669
 Cash dividends declared
  on common stock.......     --       --          --    (20,408)           --         (20,408)
 Common stock issued
  under stock option
  plans.................     557      557      10,407       --             --          10,964
 Tax benefit from
  issuance of common
  stock.................     --       --        2,429       --             --           2,429
 Common stock
  repurchases...........    (522)    (522)    (10,627)   (5,977)           --         (17,126)
 Common stock issued in
  two pooling
  acquisitions..........      99       99         --        --             --              99
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --           80      (693)           --            (613)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1997...................  16,883   16,883       4,696   142,343          1,658        165,580
                                                                                -------------
 Net earnings...........     --       --          --     56,501            --          56,501
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (2,435)        (2,435)
                                                                                -------------
Comprehensive earnings                                                                 54,066
 Cash dividends declared
  on common stock.......     --       --          --    (24,218)           --         (24,218)
 Common stock issued
  under stock option
  plans.................     588      588      13,067       --             --          13,655
 Tax benefit from
  issuance of common
  stock.................     --       --        4,273       --             --           4,273
 Common stock
  repurchases...........    (215)    (215)     (8,436)      --             --          (8,651)
 Common stock issued in
  nine pooling
  acquisitions..........     389      389         --        --             --             389
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --         (381)   (2,245)           --          (2,626)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1998...................  17,645  $17,645    $ 13,219  $172,381    $      (777)    $  202,468
                          ======  =======   =========  ========  =============  =============

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

 Basis of presentation

  The accompanying consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. Investments in partially owned entities in which ownership is 20% to 50% are accounted for using the equity method. Accordingly, the Company's share of the net earnings of these entities is included in consolidated net earnings. Investments in partially owned entities in which ownership is less than 20% are carried at cost. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

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

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are generally recognized when received. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $1,500,000 and $860,000 at December 31, 1998 and 1997, respectively.

 Comprehensive earnings

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive earnings and its components; however, the adoption of SFAS 130 had no impact on the Company's consolidated net earnings or total stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

 Earnings per share

  Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options, which are calculated from the date of grant under the treasury stock method using the average market price for the period.

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Segment information

  As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," which superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 had no impact on the Company's consolidated operating results or financial position, but did affect the disclosure of segment information. Prior year segment information has been reclassified to conform to the requirements of SFAS 131. See Note 14 to the consolidated financial statements.

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

 Investments

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. Securities designated as trading are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings. The fair value of investment strategies is determined by reference to the fair values of the underlying common stocks which are based on quoted market prices.

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Securities designated as available for sale are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses, less related deferred income taxes, excluded from net earnings and reported as accumulated other comprehensive earnings. Gains and losses are recognized in net earnings when realized using the specific identification method. The fair value for marketable securities is based on quoted market prices.

 Fixed assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheet. Furniture and equipment with a cost of $86,862,000 and $78,839,000 at December 31, 1998 and 1997, respectively, are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $11,400,000 and $9,190,000 at December 31, 1998 and 1997, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Intangible assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expiration lists. The excess of cost over the value of net tangible assets is amortized over twenty to forty years using the straight-line method. Non-compete agreements and expiration lists are amortized principally over ten years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was $4,618,000 and $6,487,000, respectively.

 Stock based compensation

  The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for these stock options granted to employees.

 Effect of new pronouncement

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated operating results or financial position.

2. Business Combinations

  In 1998, the Company acquired substantially all of the net assets of twelve insurance brokerage firms and one benefits consulting company in exchange for 681,000 shares of its common stock. In 1997, the Company acquired substantially all of the net assets of one insurance brokerage firm and two benefits consulting companies in exchange for 263,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for nine of the 1998 acquisitions and two of the 1997 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  The following summarizes the restatement of the 1997 and 1996 consolidated financial statements to reflect the operations of the 1998 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
1997                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $488,028    $   12,470 $500,498
Net earnings..................................    53,316         1,584   54,900
Net earnings per common share.................      3.24           .04     3.28
Net earnings per common and common equivalent
 share........................................      3.13           .04     3.17
1996
----
Total revenues................................  $462,022    $   11,731 $473,753
Net earnings..................................    43,144         1,083   44,227
Net earnings per common share.................      2.62           .02     2.64
Net earnings per common and common equivalent
 share........................................      2.52           .02     2.54

  In 1998, the Company acquired the net assets of three insurance brokerage firms in exchange for cash and notes payable. These acquisitions were accounted for as purchases. In 1997, the Company acquired a majority equity interest in a risk management company which was also accounted for as a purchase. The Company paid cash in this transaction. These purchase transactions were not material to either the 1998 or 1997 consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

3. Investments

  The following is a summary of available for sale marketable securities (in thousands):

                                          Cost or    Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
December 31, 1998                          Cost       Gains     Losses    Value
-----------------                        --------- ---------- ---------- -------
Preferred stocks........................  $ 14,487   $    529   $    646 $14,370
Common stocks...........................     4,735         57      1,218   3,574
Fixed maturities........................     2,161         71         87   2,145
                                         --------- ---------- ---------- -------
                                          $ 21,383   $    657   $  1,951 $20,089
                                         ========= ========== ========== =======
December 31, 1997
-----------------
Preferred stocks........................  $ 20,776   $  1,264   $    162 $21,878
Common stocks...........................    12,139      2,420        766  13,793
Fixed maturities........................     3,525        161        154   3,532
                                         --------- ---------- ---------- -------
                                          $ 36,440   $  3,845   $  1,082 $39,203
                                         ========= ========== ========== =======

  The gross realized gains on sales of marketable securities totaled $3,054,000, $2,257,000 and $1,652,000 for 1998, 1997 and 1996, respectively.
The gross realized losses totaled $1,179,000, $346,000 and $881,000 for 1998, 1997 and 1996, respectively.

  The cost or amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are as follows (in thousands):

                                                               Cost or
                                                              Amortized   Fair
                                                                 Cost     Value
                                                              ---------- -------
Due in 1999..................................................  $    --   $   --
Due in 2000 through 2003.....................................     1,540    1,524
Due in 2004 through 2008.....................................       152      152
Due in 2009 and thereafter...................................       469      469
                                                              ---------- -------
                                                               $  2,161  $ 2,145
                                                              ========== =======

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The following is a summary of deferred income taxes and other noncurrent assets (in thousands):

                                                                 December 31,
                                                              ------------------
                                                                 1998     1997
                                                              ---------- -------
Tax advantaged investments...................................  $ 51,400  $34,413
Investments on equity method of accounting...................    20,017   15,736
Real estate partnerships.....................................    10,732      405
Notes receivable from investees..............................    30,855   12,545
Noncurrent deferred income taxes.............................    21,669   19,349
Other investments............................................     9,466    8,656
Other........................................................     6,894    5,644
                                                              ---------- -------
                                                               $151,033  $96,748
                                                              ========== =======

                           ARTHUR J. GALLAGHER & CO.

3. Investments--(Continued)
  Tax advantaged investments represent amounts invested by the Company in limited partnerships that operate qualified affordable housing or alternative energy projects. The Company receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. The tax advantaged investments are primarily accounted for using the effective yield method and are carried at amortized cost in the consolidated balance sheet. Under the effective yield method, the Company recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. During 1998 and 1997, the Company received tax benefits related to $20,159,000 and $21,934,000 of the aggregate amount invested in the tax advantaged investments at December 31, 1998 and 1997, respectively. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns 10,000 acres of land to be developed near Orlando, Florida. Investments in real estate partnerships are carried at cost in the consolidated balance sheet, which approximated fair value at December 31, 1998. Notes receivable from investees represent secured loans made by the Company to several of its equity and limited partnership investments. Interest rates on the loans at December 31, 1998 ranged from 6% to 9.75%. The carrying value of these loans at December 31, 1998 approximated fair value.

  Significant components of investment income and other, including non-recurring gains, are as follows (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Interest............................................ $11,112  $13,993  $15,817
Dividends...........................................   2,809    3,814    4,229
Net realized and unrealized gains...................   4,144    4,938    3,928
Other income........................................   1,206    1,155      189
Income (loss) from equity investments...............    (764)     269     (111)
Non-recurring gains.................................     --     8,993      --
                                                     -------  -------  -------
Total investment income and other................... $18,507  $33,162  $24,052
                                                     =======  =======  =======

  The net change in unrealized gain (loss) on investment strategies included in the above table amounted to ($611,000) in 1998, ($1,813,000) in 1997 and $3,905,000 in 1996. In 1997, the Company sold several underperforming or geographically undesirable operations and recorded aggregate gains on these sales of $7,203,000. The gains on these sales of operations have been included in non-recurring gains in the foregoing table. The net assets sold and the operating results included in the consolidated statement of earnings related to these operations were not material to the consolidated financial statements. Also in 1997, the Company recorded a gain on a real estate transaction of $1,790,000, which has also been included in non-recurring gains in the foregoing table.

  The components of other comprehensive earnings, including the related income tax effects, consist of the following (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Change in unrealized gain (loss) on available for
 sale securities during the
 year, net of income taxes of ($844), $872 and $830,
 respectively....................................... $(1,267) $ 1,308  $ 1,245
Reclassification adjustment for gains realized in
 net earnings during the
 year, net of income taxes of ($778), ($360) and
 ($259), respectively...............................  (1,168)    (539)    (390)
                                                     -------  -------  -------
Net change in unrealized gain (loss) on available
 for sale securities during the year, net of income
 taxes of ($1,622), $512 and $571, respectively..... $(2,435) $   769  $   855
                                                     =======  =======  =======

                           ARTHUR J. GALLAGHER & CO.

4. Securities Sold Under Agreements to Repurchase

  At December 31, 1998, securities sold under agreements to repurchase the identical securities are collateralized by government backed small business administration loans and government securities with a carrying value of $21,714,000 and a fair value of $21,817,000. The securities collateralizing the agreements were held by two primary dealers. At December 31, 1997, these securities had a carrying value of $22,121,000 and a fair value of $22,360,000.

5. Credit and Debt Agreements

  The Company maintains a $20,000,000 variable rate (based on LIBOR plus .4%) unsecured revolving credit agreement which expires on June 30, 2001. As of December 31, 1998 and 1997, there were no borrowings outstanding under this agreement. Terms of the revolving credit agreement include various covenants which require the Company to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures.

  The Company also has line of credit facilities of $27,500,000 which expire on April 30, 1999. Short-term borrowings under these facilities totaled $15,000,000 at December 31, 1998 and 1997. The weighted average interest rate on the short-term borrowings were 5.9% and 6.5% during 1998 and 1997, respectively.

  At December 31, 1997, the Company had two unsecured term loan agreements with outstanding balances of $630,000 and $500,000 and stated interest rates of 6.64% and 6.30%, respectively. In 1998, the Company retired the remaining balances on these term loan agreements.

6. Capital Stock and Stockholders' Rights Plan

 Capital Stock

  The table below summarizes certain information about the Company's capital stock at December 31, 1998 and 1997 (in thousands, except per share data):

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

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, are outstanding on each share of outstanding common stock. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $100. The Rights become exercisable and transferable after a public announcement that a person or group has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If the Company is acquired in a merger or business combination, each Right exercised gives the holder the right to purchase $200 of market value of common stock of the surviving company for the $100 exercise price. The Rights Plan was amended in 1996 to extend the expiration of the Rights to May 12, 2007. The Rights may be redeemed by the Company at five cents per Right at any time prior to the public announcement of the acquisition of 20% of the common stock. At December 31, 1998 and 1997, 25,000,000 shares of common stock were reserved for potential exercise of the Rights.

                           ARTHUR J. GALLAGHER & CO.

7. Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
Net earnings........................................  $ 56,501 $ 54,900 $ 44,227
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    17,402   16,746   16,739
Dilutive effect of stock options using the treasury
 stock method.......................................       804      584      681
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    18,206   17,330   17,420
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.25 $   3.28 $   2.64
Net earnings per common and common equivalent share.      3.10     3.17     2.54

  Options to purchase 20,000, 644,000 and 1,313,000 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

8. Stock Option Plans

  The Company has incentive and nonqualified stock option plans for officers and key employees of the Company and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant. Options granted under the nonqualified plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement. Options expire ten years from the date of grant, or earlier in the event of termination of the employee.

  In addition, the Company has a non-employee directors' stock option plan which currently authorizes 200,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of the directors' annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

  The Company also has an incentive stock option plan for its officers and key employees resident in the United Kingdom. The United Kingdom plan is essentially the same as the Company's domestic employee stock option plans, with certain modifications to comply with United Kingdom law and to provide potentially favorable tax treatment for grantees resident in the United Kingdom.

  In 1998, all of the aforementioned stock option plans were modified to provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of the Company. A change in control of the Company is defined as the acquisition by a person (or entity) of the beneficial ownership of 50% or more of the Company's common stock; the cessation, for any reason, of a majority of directors of the Company to serve as directors during any two year period; or the approval by the stockholders of the Company of the sale of substantially all of the assets of the Company.

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)
  The Company accounts for stock option grants in accordance with APB 25 and, accordingly, recognizes no compensation expense for stock options that are granted to employees at the fair value of the underlying shares at the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma information regarding net earnings and net earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net earnings and net earnings per share would have been as follows (in thousands, except per share data):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Pro forma net earnings.............................. $ 55,449 $ 54,009 $ 43,583
Pro forma net earnings per common share.............     3.19     3.23     2.60
Pro forma net earnings per common and common
 equivalent share...................................     3.08     3.15     2.53


  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives.
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Dividend yield......................................     3.1%     3.0%     2.9%
Risk-free interest rate.............................     4.9%     5.7%     6.3%
Volatility..........................................    24.1%    23.9%    24.1%
Expected life (years)...............................     8.0      8.0      8.0

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

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)
  The following is a summary of all of the Company's stock option activity and related information (in thousands, except exercise price data):

                                       Years Ended December 31,
                          -----------------------------------------------------
                                1998              1997              1996
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                          Shares   Average  Shares   Average  Shares   Average
                           Under   Exercise  Under   Exercise  Under   Exercise
                          Option    Price   Option    Price   Option    Price
                          ------   -------- ------   -------- ------   --------
Beginning balance........  4,327    $28.26   4,910    $27.18   4,770    $25.87
Granted..................    761     37.91     149     33.18     714     32.05
Exercised................   (588)    23.20    (557)    19.69    (398)    20.02
Canceled.................    (39)    32.83    (175)    29.44    (176)    28.44
                          ------   ------   ------   ------   ------   ------
Ending balance...........  4,461    $30.52   4,327    $28.26   4,910    $27.18
                          ======   ======   ======   ======   ======   ======
Exercisable at end of
 year....................  1,743             1,780             1,728
                          ======            ======            ======

  Options with respect to 1,328,000 shares were available for grant at December 31, 1998.

  Other information regarding stock options outstanding and exercisable at December 31, 1998 is summarized as follows (in thousands, except exercise price data):

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average              Average
Range of Exercise Prices    Number       Life     Exercise   Number    Exercise
------------------------  Outstanding (in years)   Price   Exercisable  Price
                          ----------- ----------- -------- ----------- --------
$ 7.13 - $22.38..........     1,078        2.25     $20.70       703     $20.59
 22.81 -  31.88..........     1,262        6.44      30.50       434      30.05
 32.00 -  34.38..........     1,170        5.33      33.87       534      33.74
 34.75 -  44.06..........       897        9.18      37.08        72      36.10
 45.13 -  45.38..........        54        9.91      45.35       --         --
                           --------    --------   --------  --------   --------
$ 7.13 - $45.38..........     4,461        5.73     $30.52     1,743     $27.62
                           ========    ========   ========  ========   ========

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

  The Company accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions." The difference between the present value of the pension benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                           ARTHUR J. GALLAGHER & CO.

9. Retirement Plans--(Continued)

  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in thousands):

                                               Years Ended December 31,
                                               --------------------------
                                                   1998          1997
                                               ------------  ------------
Change in pension benefit obligation:
Pension benefit obligation at beginning of
 year........................................  $     63,747  $     52,931
Service cost.................................         7,355         7,046
Interest cost................................         4,560         3,985
Actuarial (gain) loss........................        (9,141)          657
Benefits paid................................        (1,206)         (872)
                                               ------------  ------------
Pension benefit obligation at end of year....        65,315        63,747
                                               ------------  ------------
Change in plan assets:
Fair value of plan assets at beginning of
 year........................................        45,560        39,045
Actual return on plan assets.................         5,832         5,802
Company contributions........................         4,868         1,585
Benefits paid................................        (1,206)         (872)
                                               ------------  ------------
Fair value of plan assets at end of year.....        55,054        45,560
                                               ------------  ------------
Funded status of the plan (underfunded)......       (10,261)      (18,187)
Unrecognized net actuarial gain..............       (13,433)       (2,628)
Unrecognized prior service cost..............         1,102         1,212
Unrecognized transition obligation...........           443           499
                                               ------------  ------------
Accrued pension benefit cost.................  $    (22,149) $    (19,104)
                                               ============  ============

  The components of the net periodic pension benefit cost for the plan consists of the following (in thousands):

                                          Years Ended December 31,
                                      -----------------------------------
                                       1998        1997          1996
                                      -------  ------------  ------------
Service cost--benefits earned during
 the year............................ $ 7,355  $      7,046  $      5,790
Interest cost on benefit obligation..   4,560         3,985         3,322
Expected return on plan assets.......  (4,168)       (3,550)       (3,057)
Amortization of prior service cost...     110           110           110
Amortization of transition
 obligation..........................      56            56            56
Other................................      26            26            52
                                      -------  ------------  ------------
Net periodic pension benefit cost.... $ 7,939  $      7,673  $      6,273
                                      =======  ============  ============

  The following assumptions were used in determining the plan's pension benefit obligation for 1998, 1997 and 1996:

Discount rate.............................................           7.5%
Rate of increase in future compensation levels............           6.5%
Expected long-term rate of return on assets...............           9.0%

  The Company has a contributory savings and thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum

                           ARTHUR J. GALLAGHER & CO.

9. Retirement Plans--(Continued)
amount deductible for federal income tax purposes. The Company contributed $2,823,000, $2,760,000 and $3,220,000 in 1998, 1997 and 1996, respectively.
The Company also has a foreign defined contribution plan which provides for basic contributions by the Company and voluntary contributions by employees which are matched 100% by the Company, up to a maximum of 5% of salary, as defined. Net expense (income) for foreign retirement plans amounted to $3,128,000 in 1998, ($2,922,000) in 1997 and $1,485,000 in 1996.

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

10. Postretirement Benefits Other Than Pensions

  In 1992, the Company amended its health benefits plan to eliminate retiree coverage, except for retirees at the time of the amendment and those employees who had already attained a specified age and length of service. The retiree health plan is contributory, with contributions adjusted annually and is funded on a pay-as-you-go basis.

  A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in thousands):

                                                    Years Ended December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Change in postretirement benefit obligation:
Postretirement benefit obligation at beginning of
 year.............................................. $     11,280  $     10,112
Service cost.......................................          --            --
Interest cost......................................          803           763
Actuarial (gain) loss..............................         (346)          793
Benefits paid......................................         (460)         (388)
                                                    ------------  ------------
Postretirement benefit obligation at end of year...       11,277        11,280
Fair value of plan assets at beginning and end of
 year..............................................          --            --
                                                    ------------  ------------
Funded status of the plan (underfunded)............      (11,277)      (11,280)
Unrecognized net actuarial gain....................       (1,075)         (729)
Unrecognized prior service cost....................          --            --
Unrecognized transition obligation.................        7,164         7,676
                                                    ------------  ------------
Accrued postretirement benefit cost................ $     (5,188) $     (4,333)
                                                    ============  ============

                           ARTHUR J. GALLAGHER & CO.

10. Postretirement Benefits Other Than Pensions--(Continued)

  The components of the net periodic postretirement benefit cost include the following (in thousands):

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------- -------  -------
Service cost--benefits earned during the year........ $   --  $   --   $   --
Interest cost on benefit obligation..................     803     763      717
Amortization of transition obligation................     512     512      512
Amortization of gain.................................     --      (89)    (209)
                                                      ------- -------  -------
Net periodic postretirement benefit cost............. $ 1,315 $ 1,186  $ 1,020
                                                      ======= =======  =======

  The discount rate used to measure the postretirement benefit obligation was 7.5% at December 31, 1998 and 1997. The transition obligation is being amortized over a 20 year period. For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. This rate was assumed to gradually scale down to 4.5% for 2009 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported and disclosed herein. A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                      One Percentage Point
                                                      -----------------------
                                                      Increase    (Decrease)
                                                      ----------  -----------
Effect on the net periodic postretirement benefit
 cost in 1998........................................ $       96   $     (342)
Effect on the postretirement benefit obligation at
 December 31, 1998...................................      1,377       (4,900)

11. Commitments and Contingencies

  The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's consolidated financial position or operating results.

  The Company generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain escalation clauses related to increases in the cost of living in future years.

  Minimum aggregate rental commitments at December 31, 1998 under noncancelable operating leases having an initial term of more than one year are as follows (in thousands):

                                                                        Total
                                                                       --------
1999.................................................................. $ 27,757
2000..................................................................   22,729
2001..................................................................   18,719
2002..................................................................   15,462
2003..................................................................   11,733
Subsequent years......................................................   34,337
                                                                       --------
                                                                       $130,737
                                                                       ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $32,057,000 in 1998, $30,724,000 in 1997 and $28,796,000 in 1996.

                           ARTHUR J. GALLAGHER & CO.

11. Commitments and Contingencies--(Continued)

  At December 31, 1998, the Company has contingently committed to invest an additional $7,500,000 in 1999 related to two letter of credit arrangements with one of its equity investments. At December 31, 1998, the Company has agreed to unconditionally guarantee $30,000,000 of debt that will be incurred by one of the Company's equity investments in 1999. In addition, the Company has guaranteed an aggregate $8,700,000 of funds through letters of credit or other arrangements related to several investment and insurance programs of the Company.

12. Income Taxes

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                     Years Ended December 31,
                                                     --------------------------
                                                      1998      1997     1996
                                                     -------  --------  -------
Earnings before income taxes:
 Domestic........................................... $79,087  $ 75,987  $61,838
 Foreign............................................   5,442     6,635    5,164
                                                     -------  --------  -------
                                                     $84,529  $ 82,622  $67,002
                                                     =======  ========  =======
Provision for income taxes:
 Federal:
  Current........................................... $27,314  $ 30,514  $19,953
  Deferred..........................................  (7,049)  (10,284)  (3,737)
                                                     -------  --------  -------
                                                      20,265    20,230   16,216
                                                     -------  --------  -------
 State and local:
  Current...........................................   7,081     6,306    5,340
  Deferred..........................................  (1,007)   (1,469)    (415)
                                                     -------  --------  -------
                                                       6,074     4,837    4,925
                                                     -------  --------  -------
 Foreign:
  Current...........................................   2,629     1,318      729
  Deferred..........................................    (940)    1,337      905
                                                     -------  --------  -------
                                                       1,689     2,655    1,634
                                                     -------  --------  -------
Total provision for income taxes.................... $28,028  $ 27,722  $22,775
                                                     =======  ========  =======

                           ARTHUR J. GALLAGHER & CO.

12. Income Taxes--(Continued)

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows (in thousands):

                                       Years Ended December 31,
                             -------------------------------------------------
                                  1998             1997             1996
                             ---------------  ---------------  ---------------
                                       % of             % of             % of
                                      Pretax           Pretax           Pretax
                             Amount   Income  Amount   Income  Amount   Income
                             -------  ------  -------  ------  -------  ------
Federal statutory rate...... $29,585    35.0  $28,918    35.0  $23,451    35.0
State income taxes--net of
 federal....................   3,731     4.4    2,925     3.6    3,151     4.7
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners............    (509)   (0.6)     (84)   (0.1)    (468)   (0.7)
Foreign taxes...............     349     0.4      592     0.7      208     0.3
General business credits....  (4,866)   (5.8)  (2,697)   (3.3)  (2,242)   (3.3)
Other--net..................    (262)   (0.2)  (1,932)   (2.3)  (1,325)   (2.0)
                             -------  ------  -------  ------  -------  ------
Provision for income taxes.. $28,028    33.2  $27,722    33.6  $22,775    34.0
                             =======  ======  =======  ======  =======  ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
Deferred tax liabilities:
 Leveraged leases............................................... $   444 $   444
 Unrealized investment gain.....................................     --    1,105
 Other..........................................................   2,104   1,124
                                                                 ------- -------
  Deferred tax liabilities......................................   2,548   2,673
                                                                 ------- -------
Deferred tax assets:
 Accrued and unfunded compensation and employee benefits........  20,706  15,138
 Accrued liabilities............................................  13,305  13,938
 Unrealized investment loss.....................................     517     --
 Other..........................................................   1,968   2,079
                                                                 ------- -------
  Total deferred tax assets.....................................  36,496  31,155
  Valuation allowance for deferred tax assets...................     --      --
                                                                 ------- -------
  Deferred tax assets...........................................  36,496  31,155
                                                                 ------- -------
Net deferred tax assets......................................... $33,948 $28,482
                                                                 ======= =======

  During the period from 1994 to 1996, the Company provided for U.S. income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the U.S. federal income tax laws effective in 1997, the Company no longer provides for U.S. income taxes on the undistributed earnings ($21,800,000 at December 31, 1998) of certain foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is $6,100,000 at December 31, 1998.

                           ARTHUR J. GALLAGHER & CO.

13. Quarterly Operating Results (unaudited)

  Quarterly operating results for 1998 and 1997 were as follows (in thousands, except per share data):

                                              1st      2nd      3rd      4th
                                            -------- -------- -------- --------
1998
----
Total revenues............................. $123,702 $124,417 $143,538 $148,998
Earnings before income taxes...............   17,215   14,788   29,132   23,394
Net earnings...............................   11,494    9,892   19,859   15,256
Net earnings per common share..............      .68      .57     1.13      .87
Net earnings per common and common
 equivalent share..........................      .65      .54     1.08      .83

1997
----
Total revenues............................. $114,594 $119,695 $133,518 $132,691
Earnings before income taxes...............   14,457   19,840   28,587   19,738
Net earnings...............................    9,631   13,185   18,958   13,126
Net earnings per common share..............      .57      .79     1.13      .78
Net earnings per common and common
 equivalent share..........................      .56      .77     1.09      .75

14. Segment Information

  The Company has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs. Risk Management Services includes the Company's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for the Company's clients. Financial Services includes alternative investment strategies and tax advantaged investments. It manages the Company's own investment portfolio while expanding these services in conjunction with the insurance products the Company markets. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating segments.

                           ARTHUR J. GALLAGHER & CO.

14. Segment Information--(Continued)


  Allocations of investment income and certain expenses are based on assumptions and estimates, and reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Financial information relating to the Company's operating segments for 1998, 1997 and 1996 is as follows (in thousands):

                             Insurance     Risk
                             Brokerage  Management Financial
                             Services    Services  Services   Corporate   Total
                             ---------  ---------- ---------  ---------  --------
Year Ended December 31, 1998
----------------------------
Revenues:
  Commissions............... $312,664   $     467  $    --    $    --    $313,131
  Fees......................   41,640     167,377       --         --     209,017
  Investment income and
   other....................    8,179       1,000     9,328        --      18,507
                             --------   ---------  --------   --------   --------
    Total revenues.......... $362,483   $ 168,844  $  9,328   $    --    $540,655
                             ========   =========  ========   ========   ========
Earnings before income
 taxes...................... $ 68,268   $  15,427  $  5,270   $ (4,436)  $ 84,529
Provision for income taxes..      --          --        --      28,028     28,028
                             --------   ---------  --------   --------   --------
    Net earnings............ $ 68,268   $  15,427  $  5,270   $(32,464)  $ 56,501
                             ========   =========  ========   ========   ========
Income (loss) from equity
 investments................ $    215   $     --   $   (979)  $    --    $   (764)
Depreciation and
 amortization expense.......    7,660       3,732       --         336     11,728
Interest expense............      136          88        11      1,054      1,289
Net foreign exchange gain
 (loss).....................     (176)        126       --           2        (48)
---------------------------------------------------------------------------------
Revenues:
  United States............. $330,153   $ 156,836  $  8,902   $    --    $495,891
  Foreign, principally
   United Kingdom...........   32,330      12,008       426        --      44,764
                             --------   ---------  --------   --------   --------
    Total revenues.......... $362,483   $ 168,844  $  9,328   $    --    $540,655
                             ========   =========  ========   ========   ========

At December 31, 1998
--------------------
Identifiable assets:
  United States............. $301,471   $  40,774  $195,302   $ 40,006   $577,553
  Foreign, principally
   United Kingdom...........  156,701       7,373     4,383        --     168,457
                             --------   ---------  --------   --------   --------
    Total identifiable
     assets................. $458,172   $  48,147  $199,685   $ 40,006   $746,010
                             ========   =========  ========   ========   ========
  Identifiable assets
   related to equity
   investments.............. $   (120)  $     --   $ 20,137   $    --    $ 20,017

                           ARTHUR J. GALLAGHER & CO.

14. Segment Information--(Continued)


                                 Insurance     Risk
                                 Brokerage  Management Financial
                                 Services    Services  Services  Corporate   Total
                                 ---------  ---------- --------- ---------  --------
Year Ended December 31, 1997
----------------------------
Revenues:
  Commissions................... $284,808   $     381  $    --   $    --    $285,189
  Fees..........................   40,744     141,403       --        --     182,147
  Investment income and other...    8,253         912    15,004       --      24,169
  Non-recurring gains...........      --          --      8,993       --       8,993
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $333,805   $ 142,696  $ 23,997  $    --    $500,498
                                 ========   =========  ========  ========   ========
Earnings before income taxes.... $ 57,384   $  10,273  $ 22,129  $ (7,164)  $ 82,622
Provision for income taxes......      --          --        --     27,722     27,722
                                 --------   ---------  --------  --------   --------
    Net earnings................ $ 57,384   $  10,273  $ 22,129  $(34,886)  $ 54,900
                                 ========   =========  ========  ========   ========
Income (loss) from equity
 investments.................... $   (154)  $     --   $    423  $    --    $    269
Depreciation and amortization
 expense........................    7,486       3,425       --        329     11,240
Interest expense................      178          69       561       210      1,018
Net foreign exchange gain
 (loss).........................       75           1       --        --          76
                                 --------   ---------  --------  --------   --------
Revenues:
  United States................. $303,824   $ 136,899  $ 21,609  $    --    $462,332
  Foreign, principally United
   Kingdom......................   29,981       5,797     2,388       --      38,166
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $333,805   $ 142,696  $ 23,997  $    --    $500,498
                                 ========   =========  ========  ========   ========
At December 31, 1997
--------------------
Identifiable assets:
  United States................. $245,817   $  34,084  $168,907  $ 44,928   $493,736
  Foreign, principally United
   Kingdom......................  148,967       5,054     4,323       --     158,344
                                 --------   ---------  --------  --------   --------
    Total identifiable assets... $394,784   $  39,138  $173,230  $ 44,928   $652,080
                                 ========   =========  ========  ========   ========
  Identifiable assets related to
   equity investments........... $   (627)  $     --   $ 16,363  $    --    $ 15,736
Year Ended December 31, 1996
----------------------------
Revenues:
  Commissions................... $276,295   $     441  $    --   $    --    $276,736
  Fees..........................   36,458     136,507       --        --     172,965
  Investment income and other...    9,742         943    13,367       --      24,052
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $322,495   $ 137,891  $ 13,367  $    --    $473,753
                                 ========   =========  ========  ========   ========
Earnings before income taxes.... $ 52,705   $  12,494  $  8,317  $ (6,514)  $ 67,002
Provision for income taxes......      --          --        --     22,775     22,775
                                 --------   ---------  --------  --------   --------
    Net earnings................ $ 52,705   $  12,494  $  8,317  $(29,289)  $ 44,227
                                 ========   =========  ========  ========   ========
Income (loss) from equity
 investments.................... $   (204)  $     --   $     93  $    --    $   (111)
Depreciation and amortization
 expense........................    7,270       3,080       --        362     10,712
Interest expense................      485           5       362        33        885
Net foreign exchange gain
 (loss).........................     (267)         72       --         14       (181)
                                 --------   ---------  --------  --------   --------
Revenues:
  United States................. $292,538   $ 135,044  $ 12,925  $    --    $440,507
  Foreign, principally United
   Kingdom......................   29,957       2,847       442       --      33,246
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $322,495   $ 137,891  $ 13,367  $    --    $473,753
                                 ========   =========  ========  ========   ========
At December 31, 1996
--------------------
Identifiable assets:
  United States................. $290,663   $  36,595  $117,352  $ 21,163   $465,773
  Foreign, principally United
   Kingdom......................  129,727       2,926     3,641       --     136,294
                                 --------   ---------  --------  --------   --------
    Total identifiable assets... $420,390   $  39,521  $120,993  $ 21,163   $602,067
                                 ========   =========  ========  ========   ========
  Identifiable assets related to
   equity investments........... $   (473)  $     --   $  6,065  $    --    $  5,592

                              MANAGEMENT'S REPORT

  The Management of Arthur J. Gallagher & Co. is responsible for the preparation and integrity of the consolidated financial statements and the related financial comments appearing in this annual report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments. Other financial information presented in this annual report is consistent with the consolidated financial statements.

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

Itasca, Illinois
January 19, 1999

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
January 19, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 30, 1999 and is incorporated herein by reference.

Item 11. Executive Compensation.

  Information regarding executive compensation of the Company's directors and executive officers is included in the Proxy Statement dated March 30, 1999 under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 30, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1998.

      (b) Consolidated Balance Sheet as of December 31, 1998 and 1997.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1998.

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

        3.2 By-Laws of the Company (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No.
                33-10447).
        3.3     Rights Agreement between the Company and Bank of America
                Illinois (formerly Continental Illinois National Bank and Trust
                Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Company's Form 8-A Registration Statement filed May
                12, 1987, File No. 0-13480).
        3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago), Harris Trust and
                Savings Bank and the Company (incorporated by reference to the same exhibit number to Company's Form S-8 Registration
                Statement No. 33-38031).
        3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).
        4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of the Company and the Rights Agreement in Exhibits
                3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
        4.4 Credit Agreement dated February 16, 1993 (incorporated by reference to the same exhibit number to the Company's Form 10-K
                Annual Report for 1992, File No. 1-9761).
     **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Company's Form S-1
                Registration Statement No. 2-89195).
     **10.1.1 Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3 to Company's Form S-8 Registration
                Statement No. 33-604).
     **10.1.2 Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3.1 to Company's Form S-8 Registration
                Statement No. 33-14625).
     **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
                Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to the Company's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan,
                Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to the Company's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan,
                Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to the Company's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                Option Plan, Amended and restated as of January 22, 1998
                (incorporated by reference to the same exhibit number to the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1989,
                File No. 1-9761).
       10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                to Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago) regarding Common
                Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-
                89195).

       10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
                (incorporated by reference to the same exhibit number to
                Company's Form 10-K Annual Report for 1985, File No. 0-13480).
     **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Company's Form S-1 Registration Statement No. 2-89195).
     **10.11    Form of Indemnity Agreement between the Company and each of its directors and corporate officers (incorporated by reference to
                Attachment A to the Company's Proxy Statement dated April 10,
                1987 for its Annual Meeting of Stockholders, File No.
                0-13480).
     **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
                1988 between the Company and each of Robert H. B. Baldwin, Jack
                M. Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Company's Form 10-K Annual Report for 1988, File No. 1-9761).
      *10.14    Form of Change in Control Agreement between the Company and each of its Executive Officers.
      *21.0     Subsidiaries of the Company, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
      *23.1     Consent of Ernst & Young LLP, as independent auditors.
      *24.0     Powers of Attorney.
      *27.0     Financial Data Schedule.

    All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
--------
   *Filed as exhibits to this Form 10-K with the Securities and Exchange Commission.
  **Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

  (b) Reports on Form 8-K

    Not applicable

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

                   Name                                        Title
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Jack H. Lazzaro               Vice President--Finance (Chief Accounting
___________________________________________   Officer)
              Jack H. Lazzaro
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
            *Peter J. Durkalski             Director
  _________________________________________
            Peter J. Durkalski
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
           *Philip A. Marineau              Director
___________________________________________
            Philip A. Marineau
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

       /s/ John C. Rosengren
*By: ________________________________
   John C. Rosengren, Attorney-in-
                 Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance  Additions
                                        at      Charged                 Balance
                                     Beginning    to                    at End
                                      of Year   Expense  Adjustments    of Year
                                     --------- --------- -----------    -------
Year ended December 31, 1998
  Allowance for doubtful accounts...  $   860   $  241     $   399 (1)  $ 1,500
  Accumulated amortization of
   goodwill.........................    3,377      285         (43)(2)    3,619
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    3,110      665      (2,776)(3)      999
Year ended December 31, 1997
  Allowance for doubtful accounts...  $   889   $  636     $  (665)(1)  $   860
  Accumulated amortization of
   goodwill.........................    3,419      237        (279)(2)    3,377
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    3,314      816      (1,020)(3)    3,110
Year ended December 31, 1996
  Allowance for doubtful accounts...  $   729   $2,111     $(1,951)(1)  $   889
  Accumulated amortization of
   goodwill.........................    4,006      361        (948)(2)    3,419
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    4,189      759      (1,634)(3)    3,314

--------
(1) Bad debt write-offs net of recoveries.
(2)Reversal of fully amortized goodwill.
(3) Reversal of fully amortized non-compete agreements and expiration lists.