Form 10-Q
period 1999-03-31
GALLAGHER ARTHUR J & CO
filed 1999-05-17
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
         ------------------ to -------------------------------

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

YES  [X]  NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 1999 was 17,989,797.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX



                                                                   Page No.
Part 1.  Financial Information:

     Item 1.  Financial Statements (Unaudited):

              Consolidated Statement of Earnings for the three-month
                   period ended March 31, 1999 and 1998.............    3

              Consolidated Balance Sheet at March 31, 1999 and
                   December 31, 1998................................    4

              Consolidated Statement of Cash Flows for the three-month
                   period ended March 31, 1999 and 1998.............    5

              Notes to Consolidated Financial Statements............  6-7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.... 8-12

Part II.  Other Information

     Item 5.  Other Information.....................................   13

     Item 6.  Exhibits and Reports on Form 8-K......................   13

     Signatures.....................................................   14

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                               Three-month period ended
                                                       March 31,
                                               1999               1998
                                               ----               ----
                                           (In thousands, except per share data)
Operating Results

Revenues:
         Commissions                         $ 77,880           $ 71,405
         Fees                                  52,602             47,607
         Investment income and other            4,633              7,201
                                             --------           --------
            Total revenues                    135,115            126,213

Expenses:
         Salaries and employee benefits        73,714             68,489
         Other operating expenses              40,983             40,317
                                             --------           --------
            Total expenses                    114,697            108,806
                                             --------           --------

Earnings before income taxes                   20,418             17,407
Provision for income taxes                      7,146              5,721
                                             --------           --------

         Net earnings                        $ 13,272           $ 11,686
                                             ========           ========

Net earnings per common share                $    .73           $    .67

Net earnings per common and
   common equivalent share                        .70                .64

Dividends declared per common share               .40                .35


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                            March 31,     December 31,
                                              1999            1998
                                            ---------     ------------
                                                 (In thousands)
        ASSETS

Current assets:
 Cash and cash equivalents                   $ 43,917         $ 64,469
 Restricted cash                               99,469           90,560
 Premiums and fees receivable                 256,894          292,979
 Investment strategies - trading               57,874           57,368
 Other                                         41,699           37,289
                                             --------         --------
  Total current assets                        499,853          542,665

Marketable securities - available for sale     20,229           20,089
Deferred income taxes and other
 noncurrent assets                            154,900          151,336

Fixed assets                                  101,572           99,656
Accumulated depreciation and amortization     (68,567)         (67,852)
                                             --------         --------
  Net fixed assets                             33,005           31,804

Intangible assets - net                        12,451           12,541
                                             --------         --------
                                             $720,438         $758,435
                                             ========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies     $364,480         $380,112
 Accrued salaries and bonuses                  11,941           21,940
 Accounts payable and other accrued
  liabilities                                  88,350           92,129
 Unearned fees                                 18,227           13,616
 Income taxes payable                           5,480           12,621
 Other                                         15,619           19,517
                                             --------         --------
  Total current liabilities                   504,097          539,935

Other noncurrent liabilities                   12,455           12,953

Stockholders' equity:
 Common stock - issued and outstanding
  17,990 shares in 1999 and 18,049
  shares in 1998                               17,990           18,049
 Capital in excess of par value                 7,151           12,885
 Retained earnings                            179,758          175,390
 Accumulated other comprehensive
 earnings (loss)                               (1,013)            (777)
                                             --------         --------
  Total stockholders' equity                  203,886          205,547
                                             --------         --------
                                             $720,438         $758,435
                                             ========         ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                            Three-month period ended
                                                   March 31,
                                             1999             1998
                                             -----           ------
                                                (In thousands)
Cash flows from operating
 activities:
   Net earnings                            $ 13,272         $ 11,686
   Adjustments to reconcile
    net earnings to net cash provided
    by operating activities:
        Net gain on investments and
          other                                  (63)      (1,780)
   Depreciation and amortization               3,252        2,950
         Increase in restricted cash          (8,909)     (22,334)
         Decrease in premiums receivable      36,939       31,107
         Decrease in premiums payable        (15,632)      (2,635)
         Increase in trading
          investments - net                     (528)        (894)
         (Increase) decrease in other
          current assets                      (4,410)         587
         Decrease in accrued salaries
          and bonuses                         (9,999)      (8,297)
         Decrease in accounts payable
          and other accrued liabilities       (6,063)      (1,888)
         Decrease in income taxes payable     (7,141)      (4,551)
         Net change in deferred income
          taxes                                1,416          786
         Other                                 4,868        1,534
                                            --------     --------
          Net cash provided by operating
             activities                        7,002        6,271
                                            --------     --------

Cash flows from investing activities:
   Purchases of marketable securities        (13,604)      (8,819)
   Proceeds from sales of marketable
    securities                                13,058        9,081
   Proceeds from maturities of marketable
    securities                                    68          237
   Net additions to fixed assets              (4,198)      (1,928)
   Other                                      (5,465)     (15,263)
                                            --------     --------
        Net cash used by investing
         activities                          (10,141)     (16,692)
                                            --------     --------

Cash flows from financing activities:
   Proceeds from issuance of common stock      5,499        6,800
   Tax benefit from issuance of common stock   1,491        1,793
   Repurchases of common stock               (11,530)         (15)
   Dividends paid                             (6,176)      (5,143)
   Retirement of long-term debt                    -         (630)
   Borrowings on line of credit facilities     5,000            -
   Repayments on line of credit facilities   (10,000)     (15,000)
   Equity transactions of pooled companies
   prior to dates of acquisition              (1,697)         570
                                            --------     --------
     Net cash used by financing activities   (17,413)     (11,625)
                                            --------     --------
Net decrease in cash and cash equivalents    (20,552)     (22,046)
Cash and cash equivalents at
 beginning of period                          64,469       76,568
                                            --------     --------
Cash and cash equivalents
 at end of period                           $ 43,917     $ 54,522
                                            ========     ========

Supplemental disclosures of
 cash flow information:
   Interest paid                            $    197     $    257
   Income taxes paid                          10,699        5,482

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Stockholders.

2.   Business Combinations

     During the three-month period ended March 31, 1999, the Company acquired substantially all of the net assets of the following companies in exchange for its common stock: Goodman Insurance Agency, Inc., 157,385 shares; Dodson-Bateman & Company, 147,480 shares; and Associated Risk Managers of California, Insurance Producers, dba ARM of California, 99,054 shares. These acquisitions were accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. The following summarizes the restatement of the 1998 consolidated financial statements to reflect the operations of these acquisitions (in thousands, except per share data):

                                                    Attributable
Three-month period                   Arthur J.       to Pooled
ended March 31, 1998              Gallagher & Co.    Companies    As Restated
--------------------              ---------------  -------------  -----------
Revenues                             $123,702         $2,511       $126,213
Net earnings                           11,494            192         11,686
Net earnings per common share             .68           (.01)           .67
Net earnings per common and
 common equvalent share                   .65           (.01)           .64

     On May 1, 1999, the Company acquired substantially all of the net assets of
     R. W. Thom & Company, a California corporation engaged in the retail insurance brokerage business. The Company paid cash in this transaction which was not material to the consolidated financial statements.

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                     Three-month period ended
                                                             March 31,
                                                      1999               1998
                                                   -------            -------
Net earnings                                       $13,272            $11,686
                                                   =======            =======
Weighted average number of common
 shares outstanding                                 18,085             17,420
Dilutive effect of stock options
 using the treasury stock method                       922                750
                                                   -------            -------
Weighted average number of common
 and common equivalent shares outstanding           19,007             18,170
                                                   =======            =======

Net earnings per common share                      $   .73            $   .67
Net earnings per common and common
 equivalent share                                      .70                .64

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

3.   Earnings Per Share (continued)

     Options to purchase 33,000 and 4,000 shares of common stock were outstanding during the three-month period ended March 31, 1999, and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

4.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                     Three-month period ended
                                                              March 31,
                                                      1999               1998
                                                     -------           -------
Net earnings                                         $13,272           $11,686
Net change in unrealized gain on available for
 sale securities, net of income taxes
 of ($158) and $96, respectively                        (236)              144
                                                     -------           -------
Comprehensive earnings                               $13,036           $11,830
                                                     =======           =======

Accumulated other comprehensive earnings (loss)
 at beginning of period                              $  (777)          $ 1,658
Net change in unrealized gain on available for
 sale securities, net of income taxes                   (236)              144
                                                     -------           -------
Accumulated other comprehensive earnings (loss)
 at end of period                                    $(1,013)          $ 1,802
                                                     =======           =======

5.   Effect of New pronouncements

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

     In 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was not material to the Company's consolidated operating results.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace, and the Company does not anticipate any change in the near future in this extremely competitive environment.

Commission revenues increased by 9% to $77.9 million in the first quarter of 1999 over the same period in 1998. This increase is due principally to new business production and the results of a strong niche marketing plan partially offset by lost business.

Fee revenues increased by 10% to $52.6 million in the first quarter of 1999 over the same period in 1998. This increase reflects strong new business production of approximately $10.4 million generated primarily by Gallagher Bassett Services, Inc. through the sale of self-insurance products, substantially offset by lost business.

Investment income and other decreased 36% to $4.6 million in the first quarter of 1999 from the same period in 1998. This decrease is due primarily to lower returns from several investment strategies which are invested with outside fund managers, and reduced interest income on lower average cash balances in the first quarter of 1999.

Salaries and employee benefits increased by $5.2 million or 8%, to $73.7 million in the first quarter of 1999 over the same period in 1998. This increase is due principally to an 8% increase in the number of employees in the first quarter of 1999 over the same period in 1998, and to salary increases and associated employee fringe benefit costs.

Other operating expenses increased by $.7 million or 2% to $41.0 million in the first quarter of 1999 over the same period in 1998. This increase is due primarily to increases in rent and general office expenses related to new leases and office expansions and outside brokerage expense.

The effective income tax rate of 35% for the first quarter of 1999 is equal to the statutory federal rate. The effective income tax rate of 33% for the first quarter of 1998 is less than the statutory federal rate due primarily to the effects of tax benefits generated by certain investments which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the first quarter of 1999 were $.70 compared to $.64 for the same period in 1998, a 9% increase. This increase primarily reflects the growth in revenues, partially offset by a smaller growth in expenses and a 5% increase in the weighted average number of common and common equivalent shares outstanding.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to the Company's operating segments is as follows (in thousands):

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)


                                       Insurance     Risk
                                       Brokerage  Management  Financial
                                       Services    Services   Services   Corporate    Total
                                       ---------  ----------  ---------  ----------  --------

Three-month period ended
March 31, 1999
Total revenues                          $ 87,886     $44,618   $  2,611  $       -   $135,115

Earnings (loss) before income taxes       13,763       6,685      1,369     (1,399)    20,418

Total identifiable assets                415,252      48,959    208,105     48,122    720,438

Three-month period ended
March 31, 1998
Total revenues                            82,583      39,120      4,510          -    126,213

Earnings (loss) before income taxes       10,391       4,349      3,663       (996)    17,407

Total identifiable assets                383,072      38,164    190,405     40,095    651,736

Insurance Brokerage Services

Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in the first three months of 1999 were $87.9 million, a 6% increase over the same period in 1998. This increase is due primarily to new business production and the positive effect of the 1998 acquisitions, significantly offset by lost business. Earnings before income taxes in the first quarter of 1999 increased $3.4 million or 32% over the same period in 1998 due mainly to increased revenues.

Risk Management Services

Risk Management Services includes the Company's third party claims administration operations which are principally engaged in providing claims management services for the Company's clients. Total revenues in the first three months of 1999 were $44.6 million or 14% over the same period in 1998 due to strong new business production and favorable retention rates on existing business. Earnings before income taxes in the first quarter of 1999 increased 54% to $6.7 million over the same period in 1998 due primarily to increased revenues.

Financial Services

Financial Services is primarily responsible for the Company's comprehensive investment portfolio which includes investment strategies held as trading, marketable securities held as available for sale, tax advantaged investments, investments on the equity method of accounting, real estate partnerships and notes receivable from investees.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Financial Services (Continued)

Revenues in the first quarter of 1999 were $2.6 million or $1.9 million less than revenues in the same period in 1998 and earnings before income taxes decreased $2.3 million or 63% from the same period in 1998. These decreases relate to lower returns on funds invested with outside fund managers and lower interest income on reduced cash and investment balances from the same period in 1998.

Corporate

Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating entities. Revenues are not normally recorded in this segment.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Cash generated from operating activities was $7.0 million and $6.3 million for the three months ended March 31, 1999 and 1998 respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. As of March 31, 1999, there were no borrowings outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and the Company is currently in compliance with these covenants.

The Company has line of credit agreements which have been increased from $27.5 million to $40.0 million. Agreements totaling $30.0 million expire on April 29, 2000, and another agreement for $10.0 million expires on May 21, 1999. Periodically, the Company will make short-term borrowings under these facilities to meet short-term cash flow needs. During the three months ended March 31, 1999, the Company borrowed $5.0 million and repaid $10.0 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of the Company's operations. As of March 31, 1999, there was $10.0 million outstanding under these facilities.

As of March 31, 1999, the Company has committed to invest $7.5 million related to two letter of credit arrangements with one of its equity investments and has unconditionally guaranteed $30.0 million of debt that was incurred by another of its investments. In addition, the Company has guaranteed an aggregate $7.9 million of funds through letters of credit or other arrangements related to several investments and insurance programs of the Company. No funds have been expended related to these guarantees.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

Through the first three months of 1999, the Company paid $6.2 million in cash dividends on its common stock. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In January 1999, the Company announced a first quarter dividend of $.40 per share, a 14% increase over the first quarter dividend in 1998.

Net capital expenditures were $4.2 million and $1.9 million for each of the three month periods ended March 31, 1999 and 1998 respectively. The $1.3 million increase is due primarily to expansion of facilities at the Company's headquarters building in Itasca, Illinois. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 1999, to repurchase its common stock. Through the first three months of 1999, the Company repurchased 273,000 shares at a cost of $11.5 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 260,000 additional shares through June 30, 1999. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

YEAR 2000 COMPLIANCE

Computer programs that have time sensitive software may recognize the date "00" as the Year 1900, rather than the Year 2000 which could result in system failures or miscalculations causing disruptions of operations. With respect to this issue, the Company has completed an assessment of its computer systems and software and has substantially completed the necessary modifications or replacements of its existing software so that its computer systems will function properly in the Year 2000 and beyond. Testing and live use have taken place and will continue in 1999. Any additional modifications found necessary will be made at that time. No contingency plans are deemed necessary.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 5.  Other Information

     a.   Exhibit 99 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Exhibit 99 - Press Release of Arthur J. Gallagher & Co. dated April 22, 1999.

     c. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1999.



                                        ARTHUR J. GALLAGHER & CO.




                                         /s/Michael J. Cloherty
                                        ---------------------------------------
                                                  Michael J. Cloherty
                                               Executive Vice President
                                                Chief Financial Officer



                                         /s/Jack H. Lazzaro
                                        ---------------------------------------
                                                    Jack H. Lazzaro
                                               Vice President - Finance
                                               Chief Accounting Officer