Form 10-K/A
period 1998-12-31
GALLAGHER ARTHUR J & CO
filed 1999-07-07
CIK 354190

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                              Amendment No. 1 to
                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The 1998 Annual Report on Form 10-K has been amended to restate the financial information included in the previously filed 1998 Form 10-K to reflect the operations of three additional 1998 acquisitions and the three 1999 acquisitions all of which were accounted for as poolings of interests. The consolidated financial statements and related information for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  During a review of the Company's 1998 Form 10-K, the SEC staff had discussions with the Company concerning the application of materiality guidelines related to the restatement of financial statements for business combinations accounted for using the pooling of interests method. The guidelines applied in this instance by the SEC staff differed from those applied in the past by the Company. The SEC staff applied such materiality guidelines to all of the Company's 1998, 1997 and 1996 acquisitions accounted for as poolings of interests for which the previously reported financial statements were not restated. Based on the former materiality guidelines applied by the Company, the operations of these acquisitions were deemed by the Company to be immaterial to the consolidated financial statements. As a result of this SEC review, the Company has restated the financial information included in the previously filed 1998 Form 10-K to reflect the operations of three additional 1998 acquisitions.

  In the three-month period ended March 31, 1999, the Company acquired substantially all of the net assets of three companies and accounted for these acquisitions as poolings of interests. The previously reported 1998 financial information included in the Company's Form 10-Q for the three-month period ended March 31, 1999 has been restated to reflect the operations of these 1999 acquisitions. Accordingly, as a result of the amendment to the previously filed 1998 Form 10-K, the Company has also restated the financial information included in the 1998 Form 10-K to reflect the operations of these 1999 acquisitions.

  The restatement effect on net earnings per common and common equivalent share was ($.01), ($.01) and ($.03) in 1998, 1997 and 1996, respectively, for the three additional 1998 acquisitions and ($.03), ($.03) and $.00 in 1998, 1997 and 1996, respectively, for the 1999 acquisitions. See Notes 2 and 15 to the Consolidated Financial Statements.

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

  The Company has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs. Risk Management Services includes the Company's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for the Company's clients. Financial Services primarily includes the Company's investment operations. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating segments.

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

Financial Services

  Financial Services is primarily responsible for the Company's comprehensive and diversified investment portfolio which includes investment strategies, marketable securities, tax advantaged investments, equity investments, real estate partnerships and notes receivable from investees. Tax advantaged investments represent amounts invested by the Company in limited partnerships that operate qualified affordable housing or alternative energy projects. The Company receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns 10,000 acres of land to be developed near Orlando, Florida. Notes receivable from investees represent secured loans made by the Company to several of its equity and limited partnership investments. Financial Services is primarily responsible for the management of the Company's own investments but is expanding these investment management services in conjunction with the insurance products the Company markets to its clients. These investments and the associated returns are for the benefit of the Company.

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

Commissions and Fees

  The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue, including non-recurring gains, are as follows (in thousands):

                                              Years Ended December 31,
                                    --------------------------------------------
                                        1998*          1997*          1996*
                                    -------------- -------------- --------------
                                             % of           % of           % of
                                     Amount  Total  Amount  Total  Amount  Total
                                    -------- ----- -------- ----- -------- -----
Commissions........................ $325,896   59  $302,993   58  $292,940   60
Fees...............................  209,730   38   182,944   35   173,510   35
Investment income and other........   18,836    3    24,826    5    24,506    5
Non-recurring gains................      --   --      8,993    2       --   --
                                    -------- ---   -------- ---   -------- ---
                                    $554,462  100  $519,756  100  $490,956  100
                                    ======== ===   ======== ===   ======== ===

--------
  *Restated for 1998 and 1999 acquisitions accounted for as poolings of interests. See Notes 2 and 15 to the consolidated financial statements.

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

  The following acquisitions have occurred since December 31, 1998:

  On February 28, 1999, the Company acquired substantially all of the net assets of Goodman Insurance Agency, Inc., a California corporation engaged in the insurance brokerage and services business in exchange for 157,385 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with the Company.

  On February 28, 1999, the Company acquired substantially all of the net assets of Dodson-Bateman & Company, a Texas corporation engaged in the insurance brokerage and services business in exchange for 147,480 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. Two principals and one key employee entered into three-year employment agreements with the Company.

  On February 28, 1999, the Company acquired substantially all of the net assets of Associated Risk Managers of California, Insurance Producers, dba ARM of California, a California corporation engaged in the insurance brokerage and services business in exchange for 99,054 shares of the Company's Common Stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with the Company.

  On May 1, 1999, the Company acquired substantially all of the net assets of
R. W. Thom & Company, Inc., a California corporation engaged in the retail insurance brokerage business for an initial cash payment of $250,000. This acquisition was accounted for as a purchase. The principal entered into a three-year employment agreement with the Company.

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

Employees

  As of December 31, 1998, the Company and its subsidiaries employed approximately 4,350 employees, none of whom is represented by a labor union. The Company continuously reviews benefits and other matters of interest to its employees. The Company considers its relations with its employees to be satisfactory.

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6. Selected Financial Data.

                           ARTHUR J. GALLAGHER & CO.

                          GROWTH RECORD: 1989-1998(a)

                                           Average
                                           Annual  ----------------------------
(in thousands, except per share and        Growth    1998      1997      1996
employee data)                             ------- --------  --------  --------
(restated--see Notes 2 and 15 to the consolidated financial statements)
Revenue Data
  Commissions............................          $325,896  $302,993  $292,940
  Fees...................................           209,730   182,944   173,510
  Investment income and other (e)........            18,836    33,819    24,506
                                                   --------  --------  --------
  Total revenues.........................          $554,462  $519,756  $490,956
  Dollar growth..........................          $ 34,706  $ 28,800  $ 20,277
  Percent growth.........................      9%        7%        6%        4%
                                           ------  --------  --------  --------
Pretax Earnings Data
  Pretax earnings........................          $ 85,479  $ 84,467  $ 68,367
  Dollar growth..........................          $  1,012  $ 16,100  $   (983)
  Percent growth.........................     12%        1%       24%       (1%)
  Pretax earnings as a percentage of
   revenues..............................               15%       16%       14%
                                           ------  --------  --------  --------
Net Earnings Data
  Net earnings...........................          $ 57,392  $ 56,452  $ 45,482
  Dollar growth..........................          $    940  $ 10,970  $  2,161
  Percent growth.........................     11%        2%       24%        5%
  Net earnings as a percentage of
   revenues..............................               10%       11%        9%
                                           ------  --------  --------  --------
Net Earnings Per Share Data
  Shares outstanding at year end.........            18,049    17,571    17,437
  Net earnings per share (b).............          $   3.06  $   3.13  $   2.51
  Percent growth.........................     11%       (2%)      25%        7%
                                           ------  --------  --------  --------
Employee Data
  Number at year end.....................             4,339     4,093     4,219
  Number growth..........................               246      (126)       35
  Percent growth.........................      5%        6%       (3%)       1%
  Total revenue per employee (c).........          $    128  $    127  $    116
  Net earnings per employee (c)..........          $     13  $     14  $     11
                                           ------  --------  --------  --------
Common Stock Dividend Data
  Dividends declared per share (d).......          $   1.40  $   1.24  $   1.16
  Total dividends declared...............          $ 24,218  $ 20,408  $ 18,399
  Percent of net earnings................               42%       36%       40%
                                           ------  --------  --------  --------
Balance Sheet Data
  Total assets...........................          $758,435  $669,609  $617,280
  Long-term debt less current portion....               --        --      1,130
  Total stockholders' equity.............          $205,547  $171,451  $138,914
                                           ------  --------  --------  --------
Return On Beginning Stockholders' Equity.               33%       41%       35%

Notes:
(a) The financial information for all periods has been restated for seven 1998 and three 1999 acquisitions accounted for using the pooling of interests method.
(b) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends declared on a share of common stock outstanding during the entire year.
(e) Includes non-recurring gains.


                        Years Ended December 31,

--------------------------------------------------------------------------------

  1995        1994         1993         1992         1991          1990         1989
--------    --------     --------     --------     --------      --------     --------
$284,043    $263,266     $236,575     $218,749     $210,353      $202,611     $182,423
 163,691     145,021      132,464      114,841       95,622        80,371       66,537
  22,945      14,394       21,254       17,499       14,956        20,676       20,051
--------    --------     --------     --------     --------      --------     --------
$470,679    $422,681     $390,293     $351,089     $320,931      $303,658     $269,011
$ 47,998    $ 32,388     $ 39,204     $ 30,158     $ 17,273      $ 34,647     $ 25,498
     11%          8%          11%           9%           6%           13%          10%
--------    --------     --------     --------     --------      --------     --------
$ 69,350    $ 60,142     $ 54,683     $ 40,829     $ 33,778      $ 36,241     $ 36,153
$  9,208    $  5,459     $ 13,854     $  7,051     $ (2,463)     $     88     $  6,749
     15%         10%          34%          21%          (7%)          --%          23%
     15%         14%          14%          12%          11%           12%          13%
--------    --------     --------     --------     --------      --------     --------
$ 43,321    $ 38,167     $ 32,520     $ 25,578     $ 23,194      $ 24,565     $ 24,248
$  5,154    $  5,647     $  6,942     $  2,384     $ (1,371)     $    317     $  3,021
     14%         17%          27%          10%          (6%)           1%          14%
      9%          9%           8%           7%           7%            8%           9%
--------    --------     --------     --------     --------      --------     --------
  17,509      17,215       18,120       17,595       17,901        18,115       17,982
$   2.35    $   2.08     $   1.72     $   1.39     $   1.24      $   1.32     $   1.30
     13%         21%          24%          12%          (6%)           2%          15%
--------    --------     --------     --------     --------      --------     --------
   4,184       3,838        3,661        3,404        3,212         3,089        2,896
     346         177          257          192          123           193          150
      9%          5%           8%           6%           4%            7%           5%
$    112    $    110     $    107     $    103     $    100      $     98     $     93
$     10    $     10     $      9     $      8     $      7      $      8     $      8
--------    --------     --------     --------     --------      --------     --------
$   1.00    $   0.88     $   0.72     $   0.64     $   0.64      $   0.60     $   0.52
$ 15,270    $ 13,209     $ 10,808     $  8,767     $  8,439      $  6,999     $  5,905
     35%         35%          33%          34%          36%           28%          24%
--------    --------     --------     --------     --------      --------     --------
$587,950    $536,542     $564,823     $506,067     $487,212      $479,150     $429,443
   2,260       3,390       28,166       23,888       24,432        24,723       24,775
$128,895    $107,950     $129,447     $102,097     $ 97,334      $ 95,946     $ 88,120
--------    --------     --------     --------     --------      --------     --------
     40%         29%          32%          26%          24%           28%          31%

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

Results of Operations--Consolidated

  The Company's results of operations for all periods have been restated for seven acquisitions made during 1998 and three acquisitions made in the first quarter of 1999 as if they had operated as part of the Company prior to their joining the Company. The Company continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on year-to-year comparisons, see Note 2 to the Consolidated Financial Statements.

  Commission revenues increased by $22.9 million or 8% in 1998. This increase is the result of new business production of $54.1 million, significantly offset by lost business of $35.2 million, with the balance coming from net increases on renewals and contingent commissions. Commission revenues increased by $10.1 million or 3% in 1997. This increase is the result of new business production partially offset by lost business.

  Fee revenues increased by $26.8 million or 15% in 1998. This increase, generated primarily from the Risk Management Services segment, resulted from strong new business production of $39.0 million and favorable retention rates on existing business. Fee revenues increased by $9.4 million or 5% in 1997. This increase, also generated primarily from Risk Management Services, resulted from new business production partially offset by lost business.

  Investment income and other decreased by $6.0 million or 24% in 1998. This decrease is due primarily to lower returns on funds invested with outside fund managers which were adversely affected by volatility in global equity markets during 1998. In addition, the Company liquidated a portion of its investment portfolio, thereby reducing the aggregate value of these portfolios by $24.0 million during 1998. Investment income and other increased by $.3 million or 1% in 1997 over the same period in 1996.

  In 1997, the Company recognized non-recurring pretax gains of $7.2 million on the sale of underperforming or geographically undesirable operations and $1.8 million on a real estate transaction. There were no material non-recurring pretax gains recorded in either 1998 or 1996.

  Salaries and employee benefits increased by $23.1 million or 9% in 1998 due primarily to a 6% increase in employee head count, salary increases, the annualized effect of prior year new hires along with a corresponding increase in employee benefit expenses, and a $4.8 million non-recurring gain recognized in 1997 from the settlement of a defined benefit pension plan at one of the Company's United Kingdom subsidiaries. Salaries and employee benefits increased by $6.2 million or 2% in 1997 due to salary increases and the annualized effect of prior year new hires substantially offset by a 3% reduction in employee head count in 1997, the non-recurring pension gain mentioned above and a wage freeze for some management employees in 1997.

  Other operating expenses increased by $10.6 million or 6% in 1998. This increase is due primarily to increases associated with travel, entertainment and temporary personnel costs for new business, technology upgrades, office consolidation expenses and commissions paid to sub-brokers. Other operating expenses increased by $6.5 million or 4% in 1997. This increase is due primarily to higher business insurance costs, additional rent and utility expenses resulting from leasing new office space, expanding and upgrading existing office facilities and the costs associated with closing certain underperforming operations.

  The Company's effective income tax rates of 32.9%, 33.2% and 33.5% in 1998, 1997 and 1996, respectively, are less than the statutory federal income tax rate of 35% due primarily to the effect of tax benefits generated by certain investments which are substantially offset by state and foreign taxes. See
Note 12 to the Consolidated Financial Statements.

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

Insurance Brokerage Services

  Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in 1998 were $376.3 million, a 7% increase over 1997. This increase is due primarily to new business production and the positive effect of acquisitions, significantly offset by lost business. U.S. revenues of $344.0 million were up 6% over 1997. Revenues in 1998 from foreign operations, principally in the

United Kingdom were up 8% or $2.3 million over 1997 due mainly to new business partially offset by lost business. Earnings before income taxes of $69.2 million in 1998 increased 17% over 1997 as a result of increased revenues. Total revenues in 1997 were $353.1 million, an increase of 4% over 1996. This increase again is due to new business production partially offset by lost business. U.S. revenues of $323.1 million were up 4% over 1996. Revenues in 1997 from foreign operations, primarily in the United Kingdom, were virtually flat with 1996. Earnings before income taxes of $59.2 million in 1997 increased 10% over 1996 due mainly to increased revenues.

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

Financial Services

  Financial Services is primarily responsible for the Company's comprehensive and diversified investment portfolio which includes investment strategies held as trading, marketable securities held as available for sale, tax advantaged investments, investments on the equity method of accounting, real estate partnerships and notes receivable from investees. Revenues in 1998 were $9.3 million or $14.7 million less than revenues in 1997 and earnings before income taxes decreased $16.9 million or 76% from 1997. These decreases relate to $9.0 million and $13.8 million of non-recurring gains in revenues and earnings before taxes, respectively, recognized in 1997 and less favorable returns on funds invested with outside fund managers due to equity market conditions in 1998. Revenues in 1997 increased 80% over 1996 and earnings before income taxes in 1997 increased 166% over 1996 due primarily to the non-recurring gains mentioned above and favorable returns on funds invested with outside fund managers. Financial Services' revenues are generated principally in the U.S.

Corporate

  Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating entities. Revenues are not recorded in this segment and all costs are generated in the U.S. See Note 14 to the Consolidated Financial Statements.

Financial Condition and Liquidity

  The insurance brokerage industry is not capital intensive. The Company has historically been profitable, and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Cash generated from operating activities was $54.5 million, $71.6 million and $46.9 million in 1998, 1997 and 1996, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from year to year. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

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

  The Company also has line of credit facilities which have been increased from $27.5 million to $45.0 million and expire on April 30, 2000. Periodically, the Company will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During 1998 and 1997, the Company borrowed $60.0 million and $30.9 million and repaid $60.0 million and $25.9 million of short-term borrowings, respectively, under these facilities. As of December 31, 1998 and 1997, $15.0 million was outstanding under these facilities. These borrowings were primarily used on a short-term basis to finance a portion of the Company's expanded investment activity.

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

  Net capital expenditures were $13.2 million, $12.1 million and $10.6 million in 1998, 1997 and 1996, respectively. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

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

Item 8. Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Pages
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings......................................    18
  Consolidated Balance Sheet..............................................    19
  Consolidated Statement of Cash Flows....................................    20
  Consolidated Statement of Stockholders' Equity..........................    21
  Notes to Consolidated Financial Statements.............................. 22-40
Management's Report.......................................................    41
Report of Independent Auditors............................................    42

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
                                                      (restated--see Notes 2 and
                                                                 15)
Operating Results
Revenues:
  Commissions.......................................  $325,896 $302,993 $292,940
  Fees..............................................   209,730  182,944  173,510
  Investment income and other.......................    18,836   24,826   24,506
  Non-recurring gains...............................       --     8,993      --
                                                      -------- -------- --------
    Total revenues..................................   554,462  519,756  490,956
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   288,260  265,204  258,992
  Other operating expenses..........................   180,723  170,085  163,597
                                                      -------- -------- --------
    Total expenses..................................   468,983  435,289  422,589
                                                      -------- -------- --------
Earnings before income taxes........................    85,479   84,467   68,367
Provision for income taxes..........................    28,087   28,015   22,885
                                                      -------- -------- --------
    Net earnings....................................  $ 57,392 $ 56,452 $ 45,482
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.20 $   3.24 $   2.61
Net earnings per common and common equivalent share.      3.06     3.13     2.51
Dividends declared per common share.................      1.40     1.24     1.16




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                            (in thousands)
                                                              (restated--
                                                          see Notes 2 and 15)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $  64,469  $  79,711
  Restricted cash........................................    90,560     82,515
  Premiums and fees receivable...........................   292,979    226,592
  Investment strategies--trading.........................    57,368     62,681
  Other..................................................    37,289     41,271
                                                          ---------  ---------
    Total current assets.................................   542,665    492,770
Marketable securities--available for sale................    20,089     39,203
Deferred income taxes and other noncurrent assets........   151,336     97,578
Fixed assets.............................................    99,656     91,794
Accumulated depreciation and amortization................   (67,852)   (62,233)
                                                          ---------  ---------
    Net fixed assets.....................................    31,804     29,561
Intangible assets--net...................................    12,541     10,497
                                                          ---------  ---------
                                                          $ 758,435  $ 669,609
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Premiums payable to insurance companies................ $ 380,112  $ 328,456
  Accrued salaries and bonuses...........................    21,940     18,612
  Accounts payable and other accrued liabilities.........    92,129     91,207
  Unearned fees..........................................    13,616     11,778
  Income taxes payable...................................    12,621     10,843
  Other..................................................    19,517     23,901
                                                          ---------  ---------
    Total current liabilities............................   539,935    484,797
Other noncurrent liabilities.............................    12,953     13,361
Stockholders' equity:
  Common stock--issued and outstanding 18,049 shares in
   1998 and
    17,571 shares in 1997................................    18,049     17,571
  Capital in excess of par value.........................    12,885      4,115
  Retained earnings......................................   175,390    148,107
  Accumulated other comprehensive earnings (loss)........      (777)     1,658
                                                          ---------  ---------
    Total stockholders' equity...........................   205,547    171,451
                                                          ---------  ---------
                                                          $ 758,435  $ 669,609
                                                          =========  =========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (in thousands)
                                                  (restated--see Notes 2 and
                                                             15)
Cash flows from operating activities:
  Net earnings................................... $ 57,392  $ 56,452  $ 45,482
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other............   (4,144)   (4,938)   (3,928)
    Gain on sales of operations..................      --     (7,203)      --
    Gain on real estate transaction..............      --     (1,790)      --
    Depreciation and amortization................   11,940    11,546    11,075
    (Increase) decrease in restricted cash.......   (8,045)    7,887     7,484
    (Increase) decrease in premiums receivable...  (57,865)   16,066    (8,091)
    Increase (decrease) in premiums payable......   51,656   (10,803)    6,027
    Decrease (increase) in trading investments--
     net.........................................    6,963    (6,217)   (4,128)
    Decrease (increase) in other current assets..    6,082    (6,493)   (8,229)
    Increase in accrued salaries and bonuses.....    3,328     3,539     1,326
    (Decrease) increase in accounts payable and
       other accrued liabilities.................     (111)   19,472     8,653
    Increase (decrease) in income taxes payable..    1,778     5,779    (5,558)
    Net change in deferred income taxes..........   (5,474)   (9,604)   (2,502)
    Other........................................   (8,982)   (2,067)     (702)
                                                  --------  --------  --------
      Net cash provided by operating activities..   54,518    71,626    46,909
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (33,331)  (30,170)  (23,679)
  Proceeds from sales of marketable securities...   47,665    30,368    28,747
  Proceeds from maturities of marketable
   securities....................................    2,600     1,645     1,958
  Net additions to fixed assets..................  (13,227)  (12,097)  (10,583)
  Proceeds from sales of operations and other....      --      8,993       --
  Other..........................................  (52,404)  (34,719)  (17,057)
                                                  --------  --------  --------
      Net cash used by investing activities......  (48,697)  (35,980)  (20,614)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........   13,655    10,964     7,966
  Tax benefit from issuance of common stock......    4,273     2,429     1,955
  Repurchases of common stock....................   (8,651)  (17,126)  (21,290)
  Dividends paid.................................  (23,185)  (19,990)  (17,530)
  Retirement of long-term debt...................   (1,130)   (1,130)   (1,130)
  Borrowings on line of credit facilities........   75,000    30,900    10,000
  Repayments on line of credit facilities........  (75,000)  (25,900)      --
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (6,025)     (642)   (6,725)
                                                  --------  --------  --------
      Net cash used by financing activities......  (21,063)  (20,495)  (26,754)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................  (15,242)   15,151      (459)
Cash and cash equivalents at beginning of year...   79,711    64,560    65,019
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $64,469   $ 79,711  $ 64,560
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $  1,316  $  1,050  $    912
  Income taxes paid..............................   20,400    24,455    25,984

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                             Capital                 Other
                           Common Stock     In Excess            Comprehensive      Total
                          ---------------      Of      Retained    Earnings     Stockholders'
                          Shares  Amount    Par Value  Earnings     (Loss)         Equity
                          ------  -------   ---------  --------  -------------  -------------
                                                 (in thousands)
                                         (restated--see Notes 2 and 15)

Balance at December 31,
 1995 as previously
 reported...............  16,529  $16,529    $    --   $109,616    $        34     $  126,179
 Acquisition of pooled
  companies.............     980      980        (303)    2,039            --           2,716
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1995...................  17,509   17,509        (303)  111,655             34        128,895
                                                                                -------------
 Net earnings...........     --       --          --     45,482            --          45,482
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             855            855
                                                                                -------------
Comprehensive earnings                                                                 46,337
 Cash dividends declared
  on common stock.......     --       --          --    (18,399)           --         (18,399)
 Common stock issued
  under stock option
  plans.................     398      398       7,568       --             --           7,966
 Tax benefit from
  issuance of common
  stock.................     --       --        1,955       --             --           1,955
 Common stock
  repurchases...........    (645)    (645)     (7,383)  (13,262)           --         (21,290)
 Common stock issued in
  three pooling
  acquisitions..........     175      175         --        --             --             175
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          (11)   (6,714)           --          (6,725)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1996...................  17,437   17,437       1,826   118,762            889        138,914
                                                                                -------------
 Net earnings...........     --       --          --     56,452            --          56,452
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             769            769
                                                                                -------------
Comprehensive earnings                                                                 57,221
 Cash dividends declared
  on common stock.......     --       --          --    (20,408)           --         (20,408)
 Common stock issued
  under stock option
  plans.................     557      557      10,407       --             --          10,964
 Tax benefit from
  issuance of common
  stock.................     --       --        2,429       --             --           2,429
 Common stock
  repurchases...........    (522)    (522)    (10,627)   (5,977)           --         (17,126)
 Common stock issued in
  two pooling
  acquisitions..........      99       99         --        --             --              99
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --           80      (722)           --            (642)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1997...................  17,571   17,571       4,115   148,107          1,658        171,451
                                                                                -------------
 Net earnings...........     --       --          --     57,392            --          57,392
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (2,435)        (2,435)
                                                                                -------------
Comprehensive earnings                                                                 54,957
 Cash dividends declared
  on common stock.......     --       --          --    (24,218)           --         (24,218)
 Common stock issued
  under stock option
  plans.................     588      588      13,067       --             --          13,655
 Tax benefit from
  issuance of common
  stock.................     --       --        4,273       --             --           4,273
 Common stock
  repurchases...........    (215)    (215)     (8,436)      --             --          (8,651)
 Common stock issued in
  six pooling
  acquisitions..........     105      105         --        --             --             105
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --         (134)   (5,891)           --          (6,025)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1998...................  18,049  $18,049    $ 12,885  $175,390    $      (777)    $  205,547
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

 Restricted cash

  In its capacity as an insurance broker, the Company collects premiums from insureds and, after deducting its commissions and/or fees, remits these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by the Company. Various state and foreign agencies that regulate insurance brokers provide specific requirements that limit the type of investments that may be made with such funds. Accordingly the Company invests these funds in cash, money market accounts, commercial paper and certificates of deposit. The Company earns interest income on these unremitted funds, which is reported as investment income and other in the accompanying consolidated statement of earnings.

  Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states and foreign jurisdictions in which the Company's subsidiaries operate. Additionally, the Company's United Kingdom subsidiaries are required by Lloyd's of London to meet certain liquidity requirements. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance companies.

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

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Fixed assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheet. Furniture and equipment with a cost of $87,619,000 and $81,499,000 at December 31, 1998 and 1997, respectively, are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements with a cost of $12,037,000 and $10,295,000 at December 31, 1998 and 1997, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

 Intangible assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expiration lists. The excess of cost over the value of net tangible assets is amortized over twenty to forty years using the straight-line method. Non-compete agreements and expiration lists are amortized principally over ten years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was $4,640,000 and $6,504,000, respectively.

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

2. Business Combinations

  In 1998, the Company acquired substantially all of the net assets of twelve insurance brokerage firms and one benefits consulting company in exchange for 681,000 shares of its common stock. In 1997, the Company acquired substantially all of the net assets of one insurance brokerage firm and two benefits consulting companies in exchange for 263,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for six of the 1998 acquisitions and two of the 1997 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations--(Continued)

The following summarizes the restatement of the 1997 and 1996 consolidated financial statements to reflect the operations of the 1998 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled       As
1997                                            Reported   Companies    Restated
----                                           ---------- ------------  --------
Total revenues...............................   $488,028    $   23,889  $511,917
Net earnings.................................     53,316         2,269    55,585
Net earnings per common share................       3.24           .02      3.26
Net earnings per common and common equivalent
 share.......................................       3.13           .03      3.16
1996
----
Total revenues...............................   $462,022    $   22,530  $484,552
Net earnings.................................     43,144         1,338    44,482
Net earnings per common share................       2.62          (.01)     2.61
Net earnings per common and common equivalent
 share.......................................       2.52          (.01)     2.51

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

The consolidated financial statements included in the previously filed 1998 Annual Report on Form 10-K have been restated to reflect the operations of three additional 1998 acquisitions accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. During a review of the Company's 1998 Form 10-K, the SEC staff had discussions with the Company concerning the application of materiality guidelines related to the restatement of financial statements for business combinations accounted for using the pooling of interests method. The guidelines applied in this instance by the SEC staff differed from those applied in the past by the Company. The SEC staff applied such materiality guidelines to all of the Company's 1998, 1997 and 1996 acquisitions accounted for as poolings of interests for which the previously reported financial statements were not restated. Based on the former materiality guidelines applied by the Company, the operations of these acquisitions were deemed by the Company to be immaterial to the consolidated financial statements. As a result of this SEC review, the Company has restated the financial information included in the previously filed 1998 Form 10-K to reflect the operations of three additional 1998 acquisitions.

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations--(Continued)

  The following summarizes the restatement of the previously reported 1998, 1997 and 1996 consolidated financial statements to reflect the operations of the three additional 1998 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
1998                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $540,655    $ 3,777    $544,432
Net earnings..................................    56,501        141      56,642
Net earnings per common share.................      3.25       (.02)       3.23
Net earnings per common and common equivalent
 share........................................      3.10       (.01)       3.09
1997
----
Total revenues................................  $500,498    $11,419    $511,917
Net earnings..................................    54,900        685      55,585
Net earnings per common share.................      3.28       (.02)       3.26
Net earnings per common and common equivalent
 share........................................      3.17       (.01)       3.16
1996
----
Total revenues................................  $473,753    $10,799    $484,552
Net earnings..................................    44,227        255      44,482
Net earnings per common share.................      2.64       (.03)       2.61
Net earnings per common and common equivalent
 share........................................      2.54       (.03)       2.51

  In addition to the above restatements for the 1998 acquisitions, the accompanying consolidated financial statements have been restated to reflect the operations of three 1999 acquisitions accounted for as poolings of interests. See Note 15 to the consolidated financial statements.

3. Investments

  The following is a summary of available for sale marketable securities (in thousands):

                                          Cost or    Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
December 31, 1998                          Cost       Gains     Losses    Value
-----------------                        --------- ---------- ---------- -------
Preferred stocks........................  $14,487    $  529     $  646   $14,370
Common stocks...........................    4,735        57      1,218     3,574
Fixed maturities........................    2,161        71         87     2,145
                                          -------    ------     ------   -------
                                          $21,383    $  657     $1,951   $20,089
                                          =======    ======     ======   =======
December 31, 1997
-----------------
Preferred stocks........................  $20,776    $1,264     $  162   $21,878
Common stocks...........................   12,139     2,420        766    13,793
Fixed maturities........................    3,525       161        154     3,532
                                          -------    ------     ------   -------
                                          $36,440    $3,845     $1,082   $39,203
                                          =======    ======     ======   =======

  The gross realized gains on sales of marketable securities totaled $3,054,000, $2,257,000 and $1,652,000 for 1998, 1997 and 1996, respectively.
The gross realized losses totaled $1,179,000, $346,000 and $881,000 for 1998, 1997 and 1996, respectively.

                           ARTHUR J. GALLAGHER & CO.

3. Investments--(Continued)

  The cost or amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are as follows (in thousands):

                                                               Cost or
                                                              Amortized  Fair
                                                                Cost     Value
                                                              --------- -------
Due in 1999.................................................. $    --   $   --
Due in 2000 through 2003.....................................   1,540    1,524
Due in 2004 through 2008.....................................     152      152
Due in 2009 and thereafter...................................     469      469
                                                              --------  -------
                                                              $  2,161  $ 2,145
                                                              ========  =======

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The following is a summary of deferred income taxes and other noncurrent assets (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------- -------
Tax advantaged investments................................... $ 51,400  $34,413
Investments on equity method of accounting...................   20,017   15,736
Real estate partnerships.....................................   10,732      405
Notes receivable from investees..............................   30,855   12,545
Noncurrent deferred income taxes.............................   21,669   19,349
Other investments............................................    9,466    8,656
Other........................................................    7,197    6,474
                                                              --------- -------
                                                              $151,336  $97,578
                                                              ========= =======

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

                           ARTHUR J. GALLAGHER & CO.

3. Investments--(Continued)

  Significant components of investment income and other, including non-recurring gains, are as follows (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Interest............................................ $11,441  $14,650  $16,271
Dividends...........................................   2,809    3,814    4,229
Net realized and unrealized gains...................   4,144    4,938    3,928
Other income........................................   1,206    1,155      189
Income (loss) from equity investments...............    (764)     269     (111)
Non-recurring gains.................................     --     8,993      --
                                                     -------  -------  -------
Total investment income and other................... $18,836  $33,819  $24,506
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

  The components of other comprehensive earnings, including the related income tax effects, consist of the following (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Change in unrealized gain (loss) on available for
 sale securities during the year, net of income
 taxes of ($844), $872 and $830, respectively....... $(1,267) $ 1,308  $ 1,245
Reclassification adjustment for gains realized in
 net earnings during the year, net of income taxes
 of ($778), ($360) and ($259), respectively.........  (1,168)    (539)    (390)
                                                     -------  -------  -------
Net change in unrealized gain (loss) on available
 for sale securities during the year, net of income
 taxes of ($1,622), $512 and $571, respectively..... $(2,435) $   769  $   855
                                                     =======  =======  =======

4. Securities Purchased Under Agreements to Resell

  At December 31, 1998, securities purchased under agreements to resell the identical securities are collateralized by government backed small business administration loans and government securities with a carrying value of $21,714,000 and a fair value of $21,817,000. The securities collateralizing the agreements were held by two primary dealers. At December 31, 1997, these securities had a carrying value of $22,121,000 and a fair value of $22,360,000.

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

                           ARTHUR J. GALLAGHER & CO.

5. Credit and Debt Agreements--(Continued)

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

7. Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
Net earnings........................................  $ 57,392 $ 56,452 $ 45,482
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    17,946   17,434   17,427
Dilutive effect of stock options using the treasury
 stock method.......................................       804      584      681
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    18,750   18,018   18,108
                                                      ======== ======== ========
Net earnings per common share.......................  $   3.20 $   3.24 $   2.61
Net earnings per common and common equivalent share.      3.06     3.13     2.51

                           ARTHUR J. GALLAGHER & CO.

7. Earnings Per Share--(Continued)

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

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
Pro forma net earnings.................................  $56,340 $55,561 $43,838
Pro forma net earnings per common share................     3.14    3.19    2.57
Pro forma net earnings per common and common equivalent
 share.................................................     3.04    3.11    2.50

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)

  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
Dividend yield.......................................     3.1%     3.0%     2.9%
Risk-free interest rate..............................     4.9%     5.7%     6.3%
Volatility...........................................    24.1%    23.9%    24.1%
Expected life (years)................................     8.0      8.0      8.0

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

                           ARTHUR J. GALLAGHER & CO.

8. Stock Options Plans--(Continued)

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

                           ARTHUR J. GALLAGHER & CO.

9. Retirement Plans--(Continued)

  The Company has a contributory savings and thrift plan covering the majority of its employees. Company contributions are at the discretion of the Company's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. The Company contributed $2,966,000, $2,931,000 and $3,461,000 in 1998, 1997 and 1996, respectively. The Company also has a foreign defined contribution plan which provides for basic contributions by the Company and voluntary contributions by employees which are matched 100% by the Company, up to a maximum of 5% of salary, as defined. Net expense (income) for foreign retirement plans amounted to $3,128,000 in 1998, ($2,922,000) in 1997 and $1,485,000 in 1996.

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
                                                                       --------
                                                                       $130,737
                                                                       ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $32,361,000 in 1998, $31,274,000 in 1997 and $29,372,000 in 1996.

  At December 31, 1998, the Company has contingently committed to invest an additional $7,500,000 in 1999 related to two letter of credit arrangements with one of its equity investments. At December 31, 1998, the

                           ARTHUR J. GALLAGHER & CO.

11. Commitments and Contingencies--(Continued)
Company has unconditionally guaranteed $30,000,000 of debt that was incurred by one of the Company's other investments. In addition, the Company has guaranteed an aggregate $8,700,000 of funds through letters of credit or other arrangements related to several investment and insurance programs of the Company.

12. Income Taxes

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                     Years Ended December 31,
                                                     --------------------------
                                                      1998      1997     1996
                                                     -------  --------  -------
Earnings before income taxes:
 Domestic........................................... $80,037  $ 77,832  $63,203
 Foreign............................................   5,442     6,635    5,164
                                                     -------  --------  -------
                                                     $85,479  $ 84,467  $68,367
                                                     =======  ========  =======
Provision for income taxes:
 Federal:
  Current........................................... $27,357  $ 30,758  $20,049
  Deferred..........................................  (7,049)  (10,284)  (3,737)
                                                     -------  --------  -------
                                                      20,308    20,474   16,312
                                                     -------  --------  -------
 State and local:
  Current...........................................   7,097     6,355    5,354
  Deferred..........................................  (1,007)   (1,469)    (415)
                                                     -------  --------  -------
                                                       6,090     4,886    4,939
                                                     -------  --------  -------
 Foreign:
  Current...........................................   2,629     1,318      729
  Deferred..........................................    (940)    1,337      905
                                                     -------  --------  -------
                                                       1,689     2,655    1,634
                                                     -------  --------  -------
Total provision for income taxes.................... $28,087  $ 28,015  $22,885
                                                     =======  ========  =======

  A reconciliation of the provision for income taxes with the U.S. federal income tax rate is as follows (in thousands):

                                       Years Ended December 31,
                             -------------------------------------------------
                                  1998             1997             1996
                             ---------------  ---------------  ---------------
                                       % of             % of             % of
                                      Pretax           Pretax           Pretax
                             Amount   Income  Amount   Income  Amount   Income
                             -------  ------  -------  ------  -------  ------
Federal statutory rate...... $29,918    35.0  $29,563    35.0  $23,928    35.0
State income taxes--net of
 federal....................   3,731     4.4    2,925     3.5    3,151     4.6
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners............    (509)   (0.6)     (84)   (0.1)    (468)   (0.7)
Foreign taxes...............     349     0.4      592     0.7      208     0.3
Affordable housing and
 alternative energy tax
 credits....................  (4,866)   (5.7)  (2,697)   (3.2)  (2,242)   (3.3)
Other--net..................    (536)   (0.6)  (2,284)   (2.7)  (1,692)   (2.4)
                             -------  ------  -------  ------  -------  ------
Provision for income taxes.. $28,087    32.9  $28,015    33.2  $22,885    33.5
                             =======  ======  =======  ======  =======  ======

                           ARTHUR J. GALLAGHER & CO.

12. Income Taxes--(Continued)

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

13. Quarterly Operating Results (unaudited)

  Quarterly operating results for 1998 and 1997 were as follows (in thousands, except per share data):

                                              1st      2nd      3rd      4th
                                            -------- -------- -------- --------
1998
----
Total revenues............................. $128,517 $127,462 $146,988 $151,495
Earnings before income taxes...............   17,848   14,695   29,368   23,568
Net earnings...............................   11,974    9,910   20,078   15,430
Net earnings per common share..............      .68      .55     1.11      .86
Net earnings per common and common
 equivalent share..........................      .65      .52     1.07      .82
1997
----
Total revenues............................. $119,409 $124,510 $138,333 $137,504
Earnings before income taxes...............   14,919   20,302   29,049   20,197
Net earnings...............................   10,018   13,572   19,345   13,517
Net earnings per common share..............      .57      .78     1.11      .77
Net earnings per common and common
 equivalent share..........................      .56      .76     1.07      .74

                           ARTHUR J. GALLAGHER & CO.

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

                                                  Insurance     Risk
                                                  Brokerage  Management Financial
                                                  Services    Services  Services   Corporate   Total
                                                  ---------  ---------- ---------  ---------  --------
Year Ended December 31, 1998
----------------------------
Revenues:
  Commissions.................................... $325,429   $     467  $    --    $    --    $325,896
  Fees...........................................   42,353     167,377       --         --     209,730
  Investment income and other....................    8,508       1,000     9,328        --      18,836
                                                  --------   ---------  --------   --------   --------
    Total revenues............................... $376,290   $ 168,844  $  9,328   $    --    $554,462
                                                  ========   =========  ========   ========   ========
Earnings before income taxes..................... $ 69,218   $  15,427  $  5,270   $ (4,436)  $ 85,479
Provision for income taxes.......................       --          --        --      28,087    28,087
                                                  --------   ---------  --------   --------   --------
    Net earnings................................. $ 69,218   $  15,427  $  5,270   $(32,523)  $ 57,392
                                                  ========   =========  ========   ========   ========
Income (loss) from equity investments............ $    215   $     --   $   (979)  $    --    $   (764)
Depreciation and amortization expense............    7,872       3,732       --         336     11,940
Interest expense.................................      163          88        11      1,054      1,316
Net foreign exchange gain (loss).................     (176)        126       --           2        (48)
                                                  ----------------------------------------------------

Revenues:
  United States.................................. $343,960   $ 156,836  $  8,902   $    --    $509,698
  Foreign, principally United Kingdom............   32,330      12,008       426        --      44,764
                                                  --------   ---------  --------   --------   --------
    Total revenues............................... $376,290   $ 168,844  $  9,328   $    --    $554,462
                                                  ========   =========  ========   ========   ========

At December 31, 1998
--------------------
Identifiable assets:
  United States.................................. $313,896   $  40,774  $195,302   $ 40,006   $589,978
  Foreign, principally United Kingdom............  156,701       7,373     4,383        --     168,457
                                                  --------   ---------  --------   --------   --------
    Total identifiable assets.................... $470,597   $  48,147  $199,685   $ 40,006   $758,435
                                                  ========   =========  ========   ========   ========
  Identifiable assets related to equity
   investments................................... $   (120)  $     --   $ 20,137   $    --    $ 20,017

                           ARTHUR J. GALLAGHER & CO.

14. Segment Informatiuon--(Continued)

                                 Insurance     Risk
                                 Brokerage  Management Financial
                                 Services    Services  Services  Corporate   Total
                                 ---------  ---------- --------- ---------  --------
Year Ended December 31, 1997
----------------------------
Revenues:
  Commissions................... $302,612   $     381  $    --   $    --    $302,993
  Fees..........................   41,541     141,403       --        --     182,944
  Investment income and other...    8,910         912    15,004       --      24,826
  Non-recurring gains...........      --          --      8,993       --       8,993
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $353,063   $ 142,696  $ 23,997  $    --    $519,756
                                 ========   =========  ========  ========   ========
Earnings before income taxes.... $ 59,229   $  10,273  $ 22,129  $ (7,164)  $ 84,467
Provision for income taxes......      --          --        --     28,015     28,015
                                 --------   ---------  --------  --------   --------
    Net earnings................ $ 59,229   $  10,273  $ 22,129  $(35,179)  $ 56,452
                                 ========   =========  ========  ========   ========
Income (loss) from equity
 investments.................... $   (154)  $     --   $    423  $    --    $    269
Depreciation and amortization
 expense........................    7,792       3,425       --        329     11,546
Interest expense................      210          69       561       210      1,050
Net foreign exchange gain
 (loss).........................       75           1       --        --          76
                                 ---------------------------------------------------
Revenues:
  United States................. $323,082   $ 136,899  $ 21,609  $    --    $481,590
  Foreign, principally United
   Kingdom......................   29,981       5,797     2,388       --      38,166
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $353,063   $ 142,696  $ 23,997  $    --    $519,756
                                 ========   =========  ========  ========   ========
At December 31, 1997
--------------------
Identifiable assets:
  United States................. $263,346   $  34,084  $168,907  $ 44,928   $511,265
  Foreign, principally United
   Kingdom......................  148,967       5,054     4,323       --     158,344
                                 --------   ---------  --------  --------   --------
    Total identifiable assets... $412,313   $  39,138  $173,230  $ 44,928   $669,609
                                 ========   =========  ========  ========   ========
  Identifiable assets related to
   equity investments........... $   (627)  $     --   $ 16,363  $    --    $ 15,736
Year Ended December 31, 1996
----------------------------
Revenues:
  Commissions................... $292,499   $     441  $    --   $    --    $292,940
  Fees..........................   37,003     136,507       --        --     173,510
  Investment income and other...   10,196         943    13,367       --      24,506
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $339,698   $ 137,891  $ 13,367  $    --    $490,956
                                 ========   =========  ========  ========   ========
Earnings before income taxes.... $ 54,070   $  12,494  $  8,317  $ (6,514)  $ 68,367
Provision for income taxes......      --          --        --     22,885     22,885
                                 --------   ---------  --------  --------   --------
    Net earnings................ $ 54,070   $  12,494  $  8,317  $(29,399)  $ 45,482
                                 ========   =========  ========  ========   ========
Income (loss) from equity
 investments.................... $   (204)  $     --   $     93  $    --    $   (111)
Depreciation and amortization
 expense........................    7,633       3,080       --        362     11,075
Interest expense................      512           5       362        33        912
Net foreign exchange gain
 (loss).........................     (267)         72       --         14       (181)
                                 ---------------------------------------------------
Revenues:
  United States................. $309,741   $ 135,044  $ 12,925  $    --    $457,710
  Foreign, principally United
   Kingdom......................   29,957       2,847       442       --      33,246
                                 --------   ---------  --------  --------   --------
    Total revenues.............. $339,698   $ 137,891  $ 13,367  $    --    $490,956
                                 ========   =========  ========  ========   ========
At December 31, 1996
--------------------
Identifiable assets:
  United States................. $305,876   $  36,595  $117,352  $ 21,163   $480,986
  Foreign, principally United
   Kingdom......................  129,727       2,926     3,641       --     136,294
                                 --------   ---------  --------  --------   --------
    Total identifiable assets... $435,603   $  39,521  $120,993  $ 21,163   $617,280
                                 ========   =========  ========  ========   ========
  Identifiable assets related to
   equity investments........... $   (473)  $     --   $  6,065  $    --    $  5,592

                           ARTHUR J. GALLAGHER & CO.

15. Subsequent Event

  During the three-month period ended March 31, 1999, the Company acquired substantially all of the net assets of the following companies in exchange for its common stock: Goodman Insurance Agency, Inc., 157,385 shares; Dodson-Bateman & Company, 147,480 shares; and Associated Risk Managers of California, Insurance Products, dba ARM of California, 99,054 shares. These acquisitions were accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

  The following summarizes the restatement of the 1998, 1997 and 1996 consolidated financial statements to reflect the operations of the 1999 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
1998                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $544,432    $10,030    $554,462
Net earnings..................................    56,642        750      57,392
Net earnings per common share.................      3.23       (.03)       3.20
Net earnings per common and common equivalent
 share........................................      3.09       (.03)       3.06
1997
----
Total revenues................................  $511,917    $ 7,839    $519,756
Net earnings..................................    55,585        867      56,452
Net earnings per common share.................      3.26       (.02)       3.24
Net earnings per common and common equivalent
 share........................................      3.16       (.03)       3.13
1996
----
Total revenues................................  $484,552    $ 6,404    $490,956
Net earnings..................................    44,482      1,000      45,482
Net earnings per common share.................      2.61        --         2.61
Net earnings per common and common equivalent
 share........................................      2.51        --         2.51

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

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
January 19, 1999,
except for Notes 2
and 15, as to which
the date is July 6,
1999

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as a part of this amended report:

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

    3. Exhibits:

      23.1         Consent of Ernst & Young LLP, as independent auditors.
      27.0         Financial Data Schedule.

    All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of July, 1999.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below on the 7th day of July, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

                 Signature                                     Title
                 ---------                                     -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Jack H. Lazzaro               Vice President--Finance (Chief Accounting
___________________________________________   Officer)
              Jack H. Lazzaro
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
            *Peter J. Durkalski             Director
  _________________________________________
            Peter J. Durkalski
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
           *Philip A. Marineau              Director
___________________________________________
            Philip A. Marineau
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer
             *Ilene S. Gordon               Director
___________________________________________
              Ilene S. Gordon

                                                      /s/ John C. Rosengren
                                                  *By: ________________________
                                                  John C. Rosengren, Attorney-
                                                            in-Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.

                      VALUATION AND QUALIFYING ACCOUNTS(4)
                                 (in thousands)

                                      Balance  Additions
                                        at      Charged                 Balance
                                     Beginning    to                    at End
                                      of Year   Expense  Adjustments    of Year
                                     --------- --------- -----------    -------
Year ended December 31, 1998
  Allowance for doubtful accounts...  $   860   $  241     $   399 (1)  $ 1,500
  Accumulated amortization of
   goodwill.........................    3,394      291         (44)(2)    3,641
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    3,110      665      (2,776)(3)      999
Year ended December 31, 1997
  Allowance for doubtful accounts...  $   896   $  639     $  (675)(1)  $   860
  Accumulated amortization of
   goodwill.........................    3,429      243        (278)(2)    3,394
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    3,314      818      (1,022)(3)    3,110
Year ended December 31, 1996
  Allowance for doubtful accounts...  $   729   $2,122     $(1,955)(1)  $   896
  Accumulated amortization of
   goodwill.........................    4,010      380        (961)(2)    3,429
  Accumulated amortization of non-
   compete agreements and expiration
   lists............................    4,189      759      (1,634)(3)    3,314

--------
(1) Bad debt write-offs net of recoveries.
(2) Reversal of fully amortized goodwill.
(3) Reversal of fully amortized non-compete agreements and expiration lists.
(4) The financial information for all periods has been restated for seven 1998 and three 1999 acquisitions accounted for using the pooling of interests method.