Form 10-Q/A
period 1999-03-31
GALLAGHER ARTHUR J & CO
filed 1999-07-08
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 to
                                  FORM 10-Q/A

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

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                        Page No.

Part I.  Financial Information:

     Item 1.   Financial Statements (Unaudited):

               Consolidated Statement of Earnings for the three-month
               period ended March 31, 1999 and 1998......................     3

               Consolidated Balance Sheet at March 31, 1999 and
               December 31, 1998.........................................     4

               Consolidated Statement of Cash Flows for the three-month
               period ended March 31, 1999 and 1998......................     5

               Notes to Consolidated Financial Statements................   6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  9-13

Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K..........................    14


     Signatures..........................................................    15

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                     Three-month period ended
                                                             March 31,
                                                     1999                1998
                                                     ----                ----
                                           (In thousands, except per share data)
                                                                    (See Note 2)
Operating Results

Revenues:
         Commissions                             $ 77,880            $ 73,550
         Fees                                      52,602              47,715
         Investment income and other                4,633               7,252
                                                 --------            --------
            Total revenues                        135,115             128,517

Expenses:
         Salaries and employee benefits            73,714              69,386
         Other operating expenses                  40,983              41,283
                                                 --------            --------
            Total expenses                        114,697             110,669
                                                 --------            --------

Earnings before income taxes                       20,418              17,848

Provision for income taxes                          7,146               5,874
                                                 --------            --------

         Net earnings                            $ 13,272            $ 11,974
                                                 ========            ========

Net earnings per common share                    $    .73            $    .68

Net earnings per common and
   common equivalent share                            .70                 .65

Dividends declared per common share                   .40                 .35


                See notes to consolidated financial statements.

                           ARTHUR J GALLAGHER & CO.

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

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                          Three-month period ended
                                                                 March 31,
                                                          1999               1998
                                                          ----               ----
                                                               (In thousands)
                                                                         (See Note 2)
Cash flows from operating activities:
  Net earnings                                           $ 13,272           $ 11,974
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
        Net gain on investments and other                     (63)            (1,780)
        Depreciation and amortization                       3,252              2,950
        Increase in restricted cash                        (8,909)           (22,334)
        Decrease in premiums receivable                    36,939             31,802
        Decrease in premiums payable                      (15,632)            (4,833)
        Increase in trading investments - net                (528)              (894)
        Increase in other current assets                   (4,410)               (42)
        Decrease in accrued salaries and bonuses           (9,999)            (8,324)
        Decrease in accounts payable and other
         accrued liabilities                               (6,063)            (1,955)
        Decrease in income taxes payable                   (7,141)            (4,638)
        Net change in deferred income taxes                 1,416                786
        Other                                               4,868              1,545
                                                         --------           --------
         Net cash provided by operating activities          7,002              4,257
                                                         --------           --------

Cash flows from investing activities:
  Purchases of marketable securities                      (13,604)            (8,819)
  Proceeds from sales of marketable
   securities                                              13,058              9,081
  Proceeds from maturities of
   marketable securities                                       68                237
  Net additions to fixed assets                            (4,198)            (1,851)
  Other                                                    (5,465)           (15,282)
                                                         --------           --------
    Net cash used by investing activities                 (10,141)           (16,634)
                                                         --------           --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    5,499              6,800
  Tax benefit from issuance of common stock                 1,491              1,793
  Repurchases of common stock                             (11,530)               (15)
  Dividends paid                                           (6,176)            (5,143)
  Retirement of long-term debt                                  -               (630)
  Borrowings on line of credit facilities                   5,000                  -
  Repayments on line of credit facilities                 (10,000)           (15,000)
  Equity transactions of pooled companies
   prior to dates of acquisition                           (1,697)               247
                                                         --------           --------
    Net cash used by financing activities                 (17,413)           (11,948)
                                                         --------           --------

Net decrease in cash and cash equivalents                 (20,552)           (24,325)
Cash and cash equivalents at beginning of period           64,469             79,711
                                                         --------           --------
Cash and cash equivalents at end of period               $ 43,917           $ 55,386
                                                         ========           ========

Supplemental disclosures of cash flow information:
  Interest paid                                          $    197           $    264
  Income taxes paid                                        10,699              5,635

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's amended 1998 Annual Report to Stockholders.

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

     The following summarizes the restatement of the 1998 consolidated financial statements to reflect the operations of these acquisitions (in thousands, except per share data):


                                          As      Attributable
Three-month period                    Previously   to Pooled
ended March 31, 1998                   Reported    Companies    As Restated
------------------------------------  ----------  ------------  -----------
Revenues                               $126,006        $2,511      $128,517
Net earnings                             11,782           192        11,974
Net earnings per common share               .68           .00           .68
Net earnings per common and
 common equivalent share                    .65           .00           .65

On May 1, 1999, the Company acquired substantially all of the net assets of
R. W. Thom & Company, Inc., a California corporation engaged in the retail insurance brokerage business, for an initial cash payment of $250,000. This acquisition was accounted for as a purchase, which was not material to the consolidated financial statements.

The March 31, 1999 Quarterly Report on Form 10-Q has been amended to restate the financial information included in the previously filed March 31, 1999 Form 10-Q to reflect the operations of three additional 1998 acquisitions accounted for as poolings of interests. The consolidated financial statements and related information for all periods prior to the acquisition dates in 1998 have been restated to include the operations of these companies.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)


2.   Business Combinations (Continued)

     During a review of the Company's 1998 Form 10-K, the SEC staff had discussions with the Company concerning the application of materiality guidelines related to the restatement of financial statements for business combinations accounted for using the pooling of interests method. The guidelines applied in this instance by the SEC staff differed from those applied in the past by the Company. The SEC staff applied such materiality guidelines to all of the Company's 1998, 1997 and 1996 acquisitions accounted for as poolings of interests for which the previously reported financial statements were not restated. Based on the former materiality guidelines applied by the Company, the operations of these acquisitions were deemed by the Company to be immaterial to the consolidated financial statements. As a result of this SEC review, the 1998 Annual Report on Form 10-K was amended to restate the financial information included in the previously filed 1998 Form 10-K to reflect the operations of three additional 1998 acquisitions. Accordingly, as a result of the amendment to the previously filed 1998 Form 10-K, the Company has also restated the 1998 financial information included in the March 31, 1999 Quarterly Report on Form 10-Q to reflect the operations of these three 1998 acquisitions. These 1998 restatements had no impact on the previously disclosed financial information related to the quarter ended March 31, 1999.

     The following summarizes the restatement of the 1998 consolidated financial statements to reflect the operations of the three additional 1998 acquisitions (in thousands, except per share data):


                                          As      Attributable
Three-month period                    Previously   to Pooled
ended March 31, 1998                   Reported    Companies    As Restated
------------------------------------  ----------  ------------  -----------
Revenues                                $123,702        $2,304     $126,006
Net earnings                              11,494           288       11,782
Net earnings per common share                .68           .00          .68
Net earnings per common and
 common equivalent share                     .65           .00          .65

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):


                                                       Three-month period ended
                                                               March 31,
                                                       1999                1998
                                                       ----                ----
Net earnings                                         $13,272             $11,974
                                                     =======             =======
Weighted average number of common shares
 outstanding                                          18,085              17,689
Dilutive effect of stock options using the
 treasury stock method                                   922                 750
                                                     -------             -------
Weighted average number of common and common
 equivalent shares outstanding                        19,007              18,439
                                                     =======             =======

Net earnings per common share                        $   .73             $   .68
Net earnings per common and common equivalent
 share                                                   .70                 .65

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)


3.   Earnings Per Share (Continued)

     Options to purchase 33,000 and 4,000 shares of common stock were outstanding during the three-month period ended March 31, 1999 and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

4.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):


                                                      Three-month period ended
                                                              March 31,
                                                      1999              1998
                                                      ----              ----
Net earnings                                        $13,272           $11,974
Net change in unrealized gain (loss) on available
 for sale securities, net of income taxes
 of ($158) and $96, respectively                       (236)              144
                                                    -------           -------
Comprehensive earnings                              $13,036           $12,118
                                                    =======           =======

Accumulated other comprehensive earnings (loss)
 at beginning of period                             $  (777)          $ 1,658
Net change in unrealized gain (loss) on available
 for sale securities, net of income taxes              (236)              144
                                                    -------           -------
Accumulated other comprehensive earnings (loss)
 at end of period                                   $(1,013)          $ 1,802
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

Commission revenues increased by 6% to $77.9 million in the first quarter of 1999 over the same period in 1998. This increase is due principally to new business production and the results of a strong niche marketing plan partially offset by lost business.

Fee revenues increased by 10% to $52.6 million in the first quarter of 1999 over the same period in 1998. This increase reflects strong new business production of approximately $10.4 million generated primarily by Gallagher Bassett Services, Inc. through the sale of self-insurance products, substantially offset by lost business.

Investment income and other decreased 36% to $4.6 million in the first quarter of 1999 from the same period in 1998. This decrease is due primarily to lower returns from several investment strategies which are invested with outside fund managers, and reduced interest income on lower average cash and investment balances in the first quarter of 1999.

Salaries and employee benefits increased by $4.3 million or 6%, to $73.7 million in the first quarter of 1999 over the same period in 1998. This increase is due principally to an 8% increase in the number of employees in the first quarter of 1999 over the same period in 1998, and to salary increases and associated employee fringe benefit costs.

Other operating expenses decreased by $.3 million or 1% to $41.0 million in the first quarter of 1999 over the same period in 1998. This decrease is due primarily to reduced expenses related to rent and general office expenses.

The effective income tax rate of 35% for the first quarter of 1999 is equal to the statutory federal rate. The effective income tax rate of 33% for the first quarter of 1998 is less than the statutory federal rate due primarily to the effects of tax benefits generated by certain investments which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the first quarter of 1999 were $.70 compared to $.65 for the same period in 1998, an 8% increase. This increase primarily reflects the growth in revenues, partially offset by a smaller growth in expenses and a 3% increase in the weighted average number of common and common equivalent shares outstanding.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to the Company's operating segments is as follows (in thousands):

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)


                                       Insurance     Risk
                                       Brokerage  Management  Financial
                                       Services    Services   Services   Corporate    Total
                                       ---------  ----------  ---------  ----------  --------

Three-month period ended
March 31, 1999
Total revenues                          $ 87,886     $44,618   $  2,611  $       -   $135,115

Earnings (loss) before income taxes       13,763       6,685      1,369     (1,399)    20,418

Total identifiable assets                415,252      48,959    208,105     48,122    720,438

Three-month period ended
March 31, 1998
Total revenues                            84,887      39,120      4,510          -    128,517

Earnings (loss) before income taxes       10,832       4,349      3,663       (996)    17,848

Total identifiable assets                386,602      38,164    190,405     40,095    655,266

Insurance Brokerage Services

Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in the first three months of 1999 were $87.9 million, a 4% increase over the same period in 1998. This increase is due primarily to new business production and the positive effect of the 1998 acquisitions, significantly offset by lost business. Earnings before income taxes in the first quarter of 1999 increased $2.9 million or 27% over the same period in 1998 due mainly to increased revenues.

Risk Management Services

Risk Management Services includes the Company's third party claims administration operations which are principally engaged in providing claims management services for the Company's clients. Total revenues in the first three months of 1999 were $44.6 million or 14% over the same period in 1998 due to strong new business production. Earnings before income taxes in the first quarter of 1999 increased 54% to $6.7 million over the same period in 1998 due primarily to increased revenues.

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

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Cash generated from operating activities was $7.0 million and $4.3 million for the three months ended March 31, 1999 and 1998 respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

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

The Company has line of credit agreements which have been increased from $27.5 million to $45.0 million and expire on April 30, 2000. Periodically, the Company will make short-term borrowings under these facilities to meet short-term cash flow needs. During the three months ended March 31, 1999, the Company borrowed $5.0 million and repaid $10.0 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of the Company's operations. As of March 31, 1999, there was $10.0 million outstanding under these facilities.

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

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

Through the first three months of 1999, the Company paid $6.2 million in cash dividends on its common stock. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. In April 1999, the Company paid a first quarter dividend of $.40 per share, a 14% increase over the first quarter dividend in 1998.

Net capital expenditures were $4.2 million and $1.9 million for each of the three month periods ended March 31, 1999 and 1998 respectively. The $2.3 million increase is due primarily to expansion of facilities at the Company's headquarters building in Itasca, Illinois. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 2000, to repurchase its common stock. Through the first three months of 1999, the Company repurchased 273,000 shares at a cost of $11.5 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 900,000 additional shares through June 30, 2000. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of July, 1999.



                              ARTHUR J. GALLAGHER & CO.




                              /s/Michael J. Cloherty
                              ------------------------------------------------
                                    Michael J. Cloherty
                                  Executive Vice President
                                  Chief Financial Officer



                              /s/Jack H. Lazzaro
                              -----------------------------------------------
                                      Jack H. Lazzaro
                                  Vice President - Finance
                                  Chief Accounting Officer