Form 10-Q
period 1999-06-30
GALLAGHER ARTHUR J & CO
filed 1999-08-10
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
                                            -------------

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_________________________ to___________________________

Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              36-2151613
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

         Two Pierce Place, Itasca, Illinois           60143-3141
    -----------------------------------------------------------------
      (Address of principal executive offices)        (Zip code)


                             (630) 773-3800
    -----------------------------------------------------------------
          (Registrant's telephone number, including area code)


    -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]   NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 1999 was 18,194,294.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                       Page No.
Part I.  Financial Information:

     Item 1.  Financial Statements (Unaudited):

              Consolidated Statement of Earnings for the three-month and
                 six-month periods ended June 30, 1999 and 1998..........     3

              Consolidated Balance Sheet at June 30, 1999 and
                 December 31, 1998........................................    4

              Consolidated Statement of Cash Flows for
                 the six-month period ended June 30, 1999 and 1998........    5

              Notes to Consolidated Financial Statements..................  6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............... 9-13

Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders.........   14

     Item 6.  Exhibits and Reports on Form 8-K............................   14

     Signatures...........................................................   15

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                            Three-month period ended      Six-month period ended
                                                    June 30,                     June 30,
                                            1999               1998        1999            1998
                                            ----               ----        ----            ----
                                                    (In thousands, except per share data)

     Revenues:
          Commissions                     $ 74,322          $ 71,573     $152,202        $145,123
          Fees                              56,193            50,260      108,795          97,975
          Investment income and other        9,818             5,629       14,451          12,881
                                          --------          --------     --------        --------
           Total revenues                  140,333           127,462      275,448         255,979

     Expenses:
          Salaries and employee benefits    75,010            70,009      148,724         139,395
          Other operating expenses          46,060            42,758       87,043          84,041
                                          --------          --------     --------        --------
           Total expenses                  121,070           112,767      235,767         223,436
                                          --------          --------     --------        --------

     Earnings before income taxes           19,263            14,695       39,681          32,543

     Provision for income taxes              6,742             4,785       13,888          10,659
                                          --------          --------     --------        --------

     Net earnings                         $ 12,521          $  9,910     $ 25,793        $ 21,884
                                          ========          ========     ========        ========

     Net earnings per common share        $    .69          $    .55     $   1.43        $   1.23

     Net earnings per common and
      common equivalent share                  .66               .52         1.36            1.17

     Dividends declared per common share       .40               .35          .80             .70


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                 ---------       ------------
                                                                       (In thousands)
        ASSETS
Current assets:
      Cash and cash equivalents                                      $ 46,851       $ 64,469
      Restricted cash                                                 103,490         90,560
      Premiums and fees receivable                                    325,639        292,979
      Investment strategies - trading                                  60,341         57,368
      Other                                                            42,179         37,289
                                                                     --------       --------
              Total current assets                                    578,500        542,665

Marketable securities - available for sale                             22,692         20,089
Deferred income taxes and other noncurrent assets                     160,626        151,336

Fixed assets                                                          105,985         99,656
Accumulated depreciation and amortization                             (71,524)       (67,852)
                                                                     --------       --------
              Net fixed assets                                         34,461         31,804

Intangible assets - net                                                11,926         12,541
                                                                     --------       --------
                                                                     $808,205       $758,435
                                                                     ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Premiums payable to insurance companies                        $432,580       $380,112
      Accrued salaries and bonuses                                      8,534         21,940
      Accounts payable and other accrued liabilities                   86,626         92,129
      Unearned fees                                                    18,319         13,616
      Income taxes payable                                              3,472         12,621
      Other                                                            28,518         19,517
                                                                     --------       --------
              Total current liabilities                               578,049        539,935

Other noncurrent liabilities                                           14,495         12,953

Stockholders' equity:
      Common stock - issued and outstanding 18,194 shares
          in 1999 and 18,049 shares in 1998                            18,194         18,049
      Capital in excess of par value                                   13,342         12,885
      Retained earnings                                               185,000        175,390
      Accumulated other comprehensive earnings (loss)                    (875)          (777)
                                                                     --------       --------
              Total stockholders' equity                              215,661        205,547
                                                                     --------       --------
                                                                     $808,205       $758,435
                                                                     ========       ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Six-month period ended
                                                                                       June 30,
                                                                                 1999             1998
                                                                               --------         --------
                                                                                    (In thousands)
Cash flows from operating activities:
  Net earnings                                                                 $ 25,793         $ 21,884
    Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
      Net gain on investments and other                                            (935)          (2,695)
      Depreciation and amortization                                               6,892            5,931
      Increase in restricted cash                                               (12,930)         (14,948)
      Increase in premiums receivable                                           (32,499)         (35,709)
      Increase in premiums payable                                               52,468           47,876
      (Increase) decrease in trading investments - net                           (2,184)           1,671
      Increase in other current assets                                           (4,890)          (4,381)
      Decrease in accrued salaries and bonuses                                  (13,406)          (8,474)
      Decrease in accounts payable and other accrued liabilities                 (6,606)          (7,779)
      Decrease in income taxes payable                                           (9,149)         (10,344)
      Net change in deferred income taxes                                         1,204             (840)
      Other                                                                       4,923            5,544
                                                                               --------         --------
        Net cash provided (used) by operating activities                          8,681           (2,264)
                                                                               --------         --------

Cash flows from investing activities:
  Purchases of marketable securities                                            (27,829)         (16,751)
  Proceeds from sales of marketable securities                                   24,593           30,484
  Proceeds from maturities of marketable securities                                 588            1,423
  Net additions to fixed assets                                                  (8,508)          (4,081)
  Other                                                                          (8,166)         (29,485)
                                                                               --------         --------
        Net cash used by investing activities                                   (19,322)         (18,410)
                                                                               --------         --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                         10,615           10,068
  Tax benefit from issuance of common stock                                       3,642            2,871
  Repurchases of common stock                                                   (13,654)             (25)
  Dividends paid                                                                (13,383)         (11,091)
  Retirement of long-term debt                                                       -            (1,130)
  Borrowings on line of credit facilities                                        55,000           42,500
  Repayments on line of credit facilities                                       (47,500)         (35,000)
  Equity transactions of pooled companies prior to dates of acquisition          (1,697)          (1,412)
                                                                               --------         --------
        Net cash (used) provided by financing activities                         (6,977)           6,781
                                                                               --------         --------

Net decrease in cash and cash equivalents                                       (17,618)         (13,893)
Cash and cash equivalents at beginning of period                                 64,469           79,711
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $ 46,851         $ 65,818
                                                                               ========         ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                $    553         $    798
  Income taxes paid                                                              16,655           17,121

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's amended 1998 Annual Report on Form 10-K/A.

2.   Business Combinations

     During the six-month period ended June 30, 1999, the Company acquired substantially all of the net assets of the following companies in exchange for its common stock: Goodman Insurance Agency, Inc., 157,385 shares; Dodson-Bateman & Company, 147,480 shares; and Associated Risk Managers of California, Insurance Producers, dba ARM of California, 99,054 shares. These acquisitions were accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

     During a review of the Company's 1998 Form 10-K, the SEC staff had discussions with the Company concerning the application of materiality guidelines related to the restatement of financial statements for business combinations accounted for using the pooling of interests method. The guidelines applied in this instance by the SEC staff differed from those applied in the past by the Company. The SEC staff applied such materiality guidelines to all of the Company's 1998, 1997 and 1996 acquisitions accounted for as poolings of interest for which the previously reported financial statements were not restated. Based on the former materiality guidelines applied by the Company, the operations of these acquisitions were deemed by the Company to be immaterial to the consolidated financial statements. As a result of this SEC review, the 1998 Annual Report on Form 10-K was amended to restate the financial information included in the previously filed 1998 Form 10-K to reflect the operations of three additional 1998 acquisitions. Accordingly, as a result of the amendment to the previously filed 1998 Form 10-K, the 1998 financial information included in this Quarterly Report on Form 10-Q has been restated to reflect the operations of these three acquisitions.

     The following summarizes the restatement of the 1998 consolidated financial statements to reflect the operations of the 1999 acquisitions and the three additional 1998 acquisitions (in thousands, except per share data):

                                         As       Attributable
     Three-month period              Previously     to Pooled
     ended June 30, 1998              Reported      Companies    As Restated
     -------------------              --------      ---------    -----------
     Revenues                         $124,417       $3,045        $127,462
     Net earnings                        9,892           18           9,910
     Net earnings per common share         .57         (.02)            .55
     Net earnings per common and
      common equivalent share              .54         (.02)            .52

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

2.   Business Combinations (Continued)

                                           As       Attributable
     Six-month period                  Previously    to Pooled
     ended June 30, 1998                Reported     Companies    As Restated
     -------------------                --------     ---------    -----------
     Revenues                           $248,119       $7,860       $255,979
     Net earnings                         21,386          498         21,884
     Net earnings per common share          1.24         (.01)          1.23
     Net earnings per common and
      common equivalent share               1.19         (.02)          1.17

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

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                            Three-month period ended           Six-month period ended
                                                     June 30,                         June 30,
                                              1999             1998              1999            1998
                                            -------          -------           -------         -------
     Net earnings                           $12,521          $ 9,910           $25,793         $21,884
                                            =======          =======           =======         -------
     Weighted average number of
      common shares outstanding              18,092           17,998            18,088          17,844
     Dilutive effect of stock options
      using the treasury stock method           924              887               925             832
                                            -------          -------           -------         -------
     Weighted average number of
      common and common equivalent
      shares outstanding                     19,016           18,885            19,013          18,676
                                            =======          =======           =======         =======

     Net earnings per common share          $   .69          $   .55           $  1.43         $  1.23
     Net earnings per common and
      common equivalent share                   .66              .52              1.36            1.17

     Options to purchase 95,000 and 8,000 shares of common stock were outstanding during the three-month period ended June 30, 1999, and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. Options to purchase 64,000 and 4,000 shares of common stock were outstanding during the six-month period ended June 30, 1999, and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

4.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                            Three-month period ended           Six-month period ended
                                                                    June 30,                           June 30,
                                                              1999             1998              1999            1998
                                                            -------           ------           -------         -------
     Net earnings                                           $12,521           $9,910           $25,793         $21,884
     Net change in unrealized gain (loss) on
       available for sale securities, net of income
       taxes of $92, ($138), ($65) and ($42),
       respectively                                             138             (207)              (98)            (63)
                                                            -------           ------           -------         -------
     Comprehensive earnings                                 $12,659           $9,703           $25,695         $21,821
                                                            =======           ======           =======         =======

     Accumulated other comprehensive earnings
        (loss) at beginning of period                       $(1,013)          $1,802           $  (777)        $ 1,658
     Net change in unrealized gain (loss) on
        available for sale securities, net of
        income taxes                                            138             (207)              (98)            (63)
                                                            -------           ------           -------         -------
     Accumulated other comprehensive earnings
        (loss) at end of period                             $  (875)          $1,595           $  (875)        $ 1,595
                                                            =======           ======           =======         =======

5.   Effect of New Pronouncements

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SFAS 133 to defer the effective date to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated operating results or financial position.

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

Commission revenues increased by 4% to $74.3 million in the second quarter of 1999 and by 5% to $152.2 million in the first half of 1999 over the respective periods in 1998. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 12% or $5.9 million to $56.2 million in the second quarter of 1999 and by 11% or $10.8 million to $108.8 million in the first six months of 1999 over the respective periods in 1998. These increases reflect new business production of approximately $10.4 million in the second quarter of 1999 and $20.6 million in the first six months of 1999 generated primarily by the Risk Management Services segment partially offset by lost business.

Investment income and other increased 74% to $9.8 million in the second quarter of 1999 over the same period in 1998 due in large part to a $1.5 million gain from the first installment of a sale of interests in limited partnerships that operate qualified affordable housing projects. Also contributing are higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting. Investment income and other increased by 12% to $14.5 million in the first half of 1999 over the first half of 1998 due primarily to the gain mentioned above and to higher returns on investments accounted for using the equity method of accounting.

Salaries and employee benefits increased by $5.0 million or 7%, to $75.0 million in the second quarter of 1999 and increased by $9.3 million or 7% to $148.7 million in the first six months of 1999 over the respective periods in 1998. These increases are due primarily to a 6% increase in employee headcount in the period from June 30, 1998 to June 30, 1999, and to salary increases and associated employee benefit costs in 1999.

Other operating expenses increased by 8% to $46.1 million in the second quarter of 1999 and by 4% to $87.0 million in the first six months of 1999 over the respective periods in 1998. These increases are associated with rent, utilities, general office expenses, commissions paid to outside brokers, professional fees, travel and other direct employee expenses. Increases in rent, utilities and general office expenses are related to new leases, office expansions and acquisitions done on a purchase basis. Increases in commissions paid to outside brokers, professional fees, travel and other direct employee expenses are generally a result of increased sales efforts and initiatives.

The effective income tax rate of 35% for the second quarter and first six months of 1999 is equal to the statutory federal rate of 35%. The effective income tax rate of 32.6% and 32.8% in the second quarter and first six months of 1998 is less than the federal statutory rate of 35% due primarily to the effects of tax benefits generated by certain investments which are partially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the second quarter of 1999 were $.66 compared to $.52 in 1998, a 27% increase. First half net earnings per common and common equivalent share increased 16% from $1.17 in 1998 to $1.36 in 1999. These increases reflect the leverage of the growth in revenues being higher than the growth in expenses. This is partially offset by increases in the tax rate and shares outstanding in 1999.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to the Company's operating segments is as follows (in thousands):


                                                    Insurance     Risk
                                                    Brokerage  Management  Financial
                                                    Services    Services   Services   Corporate    Total
                                                    ---------  ----------  ---------  ----------  --------
Three-month period ended June 30,
---------------------------------
1999
----
Total revenues                                       $ 86,363     $46,509   $  7,461  $       -   $140,333

Earnings (loss) before income taxes                     8,839       5,265      6,108       (949)    19,263

1998
----
Total revenues                                         82,969      41,412      3,081          -    127,462

Earnings (loss) before income taxes                     8,836       5,035      2,073     (1,249)    14,695

Six-month period ended June 30,
-------------------------------
1999
----
Total revenues                                        174,249      91,127     10,072          -    275,448

Earnings (loss) before income taxes                    22,602      11,950      7,477     (2,348)    39,681

1998
----
Total revenues                                        167,856      80,532      7,591          -    255,979

Earnings (loss) before income taxes                    19,668       9,384      5,736     (2,245)    32,543

Total Identifiable assets at June 30,
-------------------------------------
1999                                                  481,148      45,410    219,011     62,636    808,205
----
1998                                                  455,929      40,024    189,434     43,471    728,858
----

Insurance Brokerage Services

Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in the three and six-month periods ended June 30, 1999 increased 4% to $86.4 million and 4% to $174.2 million, respectively, over the same periods in 1998. These increases are due primarily to new business production significantly offset by lost business.

Earnings before income taxes in the second quarter of 1999 were $8.8 million, which were flat with the same period in 1998. Earnings before income taxes in the first six months of 1999 increased 15% to $22.6 million over the same period in 1998. This increase is due primarily to new business production.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Management Services

Risk Management Services includes the Company's third party claims administration operations which are principally engaged in providing claims management services for the Company's clients. Total revenues in the three and six-month periods ended June 30, 1999 increased 12% to $46.5 million and 13% to $91.1 million over the respective periods in 1998. These increases are due primarily to strong new business production and favorable retention rates on existing business.

Earnings before income taxes in the second quarter of 1999 increased over the second quarter of 1998 by 5% or $.2 million to $5.3 million. In the first six months of 1999, earnings before income taxes increased over the same period in 1998 by $2.6 million or 27% to $12.0 million. These increases are due primarily to increased revenues.

Financial Services

Financial Services is primarily responsible for the Company's investments which include investment strategies held as trading, marketable securities held as available for sale, tax advantaged investments, investments on the equity method of accounting, real estate partnerships and notes receivable from investees.

In the second quarter and first six months of 1999, revenues increased $4.4 million to $7.5 million and $2.5 million to $10.1 million over the respective periods in 1998. In the second quarter and first six months of 1999, earnings before income taxes increased $4.0 million to $6.1 million and $1.7 million to $7.5 million over the respective periods in 1998. These increases are due in large part to a $1.5 million gain from the first installment of a sale of interests in limited partnerships that operate qualified affordable housing projects and to higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting.

Corporate

Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating entities. Revenues are not normally recorded in this segment.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Net cash provided (used) by operating activities was $8.7 million and ($2.3 million) for the six months ended June 30, 1999 and 1998 respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

The Company maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the six months ended June 30, 1999, the Company borrowed $20.0 million and repaid $5.0 million of short-term borrowings under this agreement which was primarily used on a short-term basis

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

to finance a portion of the Company's operations. As of June 30, 1999, there was $15.0 million outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and the Company is currently in compliance with these covenants.

The Company also has line of credit facilities of $45.0 million which expire on April 30, 2000. Periodically, the Company will make short-term borrowings under these facilities to meet short-term cash flow needs. During the six months ended June 30, 1999, the Company borrowed $35.0 million and repaid $42.5 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of the Company's operations. As of June 30, 1999, there was $7.5 million outstanding under these facilities.

As of June 30, 1999, the Company has committed to invest $7.5 million related to two letter of credit arrangements with one of its equity investments and has unconditionally guaranteed $30.0 million of debt that was incurred by another of its investments. In addition, the Company has guaranteed an aggregate $9.3 million of funds through letters of credit or other arrangements related to several investments and insurance programs of the Company. No funds have been expended related to these guarantees.

Through the first six months of 1999, the Company paid $13.4 million in cash dividends on its common stock. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. On July 15, 1999, the Company paid a second quarter dividend of $.40 per share to Shareholders of Record as of June 30, 1999, a 14% increase over the second quarter dividend per share in 1998.

Net capital expenditures were $8.5 million and $4.1 million for each of the six month periods ended June 30, 1999 and 1998 respectively. The $4.4 million increase is due primarily to expansion of facilities at the Company's headquarters building in Itasca, Illinois. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 2000, to repurchase its common stock. Through the first six months of 1999, the Company repurchased 291,000 shares at a cost of $13.7 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 880,000 additional shares through June 30, 2000. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 18, 1999, 15,380,642 shares of the Company's Common Stock, or 85% of the total Common Stock outstanding on the record date for such meeting, were represented.

     Among other things, the Stockholders of the Company elected Mr. Michael J. Cloherty, Mr. Jack M. Greenberg, and Mr. Philip A. Marineau as Class III directors with terms expiring in 2002. Of the shares voted with respect to the election of Mr. Cloherty, 15,036,091 were voted in favor and 344,551 were voted against. Of the shares voted with respect to the election of Mr. Greenberg, 15,095,191 were voted in favor and 285,451 were voted against. Of the shares voted with respect to the election of Mr. Marineau, 15,095,191 were voted in favor and 285,451 were voted against.

     Continuing as Class I Directors with terms expiring in 2000 are T. Kimball Brooker, J. Patrick Gallagher, Jr., and James R. Wimmer. Continuing as Class II Directors with terms expiring in 2001 are Peter J. Durkalski, Robert E. Gallagher, Frank M. Heffernan, Jr., and Walter F. McClure.

     The Stockholders of the Company also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1999.



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