Form 10-Q
period 1999-09-30
GALLAGHER ARTHUR J & CO
filed 1999-11-12
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_________________________ to___________________________

Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
 ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                           36-2151613
 ------------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

              Two Pierce Place, Itasca, Illinois       60143-3141
 ------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)


                                (630) 773-3800
 ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 1999 was 18,370,912.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                        Page No.
Part I.  Financial Information:

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statement of Earnings for the three-month
                     and nine-month periods ended September 30, 1999 and
                     1998...............................................      3

                  Consolidated Balance Sheet at September 30, 1999 and
                     December 31, 1998..................................      4

                  Consolidated Statement of Cash Flows for the
                     nine-month period ended September 30, 1999
                     and 1998.............. ............................      5

                  Notes to Consolidated Financial Statements............    6-8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......   9-13

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K......................     14

         Signatures.....................................................     15

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                        Three-month period ended     Nine-month period ended
                                                              September 30,                September 30,
                                                           1999          1998          1999           1998
                                                         --------      --------      ---------      --------
                                                                  (In thousands, except per share data)
Operating Results

Revenues:
       Commissions                                       $ 91,235      $ 87,890       $244,019      $233,373
       Fees                                                63,373        58,562        173,170       157,635
       Investment income and other                          4,718         1,268         19,169        14,155
                                                         --------      --------       --------      --------
         Total revenues                                   159,326       147,720        436,358       405,163

Expenses:
       Salaries and employee benefits                      77,356        73,897        226,938       214,306
       Other operating expenses                            46,532        44,398        134,049       128,775
                                                         --------      --------       --------      --------
         Total expenses                                   123,888       118,295        360,987       343,081
                                                         --------      --------       --------      --------

Earnings before income taxes                               35,438        29,425         75,371        62,082

Provision for income taxes                                 12,492         9,302         26,380        19,985
                                                         --------      --------       --------      --------

       Net earnings                                      $ 22,946      $ 20,123       $ 48,991      $ 42,097
                                                         ========      ========       ========      ========

Net earnings per common share                            $   1.25      $   1.11       $   2.69      $   2.34

Net earnings per common and
  common equivalent share                                    1.19          1.06           2.55          2.24

Dividends declared per common share                           .40           .35           1.20          1.05


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                          September 30,      December 31,
                                                               1999              1998
                                                          -------------      ------------
                                                                   (In thousands)
         ASSETS
Current assets:
 Cash and cash equivalents                                   $ 65,699          $ 64,559
 Restricted cash                                              121,401            90,560
 Premiums and fees receivable                                 295,687           293,471
 Investment strategies - trading                               61,715            57,368
 Other                                                         41,661            37,348
                                                             --------          --------
  Total current assets                                        586,163           543,306

Marketable securities - available for sale                     22,583            20,089
Deferred income taxes and other noncurrent assets             164,684           151,360

Fixed assets                                                  111,376           100,033
Accumulated depreciation and amortization                     (74,671)          (68,137)
                                                             --------          --------
  Net fixed assets                                             36,705            31,896

Intangible assets - net                                        11,126            12,541
                                                             --------          --------
                                                             $821,261          $759,192
                                                             ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Premiums payable to insurance companies                     $425,344          $380,112
 Accrued salaries and bonuses                                  11,535            21,940
 Accounts payable and other accrued liabilities                88,989            92,154
 Unearned fees                                                 17,531            13,616
 Income taxes payable                                          12,874            12,621
 Other                                                         17,444            19,816
                                                             --------          --------
  Total current liabilities                                   573,717           540,259

Other noncurrent liabilities                                   14,241            12,963

Stockholders' equity:
 Common stock - issued and outstanding 18,371 shares
  in 1999 and 18,125 shares in 1998                            18,371            18,125
 Capital in excess of par value                                16,006            12,831
 Retained earnings                                            200,650           175,791
 Accumulated other comprehensive earnings (loss)               (1,724)             (777)
                                                             --------          --------
  Total stockholders' equity                                  233,303           205,970
                                                             --------          --------
                                                             $821,261          $759,192
                                                             ========          ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Nine-month period ended
                                                                                          September 30,
                                                                                       1999           1998
                                                                                    ----------     ----------
                                                                                         (In thousands)
Cash flows from operating activities:
   Net earnings                                                                      $ 48,991       $ 42,097
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Net gain on investments and other                                             (1,884)        (2,231)
         Depreciation and amortization                                                 10,683          8,845
         Increase in restricted cash                                                  (30,841)       (24,748)
         Decrease (increase) in premiums receivable                                     1,358        (33,660)
         Increase in premiums payable                                                  45,232         56,005
         (Increase) decrease in trading investments - net                              (2,800)         6,881
         (Increase) decrease in other current assets                                   (4,313)         1,118
         Decrease in accrued salaries and bonuses                                     (10,405)        (5,338)
         Decrease in accounts payable and other accrued liabilities                    (4,337)        (7,041)
         Increase (decrease) in income taxes payable                                      253         (7,986)
         Net change in deferred income taxes                                            1,764           (775)
         Other                                                                          6,645         (3,691)
                                                                                     --------       --------
            Net cash provided by operating activities                                  60,346         29,476
                                                                                     --------       --------

Cash flows from investing activities:
   Purchases of marketable securities                                                 (37,832)       (23,508)
   Proceeds from sales of marketable securities                                        33,285         37,228
   Proceeds from maturities of marketable securities                                      868          2,459
   Net additions to fixed assets                                                      (13,665)        (6,934)
   Other                                                                              (18,323)       (46,022)
                                                                                     --------       --------
            Net cash used by investing activities                                     (35,667)       (36,777)
                                                                                     --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                              15,014         12,231
   Tax benefit from issuance of common stock                                            5,166          3,861
   Repurchases of common stock                                                        (16,774)        (7,042)
   Dividends paid                                                                     (20,662)       (17,126)
   Retirement of long-term debt                                                            -          (1,130)
   Borrowings on line of credit facilities                                             73,500         65,000
   Repayments on line of credit facilities                                            (77,500)       (57,500)
   Equity transactions of pooled companies prior to dates of acquisition               (2,283)        (1,191)
                                                                                     --------       --------
            Net cash used by financing activities                                     (23,539)        (2,897)
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                    1,140        (10,198)
Cash and cash equivalents at beginning of period                                       64,559         79,787
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $ 65,699       $ 69,589
                                                                                     ========       ========

Supplemental disclosures of cash flow information:
   Interest paid                                                                     $    847       $  1,014
   Income taxes paid                                                                   17,226         18,687

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

2.   Business Combinations

     During the nine-month period ended September 30, 1999, the Company acquired substantially all of the net assets of the following companies in exchange for its common stock: Goodman Insurance Agency, Inc., 157,385 shares; Dodson-Bateman & Company, 147,480 shares; Associated Risk Managers of California, Insurance Producers, dba ARM of California, 99,054 shares; Group Benefit Concepts, Inc., 45,764 shares; and Stanley E. Clarke and Associates, Inc., 30,509 shares. These acquisitions were accounted for as poolings of interests. The consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

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

     The following summarizes the restatement of the 1998 consolidated financial statements to reflect the operations of the 1999 acquisitions and the three additional 1998 acquisitions (in thousands, except per share data):

                                     As         Attributable
Three-month period               Previously      to Pooled
ended September 30, 1998          Reported       Companies       As Restated
------------------------         ----------     ------------     -----------
Total revenues                    $143,538         $4,182          $147,720
Net earnings                        19,859            264            20,123
Net earnings per common share         1.13           (.02)             1.11
Net earnings per common and
  common equivalent share             1.08           (.02)             1.06

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

2.   Business Combinations (Continued)

                                          As      Attributable
      Nine-month period               Previously    to Pooled
      ended September 30, 1998         Reported     Companies    As Restated
------------------------------------  ----------  -------------  -----------
     Total revenues                     $391,657       $13,506      $405,163
     Net earnings                         41,245           852        42,097
     Net earnings per common share          2.38          (.04)         2.34
     Net earnings per common and
      common equivalent share               2.27          (.03)         2.24

     On May 1, 1999, the Company acquired substantially all of the net assets of
     R. W. Thom & Company, Inc., a California Corporation engaged in the retail insurance brokerage business, for an initial cash payment of $250,000. This acquisition was accounted for as a purchase, and was not material to the consolidated financial statements.

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                              Three-month period ended    Nine-month period ended
                                                    September 30,               September 30,
                                                 1999         1998           1999         1998
                                                -------     -------         -------      -------
     Net earnings                               $22,946     $20,123         $48,991      $42,097
                                                =======     =======         =======      -------
     Weighted average number of
        common shares outstanding                18,315      18,156          18,214       17,999
     Dilutive effect of stock options
        using the treasury stock method           1,014         739             961          801
                                                -------     -------         -------      -------
     Weighted average number of
        common and common equivalent
        shares outstanding                       19,329      18,895          19,175       18,800
                                                =======     =======         =======      =======
     Net earnings per common share              $  1.25     $  1.11         $  2.69      $  2.34
     Net earnings per common and
        common equivalent share                    1.19        1.06            2.55         2.24

     Options to purchase 7,000 and 23,000 shares of common stock were outstanding during the three-month period ended September 30, 1999, and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. Options to purchase 33,000 and 10,000 shares of common stock were outstanding during the nine-month period ended September 30, 1999, and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

4.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                            Three-month period ended    Nine-month period ended
                                                                 September 30,               September 30,
                                                               1999          1998          1999         1998
                                                           ------------  ------------  ------------  -----------
         Net earnings                                          $22,946       $20,123       $48,991      $42,097
         Net change in unrealized gain (loss) on
           available for sale securities, net of income
           taxes of ($566), ($1,185), ($631) and
           ($1,227), respectively                                 (849)       (1,777)         (947)      (1,840)
                                                               -------       -------       -------      -------
         Comprehensive earnings                                $22,097       $18,346       $48,044      $40,257
                                                               =======       =======       =======      =======

         Accumulated other comprehensive earnings
           (loss) at beginning of period                       $  (875)      $ 1,595       $  (777)     $ 1,658
         Net change in unrealized gain (loss) on
           available for sale securities, net of
           income taxes                                           (849)       (1,777)         (947)      (1,840)
                                                               -------       -------       -------      -------
         Accumulated other comprehensive earnings
           (loss) at end of period                             $(1,724)      $  (182)      $(1,724)     $  (182)
                                                               =======       =======       =======      =======


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

     In 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internally developed software related costs as incurred. The effect of adopting SOP 98-1 was not material to the Company's consolidated operating results.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace, and the Company does not anticipate any dramatic change in the near future in this extremely competitive environment.

Commission revenues increased by 4% to $91.2 million in the third quarter of 1999 and by 5% to $244.0 million in the first nine months of 1999 over the respective periods in 1998. These increases are due principally to new business production partially offset by lost business.

Fee revenues increased by 8% or $4.8 million to $63.4 million in the third quarter of 1999 and by 10% or $15.5 million to $173.2 million in the first nine months of 1999 over the respective periods in 1998. These increases reflect new business production of approximately $9.4 million in the third quarter of 1999 and $30.0 million in the first nine months of 1999 generated primarily by the Risk Management Services segment partially offset by lost business.

Investment income and other increased 272% to $4.7 million in the third quarter of 1999 over the same period in 1998 due primarily to higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting. The returns on these investments in the third quarter of 1998 were adversely affected by volatility in the global stock markets in August and September of 1998. Investment income and other increased by 35% to $19.2 million in the first nine months of 1999 over the first nine months of 1998 due primarily to higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting and to a $1.5 million gain from the first installment of a sale of interests in limited partnerships that operate qualified affordable housing projects recognized in June 1999.

Salaries and employee benefits increased by $3.5 million or 5%, to $77.4 million in the third quarter of 1999 and increased by $12.6 million or 6% to $226.9 million in the first nine months of 1999 over the respective periods in 1998. These increases are due primarily to a 7% increase in employee headcount in the period from September 30, 1998 to September 30, 1999, and to salary increases and associated employee benefit costs in 1999.

Other operating expenses increased by 5% to $46.5 million in the third quarter of 1999 and by 4% to $134.0 million in the first nine months of 1999 over the respective periods in 1998. These increases are associated with rent, utilities, general office expenses, sales expenses, commissions paid to outside brokers, professional fees, travel and other direct employee expenses. Increases in rent, utilities and general office expenses are related to new leases, office expansions and acquisitions done on a purchase basis. Increases in commissions paid to outside brokers, sales expenses, professional fees, travel and other direct employee expenses are generally a result of increased sales efforts and initiatives.

The effective income tax rate of 35% for the third quarter and first nine months of 1999 is equal to the statutory federal rate of 35%. The effective income tax rate of 31.6% and 32.2% in the third quarter and first nine months of 1998 is less than the federal statutory rate of 35% due primarily to the effects of tax benefits generated by certain investments which are partially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the third quarter of 1999 were $1.19 compared to $1.06 in 1998, a 12% increase. For the first nine months, net earnings per common and common equivalent share increased 14% from $2.24 in 1998 to $2.55 in 1999. These increases reflect the leverage of the growth in revenues being higher than the growth in expenses. This is partially offset by the increased tax rate and higher common and common equivalent shares outstanding in 1999.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to the Company's operating segments is as follows (in thousands):

                                       Insurance     Risk
                                       Brokerage  Management  Financial
                                       Services    Services    Services   Corporate    Total
                                       ---------  ----------  ---------   ---------    -----

Three-month period ended
------------------------
September 30, 1999
------------------
Total revenues                          $106,974    $ 49,290   $  3,062   $       -   $159,326

Earnings (loss) before income taxes       28,057       6,638      1,840      (1,097)    35,438

September 30, 1998
------------------
Total revenues                           103,169      45,541       (990)          -    147,720

Earnings (loss) before income taxes       25,877       5,928     (1,953)       (427)    29,425

Nine-month period ended
-----------------------
September 30, 1999
------------------
Total revenues                           282,807     140,417     13,134           -    436,358

Earnings (loss) before income taxes       50,911      18,588      9,317      (3,445)    75,371

September 30, 1998
------------------
Total revenues                           272,489     126,073      6,601           -    405,163

Earnings (loss) before income taxes       45,659      15,312      3,783      (2,672)    62,082

Total Identifiable Assets at
----------------------------
September 30, 1999                       497,985      51,447    224,328      47,501    821,261
------------------

September 30, 1998                       466,453      45,505    193,588      40,603    746,149
------------------

Insurance Brokerage Services

Insurance Brokerage Services includes the Company's retail, reinsurance and wholesale brokerage operations. Total revenues in the three and nine-month periods ended September 30, 1999 increased 4% to $107.0 million and 4% to $282.8 million, respectively, over the same periods in 1998. These increases are due primarily to new business production partially offset by lost business.

Earnings before income taxes in the third quarter of 1999 were $28.1 million, an increase of 8% over the same period in 1998. Earnings before income taxes in the first nine months of 1999 increased 12% to $50.9 million over the same period in 1998. These increases are due primarily to new business production.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Management Services

Risk Management Services includes the Company's third party claims administration operations which are principally engaged in providing claims management services for the Company's clients. Total revenues in the three and nine-month periods ended September 30, 1999 increased 8% to $49.3 million and 11% to $140.4 million over the respective periods in 1998. These increases are due primarily to strong new business production partially offset by lost business.

Earnings before income taxes in the third quarter of 1999 increased over the third quarter of 1998 by 12% or $.7 million to $6.6 million. In the first nine months of 1999, earnings before income taxes increased over the same period in 1998 by $3.3 million or 21% to $18.6 million. These increases are due primarily to increased revenues.

Financial Services

Financial Services is primarily responsible for the Company's investments which include investment strategies held as trading, marketable securities held as available for sale, tax advantaged investments, investments on the equity method of accounting, real estate partnerships and notes receivable from investees.

In the third quarter and first nine months of 1999, revenues increased $4.1 million to $3.1 million and $6.5 million to $13.1 million over the respective periods in 1998. In the third quarter and first nine months of 1999, earnings before income taxes increased $3.8 million to $1.8 million and $5.5 million to $9.3 million over the respective periods in 1998. These increases are due in large part to higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting and to a $1.5 million gain from the first installment of a sale of interests in limited partnerships that operate qualified affordable housing projects recognized in June 1999. The returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting were adversely affected by volatility in the global stock markets in August and September 1998.

Corporate

Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to the Company's operating entities. Revenues are not normally recorded in this segment.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The Company has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the Company. Net cash provided by operating activities was $60.3 million and $29.5 million for the nine months ended September 30, 1999 and 1998 respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to the Company's use, primarily premiums held as fiduciary funds, have not been included in determining the Company's overall liquidity.

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

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

During the nine months ended September 30, 1999, the Company borrowed and repaid $20.0 million under this agreement which was primarily used on a short-term basis to finance a portion of the Company's operations. As of September 30, 1999, there were no borrowings outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and the Company is currently in compliance with these covenants.

The Company also has line of credit facilities of $45.0 million which expire on April 30, 2000. Periodically, the Company will make short-term borrowings under these facilities to meet short-term cash flow needs. During the nine months ended September 30, 1999, the Company borrowed $53.5 million and repaid $57.5 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of the Company's operations and investments. As of September 30, 1999, there was $11.0 million outstanding under these facilities.

As of September 30, 1999, the Company has committed to invest $7.5 million related to two letter of credit arrangements with one of its equity investments and has unconditionally guaranteed $30.0 million of debt that was incurred by another of its investments. In addition, the Company has guaranteed an aggregate $9.3 million of funds through letters of credit or other arrangements related to several investments and insurance programs of the Company. No funds have been expended related to these guarantees.

Through the first nine months of 1999, the Company paid $20.7 million in cash dividends on its common stock. The Company's dividend policy is determined by the Board of Directors and payments are fixed after considering the Company's available cash from earnings and its known or anticipated cash needs. On October 15, 1999, the Company paid a third quarter dividend of $.40 per share to shareholders of record as of September 30, 1999, a 14% increase over the third quarter dividend per share in 1998.

Net capital expenditures were $13.7 million and $6.9 million for each of the nine month periods ended September 30, 1999 and 1998, respectively. The $6.8 million increase is due primarily to expansion of facilities at the Company's headquarters building in Itasca, Illinois. In 1999, the Company expects to make expenditures for capital improvements of approximately $14.5 million. Capital expenditures by the Company are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, the Company adopted a plan, which has been extended through June 30, 2000, to repurchase its common stock. Through the first nine months of 1999, the Company repurchased 350,000 shares at a cost of $16.8 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 820,000 additional shares through June 30, 2000. The Company is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

of operations. With respect to this issue, the Company has completed an assessment of its computer systems and software and has substantially completed the necessary modifications or replacements of its existing software so that its computer systems will function properly in the Year 2000 and beyond. Testing and live use have taken place and will continue through the remainder of 1999. Any additional modifications found necessary will be made at that time. No contingency plans are deemed necessary.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      a. Exhibit 27.0 - Financial Data Schedule (Unaudited).

      b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended September 30, 1999.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of November, 1999.



                                  ARTHUR J. GALLAGHER & CO.




                                   /s/Michael J. Cloherty
                                  ---------------------------------------------
                                       Michael J. Cloherty
                                     Executive Vice President
                                     Chief Financial Officer



                                   /s/Jack H. Lazzaro
                                  ---------------------------------------------
                                       Jack H. Lazzaro
                                   Vice President - Finance
                                   Chief Accounting Officer