Form 10-K
period 1999-12-31
GALLAGHER ARTHUR J & CO
filed 2000-03-23
CIK 354190

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1999

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
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 29, 2000 was $884,627,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 29, 2000 was 37,088,000.

 Portions of documents incorporated by   Part of Form 10-K into which document
       reference into this report                   is incorporated

       ARTHUR J. GALLAGHER & CO.                        PART III

  Proxy Statement dated March 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

  Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as "Gallagher" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the United States and abroad. Gallagher's principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. Gallagher believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths.

  Gallagher operates through a network of approximately 200 offices located throughout the United States and six countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher's international operations include a Lloyd's of London broker and affiliated companies in London, England and other facilities in Australia, Bermuda, Canada, Scotland and Papua New Guinea.

  Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Stock Split

  In January 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on March 15, 2000 to shareholders of record as of March 1, 2000. As a result of this action, par value of the common stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts appearing in this Annual Report on Form 10-K have been restated to give retroactive effect to the stock split for all periods presented.

Operating Segments

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting services for fee compensation. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally comprehensive claims management programs for Gallagher's clients or clients of other brokers. Financial Services is primarily comprised of Gallagher's investment operations. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

  The two major sources of operating revenues for Gallagher are commissions from insurance brokerage operations and service fees primarily from risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 1999, is as follows (in thousands):

                                         1999          1998*          1997*
                                    -------------- -------------- --------------
                                             % of           % of           % of
                                     Amount  Total  Amount  Total  Amount  Total
                                    -------- ----- -------- ----- -------- -----
Commissions
  Insurance Brokerage Services..... $342,922   57  $328,177   59  $305,344   58
  Risk Management Services.........       --   --       467   --       381   --
Fees
  Insurance Brokerage Services.....   47,035    8    44,654    8    43,553    8
  Risk Management Services.........  187,594   31   167,377   30   141,403   27
Investment income and other
  Insurance Brokerage Services.....    7,734    1     8,815    1     9,032    2
  Risk Management Services.........      769   --       996   --       977   --
  Financial Services...............   19,782    3     9,161    2    14,921    3
Non-recurring gains................       --   --        --   --     8,993    2
                                    --------  ---  --------  ---  --------  ---
  Total revenues................... $605,836  100  $559,647  100  $524,604  100
                                    ========  ===  ========  ===  ========  ===

--------
   *Restated for six 1999 acquisitions accounted for as poolings of interests. See Note 2 to the Consolidated Financial Statements for a summary of the effects of these restatements on the 1998 and 1997 consolidated financial statements.

  See Note 13 to the Consolidated Financial Statements for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 1999, 1998 and 1997.

  Gallagher's revenues vary significantly from quarter to quarter as a result of the timing of policy inception dates, which traditionally are heaviest in the third quarter, whereas expenses are fairly uniform throughout the year. See
Note 12 to the Consolidated Financial Statements for unaudited quarterly operating results for 1999 and 1998.

Insurance Brokerage Services

  The Insurance Brokerage Services segment is principally comprised of two divisions, the Brokerage Services Division (BSD) and Gallagher Benefit Services
(GBS).

  BSD places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. BSD acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies worldwide, as a broker in procuring contracts of insurance on behalf of insureds, and in setting up and managing self-insured programs. BSD has the capability to handle insurable risks and related coverages for all forms of property/casualty products. BSD also places surplus lines coverages, which are coverages for various specialized risks not available from insurance companies licensed by the states in which the risks are located. In addition, BSD places reinsurance coverages for its insurance company clients.

  GBS specializes in the management of employee benefit programs through fully insured and self-insured programs. GBS provides services in connection with the design, financing, implementation, administration and communication of compensation and employee benefit programs (including pension and profit-sharing plans, group life, health, accident and disability insurance programs and tax deferral plans), and provides other professional services in connection therewith.

  The primary source of Gallagher's compensation for its Insurance Brokerage Services segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by the insured. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Gallagher may also receive contingent commissions which are based on the profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs.

Risk Management Services

  The Risk Management Services segment is principally comprised of two wholly owned subsidiaries, Gallagher Bassett Services, Inc. (Gallagher Bassett) and Gallagher Benefit Administrators, Inc. (GBA).

  Gallagher Bassett provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management, property appraisals and insurance related investigative services on a totally integrated or select, stand-alone basis. Gallagher Bassett provides these services for Gallagher's clients through a network of over 120 service offices located throughout the United States, Canada, England, Scotland, Australia and Papua New Guinea.

  Gallagher believes that Gallagher Bassett's risk management services are an important factor in securing new and retaining Insurance Brokerage Services' clients who are interested in risk management related services. Gallagher Bassett also markets these services directly to clients on an unbundled basis independent of Gallagher's Insurance Brokerage Services in order to capitalize on the interest in risk management created by market conditions.

  In connection with its risk management services, Gallagher Bassett provides "self-insurance" programs for large institutions, risk sharing pools and associations, and large commercial and industrial customers. Self-insurance, as administered by Gallagher Bassett, is a program in which the client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposures with an insurance carrier that specializes in these less predictable exposures.

  GBA is a third-party administrator that serves the self-funded employee health benefit marketplace by integrating effective managed care and quality assurance programs with claims administration services. The employee health benefit services provided by GBA are, in many instances, directly supported by GBS.

  Gallagher Bassett's and GBA's revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the estimated value of the services to be performed.

Financial Services

  The Financial Services segment is primarily responsible for Gallagher's diversified investment portfolio which includes investment strategies-trading, marketable securities-available for sale, tax advantaged investments, investments accounted for using the equity method, real estate partnerships and notes receivable from investees.

  Tax advantaged investments represent amounts invested by Gallagher in limited partnerships that operate qualified affordable housing or alternative energy projects. Gallagher receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns 10,000 acres of land to be developed near Orlando, Florida. Notes receivable from investees represent secured loans made by Gallagher to several of its equity and limited partnership investments. Financial Services is primarily responsible for the management of Gallagher's own investments but is expanding these investment management services in conjunction with the insurance products Gallagher markets to its clients. These investments and the associated returns are for the benefit of Gallagher.

International Operations

  Total revenues by geographic area for each of the three years in the period ended December 31, 1999 are as follows (in thousands):

                                        1999          1998*          1997*
                                   -------------- -------------- --------------
                                            % of           % of           % of
                                    Amount  Total  Amount  Total  Amount  Total
                                   -------- ----- -------- ----- -------- -----
United States..................... $556,879   92  $514,883   92  $486,438   93
Foreign, principally United
 Kingdom and Bermuda..............   48,957    8    44,764    8    38,166    7
                                   --------  ---  --------  ---  --------  ---
  Total revenues.................. $605,836  100  $559,647  100  $524,604  100
                                   ========  ===  ========  ===  ========  ===

--------
  *Restated for six 1999 acquisitions accounted for as poolings of interests.

  The Insurance Brokerage Services segment's international operations are principally comprised of a Lloyd's of London broker and an insurance brokerage and risk management joint venture in the United Kingdom; an insurance brokerage operation and a rent-a-captive insurance company facility in Bermuda; and a network of correspondent brokers and consultants in more than 100 countries around the world.

  Arthur J. Gallagher (UK) Limited (AJG UK), a wholly owned Lloyd's of London brokerage subsidiary of Gallagher based in London, provides brokerage and other services to clientele primarily located outside of the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with Lloyd's of London underwriters and insurance companies worldwide. Its brokerage services encompass four major categories: aviation, marine, reinsurance (treaty and facultative) and property/casualty (risks predominantly located in North America). Although AJG UK is located in London, the thrust of its business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd's of London, Gallagher and its non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

  Risk Management Partners Ltd. (RMP) is a 50% owned joint venture between Gallagher and Munich-American Re Corporation that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed six years ago and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

  Arthur J. Gallagher & Co. (Bermuda) Limited provides clients with direct access to the risk-taking capacity of Bermuda-based insurers for both direct and reinsurance placements. It also acts as a wholesaler to Gallagher's marketing efforts by accessing foreign insurance and reinsurance companies in the placement of United States and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

  Gallagher has ownership interests in two Bermuda-based insurance companies that operate "rent-a-captive" facilities; Artex Insurance Company Ltd., a partially owned joint venture, and Protected Insurance Company, a wholly owned subsidiary. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without the disadvantages of ownership. Captive insurance companies are created to insure risk and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

  Insurance Brokerage Services also has relationships with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in more than 100 countries around the world, Gallagher is able to fully serve its clients' coverage and service needs wherever their operations are located.

  The Risk Management Services segment's international operations are principally comprised of the following risk management companies in London, Australia and Papua New Guinea:

  Gallagher Bassett International Ltd. (UK) (Gallagher Bassett (UK)), a wholly owned subsidiary of Gallagher Bassett, provides risk management services for foreign operations, as well as United States operations that are foreign controlled. Headquartered in London with offices throughout England and Scotland, Gallagher Bassett (UK) works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services include consulting, claims management, information management, loss control and property valuations.

  Wyatt Gallagher Bassett Pty Ltd is a 50% owned joint venture of Gallagher Bassett that is headquartered in Brisbane, Australia with facilities located throughout Australia and Papua New Guinea. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australasia.

  Gallagher also has risk management service facilities in Canada that are not material to Gallagher's Risk Management Services segment.

  See Notes 11 and 13 to the Consolidated Financial Statements for additional financial information related to Gallagher's foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 1999, 1998 and 1997.

Markets and Marketing

  A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. In addition, Gallagher's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals, although this portion of the business is not material to Gallagher's operations. Gallagher services its clients through its network of approximately 200 offices in the United States and six countries abroad. No material part of Gallagher's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on Gallagher. In 1999, the largest single customer represented less than 2% of total revenues.

  Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services, including the placement of reinsurance, is one of its major strengths. Gallagher also believes that its risk management business enhances and attracts insurance brokerage business due to the nature and strength of business relationships which it forms with clients when providing a variety of risk management services on an on-going basis.

  Gallagher requires its employees serving in a sales or marketing capacity, including all executive officers of Gallagher, to enter into agreements with Gallagher restricting disclosure of confidential information and solicitation of clients and prospects of Gallagher upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control of Gallagher, as defined therein.

Competition

  Gallagher believes it is the fourth largest insurance broker worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with Gallagher in every area of its business. Three competing firms are significantly larger and have several times the commission and/or fee revenues of Gallagher. There are firms in a particular region or locality which are as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

  Gallagher is also in competition with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and hence indirectly compete with the business of Gallagher. To date, such direct writing and government benefits have had, in the opinion of Gallagher, relatively little effect on its business and operations, but Gallagher can make no prediction as to their effect in the future.

Regulation

  In every state and foreign jurisdiction in which Gallagher does business, Gallagher or an employee is required to be licensed or receive regulatory approval in order for Gallagher to conduct business. In addition to licensing requirements applicable to Gallagher, most jurisdictions require that individuals who engage in brokerage and certain insurance service activities be personally licensed.

  Gallagher's insurance brokerage and risk management operations depend on its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals.

1999 Acquisitions

  In 1999, Gallagher acquired five insurance brokerage firms and two benefits consulting companies.

  On November 30, 1999, Gallagher acquired substantially all of the net assets of Sternfels Insurance Agency, Inc., a Louisiana corporation engaged in the insurance brokerage and services business in exchange for 96,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Four principals and two key employees entered into three-year employment agreements with Gallagher.

  On August 31, 1999, Gallagher acquired substantially all of the net assets of Group Benefit Concepts, Inc., a North Carolina corporation engaged in the benefits consulting business in exchange for 91,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals entered into three-year employment agreements with Gallagher.

  On August 31, 1999, Gallagher acquired substantially all of the net assets of Stanley E. Clark & Associates, Inc., a Washington, D.C. corporation engaged in the benefits consulting business in exchange for 61,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One employee entered into a two-year employment agreement with Gallagher.

  On May 1, 1999, Gallagher acquired substantially all of the net assets of R.
W. Thom & Company, Inc., a California corporation engaged in the insurance brokerage business in exchange for a cash payment of $250,000. This acquisition was accounted for as a purchase. The principal entered into a three-year employment agreement with Gallagher.

  On February 28, 1999, Gallagher acquired substantially all of the net assets of Goodman Insurance Agency, Inc., a California corporation engaged in the insurance brokerage and services business in exchange for 315,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with Gallagher.

  On February 28, 1999, Gallagher acquired substantially all of the net assets of Dodson-Bateman & Company, a Texas corporation engaged in the insurance brokerage and services business in exchange for 295,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals and one key employee entered into three-year employment agreements with Gallagher.

  On February 28, 1999, Gallagher acquired substantially all of the net assets of Associated Risk Managers of California, Insurance Producers, dba ARM of California, a California corporation engaged in the insurance brokerage and services business in exchange for 198,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher.

  For the 1999 acquisitions accounted for as poolings of interests, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. See Note 2 to the Consolidated Financial Statements for a summary of the effects of these restatements on the 1998 and 1997 consolidated financial statements.

2000 Acquisitions

  The following acquisitions have occurred since December 31, 1999:

  Effective on February 29, 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. This acquisition was accounted for as a purchase. Eight principals and seven key employees entered into three-year employment agreements with Gallagher.

  Effective on February 29, 2000, Gallagher acquired substantially all of the net assets of R. L. Youngdahl & Associates, Inc., a Minnesota corporation engaged in the insurance brokerage and services business in exchange for 69,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher and one key employee entered into a two-year employment agreement with Gallagher.

  Effective on February 29, 2000, Gallagher acquired substantially all of the net assets of Rebholz Insurance Agency, Inc., a Missouri corporation engaged in the insurance brokerage and services business in exchange for 42,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals entered into three-year employment agreements with Gallagher.

  Effective on February 29, 2000, Gallagher acquired substantially all of the net assets of Towle Agency, Inc., a Minnesota corporation engaged in the insurance brokerage and services business in exchange for 37,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals entered into three-year employment agreements with Gallagher and one key employee entered into a two-year employment agreement with Gallagher.

  Effective on February 29, 2000, Gallagher acquired substantially all of the net assets of Powell Insurance Services, Inc., an Illinois corporation engaged in the insurance brokerage and services business in exchange for 19,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher.

  Gallagher believes that the net effect of its acquisitions has been and will be to expand the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

  Gallagher is considering and intends to consider from time to time additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions but has no signed contracts or agreements in principle to make additional acquisitions. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

  As of December 31, 1999, Gallagher employed approximately 4,600 employees, none of whom are represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

Item 2. Properties.

  Gallagher's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 225,000 square feet of space. The lease commitment on the above mentioned property expires February 28, 2006. Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 10 to the Consolidated Financial Statements for information with respect to Gallagher's lease commitments at December 31, 1999.

Item 3. Legal Proceedings.

  Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect, individually or in the aggregate, on Gallagher's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during Gallagher's fourth fiscal quarter ended December 31, 1999.

Item 4A. Executive Officers of the Registrant.

  The executive officers of Gallagher are as follows:

       Name              Age                     Position and Year First Elected
       ----              ---                     -------------------------------
J. Patrick Gallagher,     48 President since 1990, Chief Executive Officer since 1995
 Jr.....................
Michael J. Cloherty.....  52 Executive Vice President since 1996, Chief Financial Officer since 1981 and Vice President--Finance 1981-1996
James J. Braniff III....  60 Vice President since 1995
Peter J. Durkalski......  49 Vice President since 1990
James W. Durkin, Jr.....  50 Vice President since 1985
David E. McGurn, Jr.....  46 Vice President since 1993

  Each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

  Gallagher's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of Gallagher's common stock for the two-year period January 1, 1998 through December 31, 1999 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange. All of the information in the table has been adjusted to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, that was declared in January 2000 and paid on March 15, 2000.

                                                                      Dividends
                                                                       Declared
                                                                      Per Common
Quarterly Periods                                    High      Low      Share
-----------------                                  -------- --------- ----------
1999
----
  First........................................... $25 5/16 $21 1/8        $.20
  Second..........................................  25 7/32  23             .20
  Third...........................................  28 1/4   24 5/8         .20
  Fourth..........................................  33 1/8   24 5/8         .20
1998
----
  First........................................... $23 1/16 $16 25/32      $.175
  Second..........................................  23 9/32  20 15/16       .175
  Third...........................................  22 7/8   18 5/16        .175
  Fourth..........................................  23 3/8   17 7/16        .175

  As of February 29, 2000, there were approximately 650 holders of record of Gallagher's common stock.

Item 6. Selected Financial Data.

                           ARTHUR J. GALLAGHER & CO.

                         GROWTH RECORD: 1990-1999(a)(b)

                                            Average
                                            Annual  ---------------------------
(in thousands, except per share and         Growth    1999     1998      1997
employee data)                              ------- -------- --------  --------
Revenue Data
  Commissions..............................         $342,922 $328,644  $305,725
  Fees.....................................          234,629  212,031   184,956
  Investment income and other (c)..........           28,285   18,972    33,923
                                                    -------- --------  --------
  Total revenues...........................         $605,836 $559,647  $524,604
  Dollar growth............................         $ 46,189 $ 35,043  $ 29,454
  Percent growth...........................     8%        8%       7%        6%
                                            ------  -------- --------  --------
Pretax Earnings Data
  Pretax earnings..........................         $104,235 $ 86,277  $ 85,682
  Dollar growth............................         $ 17,958 $    595  $ 16,502
  Percent growth...........................    12%       21%       1%       24%
  Pretax earnings as a percentage of total
   revenues................................              17%      15%       16%
                                            ------  -------- --------  --------
Net Earnings Data
  Net earnings.............................         $ 67,753 $ 58,137  $ 57,581
  Dollar growth............................         $  9,616 $    556  $ 11,298
  Percent growth...........................    11%       17%       1%       24%
  Net earnings as a percentage of total
   revenues................................              11%      10%       11%
                                            ------  -------- --------  --------
Net Earnings Per Share Data
  Shares outstanding at year end...........           36,840   36,346    35,390
  Net earnings per share (d)...............         $   1.76 $   1.54  $   1.59
  Percent growth...........................    11%       14%      (3%)      25%
                                            ------  -------- --------  --------
Employee Data
  Number at year end.......................            4,589    4,385     4,134
  Number growth............................              204      251      (122)
  Percent growth...........................     5%        5%       6%       (3%)
  Total revenues per employee (e)..........         $    132 $    128  $    127
  Net earnings per employee (e)............         $     15 $     13  $     14
                                            ------  -------- --------  --------
Common Stock Dividend Data
  Dividends declared per common share (f)..         $    .80 $    .70  $    .62
  Total dividends declared.................         $ 29,202 $ 24,218  $ 20,408
  Percent of same year net earnings........              43%      42%       35%
                                            ------  -------- --------  --------
Balance Sheet Data
  Total assets.............................         $884,146 $760,438  $672,435
  Long-term debt less current portion......              --       --        --
  Total stockholders' equity...............         $242,467 $205,487  $172,333
                                            ------  -------- --------  --------
Return On Beginning Stockholders' Equity...              33%      34%       41%

Notes:
(a) The financial information for all periods prior to 1999 has been restated for six 1999 acquisitions accounted for using the pooling of interests method.
(b) All information relating to shares of common stock of Gallagher has been adjusted to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, that was declared in January 2000 and paid on March 15, 2000.
(c) Includes non-recurring gains.
(d) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(e) Based on the number of employees at year end.
(f) Based on the total dividends declared on a share of common stock outstanding during the entire year.


          Years Ended December 31,
----------------------------------------------------------------------------
  1996        1995       1994       1993       1992       1991        1990
--------    --------   --------   --------   --------   --------    --------
$295,279    $286,027   $265,004   $238,243   $220,181   $211,656    $203,710
 175,274     165,205    146,397    133,685    114,885     95,636      80,399
  24,597      23,035     14,461     21,310     17,543     15,010      20,724
--------    --------   --------   --------   --------   --------    --------
$495,150    $474,267   $425,862   $393,238   $352,609   $322,302    $304,833
$ 20,883    $ 48,405   $ 32,624   $ 40,629   $ 30,307   $ 17,469    $ 34,663
      4%         11%         8%        12%         9%         6%         13%
--------    --------   --------   --------   --------   --------    --------
$ 69,180    $ 69,847   $ 60,428   $ 55,043   $ 40,943   $ 33,908    $ 36,294
$   (667)   $  9,419   $  5,385   $ 14,100   $  7,035   $ (2,386)   $     37
     (1%)        16%        10%        34%        21%        (7%)        --%
     14%         15%        14%        14%        12%        11%         12%
--------    --------   --------   --------   --------   --------    --------
$ 46,283    $ 43,815   $ 38,449   $ 32,852   $ 25,692   $ 23,324    $ 24,618
$  2,468    $  5,366   $  5,597   $  7,160   $  2,368   $ (1,294)   $    266
      6%         14%        17%        28%        10%        (5%)         1%
      9%          9%         9%         8%         7%         7%          8%
--------    --------   --------   --------   --------   --------    --------
  35,122      35,266     34,678     36,488     35,378     35,898      36,326
$   1.27    $   1.18   $   1.04   $    .86   $    .70   $    .62    $    .66
      8%         13%        21%        23%        13%        (6%)         2%
--------    --------   --------   --------   --------   --------    --------
   4,256       4,220      3,871      3,692      3,426      3,232       3,109
      36         349        179        266        194        123         194
      1%          9%         5%         8%         6%         4%          7%
$    116    $    112   $    110   $    107   $    103   $    100    $     98
$     11    $     10   $     10   $      9   $      7   $      7    $      8
--------    --------   --------   --------   --------   --------    --------
$    .58    $    .50   $    .44   $    .36   $    .32   $    .32    $    .30
$ 18,399    $ 15,270   $ 13,209   $ 10,808   $  8,767   $  8,439    $  6,999
     40%         35%        34%        33%        34%        36%         28%
--------    --------   --------   --------   --------   --------    --------
$620,101    $590,286   $538,705   $566,839   $507,574   $488,865    $480,605
   1,130       2,260      3,390     28,166     23,888     24,432      24,723
$139,747    $129,264   $108,032   $129,408   $101,670   $ 96,906    $ 95,416
--------    --------   --------   --------   --------   --------    --------
     36%         41%        30%        32%        27%        24%         28%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are primarily based on a percentage of the premiums paid by insureds and generally follow premium levels. For more than a decade, lower premium rates have prevailed among property/casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e., lower premium rates) has generally resulted in flat or reduced renewal commissions.

  In recent years insured losses have reached into the billions of dollars. Substantial mergers, both domestically and internationally, have resulted in fewer insurance companies. Increased underwriting losses and reduced competition tend to raise premium rates. Historically, increased property replacement costs and increasingly large litigation awards have caused some clients to seek higher levels of insurance coverage. These factors generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. In spite of these forces, there have been mitigating factors including a favorable equity market, increased underwriting capital and improved economies of scale following consolidations, all of which tend to lower premium rates. The net result is that property/casualty premium rates have remained low. Although the insurance marketplace has seen "pockets" of premium rate increases, management believes that competitive conditions will continue and overall premium pricing will remain under pressure and not improve significantly in 2000. In recent years, lower rates of inflation and the soft market have resulted in a highly competitive insurance marketplace and flat to lower premiums. In general, the downward trend in premium rates has had a greater effect on Gallagher's revenues than inflation.

  Although the property/casualty insurance pricing environment has resulted in some "risk" buyers returning to first-dollar coverage, management believes the overall trend will be to continue to move toward the alternative insurance market, which would tend to have a favorable effect on our Risk Management Services segment. Gallagher anticipates that new sales in the areas of risk management, claims management, insurance captive and self-insurance services will continue to be a major factor in Gallagher's fee revenue growth during 2000.

  Gallagher continues to look to the future and to explore not only the core segments of Insurance Brokerage and Risk Management Services, but also expansion within the alternative insurance markets and financial and related investment services. Management believes these areas continue to hold opportunities for diversification and profitable growth.

Results of Operations--Consolidated

  Gallagher's results of operations for periods prior to 1999 have been restated for six acquisitions as if they had operated as part of Gallagher prior to the date of merger. Gallagher continues to search for merger partners who complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on year-to-year comparisons, see Note 2 to the Consolidated Financial Statements.

  Commission revenues increased by $14.3 million or 4% in 1999. This increase, generated by the Insurance Brokerage Services segment, is the result of new business production partially offset by lost business. Commission revenues increased by $22.9 million or 7% in 1998. This increase is the result of new business production partially offset by lost business.

  Fee revenues increased by $22.6 million or 11% in 1999. This increase, generated primarily from the Risk Management Services segment, resulted from strong new business production of $42.3 million and favorable retention rates on existing business partially offset by lost business of $22.7 million. Fee revenues increased by $27.1 million or 15% in 1998. This increase, also generated primarily from Risk Management Services, resulted from new business production of $39.0 million and favorable retention rates on existing business partially offset by lost business of $14.5 million.

  Investment income and other increased by $9.3 million or 49% in 1999. This increase is due primarily to higher returns on funds invested with outside fund managers which were positively affected by robust equity markets during 1999 and a gain of $3.0 million recognized in 1999 which resulted from the sale of a portion of Gallagher's interests in limited partnerships that operate qualified affordable housing projects. In 1998, investment income and other decreased $6.0 million or 24% due primarily to lower returns on funds invested with outside fund managers which were adversely affected by volatility in global equity markets during 1998. In addition, Gallagher liquidated a portion of its investment portfolio, thereby reducing the aggregate value of these portfolios by $24.0 million during 1998.

  In 1997, Gallagher recognized non-recurring pretax gains of $7.2 million on the sale of underperforming or geographically undesirable operations and $1.8 million on a real estate transaction in the United Kingdom. There were no material non-recurring pretax gains of this nature recorded in either 1999 or 1998.

  Salaries and employee benefits increased by $21.6 million or 7% in 1999 due primarily to a 5% increase in employee head count, salary increases and the annualized effect of prior year new hires along with a corresponding increase in employee benefit expenses. In 1998, salaries and employee benefits increased by $23.6 million or 9% due to salary increases, the annualized effect of prior year new hires, a 6% increase in employee head count and the impact of a $4.8 million non-recurring gain recognized in 1997 from the settlement of a defined benefit pension plan at one of Gallagher's United Kingdom subsidiaries.

  Other operating expenses increased by $6.7 million or 4% in 1999 and $10.9 million or 6% in 1998. These increases are due primarily to increases associated with travel, entertainment and temporary personnel costs for new business, technology upgrades, office consolidation expenses and commissions paid to sub-brokers.

  Gallagher's effective income tax rates were 35.0%, 32.6% and 32.8% in 1999, 1998 and 1997, respectively. These rates are net of the effect of tax benefits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are substantially offset by state and foreign taxes. See Note 11 to the Consolidated Financial Statements.

  Gallagher's foreign operations recorded earnings before income taxes of $5.0 million, $5.3 million and $6.5 million in 1999, 1998 and 1997, respectively. The decrease in 1999 is due primarily to the write-off of intangible assets associated with lost business. The decrease in 1998 is due to the non-recurring gains recognized in 1997 associated with the pension and real estate transactions mentioned above, substantially offset by growth in operating results generated by new business. See Notes 11 and 13 to the Consolidated Financial Statements.

  Gallagher's revenues vary from quarter to quarter generally as a result of the timing of policy inception dates which traditionally are heaviest in the third quarter. Expenses, on the other hand, are fairly uniform throughout the year. See Note 12 to the Consolidated Financial Statements.

Results of Operations--Segment Information

  As discussed in Note 13 to the Consolidated Financial Statements, Gallagher has three operating business segments; Insurance Brokerage Services, Risk Management Services and Financial Services, as well as a Corporate segment.

  The Insurance Brokerage Services segment includes Gallagher's retail, reinsurance and wholesale brokerage operations. Total revenues in 1999 were $397.7 million, a 4% increase over 1998. This increase is due primarily to new business production offset by lost business. United States revenues of $364.5 million were up 4% over 1998. Revenues in 1999 from foreign operations, principally in the United Kingdom and Bermuda, were up 3% or $855,000 over 1998. Earnings before income taxes in 1999 increased 8% over 1998 principally as a result of increased revenues. Total revenues in 1998 were $381.6 million, an increase of 7% over 1997. This increase again is due to new business production partially offset by lost business. United States revenues of $349.3 million were up 7% over 1997 mainly due to new business partially offset by lost business. Revenues in 1998 from foreign operations, primarily in the United Kingdom and Bermuda, were up 8% over 1997 mainly due to new business partially offset by lost business. Earnings before income taxes of $70.0 million in 1998 increased 16% over 1997 due mainly to increased revenues.

  The Risk Management Services segment includes Gallagher's third party claims administration operations which are principally engaged in providing claims management services for Gallagher's clients. Total revenues in 1999 were $188.4 million or 12% over 1998 due to strong new business production and favorable retention rates on existing business. United States revenues of $174.4 million in 1999 were up 11% over 1998 due primarily to new business. In 1999, foreign revenues of $13.9 million, principally from the United Kingdom and Australia, increased 16% over 1998 due to new business production partially offset by lost business. Earnings before income taxes in 1999 of $22.3 million increased 43% over 1998 due primarily to revenue increases and moderate increases in expenses. Total revenues in 1998 were $168.8 million or 18% over 1997 due mainly to new business production and a significant increase in revenues from Gallagher's Australian operations for claim work performed as a result of a pervasive and extended power outage in New Zealand. In 1998, United States revenues increased 15% over 1997 due primarily to new business partially offset by lost business. In 1998, foreign revenues of $12.0 million, principally from the United Kingdom and Australia, increased 107% over 1997 due principally to the claim work of the Australian operations mentioned above. Earnings before income taxes in 1998 increased 49% over 1997 due primarily to increased revenues offset by a moderate increase in expenses.

  The Financial Services segment is responsible for Gallagher's diversified investment portfolio which includes investment strategies--trading, marketable securities--available for sale, tax advantaged investments, investments accounted for using the equity method, real estate partnerships and notes receivable from investees. Revenues in 1999 were $19.8 million or 116% more than revenues in 1998 and earnings before income taxes increased $7.2 million or 142% over 1998. These increases are due primarily to more favorable returns on funds invested with outside fund managers and a gain of $3.0 million recognized in 1999 which resulted from the sale of a portion of Gallagher's interests in limited partnerships that operate qualified affordable housing projects. Revenues in 1998 decreased 62% from 1997 and earnings before income taxes in 1998 decreased 77% from 1997. These decreases relate to $9.0 million and $13.8 million of non-recurring gains in revenues and earnings before income taxes, respectively, recognized in 1997 and less favorable returns on funds invested with outside fund managers due to equity market conditions in 1998. Financial Services' revenues are generated principally in the United States.

  Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Revenues are not recorded in this segment and all costs are generated in the United States.

Financial Condition and Liquidity

  The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable, and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of Gallagher. Cash generated from operating activities was $63.7 million, $55.4 million and $72.7 million in 1999, 1998 and 1997, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from year to year. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

  Gallagher maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During 1999, Gallagher borrowed and repaid $20.0 million of short-term borrowings under the Credit Agreement. During 1998, Gallagher borrowed and repaid $15.0 million of short-term borrowings under the Credit Agreement. These borrowings were primarily used on a short-term basis to finance a portion of Gallagher's operations and expanded investment activity. As of December 31, 1999 and 1998, there were no borrowings outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and Gallagher is in compliance with these covenants.

  Gallagher also has three line of credit facilities which total $45.0 million in the aggregate and expire on April 30, 2000. Periodically, Gallagher will make short-term borrowings under these credit facilities to meet short-term cash flow needs. During 1999 and 1998, Gallagher borrowed and repaid $78.5 million and $60.0 million of short-term borrowings, respectively, under these facilities. As of December 31, 1999 and 1998, $15.0 million was outstanding under these facilities. These borrowings were primarily used on a short-term basis to finance a portion of Gallagher's operations and expanded investment activity.

  At December 31, 1999, Gallagher has contingently committed to invest an additional $7.2 million related to two letter of credit arrangements with one of its equity investments. In addition, Gallagher has guaranteed an aggregate $14.6 million of funds through letters of credit or other arrangements related to several investments and insurance programs of Gallagher.

  Gallagher paid $28.0 million in cash dividends on its common stock in 1999. Gallagher's dividend policy is determined by the Board of Directors and quarterly dividends are declared after considering Gallagher's available cash from earnings and its known or anticipated cash needs. In each quarter of 1999, Gallagher's Board of Directors declared a dividend of $.20 per share which was $.025 or 14% greater than each quarterly dividend in 1998. In January 2000, Gallagher declared a first quarter dividend of $.23 per share, a 15% increase over the first quarter dividend in 1999.

  Net capital expenditures were $16.6 million, $13.3 million and $12.2 million in 1999, 1998 and 1997, respectively. In 2000, Gallagher expects to make capital expenditures of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

  In 1988, Gallagher adopted a plan that has been extended through June 30, 2000 to repurchase its common stock. Under the plan, Gallagher repurchased 762,000 shares at a cost of $18.4 million, 430,000 shares at a cost of $8.7 million and 1,044,000 shares at a cost of $17.1 million in 1999, 1998 and 1997, respectively. The repurchased shares are held for reissuance in connection with exercises of options under Gallagher's stock option plans. Under the provisions of the plan, Gallagher is authorized to repurchase approximately 1,540,000 additional shares through June 30, 2000. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  Effective with changes in the United States federal income tax laws in 1997, Gallagher no longer provides for federal income taxes on the undistributed earnings of its foreign subsidiaries which are considered permanently invested outside the United States. At December 31, 1999, Gallagher had $22.0 million of undistributed earnings from its foreign subsidiaries. See Note 11 to the Consolidated Financial Statements. Although not considered available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

Year 2000

  Computer programs that have time sensitive software may have recognized the date "00" as the Year 1900, rather than the Year 2000, which could have resulted in system failures or miscalculations causing disruptions of operations (the "Y2K" problem).

  With respect to the Y2K problem, Gallagher completed the necessary modifications or replacements of its existing software so that its computer systems would function properly in the Year 2000 and beyond. Generally, these modifications and replacements and the associated costs were contemplated with normal enhancements and improvements being made in conjunction with updating financial reporting and operating systems. It is estimated that Gallagher spent less than $1.0 million in the aggregate from 1997 through 1999 for specific Y2K "fixes" outside the routine efforts discussed above.

  At the time of change from the Year 1999 to the Year 2000 and forward, Gallagher has neither experienced major internal system failures nor been materially affected by compliance problems with the systems of business partners, vendors or clients. Gallagher believes it has successfully weathered any Y2K problems, but continues to monitor its internal systems and maintains an awareness of any problems which could arise with the systems of business partners, vendors or clients.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Gallagher is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currrency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by Gallagher at December 31, 1999 and 1998, that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analysis reflects Gallagher's view of changes that are reasonably possible over a one year period. This discussion of market risks related to Gallagher's consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher's estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or nonquantifiable, including credit risk and legal risk. These are not included in the following analysis.

  Gallagher has a comprehensive and diversified investment portfolio. Gallagher's invested assets are held as cash and cash equivalents, investment strategies--trading and marketable securities--available for sale. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

  The fair value of Gallagher's cash and cash equivalents investment portfolio at December 31, 1999 and 1998 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair value was not materially different from the carrying values at December 31, 1999 and 1998, respectively.

  At December 31, 1999 and 1998, the fair value of Gallagher's investment strategies--trading portfolio was $63.9 million and $57.4 million, respectively. From an investment management perspective, this portfolio, which is managed by several outside fund managers, consists of two different components; an equity portfolio of $6.2 million and $7.3 million and an alternative investment strategies portfolio of $57.7 million and $50.1 million at December 31, 1999 and 1998, respectively.

  The equity portfolio is subject to equity price risk. It is not hedged, consists of common stocks and is primarily managed to produce realized gains for Gallagher. The estimated potential loss in fair value of this equity component resulting from a hypothetical decrease in prices quoted by stock exchanges of 10% would be approximately $620,000 and $730,000 at December 31, 1999 and 1998, respectively.

  Gallagher's alternative investment strategies portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher's exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments' underlying principal balances. The outside fund managers for these alternative investment strategies hedge their strategies by "selling short" common equity securities in order to mitigate the effects of changes in equity prices thereby making any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at December 31, 1999 and 1998, respectively.

  The fair value of Gallagher's marketable securities--available for sale portfolio was $20.3 million ($4.4 million less than its aggregate amortized cost) and $20.1 million ($1.3 million less than its aggregate amortized costs) at December 31, 1999 and 1998, respectively. The overall objective of this portfolio is to provide Gallagher with a stable after tax yield. This portfolio, which is not hedged, consists primarily of dividend yielding preferred stocks. Accordingly, this portfolio is more sensitive to interest rate risk than it is to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one percentage point increase in short-term interest rates would be approximately $2.2 million at December 31, 1999 and 1998.

  At December 31, 1999 and 1998, the fair value of Gallagher's borrowings under the line of credit facilities approximated the carrying value due to their short-term duration and variable interest rates. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical one percentage point decrease in Gallagher's weighted average short-term borrowing rate at December 31, 1999 and 1998, and the resulting fair value was not materially different from the year-end carrying value.

  Gallagher is subject to foreign currency exchange rate risk primarily due to the fact that its United Kingdom based subsidiaries incur expenses denominated in British pounds while receiving their revenues in United States dollars. Gallagher does not hedge this foreign currency exchange rate risk. The foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 1999 and 1998 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $2.9 million and $2.5 million, respectively. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into United States dollars. However, it is management's opinion that this foreign currency exchange risk is not material to Gallagher's consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a "balanced book" which minimizes the effects of currency fluctuations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

  This annual report contains forward-looking statements. Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; the property/casualty insurance industry continues to experience a prolonged soft market (low premium rates) thereby holding down commissions; lower interest rates will reduce Gallagher's income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission but favorably impact fee revenue; Gallagher's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher's renewal business; Gallagher's operating results and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing and foreign exchange rates; and Gallagher's Year 2000 compliance efforts depend upon compliance efforts of Gallagher's business partners, vendors and clients. Gallagher's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Pages
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statement of Earnings......................................    19
  Consolidated Balance Sheet..............................................    20
  Consolidated Statement of Cash Flows....................................    21
  Consolidated Statement of Stockholders' Equity..........................    22
  Notes to Consolidated Financial Statements.............................. 23-39
Management's Report.......................................................    40
Report of Independent Auditors............................................    41

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
Operating Results
Revenues:
  Commissions.......................................  $342,922 $328,644 $305,725
  Fees..............................................   234,629  212,031  184,956
  Investment income and other.......................    28,285   18,972   24,930
  Non-recurring gains...............................       --       --     8,993
                                                      -------- -------- --------
    Total revenues..................................   605,836  559,647  524,604
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   312,690  291,130  267,572
  Other operating expenses..........................   188,911  182,240  171,350
                                                      -------- -------- --------
    Total expenses..................................   501,601  473,370  438,922
                                                      -------- -------- --------
Earnings before income taxes........................   104,235   86,277   85,682
Provision for income taxes..........................    36,482   28,140   28,101
                                                      -------- -------- --------
    Net earnings....................................  $ 67,753 $ 58,137 $ 57,581
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.85 $   1.61 $   1.64
Net earnings per common and common equivalent share.      1.76     1.54     1.59
Dividends declared per common share.................       .80      .70      .62




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (in thousands)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 61,088  $ 65,005
  Restricted cash..........................................  108,867    90,560
  Premiums and fees receivable.............................  364,854   293,889
  Investment strategies--trading...........................   63,857    57,368
  Other....................................................   44,176    37,535
                                                            --------  --------
    Total current assets...................................  642,842   544,357
Marketable securities--available for sale..................   20,274    20,089
Deferred income taxes and other noncurrent assets..........  173,886   151,482
Fixed assets...............................................  112,350   100,368
Accumulated depreciation and amortization..................  (76,101)  (68,399)
                                                            --------  --------
    Net fixed assets.......................................   36,249    31,969
Intangible assets--net.....................................   10,895    12,541
                                                            --------  --------
                                                            $884,146  $760,438
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.................. $466,747  $381,008
  Accrued salaries and bonuses.............................   21,595    21,940
  Accounts payable and other accrued liabilities...........   91,607    92,154
  Unearned fees............................................   15,537    13,616
  Income taxes payable.....................................    8,530    12,621
  Other....................................................   21,665    20,649
                                                            --------  --------
    Total current liabilities..............................  625,681   541,988
Other noncurrent liabilities...............................   15,998    12,963
Stockholders' equity:
  Common stock--issued and outstanding 36,840 shares in
   1999 and 36,346 shares in 1998..........................   36,840    36,346
  Capital in excess of par value...........................      --     (2,770)
  Retained earnings........................................  208,296   172,688
  Accumulated other comprehensive earnings (loss)..........   (2,669)     (777)
                                                            --------  --------
    Total stockholders' equity.............................  242,467   205,487
                                                            --------  --------
                                                            $884,146  $760,438
                                                            ========  ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (in thousands)
Cash flows from operating activities:
  Net earnings................................... $ 67,753  $ 58,137  $ 57,581
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other............   (6,011)   (4,144)   (4,938)
    Gain on sales of operations..................       --        --    (7,203)
    Gain on real estate transaction..............       --        --    (1,790)
    Depreciation and amortization................   15,300    12,143    11,632
    (Increase) decrease in restricted cash.......  (18,307)   (8,045)    7,887
    (Increase) decrease in premiums receivable...  (70,010)  (58,035)   15,952
    Increase (decrease) in premiums payable......   85,739    51,821   (10,834)
    (Increase) decrease in trading investments--
     net.........................................   (4,021)    6,963    (6,217)
    (Increase) decrease in other current assets..   (5,590)    5,620    (6,466)
    (Decrease) increase in accrued salaries and
     bonuses.....................................     (345)    3,328     3,539
    (Decrease) increase in accounts payable and
       other accrued liabilities.................   (1,739)     (102)   19,473
    (Decrease) increase in income taxes payable..   (4,091)    1,775     5,781
    Net change in deferred income taxes..........    1,112    (4,942)   (9,604)
    Other........................................    3,864    (9,075)   (2,088)
                                                  --------  --------  --------
      Net cash provided by operating activities..   63,654    55,444    72,705
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (44,009)  (33,331)  (30,170)
  Proceeds from sales of marketable securities...   39,778    47,665    30,368
  Proceeds from maturities of marketable
   securities....................................    1,495     2,600     1,645
  Net additions to fixed assets..................  (16,560)  (13,285)  (12,228)
  Proceeds from sales of operations and other....       --        --     8,993
  Other..........................................  (20,586)  (52,299)  (34,620)
                                                  --------  --------  --------
      Net cash used by investing activities......  (39,882)  (48,650)  (36,012)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........   16,029    13,655    10,964
  Tax benefit from issuance of common stock......    5,502     4,273     2,429
  Repurchases of common stock....................  (18,428)   (8,651)  (17,126)
  Dividends paid.................................  (28,010)  (23,185)  (19,990)
  Retirement of long-term debt...................       --    (1,130)   (1,130)
  Borrowings on line of credit facilities........   98,500    75,000    30,900
  Repayments on line of credit facilities........  (98,500)  (75,000)  (25,900)
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (2,782)   (7,817)   (1,821)
                                                  --------  --------  --------
      Net cash used by financing activities......  (27,689)  (22,855)  (21,674)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................   (3,917)  (16,061)   15,019
Cash and cash equivalents at beginning of year...   65,005    81,066    66,047
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $61,088   $ 65,005  $ 81,066
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $  1,182  $  1,390  $  1,132
  Income taxes paid..............................   26,003    20,410    24,460

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                             Capital                 Other
                           Common Stock     In Excess            Comprehensive      Total
                          ---------------      Of      Retained    Earnings     Stockholders'
                          Shares  Amount    Par Value  Earnings     (Loss)         Equity
                          ------  -------   ---------  --------  -------------  -------------
                                                 (in thousands)

Balance at December 31,
 1996 as previously
 reported...............  34,066  $34,066    $(11,766) $112,704    $       889     $  135,893
 Acquisition of pooled
  companies.............   1,056    1,056        (936)    3,734            --           3,854
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1996...................  35,122   35,122     (12,702)  116,438            889        139,747
                                                                                -------------
 Net earnings...........     --       --          --     57,581            --          57,581
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             769            769
                                                                                -------------
Comprehensive earnings                                                                 58,350
 Cash dividends declared
  on common stock.......     --       --          --    (20,408)           --         (20,408)
 Common stock issued
  under stock option
  plans.................   1,114    1,114       9,850       --             --          10,964
 Tax benefit from
  issuance of common
  stock.................     --       --        2,429       --             --           2,429
 Common stock
  repurchases...........  (1,044)  (1,044)    (10,627)   (5,455)           --         (17,126)
 Common stock issued in
  two pooling
  acquisitions..........     198      198         --        --             --             198
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          (18)   (1,803)           --          (1,821)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1997...................  35,390   35,390     (11,068)  146,353          1,658        172,333
                                                                                -------------
 Net earnings...........     --       --          --     58,137            --          58,137
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (2,435)        (2,435)
                                                                                -------------
Comprehensive earnings                                                                 55,702
 Cash dividends declared
  on common stock.......     --       --          --    (24,218)           --         (24,218)
 Common stock issued
  under stock option
  plans.................   1,176    1,176      12,479       --             --          13,655
 Tax benefit from
  issuance of common
  stock.................     --       --        4,273       --             --           4,273
 Common stock
  repurchases...........    (430)    (430)     (8,221)      --             --          (8,651)
 Common stock issued in
  six pooling
  acquisitions..........     210      210         --        --             --             210
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --         (233)   (7,584)           --          (7,817)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1998...................  36,346   36,346      (2,770)  172,688           (777)       205,487
                                                                                -------------
 Net earnings...........     --       --          --     67,753            --          67,753
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (1,892)        (1,892)
                                                                                -------------
Comprehensive earnings                                                                 65,861
 Cash dividends declared
  on common stock.......     --       --          --    (29,202)           --         (29,202)
 Common stock issued
  under stock option
  plans.................   1,256    1,256      14,773       --             --          16,029
 Tax benefit from
  issuance of common
  stock.................     --       --        5,502       --             --           5,502
 Common stock
  repurchases...........    (762)    (762)    (17,666)      --             --         (18,428)
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          161    (2,943)           --          (2,782)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1999...................  36,840  $36,840    $    --   $208,296    $    (2,669)    $  242,467
                          ======  =======   =========  ========  =============  =============

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of operations

  Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Gallagher operates through approximately 200 offices throughout the United States and six countries abroad.

 Basis of presentation

  The accompanying consolidated financial statements include the accounts of Gallagher and all of its majority owned subsidiaries. Investments in partially owned entities in which ownership is 20% to 50% are accounted for using the equity method. Accordingly, Gallagher's share of the net earnings of these entities is included in consolidated net earnings. Investments in partially owned entities in which ownership is less than 20% are carried at cost. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

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

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are generally recognized when received. Fee income is primarily recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $905,000 and $1,500,000 at December 31, 1999 and 1998, respectively.

 Earnings per share

  Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options, which are calculated from the date of grant under the treasury stock method using the average market price for the period.

 Consolidated statement of cash flows

  Short-term investments, consisting principally of commercial paper and certificates of deposit which have a maturity of ninety days or less at date of purchase, are considered cash equivalents.

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Restricted cash

  In its capacity as an insurance broker, Gallagher collects premiums from insureds and, after deducting its commissions and/or fees, remits these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by Gallagher. Various state and foreign agencies that regulate insurance brokers provide specific requirements that limit the type of investments that may be made with such funds. Accordingly Gallagher invests these funds in cash, money market accounts, commercial paper and certificates of deposit. Gallagher earns interest income on these unremitted funds, which is reported as investment income and other in the accompanying consolidated statement of earnings.

  Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states and foreign jurisdictions in which Gallagher's subsidiaries operate. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance companies. Additionally, one of Gallagher's United Kingdom subsidiaries is required by Lloyd's of London to meet certain liquidity requirements.

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

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Securities designated as available for sale are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses, less related deferred income taxes, excluded from net earnings and reported as accumulated other comprehensive earnings or loss. Gains and losses are recognized in net earnings when realized using the specific identification method. The fair value for marketable securities is based on quoted market prices.

 Fixed assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheet. Furniture and equipment with a cost of $97,762,000 and $88,329,000 at December 31, 1999 and 1998, respectively, are depreciated using the straight-line method over the estimated useful lives (three to ten years) of the assets. Leasehold improvements with a cost of $14,588,000 and $12,039,000 at December 31, 1999 and 1998, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms. Gallagher periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

 Intangible assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expiration lists. The excess of cost over the value of net tangible assets is amortized over fifteen to forty years using the straight-line method. Non-compete agreements and expiration lists are amortized over three to ten years using the straight-line method. Accumulated amortization at December 31, 1999 and 1998 was $6,852,000 and $4,640,000, respectively. Amortization expense was $3,020,000, $1,062,000 and $1,061,000 for 1999, 1998 and 1997, respectively.
Gallagher periodically reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Stock based compensation

  Gallagher primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Gallagher accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for these stock options granted to employees.

 Per common share information

  In January 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on March 15, 2000 to shareholders of record as of March 1, 2000. As a result of this action, par value of the common stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts in the accompanying consolidated financial statements and notes thereto have been restated to give retroactive effect to the stock split for all periods presented. Accordingly, $18,420,000 in the aggregate was transferred to common stock from capital in excess of par value ($15,835,000) and retained earnings ($2,585,000) in the accompanying December 31, 1999 consolidated balance sheet.

 Effect of new pronouncements

  In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SFAS 133 to defer the effective date to fiscal years beginning after June 15, 2000. Because of Gallagher's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on Gallagher's consolidated operating results or financial position.

  In 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, Gallagher expensed all costs related to software developed or obtained for internal use as incurred. The effect of adopting SOP 98-1 was not material to Gallagher's consolidated operating results or financial position.

2. Business Combinations

  In 1999, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock: Goodman Insurance Agency, Inc., 315,000 shares; Dodson-Bateman & Company, 295,000 shares; Associated Risk Managers of California, Insurance Producers, dba ARM of California, 198,000 shares; and Sternfels Insurance Agency, Inc., 96,000 shares. In addition, Gallagher acquired substantially all of the net assets of the following benefit consulting firms in 1999 in exchange for its common stock: Group Benefit Concepts, Inc., 91,000 shares; and Stanley E. Clarke & Associates, Inc., 61,000 shares. In 1998, Gallagher acquired substantially all of the net assets of twelve insurance brokerage firms and one benefits consulting company in exchange for 1,362,000 shares of its common stock. These acquisitions were accounted for as poolings of interests and, except for six of the 1998 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations--(Continued)

  The following summarizes the restatement of the 1998 and 1997 consolidated financial statements to reflect the operations of the 1999 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
1998                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $544,432      $ 15,215 $559,647
Net earnings..................................    56,642         1,495   58,137
Net earnings per common share.................      1.61           --      1.61
Net earnings per common and common equivalent
 share........................................      1.54           --      1.54

1997
----
Total revenues................................  $511,917      $ 12,687 $524,604
Net earnings..................................    55,585         1,996   57,581
Net earnings per common share.................      1.63           .01     1.64
Net earnings per common and common equivalent
 share........................................      1.58           .01     1.59

  In 1999, Gallagher acquired substantially all of the net assets of R.W. Thom & Company, Inc., an insurance brokerage firm, in exchange for a cash payment of $250,000. This acquisition was accounted for as a purchase. In 1998, Gallagher acquired substantially all of the net assets of three insurance brokerage firms in exchange for initial cash payments of $1,920,000 and contingent notes payable of $1,600,000. These acquisitions were also accounted for as purchases. These purchase acquisitions were not material to either the 1999 or 1998 consolidated financial statements.

3. Investments

  The following is a summary of marketable securities--available for sale (in thousands):

                                         Cost or    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
December 31, 1999                         Cost       Gains     Losses    Value
-----------------                       --------- ---------- ---------- --------
Preferred stocks....................... $  15,583   $    225   $  1,997 $ 13,811
Common stocks..........................     4,975         37      2,567    2,445
Fixed maturities.......................     4,164         26        172    4,018
                                        --------- ---------- ---------- --------
                                        $  24,722   $    288   $  4,736 $ 20,274
                                        ========= ========== ========== ========
December 31, 1998
-----------------
Preferred stocks....................... $  14,488   $    528   $    646 $ 14,370
Common stocks..........................     4,735         57      1,218    3,574
Fixed maturities.......................     2,161         71         87    2,145
                                        --------- ---------- ---------- --------
                                        $  21,384   $    656   $  1,951 $ 20,089
                                        ========= ========== ========== ========

  The gross realized gains on sales of marketable securities totaled $1,579,000, $3,054,000, and $2,257,000 for 1999, 1998 and 1997, respectively.
The gross realized losses totaled $1,051,000, $1,179,000, and $346,000 for 1999, 1998 and 1997, respectively.

                           ARTHUR J. GALLAGHER & CO.

3. Investments--(Continued)

  The cost or amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are as follows (in thousands):

                                                              Cost or
                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
Due in 2000................................................. $    132  $    130
Due in 2001 through 2004....................................    1,556     1,507
Due in 2005 through 2009....................................      115       113
Due in 2010 and thereafter..................................    2,361     2,268
                                                             --------- --------
                                                             $  4,164  $  4,018
                                                             ========= ========

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The following is a summary of deferred income taxes and other noncurrent assets (in thousands):

                                                                December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------- --------
Tax advantaged investments.................................. $ 61,357  $ 51,400
Assets related to equity investments........................   25,013    20,276
Real estate partnerships....................................   13,332    10,732
Notes receivable from investees.............................   37,206    33,335
Noncurrent deferred income taxes............................   21,625    21,669
Other investments...........................................   10,087     9,466
Deferred compensation plan assets...........................    2,419       --
Other.......................................................    2,847     4,604
                                                             --------- --------
                                                             $173,886  $151,482
                                                             ========= ========

  Tax advantaged investments represent amounts invested by Gallagher in limited partnerships that operate qualified affordable housing or alternative energy projects. Gallagher receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. The tax advantaged investments are primarily accounted for using the effective yield method and are carried at amortized cost in the consolidated balance sheet. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. During 1999 and 1998, Gallagher received tax benefits related to $37,180,000 and $20,159,000 of the aggregate amount invested in the tax advantaged investments at December 31, 1999 and 1998, respectively. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns 10,000 acres of land to be developed near Orlando, Florida. Investments in real estate partnerships are carried at cost in the consolidated balance sheet, which approximated fair value at December 31, 1999 and 1998. Notes receivable from investees represent secured loans made by Gallagher to several of its equity and limited partnership investments. Interest rates on the loans at December 31, 1999 and 1998 ranged from 6% to 10.5%. The carrying value of these loans at December 31, 1999 and 1998 approximated fair value.

                           ARTHUR J. GALLAGHER & CO.

3. Investments--(Continued)

  Significant components of investment income and other, including non-recurring gains, are as follows (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1999    1998     1997
                                                       ------- -------  -------
Interest.............................................. $15,889 $11,577  $14,754
Dividends.............................................   2,345   2,809    3,814
Net realized and unrealized gains.....................   6,011   4,144    4,938
Other income..........................................   1,982   1,187    1,155
Income (loss) from equity investments.................   2,058    (745)     269
Non-recurring gains...................................     --      --     8,993
                                                       ------- -------  -------
Total investment income and other..................... $28,285 $18,972  $33,923
                                                       ======= =======  =======

  The net change in unrealized gain (loss) on investment strategies included in the foregoing table amounted to $889,000 in 1999, ($611,000) in 1998 and ($1,813,000) in 1997. In 1999, Gallagher sold a portion of its interests in limited partnerships that operate qualified affordable housing projects for cash proceeds of $6,264,000. The gain recognized in 1999 on this sale of limited partnership interests was $3,015,000, which has been included in net realized and unrealized gains in the foregoing table. In 1997, Gallagher sold several underperforming or geographically undesirable operations and recorded aggregate gains on these sales of $7,203,000. The gains on these sales of operations have been reported as non-recurring gains. The net assets sold and the operating results included in the consolidated statement of earnings related to these operations were not material to the consolidated financial statements. Also in 1997, Gallagher recorded a gain on a real estate transaction of $1,790,000, which has also been reported as a non-recurring gain.

  The components of other comprehensive earnings, including the related income tax effects, consist of the following (in thousands):

                                                     Years Ended December 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     -------  -------  ------
Change in unrealized gain (loss) on available for
 sale securities during the year, net of income
 taxes of ($1,251), ($844) and $872, respectively..  $(1,877) $(1,267) $1,308
Reclassification adjustment for gains realized in
 net earnings during the year, net of income
 taxes of ($10), ($778) and ($360), respectively...      (15)  (1,168)   (539)
                                                     -------  -------  ------
Net change in unrealized gain (loss) on available
 for sale securities during the year, net of income
 taxes of ($1,261), ($1,622) and $512,
 respectively......................................  $(1,892) $(2,435) $  769
                                                     =======  =======  ======

4. Credit Agreements

  Gallagher maintains a $20,000,000 variable rate (based on LIBOR plus .4%) unsecured revolving credit agreement which expires on June 30, 2001. As of December 31, 1999 and 1998, there were no borrowings outstanding under this agreement. Terms of the revolving credit agreement include various covenants which require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants as of December 31, 1999 and 1998.

  Gallagher also has three variable rate line of credit facilities which total $45,000,000 in the aggregate and expire on April 30, 2000. Short-term borrowings under these facilities totaled $15,000,000 at December 31, 1999 and 1998. The weighted average interest rate on the short-term borrowings were 6.1% and 5.9% during 1999 and 1998, respectively.

                           ARTHUR J. GALLAGHER & CO.

5. Capital Stock and Stockholders' Rights Plan

 Capital Stock

  The table below summarizes certain information about Gallagher's capital stock at December 31, 1999 and 1998 (in thousands, except per share data):

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

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, are outstanding on each share of outstanding common stock. The Rights Plan was amended in 1996 to extend the expiration of the Rights to May 12, 2007. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $50. The Rights become exercisable and transferable after a public announcement that a person or group (as defined) has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If Gallagher is acquired in a merger or business combination, each Right exercised gives the holder the right to purchase $100 of market value of common stock of the surviving company for the $50 exercise price. The Rights may be redeemed by Gallagher at $.025 per Right at any time prior to the public announcement of the acquisition of 20% of the common stock.

6. Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Net earnings........................................  $ 67,753 $ 58,137 $ 57,581
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    36,602   36,140   35,116
Dilutive effect of stock options using the treasury
 stock method.......................................     1,964    1,608    1,168
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    38,566   37,748   36,284
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.85 $   1.61 $   1.64
Net earnings per common and common equivalent share.      1.76     1.54     1.59

  Options to purchase 20,000, 40,000 and 1,288,000 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective year and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7. Stock Option Plans

  Gallagher has incentive and nonqualified stock option plans for officers and key employees of Gallagher and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant. Options granted under the nonqualified plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement. Options expire ten years from the date of grant, or earlier in the event of termination of the employee.

                           ARTHUR J. GALLAGHER & CO.

7. Stock Option Plans--(Continued)

  In addition, Gallagher has a non-employee directors' stock option plan which currently authorizes 400,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of the directors' annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

  Gallagher also has an incentive stock option plan for its officers and key employees resident in the United Kingdom. The United Kingdom plan is essentially the same as Gallagher's domestic employee stock option plans, with certain modifications to comply with United Kingdom law and to provide potentially favorable tax treatment for grantees resident in the United Kingdom.

  All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher. A change in control of Gallagher is defined as the acquisition by a person (or entity) of the beneficial ownership of 50% or more of Gallagher's common stock; the cessation, for any reason, of a majority of directors of Gallagher to serve as directors during any two year period; or the approval by the stockholders of Gallagher of the sale of substantially all of the assets of Gallagher.

  Gallagher accounts for stock option grants in accordance with APB 25 and, accordingly, recognizes no compensation expense for stock options that are granted to employees at the fair value of the underlying shares at the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma information regarding net earnings and net earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for Gallagher's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net earnings and net earnings per share would have been as follows (in thousands, except per share data):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
Pro forma net earnings.............................. $ 66,278 $ 57,085 $ 56,690
Pro forma net earnings per common share.............     1.81     1.58     1.61
Pro forma net earnings per common and common
 equivalent share...................................     1.74     1.53     1.58

  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
Dividend yield......................................     3.1%     3.1%     3.0%
Risk-free interest rate.............................     6.6%     4.9%     5.7%
Volatility..........................................    22.9%    24.1%    23.9%
Expected life (years)...............................     8.0      8.0      8.0

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                           ARTHUR J. GALLAGHER & CO.

7. Stock Option Plans--(Continued)

require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

  The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

  The following is a summary of all of Gallagher's stock option activity and related information (in thousands, except exercise price data):

                                       Years Ended December 31,
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                          Shares   Average  Shares   Average  Shares   Average
                           Under   Exercise  Under   Exercise  Under   Exercise
                          Option    Price   Option    Price   Option    Price
                          ------   -------- ------   -------- ------   --------
Beginning balance........  8,922    $15.26   8,654    $14.13   9,820    $13.59
Granted..................    472     24.87   1,522     18.96     298     16.59
Exercised................ (1,256)    12.71  (1,176)    11.60  (1,114)     9.85
Canceled.................   (238)    16.92     (78)    16.42    (350)    14.72
                          ------   -------  ------   -------  ------   -------
Ending balance...........  7,900    $16.10   8,922    $15.26   8,654    $14.13
                          ======   =======  ======   =======  ======   =======
Exercisable at end of
 year....................  3,368             3,486             3,560
                          ======            ======            ======

  Options with respect to 2,422,000 shares were available for grant at December 31, 1999.

  Other information regarding stock options outstanding and exercisable at December 31, 1999 is summarized as follows (in thousands, except exercise price data):

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average              Average
Range of Exercise Prices    Number       Life     Exercise   Number    Exercise
------------------------  Outstanding (in years)   Price   Exercisable  Price
                          ----------- ----------- -------- ----------- --------
$  .50 - $14.63..........     2,410        2.87     $12.02     1,468     $11.72
 15.00 -  16.88..........     2,504        4.94      16.34     1,216      16.43
 17.13 -  18.50..........     2,314        7.17      17.95       628      17.66
 18.63 -  27.47..........       672        9.06      23.52        56      20.99
                           --------    --------   --------  --------   --------
$  .50 - $27.47..........     7,900        5.31     $16.10     3,368     $14.68
                           ========    ========   ========  ========   ========

8. Retirement Plans

  Gallagher has a noncontributory defined benefit pension plan which covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. Plan assets consist primarily of common stocks and bonds invested under the terms of a group annuity contract managed by a life insurance company.

                           ARTHUR J. GALLAGHER & CO.

8. Retirement Plans--(Continued)

  Gallagher accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions." The difference between the present value of the pension benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in thousands):


                                                            Years Ended December 31,
                                                            ------------------------
                                                              1999           1998
                                                            --------       --------
Change in pension benefit obligation:
Pension benefit obligation at beginning of year............ $ 65,314       $ 63,747
Service cost...............................................    7,058          7,355
Interest cost..............................................    5,176          4,560
Net actuarial (gain) loss..................................    4,355         (9,141)
Benefits paid..............................................   (1,175)        (1,207)
                                                            --------       --------
Pension benefit obligation at end of year..................   80,728         65,314
                                                            --------       --------
Change in plan assets:
Fair value of plan assets at beginning of year.............   55,053         45,560
Actual return on plan assets...............................    9,270          5,832
Company contributions......................................      --           4,868
Benefits paid..............................................   (1,175)        (1,207)
                                                            --------       --------
Fair value of plan assets at end of year...................   63,148         55,053
                                                            --------       --------
Funded status of the plan (underfunded)....................  (17,580)       (10,261)
Unrecognized net actuarial gain............................  (13,252)       (13,433)
Unrecognized prior service cost............................      992          1,102
Unrecognized transition obligation.........................      387            443
                                                            --------       --------
Accrued pension benefit cost............................... $(29,453)      $(22,149)
                                                            ========       ========

  The components of the net periodic pension benefit cost for the plan consists of the following (in thousands):

                                                       Years Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Service cost--benefits earned during the year........ $ 7,058  $ 7,355  $ 7,046
Interest cost on benefit obligation..................   5,176    4,560    3,985
Expected return on plan assets.......................  (4,897)  (4,168)  (3,550)
Recognized net actuarial gain........................    (199)     --       --
Amortization of prior service cost...................     110      110      110
Amortization of transition obligation................      56       56       56
Other................................................      26       26       26
                                                      -------  -------  -------
Net periodic pension benefit cost.................... $ 7,330  $ 7,939  $ 7,673
                                                      =======  =======  =======

                           ARTHUR J. GALLAGHER & CO.

8. Retirement Plans--(Continued)

  The following assumptions were used in determining the plan's pension benefit obligation for 1999, 1998 and 1997:

Discount rate.............................................................. 7.5%
Rate of increase in future compensation levels............................. 6.5%
Expected long-term rate of return on assets................................ 9.0%

  Gallagher has a qualified contributory savings and thrift (401(k)) plan covering the majority of its employees. Gallagher matching contributions (up to a maximum of 2% of eligible compensation) are at the discretion of Gallagher's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. Gallagher contributed $3,257,000, $3,263,000 and $3,190,000 in 1999, 1998 and 1997, respectively. Effective January 1, 1999, Gallagher implemented a nonqualified deferred compensation plan for certain employees, who due to Internal Revenue Service rules, cannot take full advantage of the Gallagher matching contributions under the savings and thrift plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement. Gallagher matching contributions to this plan are also at the discretion of Gallagher's Board of Directors. Gallagher contributed $236,000 to the plan in 1999. The fair value of the plan's assets as of December 31, 1999, including employee contributions and investment earnings thereon, was $2,419,000 and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

  Gallagher also has a foreign defined contribution plan which provides for basic contributions by Gallagher and voluntary contributions by employees resident in the United Kingdom which are matched 100% by Gallagher, up to a maximum of 5% of eligible compensation. Net expense (income) for foreign retirement plans amounted to $2,253,000 in 1999, $3,128,000 in 1998 and ($2,922,000) in 1997. In 1997, Gallagher settled a foreign defined benefit plan and enrolled the participants into the foreign defined contribution plan. At the time of the settlement of the foreign plan, there was a surplus of plan assets in excess of benefit obligations. Previously vested benefits of the plan participants were settled by the purchase of annuity policies with a life insurance company. As a result of the defined benefit plan settlement, Gallagher recognized a $4,830,000 gain in 1997 which was recorded as a reduction of salaries and employee benefits expense.

9. Postretirement Benefits Other Than Pensions

  In 1992, Gallagher amended its health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually and is funded on a pay-as-you-go basis.

                           ARTHUR J. GALLAGHER & CO.

9. Postretirement Benefits Other Than Pensions--(Continued)

  A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in thousands):

                                                     Years Ended December 31,
                                                     -------------------------
                                                        1999          1998
                                                     ------------ ------------
Change in postretirement benefit obligation:
Postretirement benefit obligation at beginning of
 year............................................... $    11,277  $     11,280
Service cost........................................         --            --
Interest cost.......................................         563           803
Net actuarial gain..................................      (3,622)         (346)
Benefits paid.......................................        (335)         (460)
                                                     -----------  ------------
Postretirement benefit obligation at end of year....       7,883        11,277
Fair value of plan assets at beginning and end of
 year...............................................         --            --
                                                     -----------  ------------
Funded status of the plan (underfunded).............      (7,883)      (11,277)
Unrecognized net actuarial gain.....................      (4,444)       (1,075)
Unrecognized prior service cost.....................         --            --
Unrecognized transition obligation..................       6,652         7,164
                                                     -----------  ------------
Accrued postretirement benefit cost................. $    (5,675) $     (5,188)
                                                     ===========  ============

  The components of the net periodic postretirement benefit cost include the following (in thousands):

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------- -------
Service cost--benefits earned during the year........ $   --   $   --  $   --
Interest cost on benefit obligation..................     563      803     763
Amortization of transition obligation................     512      512     512
Amortization of net actuarial gain...................    (253)     --      (89)
                                                      -------  ------- -------
Net periodic postretirement benefit cost............. $   822  $ 1,315 $ 1,186
                                                      =======  ======= =======

  The discount rate used to measure the postretirement benefit obligation was 7.5% at December 31, 1999, 1998 and 1997. The transition obligation is being amortized over a 20 year period. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. This rate was assumed to gradually scale down to 4.5% for 2009 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported and disclosed herein. A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                      One Percentage Point
                                                      -----------------------
                                                      Increase    (Decrease)
                                                      ----------  -----------
Effect on the net periodic postretirement benefit
 cost in 1999........................................ $       65   $      (56)
Effect on the postretirement benefit obligation at
 December 31, 1999...................................        930         (799)

10. Commitments and Contingencies

  Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher's consolidated financial position or operating results.

                           ARTHUR J. GALLAGHER & CO.

10. Commitments and Contingencies--(Continued)

  Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

  Minimum aggregate rental commitments at December 31, 1999 under noncancelable operating leases having an initial term of more than one year are as follows (in thousands):

                                                                        Total
                                                                       --------
2000.................................................................. $ 30,840
2001..................................................................   25,548
2002..................................................................   21,769
2003..................................................................   17,584
2004..................................................................   13,189
Subsequent years......................................................   36,494
                                                                       --------
                                                                       $145,424
                                                                       ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $37,308,000 in 1999, $32,562,000 in 1998 and $31,442,000 in 1997.

  At December 31, 1999, Gallagher has contingently committed to invest an additional $7,200,000 related to two letter of credit arrangements with one of its equity investments. In addition, Gallagher has guaranteed an aggregate $14,600,000 of funds through letters of credit or other arrangements related to several investments and insurance programs of Gallagher.

11. Income Taxes

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                     Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Earnings before income taxes:
 Domestic........................................... $ 99,261  $81,007  $79,225
 Foreign, principally United Kingdom and Bermuda....    4,974    5,270    6,457
                                                     --------  -------  -------
                                                     $104,235  $86,277  $85,682
                                                     ========  =======  =======
Provision for income taxes:
 Federal:
  Current........................................... $ 31,763  $27,360  $30,764
  Deferred..........................................   (1,301)  (6,999) (10,204)
                                                     --------  -------  -------
                                                       30,462   20,361   20,560
                                                     --------  -------  -------
 State and local:
  Current...........................................    5,790    7,097    6,355
  Deferred..........................................     (186)  (1,007)  (1,469)
                                                     --------  -------  -------
                                                        5,604    6,090    4,886
                                                     --------  -------  -------
 Foreign:
  Current...........................................    1,196    2,629    1,318
  Deferred..........................................     (780)    (940)   1,337
                                                     --------  -------  -------
                                                          416    1,689    2,655
                                                     --------  -------  -------
Total provision for income taxes.................... $ 36,482  $28,140  $28,101
                                                     ========  =======  =======

                           ARTHUR J. GALLAGHER & CO.

11. Income Taxes--(Continued)

  A reconciliation of the provision for income taxes with the United States federal income tax rate is as follows (in thousands):

                                       Years Ended December 31,
                             -------------------------------------------------
                                  1999             1998             1997
                             ---------------  ---------------  ---------------
                                       % of             % of             % of
                                      Pretax           Pretax           Pretax
                             Amount   Income  Amount   Income  Amount   Income
                             -------  ------  -------  ------  -------  ------
Federal statutory rate...... $36,482    35.0  $30,197    35.0  $29,989    35.0
State income taxes--net of
 federal....................   3,967     3.8    3,731     4.3    2,925     3.4
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners............    (200)   (0.2)    (509)   (0.6)     (84)   (0.1)
Foreign taxes...............    (712)   (0.7)     349     0.4      592     0.7
Affordable housing and
 alternative energy tax
 credits....................  (4,990)   (4.8)  (4,866)   (5.6)  (2,697)   (3.1)
Other--net..................   1,935     1.9     (762)   (0.9)  (2,624)   (3.1)
                             -------  ------  -------  ------  -------  ------
Provision for income taxes.. $36,482    35.0  $28,140    32.6  $28,101    32.8
                             =======  ======  =======  ======  =======  ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gallagher's deferred tax liabilities and assets are as follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
Deferred tax liabilities:
 Investment related partnerships................................ $ 2,808 $   672
 Other..........................................................   1,816   2,315
                                                                 ------- -------
  Deferred tax liabilities......................................   4,624   2,987
                                                                 ------- -------
Deferred tax assets:
 Accrued and unfunded compensation and employee benefits........  21,359  20,706
 Accrued liabilities............................................  10,978  13,305
 Unrealized investment loss.....................................   1,779     518
 Other..........................................................   3,517   2,196
                                                                 ------- -------
  Total deferred tax assets.....................................  37,633  36,725
  Valuation allowance for deferred tax assets...................     --      --
                                                                 ------- -------
  Deferred tax assets...........................................  37,633  36,725
                                                                 ------- -------
Net deferred tax assets......................................... $33,009 $33,738
                                                                 ======= =======

  During the period from 1994 to 1996, Gallagher provided for United States income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the United States federal income tax laws effective in 1997, Gallagher no longer provides for United States income taxes on the undistributed earnings ($22,000,000 at December 31, 1999) of certain foreign subsidiaries which are considered permanently invested outside of the United States. The amount of unrecognized deferred tax liability on these undistributed earnings is $5,500,000 at December 31, 1999.

                           ARTHUR J. GALLAGHER & CO.

12. Quarterly Operating Results (unaudited)

  Quarterly operating results for 1999 and 1998 were as follows (in thousands, except per share data):

                                              1st      2nd      3rd      4th
                                            -------- -------- -------- --------
1999
----
Total revenues............................. $136,453 $141,671 $159,872 $167,840
Earnings before income taxes...............   20,706   19,551   35,600   28,378
Net earnings...............................   13,560   12,809   23,108   18,276
Net earnings per common share..............      .37      .35      .63      .50
Net earnings per common and common
 equivalent share..........................      .35      .33      .60      .47
1998
----
Total revenues............................. $129,810 $128,755 $148,281 $152,801
Earnings before income taxes...............   18,043   14,890   29,563   23,781
Net earnings...............................   12,157   10,093   20,261   15,626
Net earnings per common share..............      .34      .28      .56      .43
Net earnings per common and common
 equivalent share..........................      .33      .27      .53      .41

13. Segment Information

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for Gallagher's clients. Financial Services includes alternative investment strategies and tax advantaged investments. It manages Gallagher's own investment portfolio while expanding these services in conjunction with the insurance products Gallagher markets. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

                           ARTHUR J. GALLAGHER & CO.

13. Segment Information--(Continued)


  Allocations of investment income and certain expenses are based on assumptions and estimates, and reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Financial information relating to Gallagher's operating segments for 1999, 1998 and 1997 is as follows (in thousands):

                                                     Insurance     Risk
                                                     Brokerage  Management  Financial
                                                     Services    Services   Services  Corporate   Total
                                                     ---------  ----------  --------- ---------  --------
Year Ended December 31, 1999
----------------------------
Revenues:
  Commissions....................................... $342,922   $     --    $    --   $    --    $342,922
  Fees..............................................   47,035     187,594        --        --     234,629
  Investment income and other.......................    7,734         769     19,782       --      28,285
                                                     --------   ---------   --------  --------   --------
    Total revenues.................................. $397,691   $ 188,363   $ 19,782  $    --    $605,836
                                                     ========   =========   ========  ========   ========
Earnings (loss) before income taxes................. $ 75,412   $  22,346   $ 12,330  $ (5,853)  $104,235
Provision for income taxes..........................      --          --         --     36,482     36,482
                                                     --------   ---------   --------  --------   --------
    Net earnings (loss)............................. $ 75,412   $  22,346   $ 12,330  $(42,335)  $ 67,753
                                                     ========   =========   ========  ========   ========
Income from equity investments...................... $    727   $     --    $  1,331  $    --    $  2,058
Depreciation and amortization expense...............    9,614       4,553        --      1,133     15,300
Interest expense....................................      114         159        226       683      1,182
Net foreign exchange gain (loss)....................      (83)        (37)       --         28        (92)
                                                     ----------------------------------------------------
Revenues:
  United States..................................... $364,506   $ 174,419   $ 17,954  $    --    $556,879
  Foreign, principally United Kingdom and Bermuda...   33,185      13,944      1,828       --      48,957
                                                     --------   ---------   --------  --------   --------
    Total revenues.................................. $397,691   $ 188,363   $ 19,782  $    --    $605,836
                                                     ========   =========   ========  ========   ========

At December 31, 1999
--------------------
Identifiable assets:
  United States..................................... $347,053   $  36,498   $232,652  $ 52,358   $668,561
  Foreign, principally United Kingdom and Bermuda...  198,768      10,466      6,351       --     215,585
                                                     --------   ---------   --------  --------   --------
    Total identifiable assets....................... $545,821   $  46,964   $239,003  $ 52,358   $884,146
                                                     ========   =========   ========  ========   ========
  Identifiable assets related to equity investments. $    629   $     --    $ 24,384  $    --    $ 25,013

                           ARTHUR J. GALLAGHER & CO.

13. Segment Information--(Continued)


                               Insurance     Risk
                               Brokerage  Management  Financial
                               Services    Services   Services   Corporate    Total
                               ---------  ----------  ---------  ---------  ---------
Year Ended December 31, 1998
----------------------------
Revenues:
  Commissions................  $328,177   $     467   $     --   $     --   $ 328,644
  Fees.......................    44,654     167,377         --         --     212,031
  Investment income and
   other.....................     8,815         996       9,161        --      18,972
                               --------   ---------   ---------  ---------  ---------
    Total revenues...........  $381,646   $ 168,840   $   9,161  $     --   $ 559,647
                               ========   =========   =========  =========  =========
Earnings (loss) before income
 taxes.......................  $ 70,026   $  15,584   $   5,103  $  (4,436) $  86,277
Provision for income taxes...       --          --          --      28,140     28,140
                               --------   ---------   ---------  ---------  ---------
    Net earnings (loss)......  $ 70,026   $  15,584   $   5,103  $ (32,576) $  58,137
                               ========   =========   =========  =========  =========
Income (loss) from equity
 investments.................  $    215   $     --    $    (960) $     --   $    (745)
Depreciation and amortization
 expense.....................     8,093       3,732         --         318     12,143
Interest expense.............       237          88          11      1,054      1,390
Net foreign exchange gain
 (loss)......................      (176)        126         --           2        (48)
                               ------------------------------------------------------
Revenues:
  United States..............  $349,316   $ 156,832   $   8,735  $     --   $ 514,883
  Foreign, principally United
   Kingdom and Bermuda.......    32,330      12,008         426        --      44,764
                               --------   ---------   ---------  ---------  ---------
    Total revenues...........  $381,646   $ 168,840   $   9,161  $     --   $ 559,647
                               ========   =========   =========  =========  =========
At December 31, 1998
--------------------
Identifiable assets:
  United States..............  $309,794   $  33,950   $ 195,302  $  52,935  $ 591,981
  Foreign, principally United
   Kingdom and Bermuda.......   156,442       7,373       4,642        --     168,457
                               --------   ---------   ---------  ---------  ---------
    Total identifiable
     assets..................  $466,236   $  41,323   $ 199,944  $  52,935  $ 760,438
                               ========   =========   =========  =========  =========
  Identifiable assets related
   to equity investments.....  $   (120)  $     --    $  20,396  $     --   $  20,276
Year Ended December 31, 1997
----------------------------
Revenues:
  Commissions................  $305,344   $     381   $     --   $     --   $ 305,725
  Fees.......................    43,553     141,403         --         --     184,956
  Investment income and
   other.....................     9,032         977      14,921        --      24,930
  Non-recurring gains........       --          --        8,993        --       8,993
                               --------   ---------   ---------  ---------  ---------
    Total revenues...........  $357,929   $ 142,761   $  23,914  $     --   $ 524,604
                               ========   =========   =========  =========  =========
Earnings (loss) before income
 taxes.......................  $ 60,318   $  10,480   $  22,048  $  (7,164) $  85,682
Provision for income taxes...       --          --          --      28,101     28,101
                               --------   ---------   ---------  ---------  ---------
    Net earnings (loss)......  $ 60,318   $  10,480   $  22,048  $ (35,265) $  57,581
                               ========   =========   =========  =========  =========
Income (loss) from equity
 investments.................  $   (154)  $     --    $     423  $     --   $     269
Depreciation and amortization
 expense.....................     7,896       3,425         --         311     11,632
Interest expense.............       292          69         561        210      1,132
Net foreign exchange gain
 (loss)......................        75          (1)        --         --          74
                               ------------------------------------------------------
Revenues:
  United States..............  $327,948   $ 136,964   $  21,526  $     --   $ 486,438
  Foreign, principally United
   Kingdom and Bermuda.......    29,981       5,797       2,388        --      38,166
                               --------   ---------   ---------  ---------  ---------
    Total revenues...........  $357,929   $ 142,761   $  23,914  $     --   $ 524,604
                               ========   =========   =========  =========  =========
At December 31, 1997
--------------------
Identifiable assets:
  United States..............  $259,807   $  29,362   $ 168,907  $  56,015  $ 514,091
  Foreign, principally United
   Kingdom and Bermuda.......   148,727       5,054       4,563        --     158,344
                               --------   ---------   ---------  ---------  ---------
    Total identifiable
     assets..................  $408,534   $  34,416   $ 173,470  $  56,015  $ 672,435
                               ========   =========   =========  =========  =========
  Identifiable assets related
   to equity investments.....  $   (627)  $     --    $  16,603  $     --   $  15,976

                              MANAGEMENT'S REPORT

  The management of Arthur J. Gallagher & Co. (Gallagher) is responsible for the preparation and integrity of the consolidated financial statements and the related financial comments appearing in this annual report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include certain amounts based on management's best estimates and judgments. Other financial information presented in this annual report is consistent with the consolidated financial statements.

  Gallagher maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are recorded and reported properly. This system of controls is based on written policies and procedures, appropriate divisions of responsibility and authority, careful selection and training of personnel and the utilization of an internal audit function. Policies and procedures prescribe that Gallagher and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.

  Ernst & Young LLP, independent auditors, has audited Gallagher's consolidated financial statements and their report is presented herein.

  The Board of Directors has an Audit Committee composed entirely of outside directors. Ernst & Young LLP has direct access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

                                          Arthur J. Gallagher & Co.

Itasca, Illinois
January 20, 2000

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                          Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Gallagher's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
January 20, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors and nominees for directors of Gallagher is included under the caption entitled "Election of Directors" in the Proxy Statement dated March 30, 2000 and is incorporated herein by reference.

Item 11. Executive Compensation.

  Information regarding executive compensation of Gallagher's directors and executive officers is included in the Proxy Statement dated March 30, 2000 under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled "Principal Holders of Securities" in the Proxy Statement dated March 30, 2000 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statement of Earnings for each of the three years in the period ended December 31, 1999.

      (b) Consolidated Balance Sheet as of December 31, 1999 and 1998.

      (c) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1999.

      (d) Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1999.

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

    3. Exhibits:

        3.1     Restated Certificate of Incorporation of Gallagher
                (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

        3.2 By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                No. 33-10447).
        3.3     Rights Agreement between Gallagher and Bank of America Illinois
                (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher's Form 8-A Registration Statement filed May 12, 1987,
                File No. 0-13480).
        3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago), Harris Trust and
                Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-8 Registration
                Statement No. 33-38031).
        3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly
                Report for the quarterly period ended June 30, 1996, File No.
                1-9761).
        4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits
                3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
     **10.1 Arthur J. Gallagher & Co. Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to the same exhibit number to Gallagher's Form S-1
                Registration Statement No. 2-89195).
     **10.1.1 Amendment No. 1 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3 to Gallagher's Form S-8 Registration
                Statement No. 33-604).
     **10.1.2 Amendment No. 2 to Exhibit No. 10.1 (incorporated by reference to Exhibit No. 10.3.1 to Gallagher's Form S-8 Registration
                Statement No. 33-14625).
     **10.25    Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option
                Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.26    Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan,
                Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.27    Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan,
                Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
     **10.28    Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                Option Plan, Amended and restated as of January 22, 1998
                (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       10.5     Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1989,
                File No. 1-9761).
       10.6     $20.0 million Credit Agreement dated February 16, 1993
                (incorporated by reference to Exhibit No. 4.4 to Gallagher's
                Form 10-K Annual Report for 1992, File No. 1-9761).
       10.7     Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                to Bank of America Illinois (formerly Continental Illinois
                National Bank and Trust Company of Chicago) regarding Common
                Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement No. 2-
                89195).

       10.71    Amendment to Exhibit No. 10.7 dated September 11, 1985
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 1985, File No.
                0-13480).
     **10.10    Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement No. 2-89195).
     **10.11    Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to
                Attachment A to the Gallagher's Proxy Statement dated April 10,
                1987 for its Annual Meeting of Stockholders, File No.
                0-13480).
     **10.13    Arthur J. Gallagher & Co. Stock Option Agreements dated May 10,
                1988 between Gallagher and each of Robert H. B. Baldwin, Jack
                M. Greenberg and James R. Wimmer (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1988, File No. 1-9761).
     **10.14    Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for
                1998, File No. 1-9761).
      *10.15    Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan.
      *21.0     Subsidiaries of Gallagher, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
      *23.1     Consent of Ernst & Young LLP, as independent auditors.
      *24.0     Powers of Attorney.
      *27.0     Financial Data Schedule.

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

  (b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2000.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 22nd day of March, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

                   Name                                        Title
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Jack H. Lazzaro               Vice President--Finance (Chief Accounting
___________________________________________   Officer)
              Jack H. Lazzaro
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
            *Peter J. Durkalski             Director
  _________________________________________
            Peter J. Durkalski
             *Ilene S. Gordon               Director
  _________________________________________
              Ilene S. Gordon
            *Jack M. Greenberg              Director
___________________________________________
             Jack M. Greenberg
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
               *Robert Ripp                 Director
___________________________________________
                Robert Ripp
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

       /s/ John C. Rosengren
*By: ________________________________
   John C. Rosengren, Attorney-in-
                 Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance  Additions
                                         at      Charged                Balance
                                      Beginning    to                   at End
                                       of Year   Expense  Adjustments   of Year
                                      --------- --------- -----------   -------
                                                  (in thousands)
Year ended December 31, 1999
  Allowance for doubtful accounts....  $1,500    $ (567)    $   (28)(1) $  905
  Accumulated amortization of
   goodwill..........................   3,641     1,111        (850)(2)  3,902
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................     999     1,909          42 (3)  2,950
Year ended December 31, 1998
  Allowance for doubtful accounts....  $  860    $  238     $   402 (1) $1,500
  Accumulated amortization of
   goodwill..........................   3,394       397        (150)(2)  3,641
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   3,110       665      (2,776)(3)    999
Year ended December 31, 1997
  Allowance for doubtful accounts....  $  896    $  644     $  (680)(1) $  860
  Accumulated amortization of
   goodwill..........................   3,429       243        (278)(2)  3,394
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   3,314       818      (1,022)(3)  3,110

--------
(1) Bad debt write-offs net of recoveries.
(2) Reversal of fully amortized goodwill.
(3) Reversal of fully amortized non-compete agreements and expiration lists and intangible asset/amortization reclassifications.