Form 10-Q
period 2000-03-31
GALLAGHER ARTHUR J & CO
filed 2000-05-12
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
                                            --------------

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from________________________ to___________________________

Commission File Number 1-9761

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


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 2000 was 37,215,908.

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX

                                                                                  Page No.
Part I.   Financial Information:

          Item 1.   Financial Statements (Unaudited):

                    Consolidated Statement of Earnings for the three-month
                         period ended March 31, 2000 and 1999....................       3

                    Consolidated Balance Sheet at March 31, 2000 and
                         December 31, 1999.......................................       4

                    Consolidated Statement of Cash Flows for the three-month
                         period ended March 31, 2000 and 1999....................       5

                    Notes to Consolidated Financial Statements...................     6-8

          Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations...........    9-13

Part II.  Other Information:

          Item 6.   Exhibits and Reports on Form 8-K.............................      14

          Signatures.............................................................      15

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                     Three-month period ended
                                                            March 31,
                                                   2000                       1999
                                                 --------                   --------
                                                (in thousands, except per share data)
Operating Results

Revenues:
         Commissions                             $ 82,115                   $ 79,677
         Fees                                      64,167                     53,244
         Investment income and other                5,988                      4,687
                                                 --------                   --------
            Total revenues                        152,270                    137,608

Expenses:
         Salaries and employee benefits            82,066                     75,265
         Other operating expenses                  46,889                     41,718
                                                 --------                   --------
            Total expenses                        128,955                    116,983
                                                 --------                   --------

Earnings before income taxes                       23,315                     20,625

Provision for income taxes                          8,160                      7,149
                                                 --------                   --------

         Net earnings                            $ 15,155                   $ 13,476
                                                 ========                   ========

Net earnings per common share                    $    .41                   $    .37

Net earnings per common and
   common equivalent share                            .39                        .35

Dividends declared per common share                   .23                        .20


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                             March 31,      December 31,
                                                               2000            1999
                                                             --------        --------
                                                                   (in thousands)
          ASSETS

Current assets:
     Cash and cash equivalents                               $ 65,935        $ 62,457
     Restricted cash                                          113,161         108,867
     Premiums and fees receivable                             324,140         365,513
     Investment strategies - trading                           64,136          63,857
     Other                                                     37,324          44,303
                                                             --------        --------
          Total current assets                                604,696         644,997

Marketable securities - available for sale                     21,185          20,274
Deferred income taxes and other noncurrent assets             171,325         174,301

Fixed assets                                                  117,439         113,815
Accumulated depreciation and amortization                     (80,125)        (77,219)
                                                             --------        --------
          Net fixed assets                                     37,314          36,596

Intangible assets - net                                        14,031          11,213
                                                             --------        --------
                                                             $848,551        $887,381
                                                             ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Premiums payable to insurance companies                 $436,455        $468,598
     Accrued salaries and bonuses                              13,428          21,702
     Accounts payable and other accrued liabilities            93,705          91,715
     Unearned fees                                             17,175          15,537
     Income taxes payable                                       3,300           8,530
     Other                                                     16,233          22,200
                                                             --------        --------
          Total current liabilities                           580,296         628,282

Other noncurrent liabilities                                   16,631          16,061

Stockholders' equity:
     Common stock - issued and outstanding 37,216 shares
          in 2000 and 36,988 shares in 1999                    37,216          36,988
     Capital in excess of par value                             1,953               -
     Retained earnings                                        215,172         208,719
     Accumulated other comprehensive earnings (loss)           (2,717)         (2,669)
                                                             --------        --------
          Total stockholders' equity                          251,624         243,038
                                                             --------        --------
                                                             $848,551        $887,381
                                                             ========        ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three-month period ended
                                                                                         March 31,
                                                                                   2000            1999
                                                                                 --------        --------
                                                                                       (in thousands)
Cash flows from operating activities:
  Net earnings                                                                   $  15,155      $  13,476
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Net gain on investments and other                                              (286)           (63)
       Depreciation and amortization                                                 3,765          3,320
       Increase in restricted cash                                                  (4,294)        (8,909)
       Decrease in premiums receivable                                              46,061         37,218
       Decrease in premiums payable                                                (32,143)       (15,585)
       Increase in trading investments - net                                          (288)          (528)
       Decrease (increase) in other current assets                                   6,979         (4,433)
       Decrease in accrued salaries and bonuses                                     (8,274)       (10,099)
       Increase (decrease) in accounts payable and other accrued liabilities           239         (6,217)
       Decrease in income taxes payable                                             (5,230)        (7,141)
       Net change in deferred income taxes                                            (279)         1,416
       Other                                                                        12,586          5,160
                                                                                 ---------      ---------
         Net cash provided by operating activities                                  33,991          7,615
                                                                                 ---------      ---------

Cash flows from investing activities:
  Purchases of marketable securities                                                (8,610)       (13,604)
  Proceeds from sales of marketable securities                                       7,824         13,058
  Proceeds from maturities of marketable securities                                     89             68
  Net additions to fixed assets                                                     (4,021)        (4,337)
  Other                                                                            (16,005)        (5,473)
                                                                                 ---------      ---------
         Net cash used by investing activities                                     (20,723)       (10,288)
                                                                                 ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                             7,110          5,499
  Tax benefit from issuance of common stock                                          2,970          1,491
  Repurchases of common stock                                                       (7,364)       (11,530)
  Dividends paid                                                                    (7,368)        (6,176)
  Borrowings on line of credit facilities                                           20,000          5,000
  Repayments on line of credit facilities                                          (25,000)       (10,000)
  Equity transactions of pooled companies prior to dates of acquisition               (138)        (2,184)
                                                                                 ---------      ---------
         Net cash used by financing activities                                      (9,790)       (17,900)
                                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents                                 3,478        (20,573)
Cash and cash equivalents at beginning of period                                    62,457         66,311
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $  65,935      $  45,738
                                                                                 =========      =========

Supplemental disclosures of cash flow information:
  Interest paid                                                                  $     133      $     222
  Income taxes paid                                                                  6,980         10,699

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Nature of Operations and Basis of Presentation

     Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Gallagher operates in more than 200 offices throughout the United States and six countries abroad.

     The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1999 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's 1999 Annual Report on Form 10-K.

2.   Stock Split

     In January 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on March 15, 2000 to shareholders of record as of March 1, 2000. As a result of this action, par value of the common stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts appearing in this Quarterly Report on Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

3.   Business Combinations

     During the three-month period ended March 31, 2000, Gallagher acquired substantially all of the net assets of the following companies in exchange for its common stock: R. L. Youngdahl & Associates, Inc., 69,000 shares; Rebholz Insurance Agency, Inc., 42,000 shares; Towle Agency, Inc., 37,000 shares; and Powell Insurance Services, Inc., 19,000 shares. These acquisitions were accounted for as poolings of interests and, except for one of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

     The following summarizes the restatement of the 1999 consolidated financial statements to reflect the operations of the 2000 acquisitions (in thousands, except per share data):

                                           As       Attributable
     Three-month period                Previously    to Pooled
     ended March 31, 1999               Reported     Companies    As Restated
     --------------------               --------     ---------    -----------
     Total revenues                     $136,453      $1,155       $137,608
     Net earnings (loss)                  13,560         (84)        13,476
     Net earnings per common share           .37           -            .37
     Net earnings per common and
       common equivalent share               .35           -            .35

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

3.   Business Combinations (Continued)

     Effective February 29, 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. This acquisition was accounted for as a purchase, and was not material to the consolidated financial statements.

4.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                                                  Three-month period ended
                                                                                        March 31,
                                                                                      2000         1999
                                                                                    -------      -------
     Net earnings                                                                    $15,155     $13,476
                                                                                     =======     =======
     Weighted average number of common shares outstanding                             37,083      36,566
     Dilutive effect of stock options using the treasury stock method                  2,039       1,844
                                                                                     -------     -------
     Weighted average number of common and common equivalent shares outstanding       39,122      38,410
                                                                                     =======     =======

     Net earnings per common share                                                   $   .41     $   .37
     Net earnings per common and common equivalent share                                 .39         .35

     Options to purchase 10,000 and 66,000 shares of common stock were outstanding during the three-month period ended March 31, 2000 and 1999, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

5.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                                                      Three-month period ended
                                                                                             March 31,
                                                                                       2000             1999
                                                                                      -------          -------
     Net earnings                                                                     $15,155          $13,476
     Net change in unrealized loss on available for sale securities,
      net of income taxes of ($32) and ($158), respectively                               (48)            (236)
                                                                                      -------          -------
     Comprehensive earnings                                                           $15,107          $13,240
                                                                                      =======          =======
     Accumulated other comprehensive earnings (loss) at beginning of period
                                                                                      $(2,669)         $  (777)
     Net change in unrealized loss on available for sale securities,
      net of income taxes                                                                 (48)            (236)
                                                                                      --------         -------
     Accumulated other comprehensive earnings (loss) at end of period                 $(2,717)         $(1,013)
                                                                                      =======          =======

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)


6.   Effect of New Pronouncement

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

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONSOLIDATED

Insurance premiums and risk management income reflect the overall pricing pressure throughout the insurance premium marketplace. Although there are "pockets" of premium rate increases, Gallagher does not anticipate any dramatic change in the near future in this extremely competitive environment.

Commission revenues increased by 3% to $82.1 million in the first quarter of 2000 over the respective period in 1999 due principally to new business production substantially offset by lost business and a reduction in revenue from national insurance company revenue sharing programs.

Fee revenues increased by 21% or $10.9 million to $64.2 million in the first quarter of 2000 over the respective period in 1999. This increase reflects new business production of approximately $7.3 million generated primarily by the Risk Management Services segment.

Investment income and other increased 28% to $6.0 million in the first quarter of 2000 over the same period in 1999 due primarily to higher returns on funds invested with outside fund managers and increased interest income due to increases in short term interest rates and favorable cash flows over the prior year.

Salaries and employee benefits increased by $6.8 million or 9%, to $82.1 million in the first quarter of 2000 over the respective period in 1999 due primarily to a 3% increase in employee headcount in the period from March 31, 1999 to March 31, 2000, and to salary increases and associated employee benefit costs in 2000.

Other operating expenses increased by 12% to $46.9 million in the first quarter of 2000 over the respective period in 1999. This increase is substantially due to rent and related expenses, travel, sales, insurance brokerage expenses and temporary help. Increases in rent are related to new leases, office expansions and acquisitions done on a purchase basis. Increases in travel, sales and insurance brokerage expenses are generally a result of increased sales and sales initiatives. The temporary help increase is mostly related to the handling of the new business in the Risk Management Services segment.

The effective income tax rate of 35% for the first quarter of 2000 and 1999 is
equal to the statutory federal rate of 35%.   These rates are net of the effect
of tax benefits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the first quarter of 2000 were $.39 compared to $.35 in 1999, an 11% increase and reflects the leverage of the growth in revenues being higher than the growth in expenses. This is partially offset by the higher common and common equivalent shares outstanding in 2000.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                       Insurance      Risk
                                       Brokerage   Management   Financial
                                       Services     Services     Services     Corporate    Total
                                       --------    ---------    ----------    ---------   --------
Three-month period ended
------------------------
March 31, 2000
--------------
Total revenues                         $ 93,927      $55,201      $  3,142      $     -   $152,270

Earnings (loss) before income taxes      13,005        9,052         1,642         (384)    23,315

March 31, 1999
--------------
Total revenues                           89,062       45,894         2,652            -    137,608

Earnings (loss) before income taxes      13,754        6,860         1,376       (1,365)    20,625

Total Identifiable Assets at
----------------------------
March 31, 2000                          510,725       56,722       232,185       48,919    848,551
--------------

March 31, 1999                          420,010       48,959       208,105       48,122    725,196
--------------

Insurance Brokerage Services

The Insurance Brokerage Services segment includes Gallagher's retail, reinsurance and wholesale brokerage operations. Total revenues in the three-month period ended March 31, 2000 increased 5% to $93.9 million over the same period in 1999. This increase is due primarily to new business production substantially offset by lost business and a reduction in revenue from national insurance company revenue sharing programs.

Earnings before income taxes in the first quarter of 2000 were $13.0 million, a decrease of 5% from the same period in 1999. This is due primarily to a reduction in revenue from national insurance company revenue sharing programs which, by their nature, have a direct impact on earnings, but was substantially offset by increased earnings related to new business.

Risk Management Services

The Risk Management Services segment includes Gallagher's third party claims administration operations which are principally engaged in providing claims management services for Gallagher's clients. Total revenues in the three-month period ended March 31, 2000 increased 20% to $55.2 million over the respective period in 1999 due primarily to strong new business production of approximately $7.6 million.

Earnings before income taxes in the first quarter of 2000 increased over the first quarter of 1999 by 32% or $2.2 million to $9.1 million due primarily to the increased revenues discussed above.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Services

The Financial Services segment is responsible for Gallagher's diversified investment portfolio which includes investment strategies-trading, marketable securities-available for sale, tax advantaged investments, investments accounted for using the equity method of accounting, real estate partnerships and notes receivable from investees.

In the first quarter of 2000, revenues increased $.5 million to $3.1 million and earnings before income taxes increased $.3 million to $1.6 million over the respective period in 1999. These increases are due in large part to higher returns on funds invested with outside fund managers and on investments accounted for using the equity method of accounting.

Corporate

Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Revenues are not recorded in this segment and all costs are generated in the United States.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable, and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of Gallagher. Cash generated from operating activities was $34.0 million and $7.6 million for the first quarter ended March 31, 2000 and 1999, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

Gallagher maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the three-month period ended March 31, 2000, Gallagher borrowed and repaid $10.0 million of short term borrowings under the Credit Agreement. These borrowings were primarily used to finance a portion of Gallagher's operating and investment activity. As of March 31, 2000, there were no borrowings outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and Gallagher is currently in compliance with these covenants.

Gallagher also has three line of credit facilities which total $45.0 million in the aggregate and expire on April 30, 2001. Periodically, Gallagher will make short-term borrowings under these facilities to meet short-term cash flow needs. During the three months ended March 31, 2000, Gallagher borrowed $10.0 million and repaid $15.0 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of Gallagher's operating and investment activity. As of March 31, 2000, there was $10.0 million outstanding under these facilities.

As of March 31, 2000, Gallagher has contingently committed to invest $7.2 million related to two letter of credit arrangements with one of its equity investments. In addition, Gallagher has guaranteed an aggregate $16.0 million of funds through letters of credit or other arrangements related to several investments and insurance programs of Gallagher.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

Through the first three months of 2000, Gallagher paid $7.4 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors and quarterly dividends are declared after considering Gallagher's available cash from earnings and its known or anticipated cash needs. On April 14, 2000, Gallagher paid a first quarter dividend of $.23 per share to shareholders of record as of March 31, 2000, a 15% increase over the first quarter dividend per share in 1999.

Net capital expenditures were $4.0 million and $4.3 million for each of the three-month periods ended March 31, 2000 and 1999, respectively. In 2000, Gallagher expects to make expenditures for capital improvements of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a plan that has been extended through June 30, 2000, to repurchase its common stock. Through the first three months of 2000, Gallagher repurchased 301,000 shares at a cost of $7.4 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, the Company is authorized to repurchase approximately 1,284,000 additional shares through June 30, 2000. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

YEAR 2000

Computer programs that have time sensitive software may have recognized the date "00" as the Year 1900, rather than the Year 2000, which could have resulted in system failures or miscalculations causing disruptions of operations (the "Y2K" problem).

With respect to the Y2K problem, Gallagher completed the necessary modifications or replacements of its existing software so that computer systems would function properly in the Year 2000 and beyond. Generally, these modifications and replacements and the associated costs were contemplated with normal enhancements and improvements being made in conjunction with updating financial reporting and operations systems. It is estimated that Gallagher spent less than $1.0 million in the aggregate from 1997 through 1999 for specific Y2K "fixes" outside the routine efforts discussed above.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibit 27.0 - Financial Data Schedule (Unaudited).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.



                                   ARTHUR J. GALLAGHER & CO.




                                      /s/ Michael J. Cloherty
                                   ------------------------------------------
                                               Michael J. Cloherty
                                            Executive Vice President
                                             Chief Financial Officer



                                      /s/ Jack H. Lazzaro
                                   ------------------------------------------
                                                 Jack H. Lazzaro
                                            Vice President - Finance
                                            Chief Accounting Officer