Form 10-Q
period 2000-06-30
GALLAGHER ARTHUR J & CO
filed 2000-08-10
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________

Commission File Number 1-9761


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 2000 was 38,151,261.

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                        Page No.
Part I.  Financial Information:

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Earnings for the
                     three-month and six-month periods ended June 30,
                     2000 and 1999..........................................  3

                  Consolidated Balance Sheets at June 30, 2000 and
                     December 31, 1999......................................  4

                  Consolidated Statements of Cash Flows for the six-month
                     period ended June 30, 2000 and 1999....................  5

                  Notes to Consolidated Financial Statements..............  6-8

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................  9-13

Part II. Other Information:

         Item 4.  Submission of Matters to a Vote of Security Holders......  14

         Item 6.  Exhibits and Reports on Form 8-K.........................  14

         Signatures........................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                             Three-month period ended       Six-month period ended
                                                     June 30,                      June 30,
                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
                                                     (in thousands, except per share data)
Operating Results

Revenues:
         Commissions                          $ 86,530       $ 77,952       $170,565       $159,462
         Fees                                   64,350         56,880        128,541        110,169
         Investment income and other             7,564          9,902         13,591         14,619
                                              --------       --------       --------       --------
            Total revenues                     158,444        144,734        312,697        284,250

Expenses:
         Salaries and employee benefits         84,791         77,440        167,799        153,584
         Other operating expenses               50,971         47,473         98,616         89,869
                                              --------       --------       --------       --------
            Total expenses                     135,762        124,913        266,415        243,453
                                              --------       --------       --------       --------

Earnings before income taxes                    22,682         19,821         46,282         40,797

Provision for income taxes                       7,949          6,775         16,199         13,954
                                              --------       --------       --------       --------

         Net earnings                         $ 14,733       $ 13,046       $ 30,083       $ 26,843
                                              ========       ========       ========       ========

Net earnings per common share                 $    .39       $    .35       $    .80       $    .73

Net earnings per common and
   common equivalent share                         .37            .34            .75            .69

Dividends declared per common share                .23            .20            .46            .40


                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,      December 31,
                                                                     2000             1999
                                                                   ---------      ------------
                                                                         (in thousands)
                  ASSETS
Current assets:
         Cash and cash equivalents                                 $  63,237        $  66,238
         Restricted cash                                             116,520          108,867
         Premiums and fees receivable                                386,009          367,987
         Investment strategies - trading                              64,949           63,857
         Other                                                        44,253           44,343
                                                                   ---------        ---------
                  Total current assets                               674,968          651,292

Marketable securities - available for sale                            21,376           20,274
Deferred income taxes and other noncurrent assets                    180,949          174,540

Fixed assets                                                         122,050          114,366
Accumulated depreciation and amortization                            (83,250)         (77,618)
                                                                   ---------        ---------
                  Net fixed assets                                    38,800           36,748

Intangible assets - net                                               12,658           12,363
                                                                   ---------        ---------
                                                                   $ 928,751        $ 895,217
                                                                   =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Premiums payable to insurance companies                   $ 513,097        $ 473,259
         Accrued salaries and bonuses                                  8,696           21,818
         Accounts payable and other accrued liabilities               88,397           92,306
         Unearned fees                                                17,742           15,537
         Income taxes payable                                            537            8,526
         Other                                                        14,275           22,250
                                                                   ---------        ---------
                  Total current liabilities                          642,744          633,696

Other noncurrent liabilities                                          16,180           18,211

Stockholders' equity:
         Common stock - issued and outstanding 38,151 shares
                  in 2000 and 37,277 shares in 1999                   38,151           37,277
         Capital in excess of par value                               13,700              154
         Retained earnings                                           220,483          208,548
         Accumulated other comprehensive earnings (loss)              (2,507)          (2,669)
                                                                   ---------        ---------
                  Total stockholders' equity                         269,827          243,310
                                                                   ---------        ---------
                                                                   $ 928,751        $ 895,217
                                                                   =========        =========

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six-month period ended
                                                                                        June 30,
                                                                                 2000            1999
                                                                               --------        --------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net earnings                                                                $ 30,083        $ 26,843
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Net gain on investments and other                                         (685)           (935)
         Depreciation and amortization                                            7,837           7,067
         Increase in restricted cash                                             (7,653)        (12,930)
         Increase in premiums receivable                                        (12,090)        (31,626)
         Increase in premiums payable                                            39,838          52,968
         Increase in trading investments - net                                     (725)         (2,184)
         Decrease (increase) in other current assets                                 90          (4,995)
         Decrease in accrued salaries and bonuses                               (13,122)        (13,533)
         Decrease in accounts payable and other accrued liabilities              (5,697)         (7,030)
         Decrease in income taxes payable                                        (7,989)         (9,150)
         Net change in deferred income taxes                                       (320)          1,204
         Other                                                                    9,874           5,485
                                                                               --------        --------
            Net cash provided by operating activities                            39,441          11,184
                                                                               --------        --------

Cash flows from investing activities:
   Purchases of marketable securities                                           (14,566)        (27,829)
   Proceeds from sales of marketable securities                                  13,725          24,593
   Proceeds from maturities of marketable securities                                330             588
   Net additions to fixed assets                                                 (8,921)         (8,746)
   Other                                                                        (21,051)         (8,354)
                                                                               --------        --------
            Net cash used by investing activities                               (30,483)        (19,748)
                                                                               --------        --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                        17,910          10,615
   Tax benefit from issuance of common stock                                      9,699           3,642
   Repurchases of common stock                                                  (12,821)        (13,654)
   Dividends paid                                                               (15,932)        (13,383)
   Borrowings on line of credit facilities                                       30,000          55,000
   Repayments on line of credit facilities                                      (40,000)        (47,500)
   Equity transactions of pooled companies prior to dates of acquisition           (815)         (2,436)
                                                                               --------        --------
            Net cash used by financing activities                               (11,959)         (7,716)
                                                                               --------        --------

Net decrease in cash and cash equivalents                                        (3,001)        (16,280)
Cash and cash equivalents at beginning of period                                 66,238          68,932
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $ 63,237        $ 52,652
                                                                               ========        ========

Supplemental disclosures of cash flow information:

   Interest paid                                                               $    274        $    685
   Income taxes paid                                                             13,448          16,671

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Nature of Operations and Basis of Presentation

         Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Gallagher operates in more than 200 offices throughout the United States and eight countries abroad.

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

2.       Business Combinations

         During the six-month period ended June 30, 2000, Gallagher acquired substantially all of the net assets of the following companies in exchange for its common stock: Universico Group, Ltd., 146,000 shares; Davis-Poston & Associates, Inc., 75,000 shares; R. L. Youngdahl & Associates, Inc., 69,000 shares; Bultman/Bell Associates, Inc., 68,000 shares; Rebholz Insurance Agency, Inc., 42,000 shares; Towle Agency, Inc., 37,000 shares; and Powell Insurance Services, Inc., 19,000 shares. These acquisitions were accounted for as poolings of interests and, except for one of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

         The following summarizes the restatement of the 1999 consolidated financial statements to reflect the operations of the 2000 acquisitions (in thousands, except per share data):

                                             As      Attributable
         Three-month period              Previously    to Pooled
         ended June 30, 1999              Reported     Companies   As Restated
         -------------------              --------   ------------  -----------
         Total revenues                    $141,671     $ 3,063       $144,734
         Net earnings                        12,809         237         13,046
         Net earnings per common share          .35           -            .35
         Net earnings per common and
           common equivalent share              .33         .01            .34

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

2.       Business Combinations (Continued)

                                             As      Attributable
         Six-month period                Previously   to Pooled
         ended June 30, 1999              Reported    Companies    As Restated
         -------------------              --------   ------------  -----------
         Total revenues                    $278,124     $ 6,126       $284,250
         Net earnings                        26,369         474         26,843
         Net earnings per common share          .72         .01            .73
         Net earnings per common and
           common equivalent share              .69           -            .69


         Effective February 29, 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. Effective May 1, 2000, Gallagher acquired substantially all of the net assets of Joe E. Martin, Inc., an employee benefits broker and consultant, in exchange for an initial cash payment of $340,000. These acquisitions were accounted for as purchases and were not material to the consolidated financial statements.

3.       Earnings Per Share

         The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                     Three-month period ended         Six-month period ended
                                                                June 30,                     June 30,
                                                       2000            1999            2000          1999
                                                     -------         -------          -------       -------
         Net earnings                                $14,733         $13,046          $30,083       $26,843
                                                     =======         =======          =======       =======
         Weighted average number of
           common shares outstanding                  37,955          36,868           37,663        36,861
         Dilutive effect of stock options
           using the treasury stock method             2,381           1,849            2,268         1,850
                                                     -------         -------          -------       -------
         Weighted average number of
           common and common equivalent
           shares outstanding                         40,336          38,717           39,931        38,711
                                                     =======         =======          =======       =======

         Net earnings per common share               $   .39         $   .35          $   .80       $   .73
         Net earnings per common and
           common equivalent share                       .37             .34              .75           .69

         Options to purchase 116,000 and 190,000 shares of common stock were outstanding during the three-month period ended June 30, 2000 and 1999, respectively, but were not included in the computation of the dilutive effect of stock options. Options to purchase 62,000 and 128,000 shares of common stock were outstanding during the six-month period ended June 30, 2000, and 1999, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

4.       Comprehensive Earnings

         The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                          Three-month period ended    Six-month period ended
                                                                  June 30,                    June 30,
                                                            2000           1999         2000            1999
                                                          --------        --------    --------        --------
         Net earnings                                     $ 14,733        $ 13,046    $ 30,083        $ 26,843
         Net change unrealized gain (loss) on
           available for sale securities, net of income
           taxes of $140, $92, $108 and ($65),
           respectively                                        210             138         162             (98)
                                                          --------        --------    --------        --------
         Comprehensive earnings                           $ 14,943        $ 13,184    $ 30,245        $ 26,745
                                                          ========        ========    ========        ========

         Accumulated other comprehensive earnings
           (loss) at beginning of period                  $ (2,717)       $ (1,013)   $ (2,669)       $   (777)
         Net change in unrealized gain (loss) on
           available for sale securities, net of
           income taxes                                        210             138         162             (98)
                                                          --------        --------    --------        --------
         Accumulated other comprehensive earnings
           (loss) at end of period                        $ (2,507)       $   (875)   $ (2,507)       $   (875)
                                                          ========        ========    ========        ========

5.       Effect of New Pronouncements

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for fiscal years beginning after June 15, 2000. Because of Gallagher's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on Gallagher's consolidated operating results or financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation," which is effective July 1, 2000. Interpretation 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees." Because Gallagher historically has not modified the terms of its outstanding stock option grants, management does not anticipate the adoption of Interpretation 44 will have a significant effect on Gallagher's consolidated operating results or financial position.

Item 2.
                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are primarily based on a percentage of the premiums paid by insureds and generally follow premium levels. Gallagher is beginning to see momentum in the insurance marketplace toward higher premium rates across most lines of coverage. This movement contributed to the overall revenue growth in the second quarter of 2000.

Commission revenues increased by 11% to $86.5 million in the second quarter of 2000 and by 7% to $170.6 million in the first half of 2000 over the respective periods in 1999. These increases are due principally to new business production of $15.7 million in the second quarter of 2000 and $29.4 million in the first six months of 2000, and renewal increases from increased premiums partially offset by lost business.

Fee revenues increased by 13% or $7.5 million to $64.4 million in the second quarter of 2000 and by 17% or $18.4 million to $128.5 million in the first six months of 2000 over the respective periods in 1999. These increases reflect new business production of approximately $9.0 million in the second quarter of 2000 and $16.2 million in the first six months of 2000 generated primarily by the Risk Management Services segment partially offset by lost business.

Investment income and other decreased 24% to $7.6 million in the second quarter of 2000 from the same period in 1999. The second quarter of 1999 included a gain of $1.5 million from the sale of interests in limited partnerships that operate qualified affordable housing projects, and favorable results on funds invested with outside fund managers and on investments accounted for under the equity method. Investment income and other decreased by 7% to $13.6 million in the first half of 2000 from the first half of 1999 due primarily to the gain and favorable investment results mentioned above partially offset by increased interest income due to increases in short-term interest rates and favorable cash flows over the prior year.

Salaries and employee benefits increased by $7.4 million or 9% to $84.8 million in the second quarter of 2000 and increased by $14.2 million or 9% to $167.8 million in the first six months of 2000 over the respective periods in 1999. These increases are due primarily to a 4% increase in employee headcount in the period from June 30, 1999 to June 30, 2000, and to salary increases and associated employee benefit costs in 2000.

Other operating expenses increased by 7% to $51.0 million in the second quarter of 2000 and by 10% to $98.6 million in the first six months of 2000 over the respective periods in 1999. These increases are substantially due to rent and related expenses, travel, sales, insurance brokerage expenses and temporary help. Increases in rent are related to new leases, office expansions and acquisitions done on a purchase basis. Increases in travel, sales and insurance brokerage expenses are generally a result of increased sales and sales initiatives. The temporary help increase is mostly related to handling of the new business in the Risk Management Services segment.

The effective income tax rate was 35% for the second quarter and first six months of 2000 and 34.2% for the second quarter and first six months of 1999. These rates are net of the effect of tax benefits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are substantially offset by state and foreign taxes.

Net earnings per common and common equivalent share for the second quarter of 2000 were $.37 compared to $.34 in 1999, a 9% increase. First half net earnings per common and common equivalent share increased 9% from $.69 in 1999 to $.75 in 2000. These increases reflect the leverage of the growth in revenues being higher than the growth in expenses. This is partially offset by the higher common and common equivalent shares outstanding in 2000.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                            Insurance           Risk
                                            Brokerage        Management       Financial
                                             Services         Services         Services   Corporate     Total
                                             --------         --------         --------   ---------     -----
Three-month period ended June 30,
---------------------------------
2000
----
Total revenues                               $ 99,152         $55,645         $  3,647     $       -       $158,444

Earnings (loss) before income taxes            13,888           8,319            1,747        (1,272)        22,682

1999
----
Total revenues                                 89,463          47,863            7,408             -        144,734

Earnings (loss) before income taxes             9,204           5,511            5,974          (868)        19,821

Six-month period ended June 30,
-------------------------------
2000
----
Total revenues                                195,062         110,846            6,789             -        312,697

Earnings (loss) before income taxes            27,178          17,371            3,389        (1,656)        46,282

1999
----
Total revenues                                180,433          93,757           10,060             -        284,250

Earnings (loss) before income taxes            23,309          12,371            7,350        (2,233)        40,797

Total Identifiable Assets at June 30,
-------------------------------------
2000                                          587,051          58,839          241,619        41,242        928,751
----

1999                                          493,365           45,410         219,011        62,636        820,422
----

Insurance Brokerage Services

The Insurance Brokerage Services segment includes Gallagher's retail, reinsurance and wholesale brokerage operations. Total revenues in the three and six-month periods ended June 30, 2000 increased 11% to $99.2 million and 8% to $195.1 million, respectively, over the same periods in 1999. These increases are due primarily to new business production and renewal increases from increased premiums partially offset by lost business and for the six months, a reduction in revenue from national insurance revenue sharing programs.

Earnings before income taxes in the three and six-month periods ended June 30, 2000 increased 51% to $13.9 million and 17% to $27.2 million over the same periods in 1999. These increases are due primarily to increased earnings leverage related to new business production and renewal increases mentioned above.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Risk Management Services

The Risk Management Services segment includes Gallagher's third party claims administration operations which are principally engaged in providing claims management services for Gallagher's clients. Total revenues in the three and six-month periods ended June 30, 2000 increased 16% to $55.6 million and 18% to $110.8 million over the respective periods in 1999 due primarily to strong new business production of approximately $7.7 million in the second quarter of 2000 and $13.7 million in the first six months of 2000.

Earnings before income taxes in the second quarter of 2000 increased over the second quarter of 1999 by 51% or $2.8 million to $8.3 million. In the first six months of 2000, earnings before income taxes increased over the same period in 1999 by $5.0 million or 40% to $17.4 million. These increases are due primarily to the earnings leverage created by the increased revenues discussed above.

Financial Services

The Financial Services segment is responsible for Gallagher's diversified investment portfolio, which includes investment strategies-trading, marketable securities-available for sale, tax advantaged investments, investments accounted for using the equity method of accounting, real estate partnerships and notes receivable from investees.

In the second quarter and first six months of 2000, revenues decreased by $3.8 million or 51% to $3.6 million and 33% or $3.3 million to $6.8 million from the respective periods in 1999. Earnings before income taxes decreased $4.2 million or 71% to $1.7 million and 54% or $4.0 million to $3.4 million from the respective periods in 1999. These decreases are primarily due to a gain of $1.5 million from the sale of interests in limited partnerships that operate qualified affordable housing projects and to favorable results on funds invested with outside fund managers and investments accounted for using the equity method recorded in the second quarter of 1999.

Corporate

Corporate consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Revenues are not recorded in this segment and all costs are generated in the United States.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of Gallagher. Cash generated from operating activities was $39.4 million and $11.2 million for the six months ended June 30, 2000 and 1999, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallgher's overall liquidity.

Gallagher maintains a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the six-month period ended June 30, 2000, Gallagher borrowed and repaid $10.0 million of short-term borrowings under the Credit Agreement. These borrowings were primarily used to finance a portion of Gallagher's operating and investment activity. As of June 30, 2000, there were no borrowings outstanding under this agreement. The Credit Agreement requires the maintenance of certain financial covenants and Gallagher is currently in compliance with these covenants.

Gallagher also has three line of credit facilities which total $45.0 million in the aggregate and expire on April 30, 2001. Periodically, Gallagher will make short-term borrowings under these facilities to meet short-term cash flow needs. During the six months ended June 30, 2000, Gallagher borrowed $20.0 million and repaid $30.0 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of Gallagher's operating and investment activity. As of June 30, 2000, there was $5.0 million outstanding under these facilities.

As of June 30, 2000, Gallagher has contingently committed to invest $7.2 million related to two letter of credit arrangements with one of its equity investments. In addition, Gallagher has guaranteed an aggregate of $11.9 million through letters of credit or other arrangements related to several investments and insurance programs of Gallagher.

Through the first six months of 2000, Gallagher paid $15.9 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors and quarterly dividends are declared after considering Gallagher's available cash from earnings and its known or anticipated cash needs. On July 14, 2000, Gallagher paid a second quarter dividend of $.23 per share to shareholders of record as of June 30, 2000, a 15% increase over the second quarter dividend per share in 1999.

Net capital expenditures were $8.9 million and $8.7 million for each of the six month periods ended June 30, 2000 and 1999 respectively. In 2000, Gallagher expects to make total expenditures for capital improvements of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a plan, that has been extended through June 30, 2001, to repurchase its common stock. Through the first six months of 2000, Gallagher repurchased 440,000 shares at a cost of $12.8 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, Gallagher is authorized to repurchase approximately 1,894,000 additional shares through June 30, 2001 Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements. Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher's income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; Gallagher's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher's renewal business; Gallagher's operating results, return on investment and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing and foreign exchange rates. Gallagher's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 16, 2000, 28,176,763 shares of Gallagher's Common Stock, or 75.7% of the total Common Stock outstanding on the record date for such meeting, were represented.

         Among other things, the Stockholders of Gallagher elected Mr. T. Kimball Brooker, Ms. Ilene S. Gordon, Mr. J. Patrick Gallagher, Jr., and Mr. James R. Wimmer as Class I Directors with terms expiring in 2003, and ratified the appointment of Mr. Robert Ripp as a Class III Director with a term expiring in 2002. Of the shares voted with respect to the election of Mr. Brooker, 27,398,311 were voted in favor and 778,452 were withheld. Of the shares voted with respect to Ms. Gordon, 27,353,269 were voted in favor and 823,494 were withheld. Of the shares voted with respect to the election of Mr. Gallagher, 24,912,423 were voted in favor and 3,264,340 were withheld. Of the shares voted with respect to the election of Mr. Wimmer, 27,137,358 were voted in favor and 1,039,405 were withheld. Of the shares voted with respect to Mr. Ripp, 27,397,841 were voted in favor and 778,922 were withheld.

         Continuing as Class II Directors with terms expiring in 2001 are Peter
         J. Durkalski, Robert E. Gallagher, Frank M. Heffernan, Jr., and Walter
         F. McClure. In addition to Mr. Ripp, continuing as a Class III Director with a term expiring in 2002 is Michael J. Cloherty.

         The Stockholders of Gallagher also approved an Amendment to Clause (A) of Article FOURTH of Gallagher's Restated Certificate of Incorporation increasing Gallagher's authorized Common Stock from 100,000,000 to 200,000,000 shares. Of the shares voted with respect to the amendment, 25,506,222 were voted in favor, 2,612,885 were voted against, and 57,656 were withheld.

         The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibit 3.1.1 - Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (Amended as of May 18, 2000).

                  Exhibit 10.27.1 - Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (Amended as of January 20, 2000).

                  Exhibit 10.28.1 - Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors' Stock Option Plan (Amended as of January 20, 2000).

                  Exhibit 27.0 - Financial Data Schedule (Unaudited).

         b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2000.

                                        ARTHUR J. GALLAGHER & CO.


                                             /s/ Michael J. Cloherty
                                        -------------------------------------
                                               Michael J. Cloherty
                                             Executive Vice President
                                             Chief Financial Officer


                                               /s/ Jack H. Lazzaro
                                        -------------------------------------
                                                 Jack H. Lazzaro
                                             Vice President - Finance
                                             Chief Accounting Officer