Form 10-Q
period 2000-09-30
GALLAGHER ARTHUR J & CO
filed 2000-11-14
CIK 354190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

[ ]   Transition report pursuant to section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from         to
                                                          -------    --------

Commission File Number 1-9761

                           ARTHUR J. GALLAGHER & CO.
-------------------------------------------------------------------------------
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


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 2000 was 39,351,024

                           ARTHUR J. GALLAGHER & CO.

                                     INDEX


                                                                        Page No.
Part I.   Financial Information:

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Statements of Earnings for the three-
                     month and nine-month periods ended September 30,
                     2000 and 1999.............................................3

                   Consolidated Balance Sheets at September 30, 2000 and
                     December 31, 1999.........................................4

                   Consolidated Statements of Cash Flows for the
                     nine-month periods ended September 30, 2000
                     and 1999..................................................5

                   Notes to Consolidated Financial Statements................6-9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................10-14

Part II.  Other Information:

          Item 6.  Exhibits and Reports on Form 8-K...........................15

          Signatures..........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                     Three-month period ended      Nine-month period ended
                                           September 30,                September 30,
                                        2000           1999          2000           1999
                                      --------       --------      --------       --------
                                              (in thousands, except per share data)
Operating Results

Revenues:
  Commissions                         $107,972      $102,371       $295,721       $277,427
  Fees                                  73,293        63,571        201,828        173,764
  Investment income and other           14,082         5,141         29,395         20,438
                                      --------      --------       --------       --------
    Total revenues                     195,347       171,083        526,944        471,629
Expenses:
  Salaries and employee benefits        94,441        83,833        272,050        246,369
  Other operating expenses              56,707        50,744        161,797        146,685
                                      --------      --------       --------       --------
    Total expenses                     151,148       134,577        433,847        393,054
                                      --------      --------       --------       --------
Earnings before income taxes            44,199        36,506         93,097         78,575

Provision for income taxes              13,341        12,807         30,722         27,325
                                      --------      --------       --------       --------
  Net earnings                         $30,858      $ 23,699       $ 62,375       $ 51,250
                                      ========      ========       ========       ========
Net earnings per common share          $   .79      $    .62       $   1.60       $   1.35
Net earnings per common and
  common equivalent share                  .73           .59           1.51           1.28

Dividends declared per common share        .23           .20            .69            .60

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                   September 30,   December 31,
                                                       2000           1999
                                                   -------------   ------------
                                                         (in thousands)
           ASSETS
Current assets:
  Cash and cash equivalents                            $ 92,741      $ 69,624
  Restricted cash                                       151,965       129,194
  Premiums and fees receivable                          306,287       371,508
  Investment strategies - trading                        59,878        63,857
  Other                                                  43,941        45,633
                                                       --------      --------
    Total current assets                                654,812       679,816


Marketable securities - available for sale               23,274        20,274
Deferred income taxes and other noncurrent assets       204,712       176,719

Fixed assets                                            122,217       122,158
Accumulated depreciation and amortization               (81,505)      (82,403)
                                                       --------      --------
    Net fixed assets                                     40,712        39,755

Intangible assets - net                                  14,612        13,624
                                                       --------      --------
                                                       $938,122      $930,188
                                                       ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Premiums payable to insurance companies              $477,683      $496,073
  Accrued salaries and bonuses                           17,429        23,050
  Accounts payable and other accrued liabilities         93,192        96,684
  Unearned fees                                          17,913        15,537
  Income taxes payable                                      713         9,015
  Other                                                  11,821        22,515
                                                       --------      --------
    Total current liabilities                           618,751       662,874

Other noncurrent liabilities                             18,409        18,635

Stockholders' equity:
  Common stock - issued and outstanding 39,351
    shares in 2000 and 38,362 shares in 1999             39,351        38,362
  Capital in excess of par value                         15,871          (919)
  Retained earnings                                     247,704       213,905
  Accumulated other comprehensive earnings (loss)        (1,964)       (2,669)
                                                       --------      --------
    Total stockholders' equity                          300,962       248,679
                                                       --------      --------
                                                       $938,122      $930,188
                                                       ========      ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine-month period ended
                                                                                       September 30,
                                                                                 2000                   1999
                                                                               --------               --------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net earnings                                                                 $ 62,375               $ 51,250
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on investments and other                                          (6,998)                (1,884)
      Depreciation and amortization                                              12,393                 11,416
      Increase in restricted cash                                               (22,771)               (38,728)
      Decrease in premiums receivable                                            70,701                    452
      (Decrease) increase in premiums payable                                   (18,390)                53,460
      Decrease (increase) in trading investments - net                            5,383                 (2,800)
      Decrease (increase) in other current assets                                 1,327                 (4,526)
      Decrease in accrued salaries and bonuses                                   (5,621)               (10,242)
      Decrease in accounts payable and other accrued liabilities                 (5,175)                (5,635)
      (Decrease) increase in income taxes payable                                (8,302)                   458
      Tax benefit from issuance of common stock                                  11,099                  5,166
      Net change in deferred income taxes                                          (308)                 1,766
      Other                                                                      (2,392)                 7,311
                                                                               --------               --------
        Net cash provided by operating activities                                93,321                 67,464
                                                                               --------               --------

Cash flows from investing activities:
  Purchases of marketable securities                                            (23,551)               (37,832)
  Proceeds from sales of marketable securities                                   21,272                 33,285
  Proceeds from maturities of marketable securities                                 655                    868
  Net additions to fixed assets                                                 (11,727)               (14,060)
  Other                                                                         (21,621)               (18,552)
                                                                               --------               --------
    Net cash used by investing activities                                       (34,972)               (36,291)
                                                                               --------               --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                        19,870                 15,014
   Repurchases of common stock                                                  (13,200)               (16,774)
   Dividends paid                                                               (24,708)               (20,662)
   Borrowings on line of credit facilities                                       45,000                 73,500
   Repayments on line of credit facilities                                      (60,000)               (77,500)
   Equity transactions of pooled companies prior to dates of acquisition         (2,194)                (2,260)
                                                                               --------               --------
     Net cash used by financing activities                                      (35,232)               (28,682)
                                                                               --------               --------

Net increase in cash and cash equivalents                                        23,117                  2,491
Cash and cash equivalents at beginning of period                                 69,624                 70,662
                                                                               --------               --------
Cash and cash equivalents at end of period                                     $ 92,741               $ 73,153
                                                                               ========               ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                $    496               $  1,181
  Income taxes paid                                                              14,191                 17,960

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Nature of Operations and Basis of Presentation

     Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Gallagher is headquartered in Itasca, Illinois, has offices in nine countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

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

2.   Business Combinations

     During the nine-month period ended September 30, 2000, Gallagher acquired substantially all of the net assets of the following companies in exchange for its common stock: John P. Woods Co., Inc., 908,000 shares; Universico Group, Ltd., 146,000 shares; Atlantic Risk Management Corp., 104,000 shares; Davis-Poston & Associates, Inc., 75,000 shares; R. L. Youngdahl & Associates, Inc., 69,000 shares; Bultman/Bell Associates, Inc., 68,000 shares; R. G. Speno, Inc., 44,000 shares; Rebholz Insurance Agency, Inc., 42,000 shares; Towle Agency, Inc., 37,000 shares; Murphy Consultants, 29,000 shares; and Powell Insurance Services, Inc., 19,000 shares. These acquisitions were accounted for as poolings of interests and, except for one of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

     The following summarizes the restatement of the 1999 consolidated financial statements to reflect the operations of the 2000 acquisitions (in thousands, except per share data):

                                                                          Attributable
Three-month period ended                                 As Previously      to Pooled
September 30, 1999                                          Reported        Companies     As Restated
------------------------                                 -------------    ------------    -----------
Total revenues                                              $159,872         $11,211        $171,083
Net earnings                                                  23,108             591          23,699
Net earnings per common share                                    .63            (.01)            .62
Net earnings per common and
  common equivalent share                                        .60            (.01)            .59

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

2.   Business Combinations (Continued)

                                                       Attributable
Nine-month period ended               As Previously     to Pooled
September 30, 1999                       Reported       Companies      As Restated
-----------------------               -------------    ------------    -----------
Total revenues                           $437,996         $33,633        $471,629
Net earnings                               49,477           1,773          51,250
Net earnings per common share                1.35               -            1.35
Net earnings per common and
  common equivalent share                    1.29            (.01)           1.28

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

3.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                            Three-month period ended       Nine-month period ended
                                                  September 30,                  September 30,
                                              2000            1999           2000            1999
                                            -------          -------        -------         -------
Net earnings                                $30,858          $23,699        $62,375         $51,250
                                            =======          =======        =======         =======
Weighted average number of
  common shares outstanding                  39,284           38,247         38,927          38,047
Dilutive effect of stock options using
  the treasury stock method                   2,831            2,028          2,498           1,922
                                            -------          -------        -------         -------
Weighted average number of common
  and common equivalent shares
  outstanding                                42,115           40,275         41,425          39,969
                                            =======          =======        =======         =======
Net earnings per common share               $   .79          $   .62        $  1.60         $  1.35
Net earnings per common and
  common equivalent share                       .73              .59           1.51            1.28

     Options to purchase 7,000 shares of common stock were outstanding during the three-month period ended September 30, 1999, but were not included in the computation of the dilutive effect of stock options. Options to purchase 67,000 and 33,000 shares of common stock were outstanding during the nine-month period ended September 30, 2000, and 1999, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

4.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                          Three-month period           Nine-month period
                                          ended September 30,         ended September 30,
                                           2000        1999             2000        1999
                                         --------------------         --------------------
Net earnings                             $30,858      $23,699         $62,375      $51,250
Net change unrealized gain (loss) on
 available for sale securities, net of
 income taxes of $362, ($566), $470
 and ($631), respectively                    543         (849)            705         (947)
                                         -------      -------         -------      -------
Comprehensive earnings                   $31,401      $22,850         $63,080      $50,303
                                         =======      =======         =======      =======
Accumulated other comprehensive
 earnings (loss) at beginning of
 period                                  $(2,507)       $(875)        $(2,669)       $(777)
Net change in unrealized gain (loss)
 on available for sale securities,
 net of income taxes                         543         (849)            705         (947)
                                         -------      -------         -------      -------
Accumulated other comprehensive
 earnings (loss) at end of period        $(1,964)     $(1,724)        $(1,964)     $(1,724)
                                         =======      =======         =======      =======

5.   Insurance Company Receivables and Payables

     Gallagher's recently acquired reinsurance intermediary subsidiary only includes amounts relating to brokerage commission revenue in premiums and fees receivable in the accompanying consolidated balance sheets. The premiums and claims receivable and payable, as well as the related excise taxes payable, associated with the reinsurance brokerage commission revenue, are not included in the accompanying consolidated balance sheets since they are not assets and liabilities of Gallagher. The excluded amounts are as follows (in thousands):

                         September 30,          December 31,
                             2000                  1999
                         -------------          ------------
Premiums and claims:
  Receivable               $376,016               $331,320
  Payable                   386,902                340,746


     The difference between the receivable and payable balances represents fiduciary funds received by the reinsurance intermediary subsidiary, which are included in restricted cash and premiums payable to insurance companies in the accompanying consolidated balance sheets.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

6.   Effect of New Pronouncements

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for fiscal years beginning after June 15, 2000. Because of Gallagher's minimal use of derivatives, management anticipates that the adoption of SFAS 133 will not have a significant effect on Gallagher's consolidated operating results or financial position.

     In March 2000, the FASB issued FASB Interpretation No. 44 (Interpretation
     44), "Accounting for Certain Transactions Involving Stock Compensation," which was effective July 1, 2000. Interpretation 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees." Because Gallagher historically has not modified the terms of its outstanding stock option grants, management anticipates that the adoption of Interpretation 44 will not have a significant effect on Gallagher's consolidated operating results or financial position.

Item 2.
                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Fluctuations in premiums charged by insurance companies have a material effect on the insurance brokerage industry. Commission revenues are primarily based on a percentage of the premiums paid by insureds and generally follow premium levels. Gallagher is beginning to see momentum in the insurance marketplace toward higher premium rates across virtually all lines of coverage. This movement contributed to the overall revenue growth in the third quarter of 2000.

Commission revenues increased by 5% to $108.0 million in the third quarter of 2000 and by 7% to $295.7 million in the first nine months of 2000 over the respective periods in 1999. These increases are due principally to new business and rate increases offset by lost business and a reduction in revenue from national insurance revenue sharing programs for the three-month and nine-month periods ended September 30, 2000.

Fee revenues increased by 15% or $9.7 million to $73.3 million in the third quarter of 2000 and by 16% or $28.1 million to $201.8 million in the first nine months of 2000 over the respective periods in 1999. These increases are generated primarily by the Risk Management Services segment reflecting new business production of approximately $12.1 million in the third quarter of 2000 and $28.3 million in the first nine months of 2000 plus rate increases partially offset by lost business.

Investment income and other increased 174% to $14.1 million in the third quarter of 2000 from the same period in 1999 due primarily to a $5.4 million net gain on the installment sale of a synthetic fuel facility and favorable results from Gallagher's independently managed investment portfolio. The sale of the synthetic fuel facility provides for an initial nonrefundable down payment of $7.0 million and aggregate maximum principal and interest payments of $108.0 million over a seven-year period, subject to downward adjustment to reflect certain production level contingencies, receipt of favorable tax rulings and satisfactory production tests by end users. Gallagher's pretax gain on the transaction is estimated to be approximately $80.0 million and will be recognized ratably over the seven-year period in accordance with the installment provisions of the sale agreement. Investment income and other increased by 44% to $29.4 million in the first nine months of 2000 from the first nine months of 1999 due primarily to the gain and favorable investment results mentioned above partially offset by a $1.5 million gain recorded in the second quarter of 1999 from the sale of interests in limited partnerships that operate affordable housing projects.

Salaries and employee benefits increased by $10.6 million or 13% to $94.4 million in the third quarter of 2000 and increased by $25.7 million or 10% to $272.1 million in the first nine months of 2000 over the respective periods in 1999. These increases are due primarily to a 5% increase in employee headcount in the period from September 30, 1999 to September 30, 2000, salary increases and associated employee benefit costs and incentive compensation linked to the performance of a portion of Gallagher's investment portfolio.

Other operating expenses increased by 12% to $56.7 million in the third quarter of 2000 and by 10% to $161.8 million in the first nine months of 2000 over the respective periods in 1999, due primarily to increases in Gallagher's overall lease costs, temporary help necessary to service the new risk management and claims business, professional services related to acquisition activity during the quarter as well as increased management fees related to the positive investment results reported above.

The effective income tax rate was 30% and 33% for the third quarter and first nine months of 2000, respectively, and 35% for the third quarter and first nine months of 1999. The reduced rates in 2000 reflect tax credits earned from partnerships in synthetic coal production. The rates for both years are net of the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are substantially offset by state and foreign taxes.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Net earnings per common and common equivalent share for the third quarter of 2000 were $.73 compared to $.59 in 1999, a 24% increase. For the first nine months, net earnings per common and common equivalent share increased 18% from $1.28 in 1999 to $1.51 in 2000. These increases reflect the leverage of the growth in revenues being higher than the growth in expenses. This is partially offset by the higher common and common equivalent shares outstanding in 2000.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                Insurance         Risk
                                Brokerage      Management     Financial
                                Services        Services       Services      Corporate       Total
                                ---------      ----------     ---------      ---------     --------
Three-month period ended
------------------------
September 30, 2000
------------------
Total revenues                   $124,844        $ 60,657      $  9,846      $      -      $195,347
Earnings (loss) before
  income taxes                     29,341           9,914         5,367          (423)       44,199

September 30, 1999
------------------
Total revenues                    117,416          50,604         3,063             -       171,083
Earnings (loss) before
  income taxes                     28,914           6,848         1,761        (1,017)       36,506

Nine-month period ended
-----------------------
September 30, 2000
------------------
Total revenues                    338,806         171,503        16,635             -       526,944
Earnings (loss) before
  income taxes                     59,135          27,285         8,756        (2,079)       93,097

September 30, 1999
------------------
Total revenues                    314,145         144,361        13,123             -       471,629
Earnings (loss) before
  income taxes                     53,495          19,219         9,111        (3,250)       78,575

Total Identifiable Assets at
----------------------------
September 30, 2000                570,232          58,991       245,111        63,788       938,122
September 30, 1999                541,928          51,448       224,328        43,872       861,576

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Insurance Brokerage Services

The Insurance Brokerage Services segment includes Gallagher's retail, reinsurance and wholesale brokerage operations. Total revenues in the three and nine-month periods ended September 30, 2000 increased 6% to $124.8 million and 8% to $338.8 million, respectively, over the same periods in 1999. These increases are due primarily to new business production and rate increases offset by lost business and a reduction in revenue from national insurance revenue sharing programs.

Earnings before income taxes in the three and nine-month periods ended September 30, 2000 increased 1% to $29.3 million and 11% to $59.1 million over the same periods in 1999. These increases are due primarily to the new business production and rate increases mentioned above.

Risk Management Services

The Risk Management Services segment includes Gallagher's third party claims administration operations, which are principally engaged in providing claims management services for Gallagher's clients. Total revenues in the three and nine-month periods ended September 30, 2000 increased 20% to $60.7 million and 19% to $171.5 million over the respective periods in 1999 due primarily to strong new business production of $10.0 million in the third quarter of 2000 and $23.7 million in the first nine months of 2000.

Earnings before income taxes in the third quarter of 2000 increased over the third quarter of 1999 by 45% or $3.1 million to $9.9 million. In the first nine months of 2000, earnings before income taxes increased over the same period in 1999 by $8.1 million or 42% to $27.3 million. These increases are due primarily to the earnings leverage created by the increased revenues discussed above.

Financial Services

The Financial Services segment is responsible for Gallagher's diversified investment portfolio, which includes investment strategies-trading, marketable securities-available for sale, tax advantaged investments, investments accounted for using the equity method of accounting, real estate partnerships and notes receivable from investees.

In the third quarter and first nine months of 2000, revenues increased by $6.8 million or 221% to $9.8 million and $3.5 million or 27% to $16.6 million over the respective periods in 1999. Earnings before income taxes increased $3.6 million or 205% to $5.4 million in the third quarter of 2000 and decreased $0.4 million or 4% to $8.8 million for the nine-month period ended September 30, 2000. The increase in the third quarter is substantially due to the $5.4 million net gain on the installment sale of a synthetic fuel facility offset by incentive compensation linked to the performance of a portion Gallagher's investment portfolio. The decrease for the nine-month period is primarily due to a gain of $1.5 million from the sale of interests in limited partnerships that operate qualified affordable housing projects and to favorable results on funds invested with outside fund managers and investments accounted for using the equity method recorded in the second quarter of 1999.

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

                          ARTHUR J. GALLAGHER & CO.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of Gallagher. Cash generated from operating activities was $93.3 million and $67.5 million for the nine months ended September 30, 2000 and 1999, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

Gallagher had a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During the nine-month period ended September 30, 2000, Gallagher borrowed and repaid $10.0 million of short-term borrowings under the Credit Agreement. These borrowings were primarily used to finance a portion of Gallagher's operating and investment activity. In September 2000, Gallagher terminated this agreement.

Gallagher also had three line of credit facilities that totaled $45.0 million and were to expire on April 30, 2001. Periodically, Gallagher made short-term borrowings under these facilities to meet short-term cash flow needs. During the nine months ended September 30, 2000, Gallagher borrowed $35.0 million and repaid $50.0 million of short-term borrowings under these facilities, which was primarily used on a short-term basis to finance a portion of Gallagher's operating and investment activity. During the third quarter 2000, Gallagher paid the remaining loan balances under these facilities and terminated these agreements.

As of September 11, 2000, Gallagher and one of its subsidiaries entered into a three-year Revolving Credit Agreement (the "Revolving Credit Agreement") for loans and letters of credit with five banks. This agreement replaces the $20.0 million credit agreement and the $45.0 million line of credit facilities mentioned above. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. All letter of credit arrangements issued under the Revolving Credit Agreement are applied against the $50.0 million long-term facility in the determination of net funds available for future borrowing. As of September 30, 2000, under this agreement, Gallagher has contingently committed to funding $22.4 million through letter of credit arrangements related to one of its equity investments and to several of its other investments and insurance programs. The Revolving Credit Agreement requires the maintenance of certain financial covenants and Gallagher is in compliance with these covenants.

Through the first nine months of 2000, Gallagher paid $24.7 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors and quarterly dividends are declared after considering Gallagher's available cash from earnings and its known or anticipated cash needs. On October 13, 2000, Gallagher paid a third quarter dividend of $.23 per share to shareholders of record as of September 30, 2000, a 15% increase over the third quarter dividend per share in 1999.

Net capital expenditures were $11.7 million and $14.1 million for each of the nine-month periods ended September 30, 2000 and 1999 respectively. In 2000, Gallagher expects to make total expenditures for capital improvements of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a plan, that has been extended through June 30, 2001, to repurchase shares of its common stock. Through the first nine months of 2000, Gallagher repurchased 440,000 shares at a cost of $13.2 million. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the plan, Gallagher is authorized to repurchase approximately 1,894,000 additional shares through June 30, 2001. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
  ACT OF 1995

This quarterly report contains forward-looking statements. Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher's income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; Gallagher's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher's renewal business; Gallagher's operating results, return on investment and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and changes in income tax laws. Gallagher's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibit 10.8       -  Credit Agreement Dated as of September 11, 2000
                                Among Arthur J. Gallagher & Co., AJG Financial
                                Services, Inc., The Banks Party Hereto, Harris
                                Trust and Savings Bank, as Agent and Lead
                                Arranger, Citibank, N.A., as Co-Lead Arranger and Syndication Agent, and Bank of America, N.A.
                                as Co-Lead Arranger and Documentation Agent.

          Exhibit 10.8.1     -  Arthur J. Gallagher & Co. and AJG Financial
                                Services, Inc. First Amendment to Credit
                                Agreement Dated as of November 10, 2000.

          Exhibit 27.0       -  Financial Data Schedule (Unaudited).

     b.   Reports on Form 8-K.  No Reports on Form 8-K were filed during the nine-month period ended September 30, 2000.

                           ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2000.

                                       ARTHUR J. GALLAGHER & CO.



                                       /s/Michael J. Cloherty
                                       -------------------------
                                          Michael J. Cloherty
                                       Executive Vice President
                                        Chief Financial Officer



                                       /s/Jack H. Lazzaro
                                       -------------------------
                                            Jack H. Lazzaro
                                       Vice President - Finance
                                       Chief Accounting Officer