Form 10-K
period 2000-12-31
GALLAGHER ARTHUR J & CO
filed 2001-03-27
CIK 354190

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

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 28, 2001 was $1,974,584,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 28, 2001 was 79,670,000.

 Portions of documents incorporated by   Part of Form 10-K into which document
       reference into this report                   is incorporated

       ARTHUR J. GALLAGHER & CO.                        PART III

          2001 Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

  Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as "Gallagher" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the United States and abroad. Gallagher's principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. Gallagher believes that its ability to deliver a comprehensively structured risk management and brokerage service is one of its major strengths. In addition, Gallagher has a financial services operation that manages Gallagher's investment portfolio.

  Gallagher operates through a network of approximately 200 offices located throughout the United States and eight countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher's international operations include a Lloyd's of London broker and affiliated companies in London, England and other facilities in Australia, Bermuda, Canada, Scotland, Singapore, New Zealand and Papua New Guinea.

  Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Stock Split

  In November 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on January 18, 2001 to shareholders of record as of January 2, 2001. As a result of this action, par value of the common stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts appearing in this Annual Report on Form 10-K have been restated to give retroactive effect to the stock split for all periods presented.

Operating Segments

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting services for fee compensation related to clients' risk financing programs. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers. Financial Services is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. It combines the invested assets of Gallagher in order to maximize the return to the company. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

  The two major sources of operating revenues for Gallagher are commissions from insurance brokerage operations and service fees primarily from risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2000, is as follows (in thousands):

                                        2000           1999*          1998*
                                   --------------- -------------- --------------
                                             % of           % of           % of
                                    Amount   Total  Amount  Total  Amount  Total
                                   --------  ----- -------- ----- -------- -----
Commissions
  Insurance Brokerage Services.... $417,603    56  $390,984   60  $369,388   61
  Risk Management Services........    1,204    --        --   --       467   --
Fees
  Insurance Brokerage Services....   50,812     7    42,424    6    40,539    7
  Risk Management Services........  229,557    31   192,853   29   172,377   28
Investment income and other
  Insurance Brokerage Services....   15,853     3     9,610    1    10,801    2
  Risk Management Services........    1,534    --       769   --       996   --
  Financial Services..............   24,130     3    19,764    4     9,142    2
  Corporate.......................      (97)   --        --   --        --   --
                                   --------   ---  --------  ---  --------  ---
  Total revenues.................. $740,596   100  $656,404  100  $603,710  100
                                   ========   ===  ========  ===  ========  ===

--------
   *Restated for twelve 2000 acquisitions accounted for as poolings of interests. See Note 2 to the Consolidated Financial Statements for a summary of the effects of these restatements on the 1999 and 1998 consolidated financial statements.

  See Note 14 to the Consolidated Financial Statements for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 2000, 1999 and 1998.

  Gallagher's revenues vary significantly from quarter to quarter as a result of the timing of policy inception dates, which traditionally are heaviest in the third quarter, whereas expenses are fairly uniform throughout the year. See
Note 13 to the Consolidated Financial Statements for unaudited quarterly operating results for 2000 and 1999.

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

  Gallagher Bassett provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management, property appraisals and insurance related investigative services on a totally integrated or select, stand-alone basis. Gallagher Bassett provides these services for Gallagher's clients through a network of over 120 service offices located throughout the United States, Canada, England, Scotland, Australia, New Zealand and Papua New Guinea.

  Gallagher Bassett primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher's Insurance Brokerage Services. Gallagher Bassett also markets these services to Insurance Brokerage Services' clients who are interested in risk management related services.

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

Financial Services

  The Financial Services segment is primarily responsible for Gallagher's diversified investment portfolio which includes investment strategies-trading, marketable securities-available for sale, tax advantaged investments, investments accounted for using the equity method, real estate partnerships and notes receivable from investees. It combines the invested assets of Gallagher in order to maximize the return to the company.

  Tax advantaged investments represent amounts invested by Gallagher in limited partnerships that operate qualified affordable housing or alternative energy projects. Gallagher receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. Investments in real estate partnerships primarily represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several subsidiary operations, and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. Notes receivable from investees represent secured loans made by Gallagher to several of its equity and limited partnership investments.

International Operations

  Total revenues by geographic area for each of the three years in the period ended December 31, 2000 are as follows (in thousands):

                                        2000          1999*          1998*
                                   -------------- -------------- --------------
                                            % of           % of           % of
                                    Amount  Total  Amount  Total  Amount  Total
                                   -------- ----- -------- ----- -------- -----
United States..................... $677,515   91  $607,447   93  $558,946   93
Foreign, principally United
 Kingdom, Australia and Bermuda...   63,081    9    48,957    7    44,764    7
                                   --------  ---  --------  ---  --------  ---
  Total revenues.................. $740,596  100  $656,404  100  $603,710  100
                                   ========  ===  ========  ===  ========  ===

--------
*Restated for twelve 2000 acquisitions accounted for as poolings of interests.

  The Insurance Brokerage Services segment's international operations are principally comprised of a Lloyd's of London broker and an insurance brokerage and risk management joint venture in the United Kingdom; an insurance brokerage operation and a "rent-a-captive" insurance company facility in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in more than 100 countries around the world.

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

  Risk Management Partners Ltd. (RMP) is a 50% owned joint venture between Gallagher and Munich-American Re Corporation that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed seven years ago and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

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

  Gallagher has ownership interests in two Bermuda-based insurance companies that operate "rent-a-captive" facilities; Artex Insurance Company Ltd., a partially owned joint venture, and Protected Insurance Company, a wholly owned subsidiary. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created to insure risk and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

  Arthur J. Gallagher Australasia Pty Ltd. is a 60% owned joint venture of Gallagher that is headquartered in Sydney, Australia. This subsidiary provides reinsurance placements for Australia and New Zealand insurance companies and speciality programs. Gallagher's reinsurance intermediary operations in Singapore are not material to Gallagher's Insurance Brokerage Services segment.

  Insurance Brokerage Services also has relationships with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in more than 100 countries around the world, Gallagher is able to fully serve its clients' coverage and service needs wherever their operations are located.

  The Risk Management Services segment's international operations are principally comprised of risk management companies in London, Australia, New Zealand and Papua New Guinea.

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

  Wyatt Gallagher Bassett Pty Ltd is a 50% owned joint venture of Gallagher Bassett that is headquartered in Brisbane, Australia with facilities located throughout Australia, New Zealand and Papua New Guinea. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australasia.

  Gallagher also has risk management service facilities in Canada that are not material to Gallagher's Risk Management Services segment.

  See Notes 12 and 14 to the Consolidated Financial Statements for additional financial information related to Gallagher's foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 2000, 1999 and 1998.

Markets and Marketing

  A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. In addition, Gallagher's clients include large United States and multinational corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals, although this portion of the business is not material to Gallagher's operations. Gallagher services its clients through its network of approximately 200 offices in the United States and eight countries abroad. No material part of Gallagher's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on Gallagher. In 2000, the largest single customer represented less than 2% of total revenues.

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

Competition

  Gallagher believes it is the fourth largest insurance broker worldwide in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with Gallagher in every area of its business. Two competing firms are significantly larger and have several times the commission and/or fee revenues of Gallagher. There are firms in a particular region or locality that are as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

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

2000 Acquisitions

  In 2000, Gallagher acquired fourteen insurance brokerage firms and two benefits consulting companies.

  On November 30, 2000, Gallagher acquired substantially all of the net assets of Persing, Dyckman & Toynbee, Inc., a Washington corporation engaged in the insurance brokerage and services business in exchange for 246,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals entered into three-year employment agreements with Gallagher and two key employees entered into two-year employment agreements with Gallagher.

  On November 30, 2000, Gallagher acquired substantially all of the net assets of Castle Insurance Associates, Inc., a Massachusetts corporation engaged in the insurance brokerage and services business in exchange for 144,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Four principals and one key employee entered into three-year employment agreements with Gallagher.

  On November 30, 2000, Gallagher acquired substantially all of the net assets of SiliconInsurance, Inc., an Illinois corporation engaged in the insurance brokerage and services business in exchange for 33,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal entered into a two-year employment agreement with Gallagher.

  On August 31, 2000, Gallagher acquired substantially all of the net assets of John P. Woods Co., Inc., a New Jersey corporation engaged in the reinsurance brokerage and services business in exchange for 1,816,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Fourteen principals entered into three-year employment agreements with Gallagher.

  On August 31, 2000, Gallagher acquired substantially all of the net assets of Atlantic Risk Management Corporation, a Maryland corporation engaged in the insurance brokerage and services business in exchange for 208,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals and two key employees entered into three-year employment agreements with Gallagher.

  On August 31, 2000, Gallagher acquired substantially all of the net assets of
R. G. Speno, Inc., a California corporation engaged in the insurance brokerage and services business in exchange for 88,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with Gallagher and a key employee entered into a two-year employment agreement with Gallagher.

  On August 31, 2000, Gallagher acquired substantially all of the net assets of Murphy Consultants, an Illinois company engaged in the benefits insurance business in exchange for 58,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal and a key employee entered into three-year employment agreements with Gallagher.

  On May 31, 2000, Gallagher acquired substantially all of the net assets of Universico Group, Ltd., a Michigan corporation engaged in the insurance brokerage and services business in exchange for 292,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Four principals and a key employee entered into three-year employment agreements with Gallagher and four key employees entered into two-year employment agreements with Gallagher.

  On May 31, 2000, Gallagher acquired substantially all of the net assets of Davis-Poston & Associates, Inc., a Texas corporation engaged in the insurance brokerage and services business in exchange for 150,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals entered into three-year employment agreements with Gallagher and three principals entered into nineteen-month employment agreements with Gallagher.

  On May 31, 2000, Gallagher acquired substantially all of the net assets of Bultman/Bell Associates, Inc., a South Carolina corporation engaged in the insurance brokerage and services business in exchange for 136,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals entered into three-year employment agreements with Gallagher.

  On May 1, 2000, Gallagher acquired substantially all of the net assets of Joe
E. Martin, Inc., a Missouri corporation engaged in the benefits insurance business in exchange for an initial cash payment of $340,000. This acquisition was accounted for as a purchase. The principal entered into a three-year employment agreement with Gallagher.

  On February 29, 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. This acquisition was accounted for as a purchase. Eight principals and seven key employees entered into three-year employment agreements with Gallagher.

  On February 29, 2000, Gallagher acquired substantially all of the net assets of R. L. Youngdahl & Associates, Inc., a Minnesota corporation engaged in the insurance brokerage and services business in exchange for 138,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher and one key employee entered into a two-year employment agreement with Gallagher.

  On February 29, 2000, Gallagher acquired substantially all of the net assets of Rebholz Insurance Agency, Inc., a Missouri corporation engaged in the insurance brokerage and services business in exchange for 84,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals entered into three-year employment agreements with Gallagher.

  On February 29, 2000, Gallagher acquired substantially all of the net assets of Towle Agency, Inc., a Minnesota corporation engaged in the insurance brokerage and services business in exchange for 74,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals entered into three-year employment agreements with Gallagher and two key employees entered into two-year employment agreements with Gallagher.

  On February 29, 2000, Gallagher acquired substantially all of the net assets of Powell Insurance Services, Inc., an Illinois corporation engaged in the insurance brokerage and services business in exchange for 39,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with Gallagher.

  For the 2000 acquisitions accounted for as poolings of interests, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. See Note 2 to the Consolidated Financial Statements for a summary of the effects of these restatements on the 1999 and 1998 consolidated financial statements.

2001 Acquisitions

  The following acquisitions have occurred since December 31, 2000:

  On February 28, 2001, Gallagher acquired substantially all of the net assets of MDM Insurance Associates, Inc., a California corporation engaged in the insurance brokerage and services business in exchange for 752,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Three principals entered into three-year employment agreements with Gallagher and ten key employees entered into two-year employment agreements with Gallagher.

  On February 28, 2001, Gallagher acquired substantially all of the net assets of SKANCO International, Ltd., an Arizona corporation engaged in the insurance brokerage and services business in exchange for 263,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Two principals entered into three-year employment agreements with Gallagher.

  On February 28, 2001, Gallagher acquired substantially all of the net assets of Madison Scott & Associates, Inc., a Texas corporation engaged in the benefits insurance business in exchange for 34,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. The principal entered into a three-year employment agreement with Gallagher.

  Gallagher believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

  Gallagher is considering and intends to consider from time to time additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions and has received signed, non-binding letters of intent from four acquisition candidates. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

  As of December 31, 2000, Gallagher employed approximately 5,200 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

Item 2. Properties.

  Gallagher's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 225,000 square feet of space. The lease commitment on this property expires February 28, 2006. In September 2000, Gallagher acquired an equity interest in the limited partnership that owns the Two Pierce Place property. Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 11 to the Consolidated Financial Statements for information with respect to Gallagher's lease commitments at December 31, 2000.

Item 3. Legal Proceedings.

  Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect, individually or in the aggregate, on Gallagher's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during Gallagher's fourth fiscal quarter ended December 31, 2000.

Item 4A. Executive Officers of the Registrant.

  The executive officers of Gallagher are as follows:

            Name            Age                       Position and Year First Elected
            ----            ---                       -------------------------------
 J. Patrick Gallagher, Jr..  49   President since 1990, Chief Executive Officer since 1995
 Michael J. Cloherty.......  53   Executive Vice President since 1996, Chief Financial Officer since 1981 and Vice President--Finance 1981-1996
 James J. Braniff III......  61   Vice President since 1995
 James W. Durkin, Jr.......  51   Vice President since 1985
 David E. McGurn, Jr.......  47   Vice President--Specialty Marketing & International since 1996,
                                   Vice President from 1993 to 1996
 Richard J. McKenna........  54   Vice President since 1994

  Each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

  Gallagher's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of Gallagher's common stock for the two-year period January 1, 1999 through December 31, 2000 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing. All of the information in the table has been adjusted to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, that was declared in November 2000 and paid on January 18, 2001.

                                                                      Dividends
                                                                       Declared
                                                                      Per Common
Quarterly Periods                                      High     Low     Share
-----------------                                     ------- ------- ----------
2000
----
  First.............................................. $16.438 $11.531      $.115
  Second.............................................  21.719  14.938       .115
  Third..............................................  30.250  20.063       .115
  Fourth.............................................  34.250  25.219       .115
1999
----
  First.............................................. $12.656 $10.563      $.100
  Second.............................................  12.609  11.500       .100
  Third..............................................  14.125  12.313       .100
  Fourth.............................................  16.563  12.313       .100

  As of February 28, 2001, there were approximately 660 holders of record of Gallagher's common stock.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. Selected Financial Data.

                           ARTHUR J. GALLAGHER & CO.

                        GROWTH RECORD: 1991-2000(a)(b)

                                           Average
                                           Annual  ----------------------------
(in thousands, except per share and        Growth     2000      1999     1998
employee data)                             ------- ---------- -------- --------
Revenue Data
  Commissions.............................         $  418,807 $390,984 $369,855
  Fees....................................            280,369  235,277  212,916
  Investment income and other.............             41,420   30,143   20,939
                                                   ---------- -------- --------
  Total revenues..........................         $  740,596 $656,404 $603,710
  Dollar growth...........................         $   84,192 $ 52,694 $ 38,240
  Percent growth..........................     9%         13%       9%       7%
                                           ------  ---------- -------- --------
Pretax Earnings Data
  Pretax earnings.........................         $  125,394 $108,094 $ 86,993
  Dollar growth...........................         $   17,300 $ 21,101 $  1,172
  Percent growth..........................    14%         16%      24%       1%
  Pretax earnings as a percentage of total
   revenues...............................                17%      16%      14%
                                           ------  ---------- -------- --------
Net Earnings Data
  Net earnings............................         $   87,776 $ 70,250 $ 58,683
  Dollar growth...........................         $   17,526 $ 11,567 $    960
  Percent growth..........................    14%         25%      20%       2%
  Net earnings as a percentage of total
   revenues...............................                12%      11%      10%
                                           ------  ---------- -------- --------
Net Earnings Per Share Data
  Shares outstanding at year end..........             79,497   77,114   76,126
  Net earnings per share (c)..............         $     1.05 $    .87 $    .74
  Percent growth..........................    13%         21%      18%      (3%)
                                           ------  ---------- -------- --------
Employee Data
  Number at year end......................              5,201    4,906    4,721
  Number growth...........................                295      185      267
  Percent growth..........................     5%          6%       4%       6%
  Total revenues per employee (d).........         $      142 $    134 $    128
  Net earnings per employee (d)...........         $       17 $     14 $     12
                                           ------  ---------- -------- --------
Common Stock Dividend Data
  Dividends declared per common share (e).         $      .46 $    .40 $    .35
  Total dividends declared................         $   35,539 $ 29,202 $ 24,218
  Percent of same year net earnings.......                40%      42%      41%
                                           ------  ---------- -------- --------
Balance Sheet Data
  Total assets............................         $1,062,298 $935,709 $795,498
  Long-term debt less current portion.....                --       --       --
  Total stockholders' equity..............         $  314,372 $249,750 $210,402
                                           ------  ---------- -------- --------
Return On Beginning Stockholders' Equity..                35%      33%      33%

Notes:
(a) The financial information for all periods prior to 2000 has been restated for twelve 2000 acquisitions accounted for using the pooling of interests method.
(b) All information relating to shares of common stock of Gallagher has been adjusted to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, that was declared in November 2000 and paid on January 18, 2001.
(c) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(d) Based on the number of employees at year end.
(e) Based on the total dividends declared on a share of common stock outstanding during the entire year.

                           Years Ended December 31,
--------------------------------------------------------------------------------
  1997        1996        1995        1994        1993        1992        1991
--------    --------    --------    --------    --------    --------    --------
$343,826    $333,325    $323,184    $300,343    $269,412    $247,576    $239,033
 185,642     176,048     165,759     146,928     134,116     115,203      95,998
  36,002      26,321      24,929      15,827      22,383      18,482      16,035
--------    --------    --------    --------    --------    --------    --------
$565,470    $535,694    $513,872    $463,098    $425,911    $381,261    $351,066
$ 29,776    $ 21,822    $ 50,774    $ 37,187    $ 44,650    $ 30,195    $ 20,364
      6%          4%         11%          9%         12%          9%          6%
--------    --------    --------    --------    --------    --------    --------
$ 85,821    $ 69,715    $ 71,914    $ 63,756    $ 57,472    $ 41,670    $ 35,116
$ 16,106    $ (2,199)   $  8,158    $  6,284    $ 15,802    $  6,554    $ (2,090)
     23%         (3%)        13%         11%         38%         19%         (6%)
     15%         13%         14%         14%         13%         11%         10%
--------    --------    --------    --------    --------    --------    --------
$ 57,723    $ 46,622    $ 45,187    $ 40,675    $ 34,730    $ 25,996    $ 24,068
$ 11,101    $  1,435    $  4,512    $  5,945    $  8,734    $  1,928    $   (982)
     24%          3%         11%         17%         34%          8%         (4%)
     10%          9%          9%          9%          8%          7%          7%
--------    --------    --------    --------    --------    --------    --------
  74,214      73,678      73,966      74,790      76,410      74,190      74,996
$    .76    $    .61    $    .58    $    .53    $    .44    $    .34    $    .31
     25%          5%          9%         20%         29%         10%         (4%)
--------    --------    --------    --------    --------    --------    --------
   4,454       4,548       4,494       4,139       3,943       3,683       3,481
     (94)         54         355         196         260         202         127
     (2%)         1%          9%          5%          7%          6%          4%
$    127    $    118    $    114    $    112    $    108    $    104    $    101
$     13    $     10    $     10    $     10    $      9    $      7    $      7
--------    --------    --------    --------    --------    --------    --------
$    .31    $    .29    $    .25    $    .22    $    .18    $    .16    $    .16
$ 20,408    $ 18,399    $ 15,270    $ 13,209    $ 10,808    $  8,767    $  8,439
     35%         39%         34%         32%         31%         34%         35%
--------    --------    --------    --------    --------    --------    --------
$722,185    $659,185    $628,194    $582,163    $604,324    $547,939    $530,095
     --        1,130       2,260       3,390      28,166      23,888      24,432
$176,782    $146,894    $136,570    $115,263    $135,772    $106,708    $101,036
--------    --------    --------    --------    --------    --------    --------
     39%         34%         39%         30%         33%         26%         24%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  Fluctuations in premiums charged by insurance companies have a direct and potentially material effect on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. For more than a decade and into 1999, lower premium rates prevailed among property/casualty insurance carriers resulting in heavy competition for market share. This "soft market" (i.e., lower premium rates) generally resulted in flat or reduced renewal commissions.

  In recent years, natural catastrophes have resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, have resulted in fewer insurance companies. Increased property replacement costs and increasingly large litigation awards have caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. In spite of these forces, there have been mitigating factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result is property/casualty premium rates have remained low through mid-1999.

  Underwriting losses and the downward turn in equity markets in 2000 have placed insurers in the situation of having to replenish depleted reserves. To accomplish this, many carriers began to increase premium rates in the latter part of 1999 and throughout 2000, across many sectors of the insurance marketplace. These increases are viewed as a "hardening of the market" (i.e., higher premium rates), and generally, result in increased commission revenues. Although a hardening market contributes positively to Gallagher's results, the longevity of a hard market and its effect on Gallagher's business are difficult to predict.

  Though inflation tends to increase the levels of insured values and risk exposures, premium rates have historically had a greater effect on Gallagher's revenues than inflation.

  Because of rising insurance costs, management believes there is a trend for certain "risk" buyers to move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales in the areas of risk management, claims management, insurance captive and self-insurance services will continue to be a major factor in Gallagher's fee revenue growth during 2001. Gallagher continues to look to the future and to pursue expansion not only in the core segments of Insurance Brokerage and Risk Management Services, but also within Financial Services. Management believes these areas continue to hold opportunities for diversification and profitable growth.

Results of Operations--Consolidated

  Gallagher's results of operations for periods prior to 2000 have been restated for acquisitions accounted for as poolings of interests as if they had operated as part of Gallagher prior to the date of merger. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on year-to-year comparisons, see Note 2 to the Consolidated Financial Statements.

  Commission revenues increased by $27.8 million or 7% in 2000. This increase generated by the Insurance Brokerage Services segment is the result of new business and rate increases partially offset by lost business and a reduction in revenue from national insurance revenue sharing programs. Commission revenues increased by $21.2 million or 6% in 1999. This increase was the result of new business production partially offset by lost business.

  Fee revenues increased by $45.1 million or 19% in 2000. This increase, generated primarily from the Risk Management Services segment, resulted from strong new business production of $41.4 million and renewal rate increases and favorable retention rates on existing business partially offset by lost business of $13.2 million.

Fee revenues increased by $22.4 million or 11% in 1999. This increase, also generated primarily from Risk Management Services, resulted from new business production of $42.5 million and favorable retention rates on existing business partially offset by lost business of $22.7 million.

  Investment income and other increased by $11.3 million or 37% in 2000 due primarily to $9.2 million in income related to Gallagher's alternative energy related investments, and higher returns on fiduciary income investments. Investment income and other increased $9.2 million or 44% in 1999. This increase was due primarily to higher returns on Gallagher's independently managed investment portfolio which was positively affected by robust equity markets during 1999 and a gain of $3.0 million recognized in 1999 which resulted from the sale of a portion of its interests in limited partnerships that operate qualified affordable housing projects.

  Salaries and employee benefits increased by $42.7 million or 13% in 2000 due primarily to a 6% increase in employee head count, salary increases, increases in incentive compensation linked to Gallagher's overall operating results and the performance of a portion of Gallagher's investment portfolio and the annualized effect of prior year new hires along with a corresponding increase in employee benefit expenses. In 1999, salaries and employee benefits increased by $23.0 million or 7% due to salary increases, the annualized effect of prior year new hires and a 4% increase in employee head count along with a corresponding increase in employee benefit expenses.

  Other operating expenses increased by $24.1 million or 12% in 2000 due primarily to increases in professional fees related to acquisition activity and investment projects, management fees related to positive investment results, commissions paid to sub-brokers, write-off of doubtful accounts, increased leased space, temporary help needed to service the new risk management and claims business and travel and entertainment. Other operating expenses increased by $8.6 million or 4% in 1999 due primarily to temporary personnel costs for new business, technology upgrades, office consolidation expenses, commissions paid to sub-brokers and increases associated with travel and entertainment.

  Gallagher's effective income tax rates were 30.0%, 35.0% and 32.5% in 2000, 1999 and 1998, respectively. These rates include the effect of benefits generated by tax advantaged investments which are partially offset by state and foreign taxes. See Note 12 to the Consolidated Financial Statements.

  Gallagher's foreign operations recorded earnings before income taxes of $7.9 million, $5.0 million and $5.3 million in 2000, 1999 and 1998, respectively. The increase in 2000 is due primarily to new business and the $1.2 million write-off in 1999 of intangible assets associated with lost business. The decrease in 1999 is due primarily to new business offset by the intangible asset write-off just described. See Notes 12 and 14 to the Consolidated Financial Statements.

  Gallagher's revenues vary from quarter-to-quarter generally as a result of the timing of policy inception dates which traditionally are heaviest in the third quarter. Expenses, on the other hand, are fairly uniform throughout the year. See Note 13 to the Consolidated Financial Statements.

Results of Operations--Segment Information

  As discussed in Note 14 to the Consolidated Financial Statements, Gallagher operates in three business segments; Insurance Brokerage Services, Risk Management Services and Financial Services, as well as a Corporate segment.

  The Insurance Brokerage Services segment includes Gallagher's retail, reinsurance and wholesale brokerage operations. Total revenues in 2000 were $484.3 million, a 9% increase over 1999. This increase is due primarily to new business production offset by lost business. Domestic revenues of $443.7 million were up 8% over 1999. Revenues in 2000 from foreign operations, principally in the United Kingdom and Bermuda, were up 22% or $7.3 million over 1999 with $2.2 million attributable to the 2000 acquisition of MBR Pty

Limited. Earnings before income taxes in 2000 increased 17% over 1999 principally as a result of increased revenues. Total revenues in 1999 were $443.0 million, an increase of 5% over 1998. This increase again is due to new business production partially offset by lost business. Domestic revenues of $409.8 million were up 6% over 1998 mainly due to new business partially offset by lost business. Revenues in 1999 from foreign operations, primarily in the United Kingdom and Bermuda, were up 3% over 1998 mainly due to new business partially offset by lost business. Earnings before income taxes of $78.4 million in 1999 increased 12% over 1998 due mainly to increased revenues.

  The Risk Management Services segment includes Gallagher's third party claims administration operations which are principally engaged in providing claims management services. Total revenues in 2000 were $232.3 million or 20% over 1999 due to strong new business production and favorable retention rates on existing business. Domestic revenues of $210.4 million in 2000 were up 17% over 1999 due primarily to new business and substantially less lost business than in 1999. In 2000, foreign revenues of $21.9 million, principally from the United Kingdom and Australia, increased 57% over 1999 due to new business production and a significant increase in revenues from Australian operations for claims work performed as a result of tainted aviation fuel in Australia. Earnings before income taxes in 2000 of $33.2 million increased 43% over 1999 due primarily to revenue increases and moderate increases in expenses. Total revenues in 1999 were $193.6 million or 11% over 1998 due mainly to new business production. In 1999, domestic revenues increased 11% over 1998 due primarily to new business partially offset by lost business. In 1999, foreign revenues of $13.9 million, principally from the United Kingdom and Australia, increased 16% over 1998 due principally to new business partially offset by revenues from Australian operations for claims work performed as a result of a pervasive and extended power outage in New Zealand in 1998. Earnings before income taxes in 1999 increased 42% over 1998 due primarily to increased revenues offset by a moderate increase in expenses.

  The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. It combines the invested assets of Gallagher in order to maximize the return to the company. Revenues in 2000 were $24.1 million or 22% more than revenues in 1999. This increase is due primarily to $9.2 million of income related to Gallagher's alternative energy related investments, and higher returns on short-term investments. Earnings before income taxes decreased $532,000 or 4% from 1999 due primarily to increases in incentive compensation linked to the performance of a portion of Gallagher's investment portfolio and increased management fees associated with positive investment results for Gallagher's independently managed investment portfolio. Revenues in 1999 increased 116% over 1998 and earnings before income taxes in 1999 increased 184% over 1998. These increases were due primarily to more favorable returns on funds invested with independent managers and the effect of the $3.0 million gain recognized in 1999 which resulted from the sale of a portion of its interests in limited partnerships that operate qualified affordable housing projects.

  The Corporate segment consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Only revenues not attributable to one of the three operating segments are recorded in Corporate. All costs are generated in the United States.

Financial Condition and Liquidity

  The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable, and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of the company. Cash generated from operating activities was $136.2 million, $73.0 million and $59.6 million in 2000, 1999 and 1998, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from year to year. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

  Gallagher had a $20.0 million unsecured revolving credit agreement (the "Credit Agreement") requiring repayment of any loans under the agreement no later than June 30, 2001. During 2000 and 1999, Gallagher borrowed and repaid $10.0 million and $20.0 million, respectively, of short-term borrowings under the Credit Agreement. These borrowings were primarily used to finance a portion of Gallagher's operating and investment activity. In September 2000, Gallagher terminated this agreement.

  Gallagher also had three line of credit facilities totaling $45.0 million that were to expire on April 30, 2001. Periodically, Gallagher made short-term borrowings under these facilities to meet short-term cash flow needs and had a balance of $15.0 million outstanding at December 31, 1999. During 2000, Gallagher borrowed $35.0 million and repaid $50.0 million of borrowings under these facilities. During 1999, Gallagher borrowed $78.5 million and repaid $78.5 million of short-term borrowings under these facilities. The repayments satisfied all remaining loan balances under these facilities and these agreements were terminated in September 2000. Borrowings under these facilities were primarily used to finance a portion of Gallagher's operating and investment activities.

  As of September 11, 2000, Gallagher and one of its significant subsidiaries entered into a three-year unsecured Revolving Credit Agreement (the "Revolving Credit Agreement") for loans and letters of credit with a group of five financial institutions. This agreement replaces the $20.0 million Credit Agreement and the $45.0 million line of credit facilities mentioned above. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. All letter of credit arrangements issued under the Revolving Credit Agreement are applied against the $50.0 million long-term facility in the determination of net funds available for future borrowing. As of December 31, 2000, under this agreement, Gallagher has contingently committed to funding $41.7 million through letter of credit arrangements related to certain of its investments and insurance programs. The Revolving Credit Agreement requires the maintenance of certain financial covenants and Gallagher is in compliance with these covenants.

  Gallagher paid $33.8 million in cash dividends on its common stock in 2000. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. In each quarter of 2000, Gallagher paid a dividend of $.115 per share which was $.015 or 15% greater than each quarterly dividend in 1999.

  Net capital expenditures were $14.6 million, $17.0 million and $14.0 million in 2000, 1999 and 1998, respectively. In 2001, Gallagher expects to make expenditures for capital improvements of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

  In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2001. Under the plan, Gallagher has repurchased 1,500,000 shares at a cost of $31.3 million, 1,524,000 shares at a cost of $18.4 million and 860,000 shares at a cost of $8.7 million in 2000, 1999 and 1998, respectively. The repurchased shares are held for reissuance in connection with exercises of options under Gallagher's stock option plans. Gallagher is authorized to repurchase, under the provisions of the plan, approximately 3.2 million additional shares through June 30, 2001. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  Effective with changes in the United States federal income tax laws in 1997, Gallagher no longer provides for federal income taxes on the undistributed earnings of its foreign subsidiaries which are considered permanently invested outside the United States. At December 31, 2000, Gallagher had $29.0 million of undistributed earnings from its foreign subsidiaries. See Note 12 to the Consolidated Financial Statements. Although not considered available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Gallagher is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at December 31, 2000 and 1999, that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher's view of changes that are reasonably possible over a one year period. This discussion of market risks related to Gallagher's consolidated balance sheets includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher's estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

  Gallagher has a comprehensive and diversified investment portfolio. Gallagher's invested assets are held as cash and cash equivalents, investment strategies--trading and marketable securities--available for sale. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

  The fair value of Gallagher's cash and cash equivalents investment portfolio at December 31, 2000 and 1999 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair value was not materially different from the carrying values at December 31, 2000 and 1999, respectively.

  At December 31, 2000 and 1999, the fair value of Gallagher's investment strategies--trading portfolio was $59.9 million and $63.9 million, respectively. From an investment management perspective, this portfolio, which is managed by several independent fund managers, consists of two different components: an equity portfolio of $8.1 million and $7.6 million and an alternative investment strategies portfolio of $51.8 million and $56.3 million at December 31, 2000 and 1999, respectively.

  The equity portfolio is subject to equity price risk. It is not hedged, consists of common stocks and is primarily managed to produce realized gains for Gallagher. The estimated potential loss in fair value of this equity component resulting from a hypothetical decrease in prices quoted by stock exchanges of 10% would be approximately $810,000 and $760,000 at December 31, 2000 and 1999, respectively.

  Gallagher's alternative investment strategies portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher's exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments' underlying principal balances. The independent fund managers for these alternative investment strategies hedge their strategies by "selling short" common equity securities in order to mitigate the effects of changes in equity prices thereby making any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at December 31, 2000 and 1999, respectively.

  The fair value of Gallagher's marketable securities--available for sale portfolio was $23.3 million ($4.2 million less than its aggregate amortized cost) and $20.3 million ($4.4 million less than its aggregate amortized cost) at December 31, 2000 and 1999, respectively. The overall objective of this portfolio is to provide Gallagher with a stable after tax yield. This portfolio, which is not hedged, consists primarily of dividend yielding preferred stocks. Accordingly, this portfolio is more sensitive to interest rate risk than it is to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one percentage point increase in short-term interest rates would be approximately $2.7 million and $2.2 million at December 31, 2000 and 1999, respectively.

  At December 31, 1999, the fair value of Gallagher's borrowings under the line of credit facilities approximated the carrying value due to their short-term duration and variable interest rates. These agreements were terminated in September 2000 and replaced by the Revolving Credit Agreement. At December 31, 2000,
there were no borrowings under this agreement. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical one percentage point decrease in Gallagher's weighted average short-term borrowing rate at December 31, 1999 and the resulting fair value was not materially different from the year end carrying value.

  Gallagher is subject to foreign currency exchange rate risk primarily due to the fact that its United Kingdom based subsidiaries incur expenses denominated in British pounds while receiving their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. The foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2000 and 1999 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $2.8 million and $2.9 million, respectively. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management's opinion that this foreign currency exchange risk is not material to Gallagher's consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a "balanced book" which minimizes the effects of currency fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Pages
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statements of Earnings.....................................    21
  Consolidated Balance Sheets.............................................    22
  Consolidated Statements of Cash Flows...................................    23
  Consolidated Statements of Stockholders' Equity.........................    24
  Notes to Consolidated Financial Statements.............................. 25-42
Management's Report.......................................................    43
Report of Independent Auditors............................................    44

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
Operating Results
Revenues:
  Commissions.......................................  $418,807 $390,984 $369,855
  Fees..............................................   280,369  235,277  212,916
  Investment income and other.......................    41,420   30,143   20,939
                                                      -------- -------- --------
    Total revenues..................................   740,596  656,404  603,710
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   384,164  341,421  318,408
  Other operating expenses..........................   231,038  206,889  198,309
                                                      -------- -------- --------
    Total expenses..................................   615,202  548,310  516,717
                                                      -------- -------- --------
Earnings before income taxes........................   125,394  108,094   86,993
Provision for income taxes..........................    37,618   37,844   28,310
                                                      -------- -------- --------
    Net earnings....................................  $ 87,776 $ 70,250 $ 58,683
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.12 $    .92 $    .78
Net earnings per common and common equivalent share.      1.05      .87      .74
Dividends declared per common share.................       .46      .40      .35




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
                                                             (in thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $   99,904  $ 72,153
  Restricted cash........................................    158,228   129,194
  Premiums and fees receivable...........................    405,164   373,478
  Investment strategies--trading.........................     59,945    63,857
  Other..................................................     54,481    45,717
                                                          ----------  --------
    Total current assets.................................    777,722   684,399
Marketable securities--available for sale................     23,306    20,274
Deferred income taxes....................................     46,775    21,625
Other noncurrent assets..................................    158,528   155,324

Fixed assets.............................................    120,361   123,166
Accumulated depreciation and amortization................    (80,325)  (83,133)
                                                          ----------  --------
    Net fixed assets.....................................     40,036    40,033
Intangible assets--net...................................     15,931    14,054
                                                          ----------  --------
                                                          $1,062,298  $935,709
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Premiums payable to insurance companies................ $  562,166  $499,605
  Accrued salaries and bonuses...........................     36,326    23,385
  Accounts payable and other accrued liabilities.........     98,467    96,759
  Unearned fees..........................................     18,983    15,537
  Income taxes payable...................................      9,786     9,116
  Other..................................................      3,023    22,732
                                                          ----------  --------
    Total current liabilities............................    728,751   667,134
Other noncurrent liabilities.............................     19,175    18,825
Stockholders' equity:
  Common stock--issued and outstanding 79,497 shares in
   2000 and 77,114 shares in 1999........................     79,497    77,114
  Capital in excess of par value.........................        --    (13,290)
  Retained earnings......................................    237,373   188,595
  Accumulated other comprehensive earnings (loss)........     (2,498)   (2,669)
                                                          ----------  --------
    Total stockholders' equity...........................    314,372   249,750
                                                          ----------  --------
                                                          $1,062,298  $935,709
                                                          ==========  ========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                         (in thousands)
Cash flows from operating activities:
  Net earnings................................... $ 87,776  $ 70,250  $ 58,683
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other............   (2,006)   (6,011)   (4,144)
    Gain on sales of operations..................   (1,823)      --        --
    Depreciation and amortization................   16,316    16,613    13,394
    (Increase) decrease in restricted cash.......  (29,034)  (31,103)    3,028
    Increase in premiums receivable..............  (27,839)  (70,588)  (56,100)
    Increase in premiums payable.................   62,561    98,625    37,520
    Decrease (increase) in trading investments--
     net.........................................    5,784    (4,021)    6,963
    (Increase) decrease in other current assets..   (2,141)   (6,125)    6,126
    Increase in accrued salaries and bonuses.....   12,941       323     3,382
    Decrease in accounts payable and other
       accrued liabilities.......................   (1,214)   (1,258)     (616)
    Increase (decrease) in income taxes payable..      670    (3,639)    1,907
    Tax benefit from issuance of common stock....   20,027     5,502     4,273
    Net change in deferred income taxes..........  (30,629)      749    (4,872)
    Other........................................   24,840     3,638    (9,932)
                                                  --------  --------  --------
      Net cash provided by operating activities..  136,229    72,955    59,612
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............  (25,832)  (44,009)  (33,331)
  Proceeds from sales of marketable securities...   22,471    39,778    47,665
  Proceeds from maturities of marketable
   securities....................................      762     1,495     2,600
  Net additions to fixed assets..................  (14,568)  (17,000)  (13,957)
  Proceeds from sales of operations..............    2,334       --        --
  Other..........................................  (38,144)  (20,833)  (52,280)
                                                  --------  --------  --------
      Net cash used by investing activities......  (52,977)  (40,569)  (49,303)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........   27,837    16,029    13,655
  Repurchases of common stock....................  (31,344)  (18,428)   (8,651)
  Dividends paid.................................  (33,759)  (28,010)  (23,185)
  Retirement of long-term debt...................      --        --     (1,130)
  Borrowings on line of credit facilities........   45,000    98,500    75,000
  Repayments on line of credit facilities........  (60,000)  (98,500)  (75,000)
  Equity transactions of pooled companies prior
   to dates of acquisition.......................   (3,235)   (2,911)   (8,107)
                                                  --------  --------  --------
      Net cash used by financing activities......  (55,501)  (33,320)  (27,418)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   27,751      (934)  (17,109)
Cash and cash equivalents at beginning of year...   72,153    73,087    90,196
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 99,904  $ 72,153  $ 73,087
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $    981  $  1,592  $  2,083
  Income taxes paid..............................   20,808    27,198    20,596

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                             Capital                 Other
                           Common Stock     In Excess            Comprehensive      Total
                          ---------------      Of      Retained    Earnings     Stockholders'
                          Shares  Amount    Par Value  Earnings     (Loss)         Equity
                          ------  -------   ---------  --------  -------------  -------------
                                                 (in thousands)

Balance at December 31,
 1997 as previously
 reported...............  70,780  $70,780    $(20,762) $120,657    $     1,658     $  172,333
 Acquisition of pooled
  companies.............   3,434    3,434      (2,126)    3,141            --           4,449
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1997...................  74,214   74,214     (22,888)  123,798          1,658        176,782
                                                                                -------------
 Net earnings...........     --       --          --     58,683            --          58,683
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (2,435)        (2,435)
                                                                                -------------
Comprehensive earnings                                                                 56,248
 Cash dividends declared
  on common stock.......     --       --          --    (24,218)           --         (24,218)
 Common stock issued
  under stock option
  plans.................   2,352    2,352      11,303       --             --          13,655
 Tax benefit from
  issuance of common
  stock.................     --       --        4,273       --             --           4,273
 Common stock
  repurchases...........   ( 860)   ( 860)    ( 7,791)      --             --         ( 8,651)
 Common stock issued in
  six pooling
  acquisitions..........     420      420         --        --             --             420
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --         (463)   (7,644)           --          (8,107)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1998...................  76,126   76,126     (15,566)  150,619           (777)       210,402
                                                                                -------------
 Net earnings...........     --       --          --     70,250            --          70,250
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --          (1,892)        (1,892)
                                                                                -------------
Comprehensive earnings                                                                 68,358
 Cash dividends declared
  on common stock.......     --       --          --    (29,202)           --         (29,202)
 Common stock issued
  under stock option
  plans.................   2,512    2,512      13,517       --             --          16,029
 Tax benefit from
  issuance of common
  stock.................     --       --        5,502       --             --           5,502
 Common stock
  repurchases...........  (1,524)  (1,524)    (16,904)      --             --         (18,428)
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          161    (3,072)           --          (2,911)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 1999...................  77,114   77,114     (13,290)  188,595         (2,669)       249,750
                                                                                -------------
 Net earnings...........     --       --          --     87,776            --          87,776
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --          --        --             171            171
                                                                                -------------
Comprehensive earnings                                                                 87,947
 Cash dividends declared
  on common stock.......     --       --          --    (35,539)           --         (35,539)
 Common stock issued
  under stock option
  plans.................   3,811    3,811      24,026       --             --          27,837
 Tax benefit from
  issuance of common
  stock.................     --       --       20,027       --             --          20,027
 Common stock
  repurchases...........  (1,500)  (1,500)    (30,987)      --             --         (32,487)
 Common stock issued in
  two pooling
  acquisitions..........      72       72         --        --             --              72
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          224    (3,459)           --          (3,235)
                          ------  -------   ---------  --------  -------------  -------------
Balance at December 31,
 2000...................  79,497  $79,497    $    --   $237,373    $    (2,498)    $  314,372
                          ======  =======   =========  ========  =============  =============

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of operations

  Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Investment income and other is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has more than 200 offices in nine countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

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

 Revenue recognition

  Commission income is generally recognized as of the effective date of insurance policies except for commissions on installment premiums which are recognized periodically as billed. Contingent commissions are generally recognized when received. Fee income is primarily recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known. Premiums and fees receivable are net of allowance for doubtful accounts of $2,939,000 and $1,153,000 at December 31, 2000 and 1999, respectively.

 Earnings per share

  Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options, which are calculated from the date of grant under the treasury stock method using the average market price for the period.

 Cash and cash equivalents

  Short-term investments, consisting principally of commercial paper and certificates of deposit which have a maturity of ninety days or less at date of purchase, are considered cash equivalents.

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

 Restricted cash

  In its capacity as an insurance broker, Gallagher collects premiums from insureds and, after deducting its commissions and/or fees, remits these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by Gallagher. Various state and foreign agencies that regulate insurance brokers provide specific requirements that limit the type of investments that may be made with such funds. Accordingly Gallagher invests these funds in cash, money market accounts, commercial paper and certificates of deposit. Gallagher earns interest income on these unremitted funds, which is reported as investment income and other in the accompanying consolidated statements of earnings.

  Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states and foreign jurisdictions in which Gallagher's subsidiaries operate. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheets, with the related liability reported as premiums payable to insurance companies. Additionally, one of Gallagher's United Kingdom subsidiaries is required by Lloyd's of London to meet certain liquidity requirements.

 Investments

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. Securities designated as trading are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses included in the consolidated statements of earnings. The fair value of investment strategies is determined by reference to the fair values of the underlying common stocks which are based on quoted market prices.

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Securities designated as available for sale are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses, less related deferred income taxes, excluded from net earnings and reported as accumulated other comprehensive earnings or loss. Gains and losses are recognized in net earnings when realized using the specific identification method. The fair value for marketable securities is based on quoted market prices.

 Fixed assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheets. Furniture and equipment with a cost of $104,210,000 and $106,468,000 at December 31, 2000 and 1999, respectively, are depreciated using the straight-line method over the estimated useful lives (three to ten years) of the assets. Leasehold improvements with a cost of $16,151,000 and $16,698,000 at December 31, 2000 and 1999, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms. Gallagher periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

 Intangible assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expiration lists. The excess of cost over the value of net tangible assets is amortized over fifteen to forty years using the straight-line method. Non-compete agreements and expiration lists are amortized over two to ten years using the straight-line method. Accumulated amortization at December 31, 2000 and 1999 was $9,925,000 and $8,063,000, respectively. Amortization expense was

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

$2,150,000, $3,444,000 and $1,491,000 for 2000, 1999 and 1998, respectively.
Gallagher periodically reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

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

 Per common share information

  In November 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on January 18, 2001 to shareholders of record as of January 2, 2001. As a result of this action, par value of the common stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts in the accompanying consolidated financial statements and notes thereto have been restated to give retroactive effect to the stock split for all periods presented. Accordingly, $39,749,000 in the aggregate was transferred to common stock from capital in excess of par value ($14,032,000) and retained earnings ($25,717,000) in the accompanying December 31, 2000 consolidated balance sheet.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended, which was effective no later than the fourth fiscal quarter of 2000 for calendar year companies. SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues in financial statements for certain types of transactions. In consideration of the views expressed in SAB 101, during the fourth quarter of 2000, Gallagher reexamined its historical application of generally accepted accounting principles relating to revenue recognition and the general terms underlying the types of transactions in which Gallagher provides services to its clients. As disclosed in Note 1, Gallagher's historical accounting policies related to revenue recognition are consistent with the general provisions of SAB 101. As a result, the adoption of the applicable provisions of SAB 101 by Gallagher in the fourth quarter of 2000 was not material to Gallagher's consolidated operating results or financial position.

  In March 2000, the FASB issued FASB Interpretation No. 44 (Interpretation
44), "Accounting for Certain Transactions Involving Stock Compensation," which was effective July 1, 2000. Interpretation 44 clarifies the application of APB
25. Because Gallagher historically has not modified the terms of its outstanding stock option grants, management anticipates that the adoption of Interpretation 44 will not have a significant effect on Gallagher's consolidated operating results or financial position.

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations

  In 2000, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock: John P. Woods Co., Inc., 1,816,000 shares; Universico Group, Ltd., 292,000 shares; Persing, Dyckman & Toynbee, Inc., 246,000 shares; Atlantic Risk Management Corporation, 208,000 shares; Davis-Poston & Associates, Inc., 150,000 shares; Castle Insurance Associates, Inc., 144,000 shares; R. L. Youngdahl & Associates, Inc., 138,000 shares; Bultman/Bell Associates, Inc., 136,000 shares; R. G. Speno, Inc., 88,000 shares; Rebholz Insurance Agency, Inc., 84,000 shares; Towle Agency, Inc., 74,000 shares; Powell Insurance Services, Inc., 39,000 shares; and SiliconInsurance, Inc., 33,000 shares. In addition, Gallagher acquired substantially all of the net assets of Murphy Consultants, a benefits consulting firm, in exchange for 58,000 shares of its common stock.

  In 1999, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock: Goodman Insurance Agency, Inc., 630,000 shares; Dodson-Bateman & Company, 590,000 shares; Associated Risk Managers of California, Insurance Producers, dba ARM of California, 396,000 shares; and Sternfels Insurance Agency, Inc., 192,000 shares. In addition, Gallagher acquired substantially all of the net assets of the following benefit consulting firms in 1999 in exchange for its common stock: Group Benefit Concepts, Inc., 182,000 shares; and Stanley E. Clarke & Associates, Inc., 122,000 shares.

  These acquisitions were accounted for as poolings of interests and, except for two of the 2000 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. The following summarizes the restatement of the 1999 and 1998 consolidated financial statements to reflect the operations of the 2000 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
1999                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $605,836    $50,568    $656,404
Net earnings..................................    67,753      2,497      70,250
Net earnings per common share.................       .93       (.01)        .92
Net earnings per common and common equivalent
 share........................................       .88       (.01)        .87

1998
----
Total revenues................................  $559,647    $44,063    $603,710
Net earnings..................................    58,137        546      58,683
Net earnings per common share.................       .80       (.02)        .78
Net earnings per common and common equivalent
 share........................................       .77       (.03)        .74

  In 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. Also in 2000, Gallagher acquired substantially all of the net assets of Joe E. Martin, Inc., an employee benefits broker and consultant, in exchange for an initial cash payment of $340,000. These acquisitions were accounted for as purchases. In 1999, Gallagher acquired substantially all of the net assets of R.W. Thom & Company, Inc., an insurance brokerage firm, in exchange for a cash payment of $250,000. This acquisition was also accounted for as a purchase. These purchase acquisitions were not material to either the 2000 or 1999 consolidated financial statements.

3. Insurance Company Receivables and Payables

  A reinsurance intermediary subsidiary of Gallagher includes only amounts relating to brokerage commission revenue in premiums and fees receivable in the accompanying consolidated balance sheets. The

                           ARTHUR J. GALLAGHER & CO.

3. Insurance Company Receivables and Payables--(Continued)

premiums and claims receivable and payable, as well as the related excise taxes payable, associated with the reinsurance brokerage commission revenue, are not included in the accompanying consolidated balance sheets because they are not assets and liabilities of Gallagher. The excluded amounts are as follows (in thousands):

                                                                December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Premiums and Claims:
  Receivable................................................ $373,764  $331,320
  Payable...................................................  378,166   340,746

  The differences between the receivable and payable balances represent fiduciary funds received by the reinsurance intermediary subsidiary, which are included in restricted cash and premiums payable to insurance companies in the accompanying consolidated balance sheets.

4. Investments

  The following is a summary of marketable securities--available for sale (in thousands):

                                         Cost or    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
December 31, 2000                         Cost       Gains     Losses    Value
-----------------                       --------- ---------- ---------- --------
Preferred stocks....................... $  15,127   $    615   $  1,525 $ 14,217
Common stocks..........................     8,423        593      3,079    5,937
Fixed maturities.......................     3,919         10        777    3,152
                                        --------- ---------- ---------- --------
                                        $  27,469   $  1,218   $  5,381 $ 23,306
                                        ========= ========== ========== ========
December 31, 1999
-----------------
Preferred stocks....................... $  15,583   $    225   $  1,997 $ 13,811
Common stocks..........................     4,975         37      2,567    2,445
Fixed maturities.......................     4,164         26        172    4,018
                                        --------- ---------- ---------- --------
                                        $  24,722   $    288   $  4,736 $ 20,274
                                        ========= ========== ========== ========

  The gross realized gains on sales of marketable securities totaled $884,000, $1,579,000, and $3,054,000 for 2000, 1999 and 1998, respectively. The gross realized losses totaled $750,000, $1,051,000, and $1,179,000 for 2000, 1999 and
1998, respectively.

  The cost or amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are as follows (in thousands):

                                                                Cost or
                                                               Amortized  Fair
                                                                 Cost    Value
                                                               --------- ------
Due in 2001...................................................  $  147   $  147
Due in 2002 through 2005......................................   1,136      794
Due in 2006 through 2010......................................     103      100
Due in 2011 and thereafter....................................   2,533    2,111
                                                                ------   ------
                                                                $3,919   $3,152
                                                                ======   ======

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

  The following is a summary of other noncurrent assets (in thousands):

                                                                December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Tax advantaged investments.................................  $ 40,243  $ 58,457
Assets related to non-real estate equity investments.......    33,021    25,013
Real estate partnerships...................................    26,563    13,332
Notes receivable from investees............................    22,593    37,206
Other investments..........................................    22,176    12,987
Deferred compensation plan assets..........................     7,365     2,419
Other......................................................     6,567     5,910
                                                             --------  --------
                                                             $158,528  $155,324
                                                             ========  ========

  Tax advantaged investments represent amounts invested by Gallagher in limited partnerships that operate qualified affordable housing or alternative energy projects. Gallagher receives tax benefits in the form of tax deductions for operating losses and tax credits from these investments. The tax advantaged investments are primarily accounted for using the effective yield method and are carried at amortized cost in the consolidated balance sheets. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. During 2000 and 1999, Gallagher received tax benefits related to $40,243,000 and $37,180,000 of the aggregate amount invested in the tax advantaged investments at December 31, 2000 and 1999, respectively. Investments in real estate partnerships at December 31, 2000 primarily represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations, and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. At December 31, 1999 investments in real estate partnerships primarily represented the Florida real estate investment. Investments in real estate partnerships are primarily carried on the equity basis at December 31, 2000 and on the cost basis at December 31, 1999 in the consolidated balance sheets, which approximated fair value at December 31, 2000 and 1999. Notes receivable from investees represent secured loans made by Gallagher to several of its equity and limited partnership investments. Interest rates on the loans at December 31, 2000 and 1999 ranged from 6.0% to 11.5%. The carrying value of these loans at December 31, 2000 and 1999 approximated fair value.

  Significant components of investment income and other are as follows (in thousands):

                                                      Years Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Interest............................................  $21,894  $17,704  $13,962
Dividends...........................................    2,955    2,345    2,771
Net realized and unrealized gains...................    2,006    6,011    4,144
Gains on sales of operations........................    1,823      --       --
Other income........................................   11,708    2,025      807
Income (loss) from equity investments...............    1,034    2,058     (745)
                                                      -------  -------  -------
Total investment income and other...................  $41,420  $30,143  $20,939
                                                      =======  =======  =======

  The net change in unrealized gain (loss) on investment strategies included in the foregoing table amounted to $628,000 in 2000, $889,000 in 1999 and ($611,000) in 1998. In 2000, Gallagher recognized $7,200,000 of

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

income related to the forfeiture of a non-refundable down payment from the termination of an installment sale of a synthetic fuel facility and $2,000,000 of income related to an investment development fee generated from one of Gallagher's alternative energy investments. This income has been included in other income in the foregoing table. In 2000, Gallagher sold several underperforming or geographically undesirable operations and recorded aggregate gains on these sales of $1,823,000. The net assets sold and the operating results included in the consolidated statements of earnings related to these operations were not material to the consolidated financial statements. In 1999, Gallagher sold a portion of its interests in limited partnerships that operate qualified affordable housing projects for cash proceeds of $6,264,000. The gain recognized in 1999 on this sale of limited partnership interests was $3,015,000, which has been included in net realized and unrealized gains in the foregoing table.

  The components of other comprehensive earnings, including the related income tax effects, consist of the following (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  -------
Change in unrealized gain (loss) on available for
 sale securities during the year, net of income taxes
 of $95, ($1,251) and ($844), respectively...........  $   143 $(1,877) $(1,267)
Reclassification adjustment for losses (gains)
 realized in net earnings during the year, net of
 income taxes of $19, ($10) and ($778), respectively.       28     (15)  (1,168)
                                                       ------- -------  -------
Net change in unrealized gain (loss) on available for
 sale securities during the year, net of income taxes
 of $114, ($1,261) and ($1,622), respectively........  $   171 $(1,892) $(2,435)
                                                       ======= =======  =======

5. Credit Agreements

  In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured revolving credit agreement, which expires on September 10, 2003, with a group of five financial institutions. The credit agreement provides for short-term and long-term revolving credit commitments of $100,000,000 and $50,000,000, respectively. The facility provides for loans and letters of credit. Letters of credit are limited to $50,000,000 and are applied against the $50,000,000 long-term facility in the determination of net funds available for future borrowing. The credit agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the credit agreement. In addition, the credit agreement has two borrowing options, Domestic Rate Loans, as defined in the credit agreement, or Eurocurrency Loans. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .425% and LIBOR plus .400% for short-term and long-term revolving credit commitments, respectively. The facility fee related to this credit agreement is based on .075% and .100% of the used and unused portions of the short-term and long-term revolving credit commitments, respectively.

  As of December 31, 2000, under this credit agreement, Gallagher has contingently committed to funding $41,700,000 through letter of credit arrangements related to one of its equity investments and to several of its other investments and insurance programs. Accordingly, Gallagher has $108,300,000 available for future borrowing. Terms of the credit agreement include various covenants that require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants as of December 31, 2000. There were no borrowings under this credit agreement in 2000.

                           ARTHUR J. GALLAGHER & CO.

5. Credit Agreements--(Continued)

  At December 31, 1999, Gallagher had a $20,000,000 variable rate (based on LIBOR plus .400%) unsecured revolving credit agreement. As of December 31, 1999, there were no borrowings outstanding under this credit agreement. Gallagher also had three line of credit facilities that totaled $45,000,000 in the aggregate as of December 31, 1999. Short-term borrowings under these facilities totaled $15,000,000 at December 31, 1999. The weighted average interest rates on the short-term borrowings were 7.2% and 6.1% during 2000 and 1999, respectively. In 2000, Gallagher paid the remaining loan balances under these facilities and terminated these agreements. These agreements were replaced by the $150,000,000 credit agreement mentioned above.

6. Capital Stock and Stockholders' Rights Plan

 Capital Stock

  The table below summarizes certain information about Gallagher's capital stock at December 31, 2000 and 1999 (in thousands, except per share data):

                                                                Par   Authorized
Class                                                          Value    Shares
-----                                                          ------ ----------
Preferred stock............................................... No par      1,000
Common stock.................................................. $ 1.00    200,000

 Stockholders' Rights Plan

  Non-voting Rights, authorized by the Board of Directors on March 10, 1987 and approved by stockholders on May 12, 1987, are outstanding on each share of outstanding common stock. The Rights Plan was amended in 1996 to extend the expiration of the Rights to May 12, 2007. Under certain conditions, each Right may be exercised to purchase one share of common stock at an exercise price of $25. The Rights become exercisable and transferable after a public announcement that a person or group (as defined) has acquired 20% or more of the common stock or after commencement or public announcement of a tender offer for 30% or more of the common stock. If Gallagher is acquired in a merger or business combination, each Right exercised gives the holder the right to purchase $50 of market value of common stock of the surviving company for the $25 exercise price. The Rights may be redeemed by Gallagher at $.0125 per Right at any time prior to the public announcement of the acquisition of 20% of the common stock.

7. Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Net earnings........................................  $ 87,776 $ 70,250 $ 58,683
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    78,515   76,635   75,714
Dilutive effect of stock options using the treasury
 stock method.......................................     5,409    3,928    3,216
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    83,924   80,563   78,930
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.12 $    .92 $    .78
Net earnings per common and common equivalent share.      1.05      .87      .74

                           ARTHUR J. GALLAGHER & CO.

7. Earnings Per Share--(Continued)

  Options to purchase 313,000, 40,000 and 80,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective year and, therefore, would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option Plans

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

  In addition, Gallagher has a non-employee directors' stock option plan which currently authorizes 940,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of the directors' annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

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

                                                      Years Ended December 31,
                                                      -------------------------
                                                        2000     1999     1998
                                                      -------  -------  -------
Pro forma net earnings..............................  $85,730  $68,775  $57,631
Pro forma net earnings per common share.............     1.09      .90      .76
Pro forma net earnings per common and common
 equivalent share...................................     1.03      .86      .74

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)

  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Dividend yield.......................................     2.5%     3.1%     3.1%
Risk-free interest rate..............................     5.1%     6.6%     4.9%
Volatility...........................................    24.6%    22.9%    24.1%
Expected life (years)................................     6.0      8.0      8.0

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

  The following is a summary of all of Gallagher's stock option activity and related information (in thousands, except exercise price data):

                                       Years Ended December 31,
                          -----------------------------------------------------
                                2000              1999              1998
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                          Shares   Average  Shares   Average  Shares   Average
                           Under   Exercise  Under   Exercise  Under   Exercise
                          Option    Price   Option    Price   Option    Price
                          ------   -------- ------   -------- ------   --------
Beginning balance........ 15,800    $ 8.05  17,844    $ 7.63  17,308     $7.07
Granted..................  2,642     19.98     944     12.44   3,044      9.48
Exercised................ (3,811)     7.22  (2,512)     6.36  (2,352)     5.80
Canceled.................   (212)     9.68    (476)     8.46    (156)     8.21
                          ------   ------   ------   ------   ------   ------
Ending balance........... 14,419    $10.43  15,800    $ 8.05  17,844     $7.63
                          ======   ======   ======   ======   ======   ======
Exercisable at end of
 year....................  5,229             6,736             6,972
                          ======            ======            ======

  Options with respect to 4,553,000 shares were available for grant at December 31, 2000.

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)

  Other information regarding stock options outstanding and exercisable at December 31, 2000 is summarized as follows (in thousands, except exercise price data):

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average              Average
Range of Exercise Prices    Number       Life     Exercise   Number    Exercise
------------------------  Outstanding (in years)   Price   Exercisable  Price
                          ----------- ----------- -------- ----------- --------
$  .25 - $ 7.97..........     4,942        3.70     $ 6.92     2,532     $ 6.65
  8.00 -   9.25..........     5,723        5.04       8.79     2,416       8.63
  9.31 -  25.50..........     3,611        9.06      17.07       281      11.82
 29.56 -  30.09..........       143        9.91      30.03       --         --
                           --------    --------   --------  --------   --------
$  .25 - $30.09..........    14,419        5.64     $10.43     5,229     $ 7.85
                           ========    ========   ========  ========   ========

9. Retirement Plans

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

                           ARTHUR J. GALLAGHER & CO.

9. Retirement Plans--(Continued)

  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in thousands):

                                                                Years Ended
                                                                December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Change in pension benefit obligation:
Pension benefit obligation at beginning of year............ $ 80,728  $ 65,314
Service cost...............................................    7,754     7,058
Interest cost..............................................    6,002     5,176
Net actuarial (gain) loss..................................      (82)    4,355
Benefits paid..............................................   (1,610)   (1,175)
                                                            --------  --------
Pension benefit obligation at end of year..................   92,792    80,728
                                                            --------  --------
Change in plan assets:
Fair value of plan assets at beginning of year.............   63,148    55,053
Actual return on plan assets...............................   (1,742)    9,270
Company contributions......................................    6,341       --
Benefits paid..............................................   (1,610)   (1,175)
                                                            --------  --------
Fair value of plan assets at end of year...................   66,137    63,148
                                                            --------  --------
Funded status of the plan (underfunded)....................  (26,655)  (17,580)
Unrecognized net actuarial gain............................   (5,162)  (13,252)
Unrecognized prior service cost............................      882       992
Unrecognized transition obligation.........................      331       387
                                                            --------  --------
Accrued pension benefit cost............................... $(30,604) $(29,453)
                                                            ========  ========

  The components of the net periodic pension benefit cost for the plan consists of the following (in thousands):

                                                      Years Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Service cost--benefits earned during the year........ $ 7,754  $ 7,058  $ 7,355
Interest cost on benefit obligation..................   6,002    5,176    4,560
Expected return on plan assets.......................  (5,935)  (4,897)  (4,168)
Recognized net actuarial gain........................    (495)    (199)     --
Amortization of prior service cost...................     110      110      110
Amortization of transition obligation................      56       56       56
Other................................................      26       26       26
                                                      -------  -------  -------
Net periodic pension benefit cost.................... $ 7,518  $ 7,330  $ 7,939
                                                      =======  =======  =======

  The following assumptions were used in determining the plan's pension benefit obligation for 2000, 1999 and 1998:

Discount rate........................................................      7.5%
Rate of increase in future compensation levels.......................      6.5%
Expected long-term rate of return on assets..........................      9.0%

                           ARTHUR J. GALLAGHER & CO.

9. Retirement Plans--(Continued)

  Gallagher has a qualified contributory savings and thrift (401(k)) plan covering the majority of its employees. Gallagher's matching contributions (up to a maximum of 2% of eligible compensation) are at the discretion of Gallagher's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. Gallagher contributed $4,638,000, $4,165,000 and $4,277,000 in 2000, 1999 and 1998, respectively. Effective January 1, 1999, Gallagher implemented a nonqualified deferred compensation plan for certain employees, who due to Internal Revenue Service rules, cannot take full advantage of the Gallagher matching contributions under the savings and thrift plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement. Gallagher's matching contributions to this plan are also at the discretion of Gallagher's Board of Directors. Gallagher contributed $316,000 and $236,000 to the plan in 2000 and 1999, respectively. The fair value of the plan's assets as of December 31, 2000 and 1999, including employee contributions and investment earnings thereon, was $7,365,000 and $2,419,000, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheets.

  Gallagher also has a foreign defined contribution plan which provides for basic contributions by Gallagher and voluntary contributions by employees resident in the United Kingdom which are matched 100% by Gallagher, up to a maximum of 5% of eligible compensation. Net expense for foreign retirement plans amounted to $2,465,000 in 2000, $2,253,000 in 1999 and $3,128,000 in
1998.

10. Postretirement Benefits Other Than Pensions

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

  A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------
Change in postretirement benefit obligation:
Postretirement benefit obligation at beginning of year....... $ 7,883    $11,277
Service cost.................................................     --          --
Interest cost................................................     491        563
Net actuarial gain...........................................  (1,238)    (3,622)
Benefits paid................................................    (284)      (335)
                                                              -------    -------
Postretirement benefit obligation at end of year.............   6,852      7,883
Fair value of plan assets at beginning and end of year.......     --          --
                                                              -------    -------
Funded status of the plan (underfunded)......................  (6,852)    (7,883)
Unrecognized net actuarial gain..............................  (5,357)    (4,444)
Unrecognized prior service cost..............................     --          --
Unrecognized transition obligation...........................   6,140      6,652
                                                              -------    -------
Accrued postretirement benefit cost.......................... $(6,069)   $(5,675)
                                                              =======    =======

                           ARTHUR J. GALLAGHER & CO.

10. Postretirement Benefits Other Than Pensions--(Continued)

  The components of the net periodic postretirement benefit cost include the following (in thousands):

                                                      Years Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Service cost--benefits earned during the year........ $   --   $   --   $   --
Interest cost on benefit obligation..................     491      563      803
Amortization of transition obligation................     512      512      512
Amortization of net actuarial gain...................    (325)    (253)     --
                                                      -------  -------  -------
Net periodic postretirement benefit cost............. $   678  $   822  $ 1,315
                                                      =======  =======  =======

  The discount rate used to measure the postretirement benefit obligation was 7.5% at December 31, 2000, 1999 and 1998. The transition obligation is being amortized over a 20 year period. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. This rate was assumed to gradually scale down to 4.5% for 2009 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported and disclosed herein. A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                      One Percentage Point
                                                      -----------------------
                                                      Increase    (Decrease)
                                                      ----------  -----------
Effect on the net periodic postretirement benefit
 cost in 2000........................................ $       54   $      (47)
Effect on the postretirement benefit obligation at
 December 31, 2000...................................        776         (670)

11. Commitments and Contingencies

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

  Minimum aggregate rental commitments at December 31, 2000 under noncancelable operating leases having an initial term of more than one year are as follows (in thousands):

                                                                        Total
                                                                       --------
2001.................................................................. $ 35,602
2002..................................................................   30,542
2003..................................................................   23,896
2004..................................................................   18,128
2005..................................................................   13,906
Subsequent years......................................................   38,165
                                                                       --------
                                                                       $160,239
                                                                       ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $44,455,000 in 2000, $39,424,000 in 1999 and $34,656,000 in 1998.

                           ARTHUR J. GALLAGHER & CO.

12. Income Taxes

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Earnings before income taxes:
 Domestic......................................... $117,529  $103,120  $81,723
 Foreign, principally United Kingdom, Australia
  and Bermuda.....................................    7,865     4,974    5,270
                                                   --------  --------  -------
                                                   $125,394  $108,094  $86,993
                                                   ========  ========  =======
Provision for income taxes:
 Federal:
  Current......................................... $ 65,003  $ 33,085  $27,444
  Deferred........................................  (33,236)   (1,301)  (6,940)
                                                   --------  --------  -------
                                                     31,767    31,784   20,504
                                                   --------  --------  -------
 State and local:
  Current.........................................    6,286     5,830    7,124
  Deferred........................................   (4,748)     (186)  (1,007)
                                                   --------  --------  -------
                                                      1,538     5,644    6,117
                                                   --------  --------  -------
 Foreign:
  Current.........................................    4,787     1,196    2,629
  Deferred........................................     (474)     (780)    (940)
                                                   --------  --------  -------
                                                      4,313       416    1,689
                                                   --------  --------  -------
Total provision for income taxes.................. $ 37,618  $ 37,844  $28,310
                                                   ========  ========  =======

  A reconciliation of the provision for income taxes with the United States federal income tax rate is as follows (in thousands):

                                          Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999            1998
                                --------------- --------------- ---------------
                                          % of            % of            % of
                                         Pretax          Pretax          Pretax
                                Amount   Income Amount   Income Amount   Income
                                -------  ------ -------  ------ -------  ------
Federal statutory rate......... $43,888   35.0  $37,833   35.0  $30,448   35.0
State income taxes--net of
 federal.......................   1,796    1.4    3,967    3.7    3,731    4.3
Pre-acquisition earnings of
 pooled companies taxed to
 previous owners...............    (293)  (0.2)    (200)  (0.2)    (509)  (0.6)
Foreign taxes..................   1,570    1.3     (712)  (0.7)     349    0.4
Affordable housing and
 alternative energy tax
 credits....................... (11,879)  (9.5)  (4,990)  (4.6)  (4,866)  (5.6)
Other--net.....................   2,536    2.0    1,946    1.8     (843)  (1.0)
                                -------  ------ -------  ------ -------  ------
Provision for income taxes..... $37,618   30.0  $37,844   35.0  $28,310   32.5
                                =======  ====== =======  ====== =======  ======

                           ARTHUR J. GALLAGHER & CO.

12. Income Taxes--(Continued)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gallagher's deferred tax liabilities and assets are as follows (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                 2000     1999
                                                                -------  -------
Deferred tax assets:
 Accrued and unfunded compensation and employee benefits....... $28,916  $21,359
 Accrued liabilities...........................................  12,395   10,978
 Alternative minimum tax credit carryforward...................  11,949      --
 Investment-related partnerships...............................   7,926      --
 Unrealized investment loss....................................   1,665    1,779
 Other.........................................................   3,713    3,889
                                                                -------  -------
  Total deferred tax assets....................................  66,564   38,005
  Valuation allowance for deferred tax assets..................     --       --
                                                                -------  -------
  Deferred tax assets..........................................  66,564   38,005
                                                                -------  -------
Deferred tax liabilities:
 Investment-related partnerships...............................     --     2,808
 Other.........................................................   1,532    1,851
                                                                -------  -------
  Deferred tax liabilities.....................................   1,532    4,659
                                                                -------  -------
Net deferred tax assets........................................ $65,032  $33,346
                                                                =======  =======

  At December 31, 2000 and 1999, $19,789,000 and $16,380,000, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheets. During the period from 1994 to 1996, Gallagher provided for United States federal income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the United States federal income tax laws effective in 1997, Gallagher no longer provides for United States federal income taxes on the undistributed earnings ($29,000,000 at December 31, 2000) of certain foreign subsidiaries which are considered permanently invested outside of the United States. The amount of unrecognized deferred tax liability on these undistributed earnings is $6,500,000 at December 31, 2000.

13. Quarterly Operating Results (unaudited)

  Quarterly operating results for 2000 and 1999 were as follows (in thousands, except per share data):

                                              1st      2nd      3rd      4th
                                            -------- -------- -------- --------
2000
----
Total revenues............................. $165,434 $169,625 $197,078 $208,459
Earnings before income taxes...............   25,397   24,479   44,688   30,830
Net earnings...............................   16,550   15,933   31,341   23,952
Net earnings per common share..............      .21      .20      .40      .30
Net earnings per common and common
 equivalent share..........................      .20      .19      .37      .28

1999
----
Total revenues............................. $149,101 $154,319 $172,520 $180,464
Earnings before income taxes...............   21,672   20,517   36,566   29,339
Net earnings...............................   14,181   13,430   23,729   18,910
Net earnings per common share..............      .19      .18      .31      .25
Net earnings per common and common
 equivalent share..........................      .18      .17      .29      .23

                           ARTHUR J. GALLAGHER & CO.

14. Segment Information

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for Gallagher's clients. Financial Services is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. It combines the invested assets of Gallagher in order to maximize the return to the company. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

  Allocations of investment income and certain expenses are based on assumptions and estimates, and reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Financial information relating to Gallagher's operating segments for 2000, 1999 and 1998 is as follows (in thousands):

                               Insurance     Risk
                               Brokerage  Management Financial
                               Services    Services  Services  Corporate    Total
                               ---------  ---------- --------- ---------  ----------
Year Ended December 31, 2000
----------------------------
Revenues:
  Commissions................. $417,603    $  1,204  $    --   $    --    $  418,807
  Fees........................   50,812     229,557       --        --       280,369
  Investment income and other.   15,853       1,534    24,130       (97)      41,420
                               --------    --------  --------  --------   ----------
    Total revenues............ $484,268    $232,295  $ 24,130  $    (97)  $  740,596
                               ========    ========  ========  ========   ==========
Earnings (loss) before income
 taxes........................ $ 91,920    $ 33,216  $ 12,997  $(12,739)  $  125,394
Provision for income taxes....      --          --        --     37,618       37,618
                               --------    --------  --------  --------   ----------
    Net earnings (loss)....... $ 91,920    $ 33,216  $ 12,997  $(50,357)  $   87,776
                               ========    ========  ========  ========   ==========
Income (loss) from equity
 investments.................. $    777    $    --   $    354  $    (97)  $    1,034
Depreciation and amortization
 expense......................   10,023       5,913       --        380       16,316
Interest expense..............      286         174       212       309          981
Net foreign exchange gain
 (loss).......................     (290)         20       --        (23)        (293)
                               -----------------------------------------------------
Revenues:
  United States............... $443,723    $210,384  $ 23,505  $    (97)  $  677,515
  Foreign, principally United
   Kingdom, Australia and
   Bermuda....................   40,545      21,911       625       --        63,081
                               --------    --------  --------  --------   ----------
    Total revenues............ $484,268    $232,295  $ 24,130  $    (97)  $  740,596
                               ========    ========  ========  ========   ==========

At December 31, 2000
--------------------
Identifiable assets:
  United States............... $425,222    $ 47,919  $217,340  $ 96,696   $  787,177
  Foreign, principally United
   Kingdom, Australia and
   Bermuda....................  254,938      13,744     6,439       --       275,121
                               --------    --------  --------  --------   ----------
    Total identifiable assets. $680,160    $ 61,663  $223,779  $ 96,696   $1,062,298
                               ========    ========  ========  ========   ==========
  Identifiable assets related
   to equity investments...... $  2,079    $    --   $ 40,390  $ 13,461   $   55,930

                           ARTHUR J. GALLAGHER & CO.

14. Segment Information--(Continued)

                                      Insurance       Risk
                                      Brokerage    Management    Financial
                                      Services      Services     Services     Corporate      Total
                                      ---------    ----------    ---------    ---------    ---------
Year Ended December 31, 1999
----------------------------
Revenues:
  Commissions.....................    $390,984     $     --      $     --     $     --     $ 390,984
  Fees............................      42,424       192,853           --           --       235,277
  Investment income and other.....       9,610           769        19,764          --        30,143
                                      --------     ---------     ---------    ---------    ---------
    Total revenues................    $443,018     $ 193,622     $  19,764    $     --     $ 656,404
                                      ========     =========     =========    =========    =========
Earnings (loss) before income
 taxes............................    $ 78,447     $  23,188     $  13,529    $  (7,070)   $ 108,094
Provision for income taxes........          --            --            --       37,844       37,844
                                      --------     ---------     ---------    ---------    ---------
    Net earnings (loss)...........    $ 78,447     $  23,188     $  13,529    $ (44,914)   $  70,250
                                      ========     =========     =========    =========    =========
Income from equity
 investments......................    $    746     $     --      $   1,312    $     --     $   2,058
Depreciation and amortization
 expense..........................      10,927         4,553           --         1,133       16,613
Interest expense..................         524           159           226          683        1,592
Net foreign exchange gain
 (loss)...........................         (83)          (37)          --            28          (92)
                                      --------------------------------------------------------------
Revenues:
  United States...................    $409,814     $ 179,678     $  17,955    $     --     $ 607,447
  Foreign, principally United
   Kingdom, Australia and
   Bermuda........................      33,204        13,944         1,809          --        48,957
                                      --------     ---------     ---------    ---------    ---------
    Total revenues................    $443,018     $ 193,622     $  19,764    $     --     $ 656,404
                                      ========     =========     =========    =========    =========

At December 31, 1999
--------------------
Identifiable assets:
  United States...................    $399,276     $  36,498     $ 232,652    $  51,698    $ 720,124
  Foreign, principally United
   Kingdom, Australia and
   Bermuda........................     199,046        10,466         6,073          --       215,585
                                      --------     ---------     ---------    ---------    ---------
    Total identifiable assets.....    $598,322     $  46,964     $ 238,725    $  51,698    $ 935,709
                                      ========     =========     =========    =========    =========
  Identifiable assets related
   to equity investments..........    $    907     $     --      $  24,106    $     --     $  25,013

Year Ended December 31, 1998
----------------------------
Revenues:
  Commissions.....................    $369,388     $     467     $     --     $     --     $ 369,855
  Fees............................      40,539       172,377           --           --       212,916
  Investment income and other.....      10,801           996         9,142          --        20,939
                                      --------     ---------     ---------    ---------    ---------
    Total revenues................    $420,728     $ 173,840     $   9,142    $     --     $ 603,710
                                      ========     =========     =========    =========    =========
Earnings (loss) before income
 taxes............................    $ 70,061     $  16,284     $   4,770    $  (4,122)   $  86,993
Provision for income taxes........         --            --            --        28,310       28,310
                                      --------     ---------     ---------    ---------    ---------
    Net earnings (loss)...........    $ 70,061     $  16,284     $   4,770    $ (32,432)   $  58,683
                                      ========     =========     =========    =========    =========
Income (loss) from equity
 investments......................    $    234     $     --      $    (979)   $     --     $    (745)
Depreciation and amortization
 expense..........................       9,344         3,732           --           318       13,394
Interest expense..................         930            88            11        1,054        2,083
Net foreign exchange gain
 (loss)...........................        (176)          126           --             2          (48)
                                      --------------------------------------------------------------
Revenues:
  United States...................    $388,379     $ 161,832     $   8,735    $     --     $ 558,946
  Foreign, principally United
   Kingdom, Australia and
   Bermuda........................      32,349        12,008           407          --        44,764
                                      --------     ---------     ---------    ---------    ---------
    Total revenues................    $420,728     $ 173,840     $   9,142    $     --     $ 603,710
                                      ========     =========     =========    =========    =========

At December 31, 1998
--------------------
Identifiable assets:
  United States...................    $357,632     $  34,100     $ 195,302    $  40,007    $ 627,041
  Foreign, principally United
   Kingdom, Australia and
   Bermuda........................     156,701         7,373         4,383          --       168,457
                                      --------     ---------     ---------    ---------    ---------
    Total identifiable assets.....    $514,333     $  41,473     $ 199,685    $  40,007    $ 795,498
                                      ========     =========     =========    =========    =========
  Identifiable assets related
   to equity investments..........    $    139     $     --      $  20,137    $     --     $  20,276

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

Itasca, Illinois
January 18, 2001

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheets of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Gallagher's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
January 18, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors and nominees for directors of Gallagher is included under the caption entitled "Election of Directors" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

  Information regarding executive compensation of Gallagher's directors and executive officers is included in the 2001 Proxy Statement under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled "Principal Holders of Securities" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   Information regarding transactions between Gallagher and Mr. James J. Braniff III and Mr. Michael J. Cloherty is included under the caption entitled "Summary Compensation Table" (in footnotes 4 and 5) in the 2001 Proxy Statement and is incorporated herein by reference. Information regarding a transaction between Gallagher and Mr. James R. Wimmer is included under the caption entitled "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2000.

      (b) Consolidated Balance Sheets as of December 31, 2000 and 1999.

      (c) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

      (d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000.

      (e) Notes to Consolidated Financial Statements.

      (f) Management's Report.

      (g) Report of Independent Auditors.

    2. Consolidated Financial Statement Schedules consisting of:

      (a) Schedule II--Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3. Exhibits:

          3.1    Restated Certificate of Incorporation of Gallagher
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).
          3.1.1  Certificate of Amendment of Restated Certificate of
                 Incorporation of Arthur J. Gallagher & Co., Amended as of May
                 18, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the period ended
                 June 30, 2000, File No. 1-9761).
          3.2 By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                 No. 33-10447).
          3.3    Rights Agreement between Gallagher and Bank of America
                 Illinois (formerly Continental Illinois National Bank and
                 Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher's Form 8-A Registration
                 Statement filed May 12, 1987, File No. 0-13480).
          3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                 National Bank and Trust Company of Chicago), Harris Trust and
                 Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-8 Registration
                 Statement No. 33-38031).
          3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly
                 Report for the quarterly period ended June 30, 1996, File No.
                 1-9761).
          4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights
                 Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
       **10.25   Arthur J. Gallagher & Co. United Kingdom Incentive Stock
                 Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form
                 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.26   Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan,
                 Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                 Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.27   Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan,
                 Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                 Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.27.1 Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988
                 Nonqualified Stock Option Plan, Amended as of January 20, 2000
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the period ended
                 June 30, 2000, File No. 1-9761).
       **10.28   Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                 Option Plan, Amended and restated as of January 22, 1998
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.28.1 Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989
                 Non-Employee Directors' Stock Option Plan, Amended as of
                 January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 1-9761).
         10.5    Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                 Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for
                 1989, File No. 1-9761).
         10.7    Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                 to Bank of America Illinois (formerly Continental Illinois
                 National Bank and Trust Company of Chicago) regarding Common
                 Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                 No. 2-89195).

         10.71  Amendment to Exhibit No. 10.7 dated September 11, 1985
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 1985, File No.
                0-13480).
         10.8   Credit Agreement Dated as of September 11, 2000 Among Arthur J.
                Gallagher & Co., AJG Financial Services, Inc., The Banks Party
                Thereto, Harris Trust and Savings Bank, as Agent and Lead
                Arranger, Citibank, N.A., as Co-Lead Arranger and Syndication
                Agent, and Bank of America, N.A. as Co-Lead Arranger and
                Documentation Agent (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 1-9761).
         10.8.1 Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                First Amendment to Credit Agreement Dated as of November 10,
                2000 (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-Q Quarterly Report for the period ended
                September 30, 2000, File No. 1-9761).
       **10.10  Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement No. 2-89195).
       **10.11  Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to
                Attachment A to Gallagher's Proxy Statement dated April 10,
                1987 for its Annual Meeting of Stockholders, File No. 0-13480).
       **10.14  Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for
                1998, File No. 1-9761).
       **10.15  Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 1999, File No. 1-9761).
     * **10.16  Arthur J. Gallagher & Co. Deferred Equity Participation Plan
                and Deferred Equity Trust Agreement dated March 22, 2001.
     * **10.17  Executive Bonus Agreement dated June 2, 2000 between Gallagher and Michael J. Cloherty.
     * **10.18  Promissory Note dated March 15, 2001 in the principal amount of
                $2,382,900 from Michael J. Cloherty, payable to Gallagher.
     * **10.19  Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III.
     * **10.20  Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to
                Gallagher.
     * **10.21  Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher.
        *21.0   Subsidiaries of Gallagher, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
        *23.1   Consent of Ernst & Young LLP, independent auditors.
        *24.0   Powers of Attorney.

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

  (b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2001.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

                   Name                                        Title
                   ----                                        -----
           *Robert E. Gallagher             Chairman and Director
  _________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Richard C. Cary               Controller (Chief Accounting Officer)
___________________________________________
              Richard C. Cary
            *T. Kimball Brooker             Director
  _________________________________________
            T. Kimball Brooker
            *Gary P. Coughlan               Director
___________________________________________
             Gary P. Coughlan
            *Peter J. Durkalski             Director
  _________________________________________
            Peter J. Durkalski
             *Ilene S. Gordon               Director
  _________________________________________
              Ilene S. Gordon
         *Frank M. Heffernan, Jr.           Director
___________________________________________
          Frank M. Heffernan, Jr.
            *Walter F. McClure              Director
___________________________________________
             Walter F. McClure
               *Robert Ripp                 Director
___________________________________________
                Robert Ripp
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

       /s/ John C. Rosengren
*By: ________________________________
   John C. Rosengren, Attorney-in-
                 Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance  Additions
                                         at      Charged                Balance
                                      Beginning    to                   at End
                                       of Year   Expense  Adjustments   of Year
                                      --------- --------- -----------   -------
                                                  (in thousands)
Year ended December 31, 2000
  Allowance for doubtful accounts....  $1,153    $4,426     $(2,640)(1) $2,939
  Accumulated amortization of
   goodwill..........................   4,945       874          17 (2)  5,836
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   3,118     1,276        (305)(3)  4,089
Year ended December 31, 1999
  Allowance for doubtful accounts....  $1,712    $ (164)    $  (395)(1) $1,153
  Accumulated amortization of
   goodwill..........................   4,367     1,430        (852)(2)  4,945
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   1,135     2,014         (31)(3)  3,118
Year ended December 31, 1998
  Allowance for doubtful accounts....  $  868    $  495     $   349 (1) $1,712
  Accumulated amortization of
   goodwill..........................   3,809       710        (152)(2)  4,367
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   3,269       781      (2,915)(3)  1,135

--------
(1) Bad debt write-offs net of recoveries.
(2) Elimination of fully amortized goodwill and intangible asset/amortization reclassifications.
(3) Elimination of fully amortized non-compete agreements and expiration lists and intangible asset/amortization reclassifications.