Form 10-Q
period 2001-03-31
GALLAGHER ARTHUR J & CO
filed 2001-05-14
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

     [_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________


     Commission File Number 1-9761

                           ARTHUR J. GALLAGHER & CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        36-2151613
------------------------------------------------- ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 2001 was 80,651,987.

                         ARTHUR J. GALLAGHER & CO.

                                 INDEX

                                                                        Page No.

Part I.   Financial Information:

          Item 1. Financial Statements (Unaudited):

                  Consolidated Statements of Earnings for the
                   three-month periods ended March 31, 2001 and 2000..........3

                  Consolidated Balance Sheets at
                   March 31, 2001 and December 31, 2000.......................4

                  Consolidated Statements of Cash Flows for the
                   three-month periods ended March 31, 2001 and 2000..........5

                  Notes to Consolidated Financial Statements................6-9

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................10-14


Part II. Other Information:

          Item 6. Exhibits and Reports on Form 8-K...........................15

          Signatures.........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                           ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                       Three-month period ended March 31,
                                                                            2001                 2000
                                                                      -----------------    -----------------
                                                                      (in thousands, except per share data)
Operating Results
Revenues:
     Commissions                                                       $       107,231     $         97,679
     Fees                                                                       76,383               64,386
     Investment income and other:
         Investment income                                                       5,629                5,145
         Income from equity investments, partnerships
             and joint ventures                                                  6,758                1,380
         Other income                                                            2,811                  618
                                                                      -----------------    -----------------
             Total investment income and other                                  15,198                7,143
                                                                      -----------------    -----------------
                Total revenues                                                 198,812              169,208
Expenses:
     Salaries and employee benefits                                            105,912               91,330
     Other operating expenses                                                   63,573               52,211
                                                                      -----------------    -----------------
                Total expenses                                                 169,485              143,541
                                                                      -----------------    -----------------

Earnings before income taxes                                                    29,327               25,667

Provision for income taxes                                                       5,865                8,850
                                                                      -----------------    -----------------
     Net earnings                                                      $        23,462     $         16,817
                                                                      =================    =================

Net earnings per common share                                          $           .29     $            .21
Net earnings per common and common equivalent share                                .27                  .20

Dividends declared per common share                                               .130                 .115


                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              March 31,    December 31,
                                                                                2001           2000
                                                                           ------------------------------
                                                                                   (in thousands)
                         ASSETS
Current assets:
     Cash and cash equivalents                                      $          95,972    $         116,897
     Restricted cash                                                          157,388              158,228
     Premiums and fees receivable                                             354,441              408,873
     Investment strategies - trading                                           48,702               51,897
     Other                                                                     51,120               55,158
                                                                    ------------------   ------------------
         Total current assets                                                 707,623              791,053

Marketable securities - available for sale                                     24,810               23,306
Deferred income taxes                                                          47,692               46,775
Other noncurrent assets                                                       188,127              158,620

Fixed assets                                                                  124,579              121,288
Accumulated depreciation and amortization                                     (83,622)             (81,073)
                                                                    ------------------   ------------------
         Net fixed assets                                                      40,957               40,215

Intangible assets - net                                                        17,186               15,931
                                                                    ------------------   ------------------
                                                                    $       1,026,395    $       1,075,900
                                                                    ==================   ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Premiums payable to insurance companies                        $         532,674    $         570,948
     Accrued salaries and bonuses                                              18,992               36,403
     Accounts payable and other accrued liabilities                            98,563               99,408
     Unearned fees                                                             17,496               18,983
     Income taxes payable                                                       5,898                9,786
     Other                                                                      4,768                3,165
                                                                    ------------------   ------------------
         Total current liabilities                                            678,391              738,693

Other noncurrent liabilities                                                   24,917               19,175

Stockholders' equity:
     Common stock - issued and outstanding 80,652 shares in
         2001 and 80,512 shares in 2000                                        80,652               80,512
     Capital in excess of par value                                                 -                    -
     Retained earnings                                                        243,811              240,018
     Accumulated other comprehensive earnings (loss)                           (1,376)              (2,498)
                                                                    ------------------   ------------------
         Total stockholders' equity                                           323,087              318,032
                                                                    ------------------   ------------------
                                                                    $       1,026,395    $       1,075,900
                                                                    ==================   ==================

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three-month period ended March 31,
                                                                              2001             2000
                                                                          -------------    -------------
                                                                                  (in thousands)
Cash flows from operating activities:
     Net earnings                                                         $     23,462     $     16,817
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Net gain on investments and other                                        (521)            (286)
         Gain on sales of operations                                            (2,375)               -
         Depreciation and amortization                                           4,327            3,996
         Decrease (increase) in restricted cash                                    840           (6,099)
         Decrease in premiums receivable                                        57,156           42,564
         Decrease in premiums payable                                          (38,274)         (26,479)
         Decrease (increase) in trading investments - net                        3,775             (110)
         Decrease in other current assets                                        4,038            7,102
         Decrease in accrued salaries and bonuses                              (17,411)          (8,104)
         Decrease in accounts payable and other accrued liabilities             (2,186)          (1,708)
         Decrease in income taxes payable                                       (3,888)          (5,005)
         Tax benefit from issuance of common stock                               4,471            2,970
         Net change in deferred income taxes                                    (1,350)            (681)
         Other                                                                 (17,101)          11,880
                                                                          -------------    -------------
             Net cash provided by operating activities                          14,963           36,857
                                                                          -------------    -------------
Cash flows from investing activities:
     Purchases of marketable securities                                         (4,469)          (8,610)
     Proceeds from sales of marketable securities                                4,781            7,824
     Proceeds from maturities of marketable securities                              11               89
     Net additions to fixed assets                                              (4,524)          (4,220)
     Proceeds from sales of operations                                           2,700                -
     Other                                                                     (11,694)         (16,026)
                                                                          -------------    -------------
             Net cash used by investing activities                             (13,195)         (20,943)
                                                                          -------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                      4,258            7,110
     Repurchases of common stock                                               (12,836)          (7,364)
     Dividends paid                                                             (9,148)          (7,368)
     Borrowings on line of credit facilities                                     2,200           20,000
     Repayments on line of credit facilities                                    (2,200)         (25,000)
     Equity transactions of pooled companies prior to dates of
        acquisition                                                             (4,967)            2,849
                                                                          -------------    -------------
             Net cash used by financing activities                             (22,693)          (9,773)
                                                                          -------------    -------------
Net (decrease) increase in cash and cash equivalents                           (20,925)           6,141
Cash and cash equivalents at beginning of period                               116,897           85,380
                                                                          -------------    -------------
Cash and cash equivalents at end of period                                $     95,972     $     91,521
                                                                          =============    =============
Supplemental disclosures of cash flow information:
     Interest paid                                                        $        64      $        232
     Income taxes paid                                                          1,894             7,764


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

    The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2000 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's 2000 Annual Report on Form 10-K.

2.  Per Common Share Information

    In November 2000, the Board of Directors declared a two-for-one stock split of Gallagher's common stock, effected in the form of a 100% stock dividend paid on January 18, 2001 to shareholders of record as of January 2, 2001. As a result of this action, par value of the stock remains at $1.00 per share. All information relating to the number of common shares and per common share amounts appearing in this Quarterly Report on Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

3.  Effect of New Pronouncement

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which was effective for fiscal years beginning after June 15, 2000. Because of Gallagher's minimal use of derivatives, the effect of the adoption of SFAS 133 in the first quarter of 2001 was not material to Gallagher's consolidated operating results or financial position.

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

4.  Business Combinations

    During the three-month period ended March 31, 2001, Gallagher acquired substantially all of the net assets of the following companies in exchange for shares of its common stock: MDM Insurance Associates, Inc., 752,000 shares; SKANCO International, Ltd., 263,000 shares; and Madison Scott & Associates, Inc., 34,000 shares. These acquisitions were accounted for as poolings of interests and, except for one of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies.

    The following summarizes the restatement of the 2000 consolidated financial statements to reflect the operations of the 2001 acquisitions (in thousands, except per share data):

                                                          Attributable
    Three-month period ended         As Previously         to Pooled
     March 31, 2000                     Reported           Companies        As Restated
    -----------------------------    -------------        ------------      -----------
    Total revenues                      $  165,434           $   3,774      $   169,208
    Net earnings                            16,550                 267           16,817
    Net earnings per common share              .21                   -              .21
    Net earnings per common and
        common equivalent share                .20                   -              .20


5.  Insurance Company Receivables and Payables

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

                               March 31,           December 31,
                                 2001                  2000
                             -------------        --------------
    Premiums and claims:
       Receivable             $    409,366          $    373,764
       Payable                     413,158               378,166




    The differences between the receivable and payable balances represents fiduciary funds received by the reinsurance intermediary subsidiary, which are included in restricted cash and premiums payable to insurance companies in the accompanying consolidated balance sheets.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

6.  Earnings Per Share

    The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                                                        Three-month period ended
                                                                                                March 31,
                                                                                        2001                 2000
                                                                                   --------------       ---------------
     Net earnings                                                                   $     23,462         $      16,817
                                                                                    =============        ==============
     Weighted average number of common shares outstanding                                 80,684                78,319
     Dilutive effect of stock options using the treasury stock method                      5,379                 4,079
                                                                                    -------------        --------------
     Weighted average number of common and common equivalent
          shares outstanding                                                              86,063                82,398
                                                                                    =============        ==============
     Net earnings per common share                                                  $        .29         $         .21
     Net earnings per common and common equivalent share                                     .27                   .20



    Options to purchase 144,000 and 20,000 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7.  Comprehensive Earnings

    The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                                                  Three-month period ended March 31,
                                                                                        2001                  2000
                                                                                  --------------        --------------
    Net earnings                                                                  $       23,462        $       16,817
    Net change unrealized gain (loss) on available for sale securities,
      net of income taxes of $748 and ($32), respectively                                  1,122                   (48)
                                                                                  --------------        --------------
    Comprehensive earnings                                                        $       24,584        $       16,769
                                                                                  ==============        ==============

    Accumulated other comprehensive earnings (loss) at beginning of period        $       (2,498)       $       (2,669)
    Net change unrealized gain (loss) on available for sale securities,
      net of income taxes                                                                  1,122                   (48)
                                                                                  --------------        --------------
    Accumulated other comprehensive earnings (loss) at end of period              $       (1,376)       $       (2,717)
                                                                                  ==============        ==============

                           ARTHUR J. GALLAGHER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (Continued)

8.  Quarterly Operating Results

    Quarterly operating results for 2000 were as follows (in thousands, except per share data):

                                                             1st           2nd          3rd           4th
                                                          ----------    ----------   -----------   ----------
    Revenues:
        Commissions                                       $  97,679     $ 100,174    $  113,024    $ 121,564
        Fees                                                 64,386        64,545        73,491       78,651
        Investment income and other:
           Investment income                                  5,145         5,668         8,019        5,486
           Income from equity investments,
              partnerships and joint ventures                 1,380         2,907         5,686        4,212
           Other income                                         618           105           632        2,302
                                                          ----------    ----------   -----------   ----------
              Total investment income and other               7,143         8,680        14,337       12,000
                                                          ----------    ----------   -----------   ----------
                 Total revenues                             169,208       173,399       200,852      212,215
    Expenses:
        Salaries and employee benefits                       91,330        93,113        97,858      111,865
        Other operating expenses                             52,211        55,537        58,036       69,267
                                                          ----------    ----------   -----------   ----------
                 Total expenses                             143,541       148,650       155,894      181,132
                                                          ----------    ----------   -----------   ----------
    Earnings before income taxes                             25,667        24,749        44,958       31,083
    Provision for income taxes                                8,850         8,549        13,350        6,883
                                                          ----------    ----------   -----------   ----------
        Net earnings                                      $  16,817     $  16,200    $   31,608    $  24,200
                                                          ==========    ==========   ===========   ==========
    Net earnings per common share                         $     .21     $     .20    $      .40    $     .30
    Net earnings per common and common
        equivalent share                                        .20           .19           .37          .28

Item 2.
                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Fluctuations in premiums charged by insurance companies have a direct and potentially material effect on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Underwriting losses and the downward turn in equity markets in 2000 have placed insurers in the situation of having to replenish depleted reserves. To accomplish this, many carriers began to increase premium rates throughout 2000 and into 2001 across many sectors of the insurance market place. These increases are viewed as a "hardening of the market" (i.e., higher premium rates), and generally, result in increased commission revenues. Gallagher is seeing generally higher premium rates in the insurance marketplace. These higher rates have contributed to the overall revenue growth in the first quarter of 2001. Although a hardening of the market contributes positively to Gallagher's results the longevity of a hard market and its effect on Gallagher's business are difficult to predict.

Because of rising insurance costs, management believes there is a trend for certain "risk" buyers to move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales in areas of risk management, claims management, insurance captive and self-insurance will continue to be a major factor in Gallagher's fee revenue growth during 2001.

Gallagher's results of operations for all periods presented prior to 2001 have been restated for two 2001 acquisitions accounted for as poolings of interests to include the operations of these companies prior to the acquisition dates. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate on period to period comparisons, see Note 4 to the Consolidated Financial Statements.

Commission revenues increased by 10% to $107.2 million in the first quarter of 2001 over the respective period in 2000. This increase is due principally to new business of approximately $17.3 million and renewal rate increases partially offset by lost business and a flattening in revenue from national insurance revenue-sharing programs.

Fee revenues increased by 19% or $12.0 million to $76.4 million in the first quarter of 2001 over the respective period in 2000. This increase, generated primarily by the Risk Management Services segment, resulted from new business production of approximately $13.2 million, renewal rate increases and favorable retention rates on existing business partially offset by lost business.

Investment income and other increased 113% to $15.2 million in the first quarter of 2001 over the same period in 2000. This increase is due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. This land development project completed its first real estate transaction earlier in the year. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business.

Salaries and employee benefits increased by $14.6 million or 16% to $105.9 million in the first quarter of 2001. This increase was higher than usual and reflects an 8% increase in employee headcount in the period from March 31, 2000 to March 31, 2001, salary increases and associated employee benefit costs and increases in incentive compensation linked to Gallagher's overall operating results and the performance of Gallagher's investment portfolio.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Other operating expenses increased by 22% to $63.6 million in the first quarter of 2001. This increase is due primarily to start up, professional services and ongoing expenses related to the operations of synthetic fuel facilities and to performance-related investment fees. In addition, Gallagher experienced increases in expenses in 2001 related to increased leased space, temporary help needed to service new risk management and claims business, and commissions paid to sub-brokers.

The effective income tax rate was 20% for the first quarter of 2001 and 34% for the first quarter 2000. These rates are net of the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are partially offset by state and foreign taxes. The reduction in the effective income tax rate in 2001 from the prior year reflects an increase in tax credits earned in 2001 from alternative energy related partnerships that operate synthetic fuel facilities.

Net earnings per common and common equivalent share for the first quarter of 2001 were $.27 compared to $.20 in 2000, a 35% increase. This increase is primarily due to the decrease in the effective income tax rate in 2001 from the same period in 2000 and also reflects the previously discussed investment gains.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                      Insurance               Risk
                                      Brokerage            Management         Financial
                                      Services              Services          Services       Corporate          Total
                                      --------              --------          --------       ---------          -----
Three-month period ended
------------------------
March 31, 2001
--------------
Total revenues                      $    122,219        $      65,760      $     10,984      $    (151)    $    198,812
Earnings (loss) before
     income taxes                         17,270                9,448             3,965         (1,356)          29,327
March 31, 2000
--------------
Total revenues                           110,894               55,203             3,111              -          169,208
Earnings (loss) before
     income taxes                         15,386                9,054             1,611           (384)          25,667

Total Identifiable Assets at
----------------------------
March 31, 2001                           608,686               60,366           249,947        107,396        1,026,395
March 31, 2000                           584,425               56,722           232,185         42,806          916,138

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Insurance Brokerage Services

The Insurance Brokerage Services segment encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' managing of risk. This segment also provides consulting, for fee compensation related to clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale brokerage operations.

Total revenues for this segment in the three-month period ended March 31, 2001 increased 10% to $122.2 million over the same period in 2000. This increase is due principally to new business of approximately $17.3 million and renewal rate increases partially offset by lost business and a flattening in revenue from national insurance revenue-sharing programs. Earnings before income taxes for this segment in the three-month period ended March 31, 2001 increased 12% to $17.3 million over the same period in 2000. This increase is due primarily to the new business production and rate increases mentioned above.

Risk Management Services

The Risk Management Services segment includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers.

Total revenues for this segment in the three-month period ended March 31, 2001 increased 19% to $65.8 million over the respective period in 2000 due primarily to new business production of approximately $13.2 million, renewal rate increases and favorable retention rates on existing business partially offset by lost business. Earnings before income taxes for this segment in the first quarter of 2001 increased over the first quarter of 2000 by 4% to $9.4 million. This increase is due primarily to the earnings leverage created by the increased revenues discussed above significantly offset by increased costs for personnel and systems conversions.

Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are combined in this segment in order to maximize the return to the company.

In the first quarter of 2001, revenues for this segment increased by $7.9 million or 253% to $11.0 million over the respective period in 2000. This increase is due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. This land development project completed its first real estate transaction earlier in the year. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business. Earnings before income taxes for this segment increased $2.4 million or 146% to $4.0 million in the first quarter of 2001. This increase is due primarily to the increased revenues discussed above significantly offset by increases in incentive compensation linked to the performance of Gallagher's investment portfolio; start up, professional services and ongoing expenses related to the operations of synthetic fuel facilities; and performance-related investment fees.

                           ARTHUR J. GALLAGHER & CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Corporate

The Corporate segment consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Only revenues not attributable to one of the three operating segments are recorded in the Corporate segment. All costs are generated in the United States.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund operating, investment and capital expenditure needs of Gallagher. Cash generated from operating activities was $15.0 million and $36.9 million for the three months ended March 31, 2001 and 2000, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured revolving credit agreement (the "Revolving Credit Agreement"), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letter of credits are limited to $50.0 million under the Revolving Credit Agreement and are applied against the $50.0 million long-term facility in the determination of net funds available for future borrowing. As of March 31, 2001, under this credit agreement, Gallagher has contingently committed to funding $39.3 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. During the three-month period ended March 31, 2001, Gallagher borrowed and repaid $2.2 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's investment activity. As of March 31, 2001, there were no borrowings outstanding under this credit agreement. The Revolving Credit Agreement requires the maintenance of certain financial covenants and Gallagher is in compliance with these covenants.

Through the first three months of 2001, Gallagher paid $9.1 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On April 13, 2001, Gallagher paid a first quarter dividend of $.13 per share to shareholders of record as of March 30, 2001, a 13% increase over the first quarter dividend per share in 2000.

Net capital expenditures were $4.5 million and $4.2 million for each of the three-month periods ended March 31, 2001 and 2000, respectively. In 2001, Gallagher expects to make total expenditures for capital improvements of approximately $17.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2001. Under the plan, Gallagher has repurchased 470,000 shares at a cost of $12.8 million through the first three months of 2001. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Gallagher is authorized to repurchase, under the provisions of the plan, approximately 2.7 million additional shares through June 30, 2001. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                           ARTHUR J. GALLAGHER & CO.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      a.   Exhibit 10.15   -    Arthur J. Gallagher & Co. Supplemental Savings
                                and Thrift Plan.

      b.   Reports on Form 8-K. No Reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                           ARTHUR J. GALLAGHER & CO.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2001.

                            ARTHUR J. GALLAGHER & CO.



                            /s/ Michael J. Cloherty
                            ----------------------------------------
                                        Michael J. Cloherty
                                      Executive Vice President
                                       Chief Financial Officer

                            /s/ Richard C. Cary
                            ----------------------------------------
                                        Richard C. Cary
                                          Controller
                                   Chief Accounting Officer