Form 10-Q
period 2001-06-30
GALLAGHER ARTHUR J & CO
filed 2001-08-13
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

     [_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period
           from                 to
                ---------------    ---------------

     Commission File Number 1-9761


                           ARTHUR J. GALLAGHER & CO.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               36-2151613
    --------------------------------        --------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


               Two Pierce Place, Itasca, Illinois        60143-3141
          -----------------------------------------------------------
            (Address of principal executive offices)     (Zip code)


                                (630) 773-3800
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)



          -----------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 2001 was 84,150,478.

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                        Page No.

Part I.   Financial Information:

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Statements of Earnings for the three-
                     month and six-month periods ended June 30, 2001
                     and 2000................................................. 3

                   Consolidated Balance Sheets at June 30, 2001 and
                     December 31, 2000........................................ 4

                   Consolidated Statements of Cash Flows for the six-
                     month periods ended June 30, 2001 and 2000............... 5

                   Notes to Consolidated Financial Statements.............. 6-10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 11-16


Part II.  Other Information:

          Item 4.  Submission of Matters to a Vote of Security Holders....... 17

          Item 6.  Exhibits and Reports on Form 8-K.......................... 17

          Signatures......................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                        Three-month period ended     Six-month period ended
                                                                June 30,                    June 30,
                                                           2001          2000          2001          2000
                                                        ----------    ----------    ----------    ----------
                                                               (in thousands, except per share data)
Operating Results
Revenues:
    Commissions                                          $122,768      $107,475      $240,460      $216,485
    Fees                                                   77,500        64,545       153,883       128,931
    Investment income and other:
        Investment income                                   7,058         5,946        13,104        11,666
        Income from equity investments, partnerships
          and joint ventures                                  974         2,907         7,732         4,287
        Other income                                          792           105         3,603           723
                                                         --------      --------      --------      --------
    Total investment income and other                       8,824         8,958        24,439        16,676
                                                         --------      --------      --------      --------
        Total revenues                                    209,092       180,978       418,782       362,092
Expenses:
    Salaries and employee benefits                        109,443        96,821       218,787       192,112
    Other operating expenses                               71,051        58,038       137,498       113,329
                                                         --------      --------      --------      --------
        Total expenses                                    180,494       154,859       356,285       305,441
                                                         --------      --------      --------      --------
Earnings before income taxes                               28,598        26,119        62,497        56,651
Provision for income taxes                                  5,542         9,035        12,499        20,027
                                                         --------      --------      --------      --------
    Net earnings                                         $ 23,056      $ 17,084      $ 49,998      $ 36,624
                                                         ========      ========      ========      ========
Net earnings per common share                            $    .27      $    .21      $    .59      $    .44
Net earnings per common and common equivalent share           .26           .19           .56           .42
Dividends declared per common share                          .130          .115          .260          .230


                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,     December 31,
                                                          2001           2000
                                                       ----------    ------------
                                                             (in thousands)
                      ASSETS
Current assets:
    Cash and cash equivalents                          $  100,930     $  140,707
    Restricted cash                                       178,498        158,228
    Premiums and fees receivable                          499,039        435,010
    Investment strategies - trading                        49,299         51,897
    Other                                                  54,050         56,078
                                                       ----------     ----------
        Total current assets                              881,816        841,920

Marketable securities - available for sale                 22,908         23,306
Deferred income taxes                                      48,295         47,824
Other noncurrent assets                                   196,087        159,649

Fixed assets                                              133,935        125,883
Accumulated depreciation and amortization                 (90,411)       (83,961)
                                                       ----------     ----------
        Net fixed assets                                   43,524         41,922

Intangible assets - net                                    22,609         15,931
                                                       ----------     ----------
                                                       $1,215,239     $1,130,552
                                                       ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Premiums payable to insurance companies            $  672,251     $  602,831
    Accrued salaries and bonuses                           23,224         37,643
    Accounts payable and other accrued liabilities        114,309        109,030
    Unearned fees                                          17,684         19,014
    Income taxes payable                                      194          9,800
    Other                                                  26,493          5,165
                                                       ----------     ----------
        Total current liabilities                         854,155        783,483

Other noncurrent liabilities                               27,293         19,271

Stockholders' equity:
    Common stock - issued and outstanding 84,150
      shares in 2001 and 83,951 shares in 2000             84,150         83,951
    Capital in excess of par value                         24,541         21,809
    Retained earnings                                     230,772        224,536
    Unearned deferred compensation                         (3,813)            --
    Accumulated other comprehensive earnings (loss)        (1,859)        (2,498)
                                                       ----------     ----------
        Total stockholders' equity                        333,791        327,798
                                                       ----------     ----------
                                                       $1,215,239     $1,130,552
                                                       ==========     ==========

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six-month period ended June 30,
                                                                                     2001               2000
                                                                                 ------------       ------------
                                                                                         (in thousands)
Cash flows from operating activities:
    Net earnings                                                                   $ 49,998           $ 36,624
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Net gain on investments and other                                            (2,716)              (685)
        Gain on sales of operations                                                  (2,375)                --
        Depreciation and amortization                                                 9,195              8,588
        Increase in restricted cash                                                 (20,270)            (2,803)
        Increase in premiums receivable                                             (63,798)           (19,594)
        Increase in premiums payable                                                 69,420             48,511
        Decrease (increase) in trading investments - net                              3,680               (329)
        Decrease in other current assets                                              1,527                252
        Decrease in accrued salaries and bonuses                                    (14,232)           (11,749)
        Increase (decrease) in accounts payable and other accrued liabilities         4,075             (2,290)
        Decrease in income taxes payable                                             (9,606)            (9,299)
        Tax benefit from issuance of common stock                                     7,304              9,699
        Net change in deferred income taxes                                            (582)               (27)
        Other                                                                        (8,043)             9,015
                                                                                   --------           --------
            Net cash provided by operating activities                                23,577           $ 65,913
                                                                                   --------           --------
Cash flows from investing activities:
    Purchases of marketable securities                                               (9,009)           (14,566)
    Proceeds from sales of marketable securities                                     15,603             13,725
    Proceeds from maturities of marketable securities                                    76                330
    Net additions to fixed assets                                                    (9,527)            (9,428)
    Proceeds from sales of operations                                                 2,700                 --
    Other                                                                           (20,735)           (21,137)
                                                                                   --------           --------
            Net cash used by investing activities                                   (20,892)           (31,076)
                                                                                   --------           --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                            6,735             17,910
    Repurchases of common stock                                                     (25,110)           (12,821)
    Dividends paid                                                                  (19,637)           (15,932)
    Borrowings on line of credit facilities                                          85,700             30,000
    Repayments on line of credit facilities                                         (77,200)           (40,000)
    Equity transactions of pooled companies prior to dates of acquisition           (12,950)             1,421
                                                                                   --------           --------
            Net cash used by financing activities                                   (42,462)           (19,422)
                                                                                   --------           --------
Net (decrease) increase in cash and cash equivalents                                (39,777)            15,415
Cash and cash equivalents at beginning of period                                    140,707             96,013
                                                                                   --------           --------
Cash and cash equivalents at end of period                                         $100,930           $111,428
                                                                                   ========           ========
Supplemental disclosures of cash flow information:
    Interest paid                                                                  $    856           $    499
    Income taxes paid                                                                11,489             17,524

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

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

     SFAS 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Gallagher initiated several business combinations prior to July 1, 2001 that are expected to be completed prior to December 31, 2001 and be accounted for as poolings of interests because they meet the qualifying criteria of SFAS 141.

     Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized, but will be subject to periodic review for impairment (at least annually or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 will apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies will be required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Because of the different transition dates for goodwill and

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

2.   Effect of New Pronouncements (Continued)

     intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period (June 30, to December 31, 2001) until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized.

     Gallagher will apply the new rules on accounting for pre-existing goodwill and other intangible assets beginning in the first quarter of 2002. Management has not yet determined the effect on net earnings of the application of the nonamortization provisions of SFAS 142. During 2002, Gallagher will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on Gallagher's operating results or financial position.

3.   Business Combinations

     During the six-month period ended June 30, 2001, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for shares of its common stock: The Galtney Group, Inc. dba Healthcare Insurance Services, 3,330,000 shares; MDM Insurance Associates, Inc., 752,000 shares; SKANCO International, Ltd., 263,000 shares; Nelson/Monarch Insurance Services, Ltd., 109,000 shares; and Madison Scott & Associates, Inc., 34,000 shares. These acquisitions were accounted for as poolings of interests and, except for one of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. The following summarizes the restatement of the 2000 consolidated financial statements to reflect the operations of the 2001 acquisitions (in thousands, except per share data):

     Three-month period ended         As Previously    Attributable to
     June 30, 2000                      Reported       Pooled Companies    As Restated
     -----------------------------    -------------    ----------------    -----------
     Total revenues                     $169,625           $11,353          $180,978
     Net earnings                         15,933             1,151            17,084
     Net earnings per common share           .20               .01               .21
     Net earnings per common and
       common equivalent share               .19                --               .19

     Six-month period ended
     June 30, 2000
     -----------------------------
     Total revenues                     $335,059           $27,033          $362,092
     Net earnings                         32,483             4,141            36,624
     Net earnings per common share           .42               .02               .44
     Net earnings per common and
       common equivalent share               .39               .03               .42

     Effective May 1, 2001, Gallagher acquired substantially all of the net assets of Texas Insurance Agency, Inc.-Houston, an insurance brokerage firm, in exchange for an initial cash payment of $4.6 million and a contingent obligation of $1.5 million. This acquisition was accounted for as a purchase and was not material to the consolidated financial statements.

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

                                      June 30,    December 31,
                                        2001          2000
                                      --------    ------------
          Premiums and claims:
              Receivable              $418,645      $373,764
              Payable                  430,550       378,166

     The differences between the receivable and payable balances represent fiduciary funds received by the reinsurance intermediary subsidiary, which are included in restricted cash and premiums payable to insurance companies in the accompanying consolidated balance sheets.

5.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                  Three-month period     Six-month period
                                                    ended June 30,        ended June 30,
                                                   2001       2000       2001       2000
                                                  -------    -------    -------    -------
      Net earnings                                $23,056    $17,084    $49,998    $36,624
                                                  =======    =======    =======    =======
      Weighted average number of common shares
        outstanding                                84,028     82,924     84,076     82,341
      Dilutive effect of stock options using
        the treasury stock method                   5,138      4,763      5,257      4,536
                                                  -------    -------    -------    -------
      Weighted average number of common and
        common equivalent shares outstanding       89,166     87,687     89,333     86,877
                                                  =======    =======    =======    =======
      Net earnings per common share               $   .27    $   .21    $   .59    $   .44
      Net earnings per common and common
        equivalent share                              .26        .19        .56        .42

     Options to purchase 295,000 and 232,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. Options to purchase 220,000 and 125,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month period then ended. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective periods and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

6.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                     Three-month period    Six-month period
                                                       ended June 30,       ended June 30,
                                                      2001       2000       2001       2000
                                                     -------    -------    -------    -------
Net earnings                                         $23,056    $17,084    $49,998    $36,624
Net change in unrealized gain (loss) on available
  for sale securities, net of income taxes of
  ($322), $140, $426 and $108, respectively             (483)       210        639        162
                                                     -------    -------    -------    -------
Comprehensive earnings                               $22,573    $17,294    $50,637    $36,786
                                                     =======    =======    =======    =======
Accumulated other comprehensive earnings (loss)
  at beginning of period                             $(1,376)   $(2,717)   $(2,498)   $(2,669)
Net change in unrealized gain (loss) on available
  for sale securities, net of income taxes              (483)       210        639        162
                                                     -------    -------    -------    -------
Accumulated other comprehensive earnings (loss)
  at end of period                                   $(1,859)   $(2,507)   $(1,859)   $(2,507)
                                                     =======    =======    =======    =======


7.   Deferred Compensation

     In 2001, Gallagher adopted the Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher's Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan normally may not be made until the participant retires after reaching age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

     In June 2001, Gallagher contributed $4.0 million to the plan through the issuance of 152,000 shares of Gallagher common stock. Gallagher accounts for the common stock issued to the plan in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." EITF 97-14 requires that the Gallagher common stock issued to the trust be valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation to be classified as an equity instrument, with no recognition of changes in the fair value of the amount owed to the participants. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying 2001 consolidated balance sheet and is being amortized ratably over the vesting period of the participants. During the three-month period ended June 30, 2001, $187,000 was charged to expense related to this plan.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

8.   Quarterly Operating Results

     Quarterly operating results for 2000, as restated for the 2001 acquisitions accounted for as poolings of interests, were as follows (in thousands, except per share data):

                                                             1st         2nd         3rd         4th
                                                           --------    --------    --------    --------
     Revenues:
         Commissions                                       $109,010    $107,475    $119,227    $128,004
         Fees                                                64,386      64,545      73,491      78,651
         Investment income and other:
             Investment income                                5,720       5,946       8,217       5,812
             Income from equity investments,
               partnerships and joint ventures                1,380       2,907       5,686       4,212
             Other income                                       618         105         632       2,302
                                                           --------    --------    --------    --------
         Total investment income and other                    7,718       8,958      14,535      12,326
                                                           --------    --------    --------    --------
             Total revenues                                 181,114     180,978     207,253     218,981
     Expenses:
         Salaries and employee benefits                      95,291      96,821     101,891     115,350
         Other operating expenses                            55,291      58,038      59,822      71,970
                                                           --------    --------    --------    --------
             Total expenses                                 150,582     154,859     161,713     187,320
                                                           --------    --------    --------    --------
     Earnings before income taxes                            30,532      26,119      45,540      31,661
     Provision for income taxes                              10,992       9,035      13,552       7,102
                                                           --------    --------    --------    --------
         Net earnings                                      $ 19,540    $ 17,084    $ 31,988    $ 24,559
                                                           ========    ========    ========    ========
     Net earnings per common share                         $    .24    $    .21    $    .38    $    .29
     Net earnings per common and common equivalent share        .23         .19         .36         .27

Item 2.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Fluctuations in premiums charged by insurance companies have a direct and potentially material effect on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and therefore, normally follow premium levels. Underwriting losses and the downward turn in equity markets in 2000 and 2001 have placed insurers in the situation of having to replenish depleted reserves. To accomplish this, many carriers began to increase premium rates in 2000 and have continued this trend into 2001 across many sectors of the insurance marketplace. These increases are viewed as a "hardening of the market" (i.e., higher premium rates), and generally result in increased commission revenues. Gallagher is generally seeing this trend in higher premium rates, which have contributed to the overall revenue growth in the second quarter and year to date 2001 operating results. Although a hardening of the market overall contributes positively to Gallagher's results, the longevity of a hard market and its effect on Gallagher's business are difficult to predict.

Because of rising insurance costs, management believes there is a trend for certain "risk" buyers to move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales and renewal increases in areas of risk management, claims management, insurance captive and self-insurance will continue to be a major factor in Gallagher's fee revenue growth during 2001, which could adversely impact the growth in commission revenues.

During the six-month period ended June 30, 2001, Gallagher acquired substantially all of the net assets of six insurance brokerage firms, five of which were accounted for as poolings of interests. For four of the acquisitions that were accounted for as poolings of interests, Gallagher's results of operations for all periods presented have been restated as if they had operated as part of Gallagher prior to their acquisition dates. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on period to period comparisons, see Note 3 to the Consolidated Financial Statements. In June 2001, the FASB issued SFAS 141 which eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Gallagher has initiated several business combinations prior to July 1, 2001 that are expected to be completed prior to December 31, 2001 and be accounted for as poolings of interests because they meet the qualifying criteria of SFAS 141. See Note 2 to the Consolidated Financial Statements.

Commission revenues increased by 14% to $122.8 million in the second quarter of 2001 and by 11% to $240.5 million in the first half of 2001 over the respective periods in 2000. These increases are due principally to new business production of $23.5 million in the second quarter of 2001 and $40.8 million in the first six months of 2001, and to renewal increases from increased premiums partially offset by lost business and a reduction in revenue from national insurance revenue-sharing programs.

Fee revenues increased by 20% or $13.0 million to $77.5 million in the second quarter of 2001 and by 19% or $25.0 million to $153.9 million in the first six months of 2001 over the respective periods in 2000. These increases, generated primarily by the Risk Management Services segment, reflect new business production of approximately $14.0 million in the second quarter of 2001 and $27.2 million in the first six months of 2001, and renewal rate increases partially offset by lost business.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Investment income and other in the second quarter of 2001 of $8.8 million was essentially flat compared to the same period in 2000. In the first six months of 2001, investment income and other increased 47% % or $7.8 million to $24.4 million over the respective period in 2000. This increase is due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio and to realized gains generated from Gallagher's marketable securities portfolio and two sale transactions discussed below. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. This land development project completed its first real estate transaction earlier in the year. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business.

Salaries and employee benefits increased by 13% or $12.6 million to $109.4 million in the second quarter of 2001 and increased by 14% or $26.7 million to $218.8 million in the first six months of 2001 over the respective periods in 2000. These increases are higher than usual and reflect salary increases and associated employee benefit costs, increases in incentive compensation linked to Gallagher's overall operating results and the performance of Gallagher's investment portfolio, and a 9% increase in employee headcount in the period from June 30, 2000 to June 30, 2001. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed and to a recent initiative to hire additional production personnel to generate future revenue growth.

Other operating expenses increased by 22% or $13.0 million to $71.1 million in the second quarter of 2001 and by 21% or $24.2 million to $137.5 million in the first six months of 2001 over the respective periods in 2000. These increases are due primarily to start up, professional services and ongoing expenses related to the operations of synthetic fuel facilities and to performance-related investment fees. In addition, Gallagher experienced increases in expenses in 2001 related to increased leased space, temporary help needed to service new risk management and claims business and commissions paid to sub-brokers.

The effective income tax rate was 19.4% for the second quarter and 20.0% for the first six months of 2001 and 34.6% for the second quarter and 35.4% for the first six months of 2000. These rates are net of the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy related partnerships that operate synthetic fuel facilities, which are partially offset by state and foreign taxes. The reductions in the effective income tax rates in 2001 from the prior year reflect an increase in tax credits earned in 2001 from the alternative energy projects.

Net earnings per common and common equivalent share increased by 37% or $.07 to $.26 in the second quarter of 2001 and by 33% or $.14 to $.56 in the first six months of 2001 over the respective periods in 2000. These increases are primarily due to the decrease in the effective income tax rate in 2001 from the same period in 2000 and also reflect the previously discussed investment gains.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                       Insurance
                                       Brokerage    Risk Management    Financial
                                       Services        Services         Services     Corporate      Total
                                       ---------    ---------------    ----------    ---------    ----------
Three-month period ended
------------------------
June 30, 2001
-------------
Total revenues                          $138,568       $ 65,328         $  5,196      $    --     $  209,092
Earnings (loss) before income taxes       26,848          8,476           (3,701)      (3,025)        28,598

June 30, 2000
-------------
Total revenues                           121,657         55,643            3,678           --        180,978
Earnings (loss) before income taxes       17,296          8,317            1,778       (1,272)        26,119

Six-month period ended
----------------------
June 30, 2001
-------------
Total revenues                           271,665        131,088           16,180         (151)       418,782
Earnings (loss) before income taxes       48,690         17,924              264       (4,381)        62,497

June 30, 2000
-------------
Total revenues                           244,457        110,846            6,789           --        362,092
Earnings (loss) before income taxes       37,547         17,371            3,389       (1,656)        56,651

Total Identifiable Assets at
----------------------------
June 30, 2001                            800,808         63,688          242,714      108,029      1,215,239
June 30, 2000                            697,194         58,839          241,619       41,482      1,039,134


Insurance Brokerage Services

The Insurance Brokerage Services segment encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' managing of risk. This segment also provides consulting, for fee compensation related to the clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale insurance brokerage operations.

Total revenues for this segment in the three and six-month periods ended June 30, 2001 increased 14% to $138.6 million and 11% to $271.7 million, respectively, over the same periods in 2000. These increases are due principally to new business of approximately $23.5 and $40.8 million, respectively, and renewal rate increases partially offset by lost business and a reduction in revenue from national insurance revenue-sharing programs. Earnings before income taxes for this segment in the three and six-month periods ended June 30, 2001 increased

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

55% to $26.8 million and 30% to $48.7 million, respectively, over the same periods in 2000. These increases are due primarily to the new business production and rate increases mentioned above.


Risk Management Services

The Risk Management Services segment includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers.

Total revenues for this segment in the three and six-month periods ended June 30, 2001 increased 17% to $65.3 million and 18% to $131.1 million over the respective periods in 2000 due primarily to new business production of approximately $14.0 and $27.2 million, respectively, and renewal rate increases partially offset by lost business. Earnings before income taxes for this segment in the three and six-month periods ended June 30, 2001 increased 2% to $8.5 million and 3% to $17.9 million, respectively, over the same periods in 2000. These increases are due primarily to the earnings leverage created by the increased revenues discussed above significantly offset by increased costs for personnel and systems conversions.


Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The non-fiduciary invested assets of Gallagher are combined in this segment in order to maximize the return to the company.

Total revenues for this segment in the three and six-month periods ended June 30, 2001 increased 41% to $5.2 million and 138% to $16.2 million over the respective periods in 2000. These increases are due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio and to realized gains generated from Gallagher's marketable securities portfolio and two sale transactions discussed below. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. This land development project completed its first real estate transaction earlier in the year. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business. Earnings (loss) before taxes for this segment in the three and six-month periods ended June 30, 2001 decreased $5.5 million to a loss of $3.7 million and $3.1 million to earnings of $264,000, respectively. These decreases are due primarily to increases in start up, professional services and ongoing expenses related to the operations of synthetic fuel facilities; incentive compensation linked to the performance of Gallagher's investment portfolio; and performance-related investment fees. Gallagher incurred expenses of approximately $7.5 million and $10.7 million in the three and six-month periods ended June 30, 2001 related to the operations of the synthetic fuel facilities. The tax credits earned by Gallagher from these facilities have increased significantly in 2001, which resulted in a reduction of Gallagher's to effective income tax rates in 2001 from the prior year.


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

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Cash generated from operating activities was $23.6 million and $65.9 million for the six months ended June 30, 2001 and 2000, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured revolving credit agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letters of credit are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. As of June 30, 2001, under the long-term credit facility, Gallagher has contingently committed to funding $44.2 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. During the six-month period ended June 30, 2001, Gallagher borrowed $85.7 million and repaid $77.2 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activity. As of June 30, 2001, $8.5 million was outstanding under the short-term credit facility. The Revolving Credit Agreement requires the maintenance of certain financial covenants and Gallagher was in compliance with these covenants as of June 30, 2001.

Through the first six months of 2001, Gallagher paid $19.6 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On July 13, 2001, Gallagher paid a second quarter dividend of $.13 per share to shareholders of record as of June 29, 2001, a 13% increase over the second quarter dividend per share in 2000.

Net capital expenditures were $9.5 million and $9.4 million for each of the six-month periods ended June 30, 2001 and 2000, respectively. Gallagher expects to make total capital expenditures of approximately $17.0 million in 2001. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2002. Under the plan, Gallagher has repurchased 914,000 shares at a cost of $25.1 million in the first six months of 2001. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Gallagher is authorized to repurchase under the provisions of the plan, approximately 4.8 million additional shares through June 30, 2002. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher's income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; Gallagher's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher's renewal business; Gallagher's operating results, return on investment and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and changes in income tax laws. Gallagher's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 22, 2001, 74,623,357 shares of Gallagher's Common Stock, or 92.44% of the total Common Stock outstanding on the record date for such meeting, were represented.

        Among other things, the Stockholders of Gallagher elected Mr. T. Kimball Brooker, Mr. Robert E. Gallagher, Mr. David E. McGurn, Jr., and Mr. Richard J. McKenna as Class II directors with terms expiring in 2004, Mr. James W. Durkin, Jr., as a Class I director with a term expiring in 2003, Mr. James J. Braniff III as a Class III director with a term expiring in 2002, and ratified the appointment of Mr. Gary
        P. Coughlan as a Class III director with a term expiring in 2002. Of the shares voted with respect to the election of Mr. Brooker, 71,637,870 were voted in favor and 2,985,487 were withheld. Of the shares voted with respect to the election of Mr. Gallagher, 68,307,130 were voted in favor and 6,316,227 were withheld. Of the shares voted with respect to the election of Mr. McGurn, 71,208,957 were voted in favor and 3,414,400 were withheld. Of the shares voted with respect to the election of Mr. McKenna, 71,111,869 were voted in favor and 3,511,488 were withheld. Of the shares voted with respect to the election of Mr. Durkin, 71,109,161 were voted in favor and 3,514,196 were withheld. Of the shares voted with respect to the election of Mr. Braniff, 71,206,669 were voted in favor and 3,416,688 were withheld. Of the shares voted with respect to the ratification of Mr. Coughlan, 71,633,623 were voted in favor and 2,989,734 were withheld.

        In addition to Mr. Coughlan, continuing as Class III directors with terms expiring in 2002 are Michael J. Cloherty and Robert Ripp. Continuing as Class I directors with terms expiring in 2003 are J. Patrick Gallagher, Jr., Ilene S. Gordon, and James R. Wimmer.

        The Stockholders of Gallagher also approved an Amendment to Clause (A) of Article FOURTH of Gallagher's Restated Certificate of Incorporation increasing Gallagher's authorized common stock, from 200,000,000 to 400,000,000 shares. Of the shares voted with respect to the amendment, 62,247,299 were voted in favor, 9,309,833 were voted against, and 66,225 were withheld.

        The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibit  3.1.2    -  Certificate of Amendment of Restated Certificate of
                             Incorporation of Arthur J. Gallagher & Co. (Amended as of May 23, 2001).

        Exhibit 10.8.2    -  Arthur J. Gallagher & Co. and AJG Financial
                             Services, Inc. Second Amendment to Credit Agreement Dated as of May 31, 2001.

        Exhibit 10.27.2   -  Amendment No. 2 to the Arthur J. Gallagher & Co
                             Restated 1988 Nonqualified Stock Option Plan
                             (Amended as of January 18, 2001).

        Exhibit 10.28.2   -  Amendment No. 3 to the Arthur J. Gallagher & Co
                             Restated 1989 Non-Employee Directors' Stock Option Plan (Amended as of January 18, 2001).

     b. Reports on Form 8-K. No Reports on Form 8-K were filed during the three-
                             month period ended June 30, 2001.

                            ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2001.

                                        ARTHUR J. GALLAGHER & CO.



                                        /s/ Michael J. Cloherty
                                        --------------------------------
                                              Michael J. Cloherty
                                            Executive Vice President
                                            Chief Financial Officer


                                        /s/ Richard C. Cary
                                        --------------------------------
                                                Richard C. Cary
                                                   Controller
                                            Chief Accounting Officer