Form 10-Q
period 2001-09-30
GALLAGHER ARTHUR J & CO
filed 2001-11-13
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to ________ _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 2001 was 84,700,220.

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                                Page No.
Part I.   Financial Information:

          Item 1. Financial Statements (Unaudited):

                  Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2001 and 2000.............. 3

                  Consolidated Balance Sheets at September 30, 2001 and
                    December 31, 2000................................................. 4

                  Consolidated Statements of Cash Flows for the nine-month
                    periods ended September 30, 2001 and 2000......................... 5

                  Notes to Consolidated Financial Statements....................... 6-11

          Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................... 12-18

Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K................................... 19

          Signatures................................................................. 20



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           Three-month period ended     Nine-month period ended
                                                                 September 30,                September 30,
                                                              2001           2000          2001           2000
                                                            ---------     ---------     ---------      ---------
                                                                   (in thousands, except per share data)
Operating Results

Revenues:
     Commissions                                            $ 136,180     $ 120,985     $ 380,504      $ 340,486
     Fees                                                      84,422        73,533       238,413        202,548
     Investment income and other:
         Investment income                                      4,330         8,283        17,470         20,081
         Income from equity investments,
            partnerships and joint ventures                     6,907         5,686        14,639          9,973
         Other income                                           1,458           632         5,061          1,355
                                                            ---------     ---------     ---------      ---------
     Total investment income and other                         12,695        14,601        37,170         31,409
                                                            ---------     ---------     ---------      ---------
         Total revenues                                       233,297       209,119       656,087        574,443

Expenses:
     Salaries and employee benefits                           114,843       103,145       336,180        297,765
     Other operating expenses                                  68,176        60,332       196,072        174,681
     Partnership investment expenses                            8,259             -        18,971              -
                                                            ---------     ---------     ---------      ---------
         Total expenses                                       191,278       163,477       551,223        472,446
                                                            ---------     ---------     ---------      ---------
Earnings before income taxes                                   42,019        45,642       104,864        101,997
Provision for income taxes                                        116        13,579        12,681         33,660
                                                            ---------     ---------     ---------      ---------
     Net earnings                                           $  41,903     $  32,063     $  92,183      $  68,337
                                                            =========     =========     =========      =========

Net earnings per common share                               $     .49     $     .38     $    1.09      $     .82
Net earnings per common and
     common equivalent share
                                                                  .47           .36          1.03            .77

Dividends declared per common share
                                                                 .130          .115          .390           .345


                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                September 30,     December 31,
                                                                                    2001              2000
                                                                                -------------     ------------
                                                                                        (in thousands)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $    124,238      $   141,831
    Restricted cash                                                                  189,916          158,646
    Premiums and fees receivable                                                     402,756          436,542
    Investment strategies - trading                                                   48,712           51,897
    Other                                                                             83,580           56,447
                                                                                ------------      -----------
         Total current assets                                                        849,202          845,363

Marketable securities - available for sale                                            18,493           23,306
Deferred income taxes                                                                 48,925           47,824
Other noncurrent assets                                                              180,406          160,360

Fixed assets                                                                         139,694          126,933
Accumulated depreciation and amortization                                            (93,677)         (84,387)
                                                                                ------------      -----------
         Net fixed assets                                                             46,017           42,546

Intangible assets - net                                                               22,867           16,089
                                                                                ------------      -----------
                                                                                $  1,165,910      $ 1,135,488
                                                                                ============      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Premiums payable to insurance companies                                     $    618,185      $   604,979
    Accrued salaries and bonuses                                                      32,946           38,650
    Accounts payable and other accrued liabilities                                   106,675          109,214
    Unearned fees                                                                     18,074           19,014
    Income taxes payable                                                                 474            9,867
    Other                                                                             19,444            5,197
                                                                                ------------      -----------
         Total current liabilities                                                   795,798          786,921

Other noncurrent liabilities                                                          26,948           19,667

Stockholders' equity:
    Common stock - issued and outstanding 84,700 shares in
         2001 and 84,540 shares in 2000                                               84,700           84,540
    Capital in excess of par value                                                     2,973           21,762
    Retained earnings                                                                261,920          225,096
    Unearned deferred compensation                                                    (3,625)               -
    Accumulated other comprehensive earnings (loss)                                   (2,804)          (2,498)
                                                                                ------------      -----------
         Total stockholders' equity                                                  343,164          328,900
                                                                                ------------      -----------
                                                                                $  1,165,910      $ 1,135,488
                                                                                ============      ===========

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine-month period ended September 30,

                                                                                      2001               2000
                                                                               -------------------------------------
                                                                                          (in thousands)
Cash flows from operating activities:
  Net earnings                                                                     $  92,183           $  68,337
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Net gain on investments and other                                              (2,940)             (6,998)
       Gain on sales of operations                                                    (2,375)                  -
       Depreciation and amortization                                                  13,977              13,183
       Increase in restricted cash                                                   (31,270)            (23,063)
       Decrease in premiums receivable                                                38,229              48,881
       Increase in premiums payable                                                   13,206              16,723
       Decrease in trading investments - net                                           4,524               5,986
       (Increase) decrease in other current assets                                    27,634)                730
       Decrease in accrued salaries and bonuses                                       (5,329)             (6,080)
       Decrease in accounts payable and other accrued liabilities                    (10,055)             (7,960)
       Decrease in income taxes payable                                               (9,393)             (9,035)
       Tax benefit from issuance of common stock                                      18,560              11,099
       Net change in deferred income taxes                                              (583)                (96)
       Other                                                                           1,286              (3,200)
                                                                                   ---------           ---------
              Net cash provided by operating activities                               92,386             108,507
                                                                                   ---------           ---------
Cash flows from investing activities:
     Purchases of marketable securities                                              (10,286)            (23,551)
     Proceeds from sales of marketable securities                                     19,470              21,272
     Proceeds from maturities of marketable securities                                   271                 655
     Net additions to fixed assets                                                   (15,557)            (12,291)
     Proceeds from sales of operations                                                 2,700                  -
     Other                                                                           (22,455)            (21,715)
                                                                                   ---------           ---------
              Net cash used by investing activities                                  (25,857)            (35,630)
                                                                                   ---------           --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                           22,102              19,869
     Repurchases of common stock                                                     (67,147)            (13,200)
     Dividends paid                                                                  (30,580)            (24,708)
     Borrowings on line of credit facilities                                          95,700              45,000
     Repayments on line of credit facilities                                         (90,700)            (60,000)
     Equity transactions of pooled companies prior to dates of acquisition           (13,497)                837
                                                                                   ---------           ---------
              Net cash used by financing activities                                  (84,122)            (32,202)
                                                                                   ---------           ---------
Net (decrease) increase in cash and cash equivalents                                 (17,593)             40,675
Cash and cash equivalents at beginning of period                                     141,831              97,531
                                                                                   ---------           ---------
Cash and cash equivalents at end of period                                         $ 124,238           $  38,206
                                                                                   =========           =========
Supplemental disclosures of cash flow information:
     Interest paid                                                                 $     955           $     696
     Income taxes paid                                                                12,627              17,539


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

     SFAS 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Gallagher initiated several business combinations prior to July 1, 2001 that were completed in the third quarter of 2001 and were accounted for as poolings of interests because they met the qualifying criteria of SFAS 141.

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

     December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period (June 30, to December 31, 2001) until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized.

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

3.   Business Combinations

     During the nine-month period ended September 30, 2001, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for shares of its common stock: The Galtney Group, Inc. dba Healthcare Insurance Services, 3,330,000 shares; MDM Insurance Associates, Inc., 752,000 shares; The InWest Group, Inc., 407,000 shares; SKANCO International, Ltd., 263,000 shares; Nelson/Monarch Insurance Services, Ltd., 109,000 shares; E.S. Susanin, Inc., 109,000 shares; Burgess & Associates, Inc., 73,000 shares; Madison Scott & Associates, Inc., 34,000 shares; Midwest Surety Services, Inc., 32,000 shares; and Central Surety Agency, Inc., 26,000 shares. These acquisitions were accounted for as poolings of interests and, except for three of these acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. The following summarizes the restatement of the 2000 consolidated financial statements to reflect the operations of the 2001 acquisitions (in thousands, except per share data):

                                                    Attributable
Three-month period ended          As Previously      to Pooled
September 30, 2000                  Reported         Companies       As Restated
-----------------------------     -------------     ------------     -----------
Total revenues                     $   197,078      $    12,041      $   209,119
Net earnings                            31,341              722           32,063
Net earnings per common share              .40             (.02)             .38
Net earnings per common and
    common equivalent share                .37             (.01)             .36

Nine-month period ended
September 30, 2000
-----------------------------
Total revenues                     $   532,137      $    42,306      $   574,443
Net earnings                            63,824            4,513           68,337
Net earnings per common share              .82                -              .82
Net earnings per common and
    common equivalent share                .77                -              .77

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

                                                  September 30,     December 31,
                                                      2001              2000
                                                  -------------     ------------
Premiums and claims:
     Receivable                                    $   446,832      $   373,764
     Payable                                           452,887          378,166

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED) (Continued)

5.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):


                                                                Three-month period ended      Nine-month period ended
                                                                      September 30,                September 30,
                                                                   2001           2000           2001         2000
                                                                ---------      ---------      ---------     ---------
Net earnings                                                    $  41,903      $  32,063      $  92,183     $  68,337
                                                                =========      =========      =========     =========
Weighted average number of common shares
  outstanding                                                      84,785         84,001         84,705        83,287
Dilutive effect of stock options using the
  treasury stock method                                             5,289          5,662          5,218         4,995
                                                                ---------      ---------      ---------     ---------
Weighted average number of common and common equivalent
  shares outstanding                                               90,074         89,663         89,923        88,282
                                                                =========      =========      =========     =========
Net earnings per common share                                   $     .49      $     .38      $    1.09     $     .82
Net earnings per common and common equivalent share                   .47            .36           1.03           .77


Options to purchase 141,000 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. Options to purchase 345,000 and 134,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month period then ended. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective periods and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

6.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                   Three-month period ended       Nine-month period ended
                                                        September 30,                  September 30,
                                                     2001           2000            2001          2000
                                                   --------       --------        --------      ---------
Net earnings                                       $ 41,903       $ 32,063        $ 92,183      $  68,337
Net change in unrealized gain (loss)
     on available for sale securities, net
     of income taxes of ($630), $362,
     ($204) and $470, respectively                     (945)           543            (306)           705
                                                   --------       --------        --------      ---------
Comprehensive earnings                             $ 40,958       $ 32,606        $ 91,877      $  69,042
                                                   ========       ========        ========      =========

Accumulated other comprehensive
     earnings (loss) at beginning of
     period                                        $ (1,859)      $ (2,507)       $ (2,498)     $  (2,669)
Net change in unrealized gain (loss)
     on available for sale securities, net
     of income taxes                                   (945)           543            (306)           705
                                                   --------       --------        --------      ---------
Accumulated other comprehensive
      earnings (loss) at end of period             $ (2,804)      $ (1,964)       $ (2,804)     $  (1,964)
                                                   ========       ========        ========      =========

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

     In June 2001, Gallagher contributed $4.0 million to the plan through the issuance of 152,000 shares of Gallagher common stock. Gallagher accounts for the common stock issued to the plan in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." EITF 97-14 requires that the Gallagher common stock issued to the trust be valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation be classified as an equity instrument, with no recognition of changes in the fair value of the amount owed to the participants. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying 2001 consolidated balance sheet and is being amortized ratably over the vesting period of the participants. During the nine-month period ended September 30, 2001, $375,000 was charged to expense related to this plan.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED) (Continued)

8.  Quarterly Operating Results

    Quarterly operating results for 2000, as restated for the 2001 acquisitions accounted for as poolings of interests, were as follows (in thousands, except per share data):

                                         1st       2nd        3rd        4th
                                      --------  --------   --------   --------

Revenues:
  Commissions                         $110,268  $109,233   $120,985   $129,758
  Fees                                  64,428    64,587     73,533     78,687
  Investment income and other:
    Investment income                    5,786     6,012      8,283      5,871
    Income from equity
      investments, partnerships
      and joint ventures                 1,380     2,907      5,686      4,212
    Other income                           618       105        632      2,302
                                      --------  --------   --------   --------
  Total investment income
    and other                            7,784     9,024     14,601     12,385
                                      --------  --------   --------   --------
      Total revenues                   182,480   182,844    209,119    220,830
Expenses:
  Salaries and employee
    benefits                            96,545    98,075    103,145    116,607
  Other operating expenses              55,801    58,548     60,332     72,481
  Partnership investment
    expenses                                 -         -          -          -
                                      --------  --------   --------   --------
      Total expenses                   152,346   156,623    163,477    189,088
                                      --------  --------   --------   --------
Earnings before income
  taxes                                 30,134    26,221     45,642     31,742

Provision for income
  taxes                                 11,019     9,062     13,579      7,124
                                      --------  --------   --------   --------
  Net earnings                        $ 19,115  $ 17,159   $ 32,063   $ 24,618
                                      ========  ========   ========   ========
Net earnings per common share         $    .23  $    .21   $    .38   $    .29
Net earnings per common and
  common equivalent share                  .22       .19        .36        .27

Item 2.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

Fluctuations in premiums charged by insurance companies have a direct and potentially material effect on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and therefore, normally follow premium levels. The tragic events in the United States on September 11, 2001 have reshaped the insurance marketplace much faster than expected. Larger than anticipated loss experience, stock market declines, lower interest rates and diminished risk capacity have led to unprecedented short term premium rate increases across all lines. Higher premium rates are referred to as a "hardening of the market" and generally result in increased commission revenues. Since the beginning of the year, Gallagher has seen a trend toward higher premium rates which has contributed to its overall revenue growth in the third quarter and year-to-date 2001. Management believes a hard market will continue for the foreseeable future. Although a hardening of the market overall contributes positively to Gallagher's results, its future effect on Gallagher's business is difficult to predict.

In a period of rising insurance costs, certain "risk" buyers will move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales and renewal increases in areas of risk management, claims management, insurance captives and self-insurance will continue to be a major factor in Gallagher's fee revenue growth during 2001, which could adversely impact the growth in commission revenues.

During the nine-month period ended September 30, 2001, Gallagher acquired substantially all of the net assets of eleven insurance brokerage firms, ten of which were accounted for as poolings of interests. For seven of the acquisitions that were accounted for as poolings of interests, Gallagher's results of operations for all periods presented have been restated as if they had operated as part of Gallagher prior to their acquisition dates. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on period to period comparisons, see Note 3 to the Consolidated Financial Statements. In June 2001, the FASB issued SFAS 141 which eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Gallagher initiated several business combinations prior to July 1, 2001 that were completed in the third quarter of 2001 and were accounted for as poolings of interests because they met the qualifying criteria of SFAS 141. See Note 2 to the Consolidated Financial Statements.

Commission revenues increased by 13% to $136.2 million in the third quarter of 2001 and by 12% to $380.5 million in the first nine months of 2001 over the respective periods in 2000. These increases are due principally to new business production of $28.4 million in the third quarter of 2001 and $69.2 million in the first nine months of 2001, and to renewal increases from increased premiums partially offset by lost business and a reduction in revenue from national insurance revenue-sharing programs.

Fee revenues increased by 15% or $10.9 million to $84.4 million in the third quarter of 2001 and by 18% or $35.9 million to $238.4 million in the first nine months of 2001 over the respective periods in 2000. These increases, generated primarily by the Risk Management Services segment, reflect new business production of approximately $11.0 million in the third quarter of 2001 and $38.2 million in the first nine months of 2001, and renewal rate increases partially offset by lost business.

Investment income and other in the third quarter of 2001 decreased $1.9 million or 13% to $12.7 million from the same period in 2000. This decrease is due primarily to a $5.4 million net gain on the installment sale of a synthetic fuel facility recognized in the third quarter of 2000, which was partially offset by a $4.0 million dollar installment gain recognized on the sale of a synthetic fuel facility in the third quarter of 2001.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

During the third quarter of 2001, Gallagher entered into a transaction for the sale of a 95% interest in one of its synthetic fuel facilities located in South Carolina. Under the sale agreement, Gallagher received an initial nonrefundable down payment of $6.7 million and will receive further installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if favorable tax rulings are not received by March 1, 2003. In such case, Gallagher would retain the down payment and installment payments made through the put date. The aggregate pretax gain on the transaction is expected to range from $36.0 million to $106.0 million and will be recognized on an installment basis through December 31, 2007.

In October 2001, Gallagher completed the sale of a two-thirds interest in a partnership that owns a 59.9% interest in a synthetic fuel facility located in South Carolina. The sale agreement provides for an initial down payment of $3.2 million with further installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if favorable tax rulings are not received by March 30, 2002 or if certain adverse tax consequences occur through December 31, 2007. In such case, Gallagher would retain all installment payments made through the put date and a pro-rated portion of the initial down payment. The aggregate pretax gain on the transaction is expected to range from $48.0 million to $70.0 million and will be recognized on an installment basis through December 31, 2007. The buyer also has the option, through March 31, 2002, to acquire from Gallagher another one-sixth interest in the partnership at proportionally equivalent terms. This sale transaction had no impact on Gallagher's third quarter results.

The United States Treasury Department is continuing its review of the Internal Revenue Code Section that governs qualified synthetic production, and no assurance can be given that such review will not result in changes that could adversely affect the two installment sale transactions discussed above.

In the first nine months of 2001, investment income and other increased 18% or $5.8 million to $37.2 million over the respective period in 2000. This increase is due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio, realized gains generated from Gallagher's marketable securities portfolio and the sale transactions discussed below. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business. These increases were partially offset by the $1.4 million net difference in gains on the installment sales of the synthetic fuel facilities discussed above.

Salaries and employee benefits increased by 11% or $11.7 million to $114.8 million in the third quarter of 2001 and increased by 13% or $38.4 million to $336.2 million in the first nine months of 2001 over the respective periods in 2000. These increases are higher than usual and reflect salary increases and associated employee benefit costs, increases in incentive compensation linked to Gallagher's overall operating results and the performance of Gallagher's investment portfolio, and a 9% increase in employee headcount in the period from September 30, 2000 to September 30, 2001. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed and to an ongoing initiative to hire additional production personnel to generate future revenue growth.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Other operating expenses increased by 27% or $16.1 million to $76.4 million in the third quarter of 2001 and by 23% or $40.4 million to $215.0 million in the first nine months of 2001 over the respective periods in 2000. These increases are due primarily to start up costs, fees for professional services, business insurance and ongoing expenses related to the operations of synthetic fuel facilities (partnership investment expenses) and to performance-related investment fees. In addition, Gallagher experienced increases in expenses in 2001 related to increased leased space, temporary help needed to service new risk management and claims business and commissions paid to sub-brokers.

The effective income tax rate was essentially 0% for the third quarter and 12% for the first nine months of 2001 and 30% for the third quarter and 33% for the first nine months of 2000. These rates are net of the effect of tax credits generated by investments in alternative energy related partnerships that operate synthetic fuel facilities and limited partnerships that operate qualified affordable housing, which are partially offset by state and foreign taxes. The reductions in the effective income tax rates in 2001 from the prior year reflect an increase in tax credits earned in 2001 from the alternative energy projects.

Net earnings per common and common equivalent share increased by 31% or $.11 to $.47 in the third quarter of 2001 and by 34% or $.26 to $1.03 in the first nine months of 2001 over the respective periods in 2000. These increases are primarily due to the decrease in the effective income tax rate in 2001 from the same period in 2000 and also reflect the previously discussed, revenue increases and investment gains.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                               Insurance
                               Brokerage     Risk Management       Financial
                               Services         Services           Services        Corporate       Total
                               ---------     ---------------       ---------       ---------     ---------
Three-month period ended
------------------------
September 30, 2001
------------------
Total revenues                 $ 155,407        $  67,812           $10,078         $      -     $ 233,297
Earnings (loss) before
    income taxes                  35,878           10,079            (2,052)          (1,886)       42,019

September 30, 2000
------------------
Total revenues                   138,591           60,682             9,846                -       209,119
Earnings (loss) before
    income taxes                  30,759            9,939             5,367             (423)       45,642

Nine-month period ended
-----------------------
September 30, 2001
------------------
Total revenues                   431,080          198,900            26,258             (151)      656,087
Earnings (loss) before
    income taxes                  84,916           28,003            (1,788)          (6,267)      104,864

September 30, 2000
------------------
Total revenues                   386,280          171,528            16,635                -       574,443
Earnings (loss) before
    income taxes                  68,010           27,310             8,756           (2,079)      101,997

Total Identifiable Assets at
----------------------------
September 30, 2001               733,877           72,901           245,574          113,558     1,165,910
September 30, 2000               669,848           58,991           245,111           63,788     1,037,738

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

Total revenues for this segment in the three and nine-month periods ended September 30, 2001 increased 12% to $155.4 million and 12% to $431.1 million, respectively, over the same periods in 2000. These increases are due principally to new business of approximately $28.4 million and $69.2 million, respectively, and renewal rate increases partially offset by lost business and a reduction in revenue from national insurance revenue-sharing programs. Earnings before income taxes for this segment in the three and nine-month periods ended

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Insurance Brokerage Services (Continued)

September 30, 2001 increased 17% to $35.9 million and 25% to $84.9 million, respectively, over the same periods in 2000. These increases are due primarily to the new business production and rate increases mentioned above.

Risk Management Services

The Risk Management Services segment includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers.

Total revenues for this segment in the three and nine-month periods ended September 30, 2001 increased 12% to $67.8 million and 16% to $198.9 million over the respective periods in 2000 due primarily to new business production of approximately $11.0 million and $38.2 million, respectively, and renewal rate increases partially offset by lost business. Earnings before income taxes for this segment in the three and nine-month periods ended September 30, 2001 increased 1% to $10.1 million and 3% to $28.0 million, respectively, over the same periods in 2000. These increases are due primarily to the earnings leverage created by the increased revenues discussed above significantly offset by increased costs for personnel and systems conversions.

Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The non-fiduciary invested assets of Gallagher are combined in this segment in order to maximize the return to the company.

Total revenues for this segment in the three-month period ended September 30, 2001 were essentially flat compared to the prior year due primarily to the $1.4 million net difference in gains on the installment sales of the synthetic fuel facilities mentioned above. Total revenues for this segment in the nine-month period ended September 30, 2001 increased 58% to $26.3 million over the respective period in 2000. This increase is due primarily to the results generated by Gallagher's unconsolidated equity investment portfolio, realized gains generated from Gallagher's marketable securities portfolio and sale transactions discussed below. In 2001, Gallagher recorded $3.0 million of income related to its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. Gallagher also recognized gains in 2001 of $800,000 on the sale of an interest in a limited partnership that operates qualified affordable housing projects and $2.4 million on the sale of a benefit administration book of business. Earnings (loss) before taxes for this segment in the three and nine-month periods ended September 30, 2001 decreased $7.4 million to a loss of $2.1 million and $10.5 million to a loss of $1.8 million, respectively. These decreases are due primarily to increases in start up costs, fees for professional services, business insurance and ongoing expenses related to the operations of synthetic fuel facilities (partnership investment expenses); incentive compensation linked to the performance of Gallagher's investment portfolio; and performance-related investment fees. The tax credits earned by Gallagher from these facilities have increased significantly in 2001, which resulted in a reduction of Gallagher's effective income tax rates in 2001 from the prior year.

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

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. Gallagher has historically been profitable and cash flows from operations and short-term borrowings under various credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Cash generated from operating activities was $92.4 million and $108.5 million for the nine months ended September 30, 2001 and 2000, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from quarter to quarter. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured revolving credit agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letters of credit are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. As of September 30, 2001, under the long-term credit facility, Gallagher has contingently committed to funding $52.3 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. During the nine-month period ended September 30, 2001, Gallagher borrowed $95.7 million and repaid $90.7 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activity. As of September 30, 2001, $5.0 million was outstanding under the short-term credit facility. The Revolving Credit Agreement requires the maintenance of certain financial covenants and Gallagher was in compliance with these covenants as of September 30, 2001.

Through the first nine months of 2001, Gallagher paid $30.6 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On October 15, 2001, Gallagher paid a third quarter dividend of $.13 per share to shareholders of record as of September 28, 2001, a 13% increase over the third quarter dividend per share in 2000.

Net capital expenditures were $15.6 million and $12.3 million for each of the nine-month periods ended September 30, 2001 and 2000, respectively. Gallagher expects to make total capital expenditures of approximately $17.0 million in 2001. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2002. Under the plan, Gallagher has repurchased 2.5 million shares at a cost of $72.8 million in the first nine months of 2001. The repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase approximately 3.2 million additional shares through June 30, 2002. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibit 10.8.3   -    Arthur J. Gallagher & Co. and AJG Financial
                                Services, Inc. Third Amendment to Credit
                                Agreement Dated as of September 7, 2001.

          Exhibit 10.8.4   -    Arthur J. Gallagher & Co. and AJG Financial
                                Services, Inc. Fourth Amendment to Credit
                                Agreement Dated as of November 7, 2001.

     b.   Reports on Form 8-K.  No Reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                            ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2001.

                                  ARTHUR J. GALLAGHER & CO.



                                  /s/ Michael J. Cloherty
                                  ---------------------------------------------
                                               Michael J. Cloherty
                                             Executive Vice President
                                             Chief Financial Officer

                                 /s/ Richard C. Cary
                                 ----------------------------------------------
                                                 Richard C. Cary
                                                   Controller
                                            Chief Accounting Officer