Form 10-K405
period 2001-12-31
GALLAGHER ARTHUR J & CO
filed 2002-03-22
CIK 354190

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

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 28, 2002 was $2,846,500,000.

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 28, 2002 was 85,577,000.

 Portions of documents incorporated by   Part of Form 10-K into which document
       reference into this report                   is incorporated

       ARTHUR J. GALLAGHER & CO.                        PART III

          2002 Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

  Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as "Gallagher" unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the United States and abroad. Gallagher's principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services is one of its major strengths. In addition, Gallagher has a financial services operation that manages Gallagher's investment portfolio.

  Gallagher operates through a network of more than 250 offices located throughout the United States and eight countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher's international operations include a Lloyd's of London broker and affiliated companies in the United Kingdom and other facilities in Australia, Bermuda, Canada, Scotland, Singapore, New Zealand and Papua New Guinea.

  Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Operating Segments

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting services, for fee compensation, related to clients' risk financing programs. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's brokerage clients or clients of other brokers. Financial Services is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. It manages the invested assets of Gallagher in order to maximize the return to the company. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

  The two major sources of operating revenues for Gallagher are commissions from insurance brokerage operations and service fees primarily from risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2001, is as follows (in thousands):

                                       2001           2000*           1999*
                                  --------------- --------------- --------------
                                            % of            % of           % of
                                   Amount   Total  Amount   Total  Amount  Total
                                  --------  ----- --------  ----- -------- -----
Commissions
  Insurance Brokerage Services... $533,360    59  $469,040    59  $437,706   61
  Risk Management Services.......    1,090    --     1,204    --        --   --
Fees
  Insurance Brokerage Services...   62,342     7    51,678     7    43,026    6
  Risk Management Services.......  262,522    29   229,557    29   192,853   27
Investment income and other
  Insurance Brokerage Services...   12,626     1    18,227     2    19,412    3
  Risk Management Services.......    1,084    --     1,534    --       769   --
  Financial Services.............   37,294     4    24,130     3    19,764    3
  Corporate......................     (275)   --       (97)   --        --   --
                                  --------   ---  --------   ---  --------  ---
  Total revenues................. $910,043   100  $795,273   100  $713,530  100
                                  ========   ===  ========   ===  ========  ===

--------
   *Restated for seven 2001 acquisitions accounted for as poolings of interests. See Note 2 to the Consolidated Financial Statements for a summary of the effects of these restatements on the 2000 and 1999 consolidated financial statements.

  See Note 15 to the Consolidated Financial Statements for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 2001, 2000 and 1999.

  Gallagher's revenues vary significantly from quarter to quarter as a result of the timing of policy inception dates, which traditionally are heaviest in the third quarter, whereas expenses are fairly uniform throughout the year. See
Note 14 to the Consolidated Financial Statements for unaudited quarterly operating results for 2001 and 2000.

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

Risk Management Services

  The Risk Management Services segment is principally comprised of two wholly owned subsidiaries, Gallagher Bassett Services, Inc. (GB) and Gallagher Benefit Administrators, Inc. (GBA).

  GB provides a variety of professional consulting services to assist clients in analyzing risks and in determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs. A full range of risk management services is offered including claims management, risk control consulting services, information management, property appraisals and insurance related investigative services on a totally integrated or select, stand-alone basis. GB provides these services for Gallagher's clients through a network of over 140 service offices located throughout the United States, Canada, England, Scotland, Australia, New Zealand and Papua New Guinea.

  GB primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher's Insurance Brokerage Services. GB also markets these services to Insurance Brokerage Services' clients who are interested in risk management related services.

  In connection with its risk management services, GB provides "self-insurance" programs for large institutions, risk sharing pools and associations, and large commercial and industrial customers. Self-insurance, as administered by GB, is a program in which the client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposures with an insurance carrier that specializes in these less predictable exposures.

  GBA is a third-party administrator that serves the self-funded employee health benefit marketplace by integrating effective managed care and quality assurance programs with claims administration services. The employee health benefit services provided by GBA are, in many instances, directly supported by GBS.

  GB's and GBA's revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the estimated value of the services to be performed.

Financial Services

  Financial Services is primarily responsible for Gallagher's diversified investment portfolio which includes investment strategies--trading, marketable securities--available for sale, tax advantaged investments, real estate partnerships, an investment in Allied World Assurance Holdings, Ltd., venture capital equity investments, a minority investment in an alternative fund manager, notes receivable from investees, and a leased commercial aircraft. It manages the invested assets of Gallagher in order to maximize the return to the company.

  Gallagher's equity investment philosophy generally consists of investing in tax advantaged investments and venture capital equity projects which take a long-term view toward private sale or public offering. Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, letters of credit and financial guarantees. See Note 4 to the Consolidated Financial Statements.

  The following is a summary of Gallagher's non cash and cash equivalent investment portfolio (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Investment strategies--trading............................... $ 52,588 $ 51,897
                                                              ======== ========

Marketable securities--available for sale.................... $ 18,290 $ 23,306
                                                              ======== ========

Tax advantaged investments................................... $ 18,656 $ 40,243
Real estate partnerships.....................................   29,036   26,563
Investment in Allied World Assurance Holdings, Ltd. (an
 insurance company)..........................................   20,000      --
Venture capital equity investments...........................   34,891   34,092
Minority investment in alternative fund manager..............   33,595   14,347
Notes receivable from investees..............................   49,174   22,593
Leased commercial aircraft...................................    6,060    6,758
                                                              -------- --------
Total investments included in noncurrent assets.............. $191,412 $144,596
                                                              ======== ========

  Tax advantaged investments represent amounts invested by Gallagher in 36 limited partnerships (35 in 2000) that operate qualified affordable housing and alternative energy projects that are generating tax benefits to Gallagher on an ongoing basis. These benefits are in the form of both tax deductions for operating losses and tax credits. The tax advantaged investments are primarily accounted for using the effective yield method and are carried at amortized cost in the consolidated balance sheets. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes.

  Real estate partnerships at December 31, 2001 and 2000 primarily represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. Investments in real estate partnerships are carried on the equity basis in the consolidated balance sheets, which approximated fair value at December 31, 2001 and 2000.

  The investment in Allied World Assurance Holdings, Ltd. represents the Company's minority investment in a newly formed Bermuda based insurance and reinsurance company founded by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co.

  Venture capital equity investments at December 31, 2001 and 2000 consist of minority investments in seventeen and thirteen, respectively, software, e-commerce, insurance and financial services companies, none of which exceeds $7,000,000 individually. Investments in partially owned entities in which ownership is 20% to 50% are accounted for using the equity method. Accordingly, Gallagher's share of the net earnings of these entities is included in consolidated net earnings. Investments in partially owned entities in which ownership is less than 20% are carried at cost.

  Gallagher's 25% investment in an alternative fund manager is accounted for on the equity method of accounting. Accordingly, Gallagher's share of the net earnings of this entity is included in consolidated net earnings.

  Notes receivable from investees primarily represent secured loans made by Gallagher to twelve of its investments (five in 2000). Interest rates on the loans at December 31, 2001 and 2000 ranged from 5.5% to 12.0%. The carrying value of these loans at December 31, 2001 and 2000 approximated fair value.

  The leased commercial aircraft represents Gallagher's 90% interest in a trust which leases a commercial jet to a major domestic airline. There is no debt remaining on the aircraft. The net carrying value of this investment approximated fair value at December 31, 2001 and 2000.

International Operations

  Total revenues by geographic area for each of the three years in the period ended December 31, 2001 are as follows (in thousands):

                                        2001          2000*          1999*
                                   -------------- -------------- --------------
                                            % of           % of           % of
                                    Amount  Total  Amount  Total  Amount  Total
                                   -------- ----- -------- ----- -------- -----
United States..................... $837,820   92  $732,192   92  $664,573   93
Foreign, principally United
 Kingdom, Australia and Bermuda...   72,223    8    63,081    8    48,957    7
                                   --------  ---  --------  ---  --------  ---
  Total revenues.................. $910,043  100  $795,273  100  $713,530  100
                                   ========  ===  ========  ===  ========  ===

--------
*Restated for seven 2001 acquisitions accounted for as poolings of interests.

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

  Risk Management Partners Ltd. (RMP) is a 50% owned joint venture between Gallagher and Munich-American Re Corporation that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed in 1994 and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

  Arthur J. Gallagher & Co. (Bermuda) Limited provides clients with direct access to the risk-taking capacity of foreign insurers for both direct and reinsurance placements. It also acts as a wholesaler to Gallagher's marketing efforts by accessing global insurance and reinsurance companies in the placement of United States and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

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

  Arthur J. Gallagher Australasia Pty Ltd. is a wholly owned subsidiary of Gallagher that is headquartered in Sydney, Australia. This subsidiary provides reinsurance placements for international or local Australian companies, and specialty programs and coverages for Australian and other clients through underwriting facilities with Lloyd's of London underwriters. Gallagher's reinsurance intermediary operations in Singapore are not material to Gallagher's Insurance Brokerage Services segment.

  Insurance Brokerage Services also has strategic alliances with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in more than 100 countries around the world, Gallagher is able to fully serve its clients' coverage and service needs wherever their operations are located.

  The Risk Management Services segment's international operations are principally comprised of risk management companies in the United Kingdom, Australia, New Zealand and Papua New Guinea.

  Gallagher Bassett International Ltd. (UK) (GB UK), a wholly owned subsidiary of GB, provides risk management services for foreign operations, as well as United States operations that are foreign controlled. Headquartered in London with offices throughout England and Scotland, GB UK works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services include consulting, claims management, information management, loss control and property valuations.

  Wyatt Gallagher Bassett Pty Ltd is a 50% owned joint venture of GB that is headquartered in Brisbane, Australia with facilities located throughout Australia, New Zealand and Papua New Guinea. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australasia.

  Gallagher also has risk management service facilities in Canada that are not material to Gallagher's Risk Management Services segment.

  See Notes 13 and 15 to the Consolidated Financial Statements for additional financial information related to Gallagher's foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 2001, 2000 and 1999.

Markets and Marketing

  A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher's clients include United States and multinational corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals, although this portion of the business is not material to Gallagher's operations. Gallagher services its clients through its network of more than 250 offices in the United States and eight countries abroad. No material part of Gallagher's business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2001, the largest single customer represented less than 3% of total revenues.

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

2001 Acquisitions

  In 2001, Gallagher acquired thirteen insurance brokerage firms and three benefits consulting companies.

  On December 1, 2001, Gallagher acquired substantially all of the net assets of Equity Insurance Managers, Inc., a Kentucky corporation engaged in the insurance brokerage and services business, in exchange for an initial cash payment of $9,200,000 and a contingent obligation of $800,000. This acquisition was accounted for as a purchase. Three key employees entered into three-year employment agreements with Gallagher.

  On November 1, 2001, Gallagher acquired substantially all of the net assets of MRS Holdings Limited, a United Kingdom company engaged in the insurance brokerage and services business, in exchange for 280,000 shares of Gallagher's common stock. This acquisition was accounted for as a purchase. Nine principals entered into two-year employment agreements with Gallagher.

  On October 31, 2001, Gallagher acquired substantially all of the net assets of Cashan & Company, a New Jersey corporation engaged in the insurance brokerage and services business, in exchange for 307,000 shares of Gallagher's common stock. This acquisition was accounted for as a purchase. Three principals entered into three-year employment agreements with Gallagher.

  On October 31, 2001, Gallagher acquired substantially all of the net assets of Hartstein Associates, Inc., a New Jersey corporation engaged in the benefits insurance business, in exchange for 91,000 shares of Gallagher's common stock, an initial cash payment of $3,000,000 and a contingent obligation of $4,500,000. This acquisition was accounted for as a purchase. One principal and two key employees entered into three-year employment agreements with Gallagher.

  On September 1, 2001, Gallagher acquired substantially all of the net assets of Henderson Philips Fine Arts, a Washington D.C. corporation engaged in the insurance brokerage and services business, in exchange for an initial cash payment of $350,000 and a contingent obligation of $1,150,000. This acquisition was accounted for as a purchase. Two key employees entered into three-year employment agreements with Gallagher.

  On August 31, 2001, Gallagher acquired substantially all of the net assets of Central Surety Agency, Inc., a Wisconsin corporation engaged in the insurance brokerage and services business in exchange for 26,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher.

  On August 31, 2001, Gallagher acquired substantially all of the net assets of Midwest Surety Services, Inc., a Wisconsin corporation engaged in the insurance brokerage and services business in exchange for 32,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher.

  On August 31, 2001, Gallagher acquired substantially all of the net assets of E.S. Susanin, Inc., a Connecticut corporation engaged in the insurance brokerage and services business in exchange for 109,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a two-year employment agreement with Gallagher and two key employees entered into three-year employment agreements with Gallagher.

  On July 31, 2001, Gallagher acquired substantially all of the net assets of Burgess & Associates, Inc., a Kansas corporation engaged in the benefits insurance business in exchange for 73,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Four principals entered into three-year employment agreements with Gallagher and two key employees entered into two-year employment agreements with Gallagher.

  On July 31, 2001, Gallagher acquired substantially all of the net assets of The InWest Group, Inc., a Texas corporation engaged in the insurance brokerage and services business in exchange for 407,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. Four principals and two key employees entered into three-year employment agreements with Gallagher.

  On May 31, 2001, Gallagher acquired substantially all of the net assets of The Galtney Group, Inc. dba Healthcare Insurance Services, a Texas corporation engaged in the insurance brokerage and services business in exchange for 3,330,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a five-year employment agreement with Gallagher, three key employees entered into three-year employment agreements with Gallagher and thirty-eight key employees entered into two-year employment agreements with Gallagher.

  On May 31, 2001, Gallagher acquired substantially all of the net assets of Nelson/Monarch Insurance Services, Ltd., a Kentucky corporation engaged in the insurance brokerage and services business in exchange for 109,000 shares of Gallagher's common stock. This acquisition was accounted for as a pooling of interests. One principal entered into a three-year employment agreement with Gallagher and one key employee entered into a two-year employment agreement with Gallagher.

  On May 1, 2001, Gallagher acquired substantially all of the net assets of Texas Insurance Agency, Inc.-Houston, a Texas corporation engaged in the insurance brokerage and services business, in exchange for an initial cash payment of $4,565,000 and a contingent obligation of $1,500,000. This acquisition was accounted for as a purchase. Two principals entered into three-year employment agreements with Gallagher and six key employees entered into two-year employment agreements with Gallagher.

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

2002 Acquisitions

  The following acquisitions have occurred since December 31, 2001:

  On February 28, 2002, Gallagher acquired substantially all of the net assets of Life Plans Unlimited, Inc., a Connecticut corporation engaged in the benefits insurance business, in exchange for 127,000 shares of Gallagher's common stock and a contingent obligation of $3,000,000 that, if earned, will be paid in additional shares of Gallagher common stock. This acquisition was accounted for as a purchase. Two principals entered into three-year employment agreements with Gallagher and two key employees entered into two-year employment agreements with Gallagher.

  On February 28, 2002, Gallagher acquired substantially all of the net assets of Thomas Sherwin Insurance Agency, Inc., a New Jersey company engaged in the insurance brokerage and services business, in exchange for an initial cash payment of $800,000 and a contingent obligation of $600,000. This acquisition was accounted for as a purchase. The principal entered into a three-year employment agreement with Gallagher and one key employee entered into a one-year employment agreement with Gallagher.

  Gallagher believes that the net effect of these acquisitions has been and will be to expand significantly the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

  Gallagher is considering and intends to consider from time to time additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions and has received signed, non-binding letters of intent from three acquisition candidates. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

  As of December 31, 2001, Gallagher employed approximately 6,500 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

Item 2. Properties.

  Gallagher's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 245,000 square feet of space. The lease commitment on this property expires February 28, 2006. Gallagher has an equity interest in the limited partnership that owns the Two Pierce Place property. See Note 4 to the Consolidated Financial Statements. Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 12 to the Consolidated Financial Statements for information with respect to Gallagher's lease commitments at December 31, 2001.

Item 3. Legal Proceedings.

  Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect, individually or in the aggregate, on Gallagher's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during Gallagher's fourth fiscal quarter ended December 31, 2001.

Item 4A. Executive Officers of the Registrant.

  The executive officers of Gallagher are as follows:

            Name            Age                       Position and Year First Elected
            ----            ---                       -------------------------------
 J. Patrick Gallagher, Jr..  50   President since 1990, Chief Executive Officer since 1995
 Michael J. Cloherty.......  54   Executive Vice President since 1996, Chief Financial Officer since 1981 and Vice President--Finance 1981-1996
 James J. Braniff III......  62   Vice President since 1995, President and Chief Operating Officer of BSD since 1999
 James W. Durkin, Jr.......  52   Vice President since 1985, President of GBS since 1985
 David E. McGurn, Jr.......  48   Vice President--Specialty Marketing & International since 1996,
                                   Vice President from 1993 to 1996
 Richard J. McKenna........  55   Vice President since 1994, President of GB since 2000

  Each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

  Gallagher's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of Gallagher's common stock for the two-year period January 1, 2000 through December 31, 2001 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

                                                                      Dividends
                                                                       Declared
                                                                      Per Common
Quarterly Periods                                      High     Low     Share
-----------------                                     ------- ------- ----------
2001
----
  First.............................................. $32.094 $21.875   $.130
  Second.............................................  29.200  22.230    .130
  Third..............................................  34.000  25.370    .130
  Fourth.............................................  38.820  32.900    .130
2000
----
  First.............................................. $16.438 $11.531   $.115
  Second.............................................  21.719  14.938    .115
  Third..............................................  30.250  20.063    .115
  Fourth.............................................  34.250  25.219    .115

  As of February 28, 2002, there were approximately 700 holders of record of Gallagher's common stock.

Item 6. Selected Financial Data.

                           ARTHUR J. GALLAGHER & CO.

                          GROWTH RECORD: 1992-2001(a)

                                           Average
                                           Annual  ------------------------------
(in thousands, except per share and        Growth     2001       2000      1999
employee data)                             ------- ---------- ---------- --------
Revenue Data
  Commissions............................          $  534,450 $  470,244 $437,706
  Fees...................................             324,864    281,235  235,879
  Investment income and other............              50,729     43,794   39,945
                                                   ---------- ---------- --------
  Total revenues.........................          $  910,043 $  795,273 $713,530
  Dollar growth..........................          $  114,770 $   81,743 $ 55,421
  Percent growth.........................      9%         14%        11%       8%
                                           ------  ---------- ---------- --------
Pretax Earnings Data
  Pretax earnings........................          $  141,853 $  133,739 $127,024
  Dollar growth..........................          $    8,114 $    6,715 $ 43,858
  Percent growth.........................     18%          6%         5%      53%
  Pretax earnings as a percentage of
   total revenues........................                 16%        17%      18%
                                           ------  ---------- ---------- --------
Net Earnings Data
  Net earnings...........................          $  125,256 $   92,955 $ 83,240
  Dollar growth..........................          $   32,301 $    9,715 $ 16,361
  Percent growth.........................     19%         35%        12%      24%
  Net earnings as a percentage of total
   revenues..............................                 14%        12%      12%
                                           ------  ---------- ---------- --------
Net Earnings Per Share Data
  Shares outstanding at year end.........              85,111     84,540   82,157
  Net earnings per common and common
   equivalent share (b)..................          $     1.39 $     1.04 $    .97
  Percent growth.........................     18%         34%         7%      21%
                                           ------  ---------- ---------- --------
Employee Data
  Number at year end.....................               6,488      5,703    5,333
  Number growth..........................                 785        370      216
  Percent growth.........................      6%         14%         7%       4%
  Total revenues per employee (c)........          $      140 $      139 $    134
  Net earnings per employee (c)..........          $       19 $       16 $     16
                                           ------  ---------- ---------- --------
Common Stock Dividend Data
  Dividends declared per common share (d)          $      .52 $      .46 $    .40
  Total dividends declared...............          $   43,534 $   35,539 $ 29,202
  Percent of same year net earnings......                 35%        38%      35%
                                           ------  ---------- ---------- --------
Balance Sheet Data
  Total assets...........................          $1,471,823 $1,135,488 $990,608
  Long-term debt less current portion....                 --         --       --
  Total stockholders' equity.............          $  371,613 $  328,900 $260,801
                                           ------  ---------- ---------- --------
Return On Beginning Stockholders' Equity.                 38%        36%      31%

Notes:
(a) The financial information for all periods prior to 2001 has been restated for seven 2001 acquisitions accounted for using the pooling of interests method.
(b) Based on the weighted average number of common and common equivalent shares outstanding during the year.
(c) Based on the number of employees at year end.
(d) Based on the total dividends declared on a share of common stock outstanding during the entire year.

            Years Ended December 31,
--------------------------------------------------------------------------------------
  1998         1997         1996         1995         1994         1993         1992
--------     --------     --------     --------     --------     --------     --------

$419,460     $392,427     $376,083     $362,259     $330,169     $295,329     $270,452
 213,360      186,014      176,411      166,111      147,265      134,422      115,390
  25,289       40,452       34,214       26,929       17,137       23,223       19,392
--------     --------     --------     --------     --------     --------     --------
$658,109     $618,893     $586,708     $555,299     $494,571     $452,974     $405,234
$ 39,216     $ 32,185     $ 31,409     $ 60,728     $ 41,597     $ 47,740     $ 32,475
      6%           5%           6%          12%           9%          12%           9%
--------     --------     --------     --------     --------     --------     --------

$ 83,166     $ 94,672     $ 79,974     $ 77,599     $ 67,802     $ 59,607     $ 44,645
$(11,506)    $ 14,698     $  2,375     $  9,797     $  8,195     $ 14,962     $ 12,650
    (12%)         18%           3%          14%          14%          34%          40%

     13%          15%          14%          14%          14%          13%          11%
--------     --------     --------     --------     --------     --------     --------

$ 66,879     $ 63,388     $ 52,985     $ 48,437     $ 43,536     $ 36,068     $ 28,030
$  3,491     $ 10,403     $  4,548     $  4,901     $  7,468     $  8,038     $  5,825
      6%          20%           9%          11%          21%          29%          26%

     10%          10%           9%           9%           9%           8%           7%
--------     --------     --------     --------     --------     --------     --------

  81,169       79,257       78,612       78,900       79,724       81,344       79,124

$    .80     $    .78     $    .65     $    .59     $    .53     $    .43     $    .34
      3%          20%          10%          11%          23%          26%          27%
--------     --------     --------     --------     --------     --------     --------

   5,117        4,907        4,872        4,794        4,382        4,158        3,889
     210           35           78          412          224          269          224
      4%           1%           2%           9%           5%           7%           6%
$    129     $    126     $    120     $    116     $    113     $    109     $    104
$     13     $     13     $     11     $     10     $     10     $      9     $      7
--------     --------     --------     --------     --------     --------     --------

$    .35     $    .31     $    .29     $    .25     $    .22     $    .18     $    .16
$ 24,218     $ 20,408     $ 18,399     $ 15,270     $ 13,209     $ 10,808     $  8,767
     36%          32%          35%          32%          30%          30%          31%
--------     --------     --------     --------     --------     --------     --------

$914,461     $848,746     $747,829     $692,305     $620,652     $647,051     $572,238
     --           --         1,130        2,260        3,390       28,166       23,888
$268,668     $239,455     $201,795     $183,651     $157,307     $177,859     $144,227
--------     --------     --------     --------     --------     --------     --------
     28%          31%          29%          31%          24%          25%          23%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

  The following discussion and analysis should be read in conjunction with Arthur J. Gallagher & Co.'s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this annual report.

  Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Investment income and other is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has more than 250 offices in nine countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

Insurance Market Overview

  For more than a decade prior to 2000, heavy competition for market share resulted in low premium rates among property/casualty insurance carriers. This "soft market" (i.e., low premium rates) generally resulted in flat or reduced renewal commissions. During this soft market period, natural catastrophes resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, resulted in fewer insurance companies. Increased property replacement costs and increasingly large litigation awards caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. In spite of these forces, there were opposing factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result was property/casualty premium rates remained low through 1999. Years of underwriting losses and the downward turn in equity markets in 2000 and 2001 placed insurers in the situation of having to replenish depleted reserves. Many carriers began to increase premium rates in 2000 and continued to do so throughout 2001.

  The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The destruction and devastation of those events have resulted in the largest insurance loss in America's history and have reshaped the insurance marketplace more rapidly than expected. Along with this historic loss, larger than anticipated loss experience across all risks, stock market declines, lower interest rates and diminished risk capacity have led to unprecedented short-term premium rate increases. Higher premium rates are referred to as a "hard market" and generally result in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher's operating results, and since September 11th, the premium rates charged by insurance companies have soared having a positive impact on Gallagher's 2001 operating results in spite of some insurance companies' efforts to reduce commission rates during the upturn in premium pricing. Although, management believes this hard market will continue for the foreseeable future, the longevity of the hard market and its future effect on Gallagher's business is difficult to predict.

  In a period of rising insurance costs, there is resistance among certain "risk" buyers (Gallagher's clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance may cause some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage that they purchase. In addition, some buyers will switch to negotiated fee in lieu of commission arrangements with the broker for placing the risk. These factors will reduce commission revenue to Gallagher. Other buyers will move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, insurance captive and self-insurance services will continue to be a major factor in Gallagher's fee revenue growth during 2002. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by insurance companies have had a greater impact on Gallagher's revenues than inflation.

  Gallagher continues to look to the future and to pursue expansion not only in the core business segments of Insurance Brokerage and Risk Management Services, but also within Financial Services. Management believes these areas continue to hold opportunities for diversification and profitable growth.

Critical Accounting Policies

  Gallagher's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. See Note 1 to the Consolidated Financial Statements for a complete summary of the significant accounting policies used to prepare Gallagher's consolidated financial statements. Gallagher believes that of the significant accounting policies disclosed in Note 1, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

  Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Fee revenues are recognized ratably as the services are rendered. The income effects of subsequent fee adjustments are recorded when the adjustments become known. Premiums and fees receivable in the consolidated balance sheets are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations is established through a charge to revenues, while the allowance for doubtful accounts is established through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews the adequacy of these allowances and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Fair Value of Financial Instruments

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. These securities are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses included in the consolidated statements of earnings. The fair value of investment strategies is determined by reference to the fair values of the underlying common stocks which are primarily based on quoted market prices. Marketable securities are considered available for sale and consist primarily of preferred and common stocks. These securities are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses, less related deferred income taxes, excluded from net earnings and reported as accumulated other comprehensive earnings (loss) in stockholders' equity section of the consolidated balance sheets. The fair value for marketable securities is primarily based on quoted market prices. To the extent that quoted market prices are not available, fair value is determined based on other relevant factors including dealer price quotations, price quotations for similar instruments in different markets and pricing models. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized and the use of different pricing models or assumptions could produce different results.

Use of Estimates

  In the preparation of Gallagher's consolidated financial statements in accordance with GAAP, certain estimates and assumptions are made that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used to calculate liabilities and expenses in several areas including the following: defined benefit pension plan, retiree health benefits plan, self-funded employee benefit plans, self-funded insurance programs and stock options. The calculation of these liabilities and expenses are based on estimates and assumptions using historical data and recognized actuarial methods to project future experience. Gallagher periodically reviews the adequacy of the assumptions used and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Results of Operations--Consolidated

  During 2001, Gallagher acquired substantially all of the net assets of sixteen insurance brokerage firms, ten of which were accounted for as poolings of interests. For seven of the acquisitions that were accounted for as poolings of interests, Gallagher's results of operations for all periods presented have been restated as if they had operated as part of Gallagher prior to their acquisition dates. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For the effect of these restatements, in the aggregate, on period to period comparisons, see Note 2 to the Consolidated Financial Statements.

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141 which eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Gallagher initiated five business combinations prior to July 1, 2001 that were completed in the third quarter of 2001 and were accounted for as poolings of interests because they met the qualifying criteria of SFAS 141. In June 2001, the FASB also issued SFAS 142 which no longer permits the amortization of goodwill and indefinite lived intangible assets. Instead, these assets will be subject to periodic review for impairment (at least annually or more frequently if impairment indicators arise). Gallagher will apply the new rules on accounting for pre-existing goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in pretax earnings of $1.3 million per year. During 2002, Gallagher will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Exclusive of the nonamortization provisions of goodwill and indefinite lived intangible assets, management does not expect the adoption of SFAS 142 will have a material effect on Gallagher's consolidated operating results or financial position. See Note 1 to the Consolidated Financial Statements.

  Commission revenues increased by $64.2 million or 14% in 2001. This increase generated by the Insurance Brokerage Services segment is the result of record new business of $99.8 million and rate increases partially offset by lost business of $60.3 million and a reduction in revenue from national insurance revenue sharing programs. Commission revenues increased by $32.5 million or 7% in 2000. This increase, also generated by the Insurance Brokerage Services segment was the result of new business production and rate increases partially offset by lost business and a reduction in revenue from national insurance revenue sharing programs.

  Fee revenues increased by $43.6 million or 16% in 2001. This increase, generated primarily from the Risk Management Services segment, resulted from strong new business production of $55.3 million and renewal rate increases and favorable retention rates on existing business partially offset by lost business of $24.6 million. Fee revenues increased by $45.4 million or 19% in 2000. This increase, also generated primarily from Risk Management Services, resulted from new business production of $41.4 million and favorable retention rates on existing business partially offset by lost business of $13.2 million.

  Investment income and other increased by $6.9 million or 16% in 2001 due primarily to results generated by Gallagher's unconsolidated equity investment portfolio, realized gains generated from Gallagher's marketable securities portfolio, installment gains of $11.9 million on the three alternative energy sale transactions discussed below and income generated from commitment fees paid to Gallagher for providing letters of credit and financial guarantees to several of its tax advantaged investments, real estate partnerships and venture capital equity projects. Gallagher also recognized a gain in 2001 of $2.4 million on the sale of a benefits administration book of business. Income from Gallagher's unconsolidated equity investment portfolio increased in 2001 by $2.5 million due primarily to $3.0 million of income that was generated from Gallagher recording its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida. See Note 4 to the Consolidated Financial Statements for a summary of the components of investment income and other.

  Income from tax advantaged investments in 2001 relates to the sales of interests in three alternative energy related limited partnerships. During the third quarter of 2001, Gallagher entered into a transaction for the sale of a 95% interest in one of its synthetic fuel facilities located in South Carolina. Under the sale agreement, Gallagher received an initial nonrefundable down payment of $6.7 million and will receive additional installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if favorable tax rulings are not received by March 1, 2003. In the event of a put, Gallagher would retain the down payment and installment payments made through the put date. The aggregate pretax installment gain on the transaction is expected to range from $36.0 million to $106.0 million and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $8.6 million on this sale transaction.

  During the fourth quarter of 2001, Gallagher completed the sale of a two-thirds interest in a partnership that owns a 59.9% interest in a synthetic fuel facility also located in South Carolina. Gallagher received an initial down payment of $3.2 million with additional installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if certain adverse tax consequences occur through December 31, 2007. In the event of a put, Gallagher would retain all installment payments made through the put date and a pro-rated portion of the initial down payment. The aggregate pretax installment gain on the transaction is expected to range from $48.0 million to $70.0 million and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $2.0 million on this sale transaction. The buyer also had the option, through March 31, 2002, to acquire from Gallagher another one-sixth interest in the partnership at proportionally equivalent terms. In January 2002, the buyer exercised this option, which had no impact on Gallagher's 2001 results.

  Effective December 31, 2000, Gallagher completed the sale of its interests in several partnerships that operate landfill gas facilities. Gallagher received an initial down payment of $8.7 million with additional installment payments over time through 2007 based on qualified fuel production generated by the facilities. The aggregate pretax installment gain on the transaction is expected to range from $12.0 million to $22.0 million and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $1.3 million on this sale transaction. This transaction had no impact on Gallagher's 2000 results.

  The increases in investment income discussed above were partially offset by the $9.2 million in income related to Gallagher's alternative energy related investments recognized in 2000 and to a $6.0 million reduction in interest income generated from the float on fiduciary funds in 2001. The decrease in the fiduciary interest income is due to the decrease in short-term interest rates between 2000 and 2001.

  Investment income and other increased $3.8 million or 10% in 2000. This increase was due primarily to $9.2 million in income related to Gallagher's alternative energy related investments, and higher returns on fiduciary income investments which was partially offset by other income recognized in 1999 by an acquisition accounted for as a pooling of interests.

  Salaries and employee benefits increased by $62.9 million or 15% in 2001. This increase is higher than usual and is due primarily to a 14% increase in employee headcount, salary increases, increases in incentive compensation linked to Gallagher's overall operating results and the performance of Gallagher's investment portfolio, the annualized effect of prior year new hires, and a corresponding increase in employee benefit expenses. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed and to an ongoing initiative to hire additional production personnel to generate future revenue growth. In 2000, salaries and employee benefits increased by $48.7 million or 13% due to a 7% increase in employee headcount, salary increases, increases in incentive compensation linked to Gallagher's overall operating results and the performance of a portion of Gallagher's investments portfolio, the annualized effect of prior year new hires and a corresponding increase in employee benefit expenses.

  Other operating expenses increased by $22.7 million or 9% in 2001 due primarily to fees for professional services and business insurance related to Gallagher's tax advantaged investments, real estate partnerships and venture capital equity projects and to performance-related investment fees. In addition, Gallagher experienced increases in expenses in 2001 related to increased leased space, temporary help needed to service new risk management and claims business and commissions paid to sub-brokers. Other operating expenses increased by $26.3 million or 12% in 2000 due primarily to increases in professional fees related to acquisition activity and investment projects, management fees related to positive investment results, commissions paid to sub-brokers, write-off of doubtful accounts, increased leased space, temporary help needed to service the new risk management and claims business and travel and entertainment.

  Partnership investment expenses of $21.1 million in 2001 represent the ongoing expenses associated with the operations of synthetic fuel facilities. The increase in these expenses in 2001 relates to the production costs incurred by the alternative energy partnerships that generated a substantial portion of the tax credits earned by Gallagher in 2001.

  Gallagher's effective income tax rates were 11.7%, 30.5% and 34.5% in 2001, 2000 and 1999, respectively. These rates are net of the effect of tax credits generated by investments in alternative energy related partnerships that operate synthetic fuel facilities and limited partnerships that operate qualified affordable housing, which are partially offset by state and foreign taxes. The reduction in the effective income tax rate in 2001 from the prior year is due to a $23.4 million increase in tax credits earned, net of amortization expense in 2001. This increase in the amount of tax credits earned was generated from Gallagher's alternative energy related partnerships. See
Note 13 to the Consolidated Financial Statements. As a result of these sales of interests in alternative energy facilities, Gallagher expects its income tax rate to increase to a more normalized level in 2002.

  Gallagher's foreign operations recorded earnings before income taxes of $8.4 million, $7.9 million and $5.0 million in 2001, 2000 and 1999, respectively. The increase in 2001 is due primarily to new business production partially offset by lost business. The increase in 2000 is due primarily to new business and the $1.2 million write-off in 1999 of intangible assets associated with lost business. See Notes 13 and 15 to the Consolidated Financial Statements.

  Gallagher's revenues vary from quarter-to-quarter generally as a result of the timing of policy inception dates which traditionally are heaviest in the third quarter. Expenses, on the other hand, are fairly uniform throughout the year. See Note 14 to the Consolidated Financial Statements.

Results of Operations--Segment Information

  As discussed in Note 15 to the Consolidated Financial Statements, Gallagher operates in three business segments; Insurance Brokerage Services, Risk Management Services and Financial Services, as well as a Corporate segment.

Insurance Brokerage Services

  The Insurance Brokerage Services segment encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' managing of risk. This segment also provides consulting services, for fee compensation, related to the clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale insurance brokerage operations.

  Total revenues in 2001 were $608.3 million, a 13% increase over 2000. This increase is due primarily to new business production offset partially by lost business and a $5.6 million reduction in interest income generated from the float on fiduciary funds in 2001. The decrease in the fiduciary interest income is due to the decrease in short-term interest rates between 2000 and 2001. Total domestic revenues of $560.4 million were up 12% over 2000. Revenues in 2001 from foreign operations, principally in the United Kingdom, Australia and Bermuda, were up 18% or $7.4 million over 2000. This increase is due primarily to new business production offset partially by lost business. Earnings before income taxes in 2001 increased 16% over 2000 principally as a result of increased revenues. Total revenues in 2000 were $538.9 million, an increase of 8% over 1999. This increase again is due to new business production partially offset by lost business. Total domestic revenues of $498.4 million were up 7% over 1999. Revenues in 2000 from foreign operations, primarily in the United Kingdom, Australia and Bermuda, were up 22% over 1999 mainly due to $2.2 million attributable to the 2000 acquisition of MBR Pty Limited. Earnings before income taxes of $100.3 million in 2000 increased 3% over 1999 due mainly to increased revenues.

Risk Management Services

  The Risk Management Services segment includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers.

  Total revenues in 2001 were $264.7 million or 14% over 2000 due to strong new business production and favorable retention rates on existing business. Total domestic revenues of $242.4 million in 2001 were up 15% over 2000 due primarily to new business and substantially less lost business than in 2000. In 2001, foreign revenues of $22.3 million, principally from the United Kingdom and Australia, increased 2% over 2000 due to new business production. Earnings before income taxes in 2001 of $35.3 million increased 6% over 2000 due primarily to revenue increases, which were partially offset by moderate increases in expenses. Total revenues in 2000 were $232.3 million or 20% over 1999 due to strong new business production and favorable retention rates on existing business. Total domestic revenues of $210.4 million increased 17% over 1999 due primarily to new business and substantially less lost business than in 1999. In 2000, foreign revenues of $21.9 million, principally from the United Kingdom and Australia, increased 57% over 1999 due to new business production and a significant increase in revenues from Australian operations for claims work performed as a result of tainted aviation fuel in Australia. Earnings before income taxes in 2000 increased 43% over 1999 due primarily to increased revenues, which were partially offset by a moderate increase in expenses.

Financial Services

  The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are managed in this segment in order to maximize the return to the company.

  Total revenues in 2001 were $37.3 million or 55% more than total revenues in 2000 due primarily to results generated by Gallagher's unconsolidated equity investment portfolio, realized gains generated from Gallagher's marketable securities portfolio, installment gains of $11.9 million on the three alternative energy sale transactions previously discussed in "Results Of Operations--Consolidated" and to income generated from commitment fees paid to Gallagher for providing letters of credit and financial guarantees to several of its tax advantaged investments, real estate partnerships and venture capital equity projects. Gallagher also recognized a gain in 2001 of $2.4 million on the sale of a benefits administration book of business. Income from Gallagher's unconsolidated equity investment portfolio increased in 2001 by $2.5 million due primarily to

$3.0 million of income that was generated from Gallagher recording its proportionate share of income from an equity investment in a real estate partnership that is currently developing land in Florida.

  In 2001, earnings before income taxes decreased $7.5 million or 58% from 2000 due primarily to the increase in partnership investment expenses of $21.1 million in 2001 which represent the ongoing expenses associated with the operations of synthetic fuel facilities. The increase in these expenses in 2001 relates to the production costs that were incurred by the alternative energy partnerships in order to generate the tax credits that were earned by Gallagher in 2001. The tax credits generated by these investments are included in the provision for income taxes, which is not allocated to Gallagher's operating entities.

  Total revenues in 2000 increased 22% over 1999. This increase is due primarily to $9.2 million of income related to Gallagher's alternative energy related investments and higher returns on short-term investments. Earnings before income taxes in 2000 decreased $532,000 or 4% from 1999 due primarily to increases in incentive compensation linked to the performance of Gallagher's investment portfolio and increased management fees associated with positive investment results for Gallagher's independently managed investment portfolio.

Corporate

  The Corporate segment consists of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Only revenues not attributable to one of the three operating segments are recorded in Corporate. All costs are generated in the United States.

Financial Condition and Liquidity

  The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher's investment portfolio has been primarily generated from the excess cash provided by its operations. Cash generated from operating activities was $130.3 million, $155.0 million and $93.1 million in 2001, 2000 and 1999, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from year to year. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable, and cash flows from operations and short-term borrowings under its credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the future.

  In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured Revolving Credit Agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letters of credit are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. The Revolving Credit Agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the credit agreement. In addition, the credit agreement has two borrowing options, Domestic Rate Loans and Eurocurrency Loans, as defined in the credit agreement. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .400% for short-term and long-term revolving credit commitments. The facility fee related to this credit agreement is based on .100% of the used and unused portions of the short-term and long-term revolving credit commitments.

  As of December 31, 2001, under the long-term credit facility, Gallagher has contingently committed to funding $45.9 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. Also, as of December 31, 2001, there were $35.0 million of borrowings outstanding under the Revolving Credit Agreement. Accordingly, Gallagher had $69.1 million available for future borrowing. In 2001, Gallagher borrowed $206.7 million and repaid $171.7 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activities and stock repurchases. There were no borrowings under this facility in 2000. Terms of the Revolving Credit Agreement include various covenants that require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants, in all material respects, as of December 31, 2001.

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

  Recently, the issue of off-balance sheet financing has been prominent in the news and has become a topic of concern among many investors. Gallagher's investment portfolio includes investments in real estate partnerships and venture capital equity projects where Gallagher's ownership is between 20% to 50%. As a result, these investments are accounted for using the equity method and as such, the balance sheets of the investees are not consolidated in Gallagher's consolidated balance sheet as of December 31, 2001 and 2000. The December 31, 2001 and 2000 balance sheets of several of the unconsolidated equity investments contain outstanding debt, which is not required to be included in Gallagher's consolidated balance sheet. See Note 4 to the Consolidated Financial Statements for a summary of the outstanding debt of Gallagher's unconsolidated investments accounted for using the equity method. In addition, Note 4 to the Consolidated Financial Statements also contains a summary of Gallagher's contingent commitments related to its investments accounted for using the equity method.

  Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, letters of credit and financial guarantees. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher's net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher's consolidated financial position or operating results. See Notes 5 and 12 to the Consolidated Financial Statements for additional commitments and contingencies.

  Gallagher paid $41.6 million in cash dividends on its common stock in 2001. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. In each quarter of 2001, Gallagher paid a dividend of $.13 per share which was $.015 or 13% greater than each quarterly dividend in 2000. On January 24, 2002, Gallagher declared a 15% increase in its quarterly cash dividend to $.15 payable on April 15, 2002 to Shareholders of Record as of March 29, 2002.

  Net capital expenditures were $24.3 million, $15.2 million and $18.1 million in 2001, 2000 and 1999, respectively. In 2002, Gallagher expects to make expenditures for capital improvements of approximately $25.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

  In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2002. Under the plan, Gallagher has repurchased 3,359,000 shares at a cost of $104.1 million, 1,500,000 shares at a cost of $31.3 million, and 1,524,000 shares at a cost of $18.4 million in 2001, 2000 and 1999, respectively. The repurchased shares are held for reissuance in connection with exercises of options under Gallagher's stock option plans. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase approximately 2.3 million additional shares through June 30, 2002. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

  Effective with changes in the United States federal income tax laws in 1997, Gallagher no longer provides for federal income taxes on the undistributed earnings of its foreign subsidiaries which are considered permanently invested outside the United States. At December 31, 2001, Gallagher had $32.0 million of undistributed earnings from its foreign subsidiaries. See Note 13 to the Consolidated Financial Statements. Although not considered available for domestic needs, the undistributed earnings generated by certain foreign subsidiaries referred to above may be used to finance foreign operations and acquisitions.

Contractual Obligations and Commitments

  In connection with its operating and investing activities, Gallagher has entered into certain contractual obligations, as well as commitments to fund certain investments. See Notes 4, 5 and 12 to the Consolidated Financial Statements for a discussion on these obligations and commitments.

  Gallagher's future cash payments associated with its contractual obligations pursuant to the Revolving Credit Agreement and operating leases as of December 31, 2001 are as follows (in thousands):

                                     Payments Due by Period
                          --------------------------------------------
Contractual Obligations    2002   2003 to 2004 2005 to 2006 Thereafter  Total
-----------------------   ------- ------------ ------------ ---------- --------
Revolving credit
 agreement............... $35,000   $   --       $   --      $   --    $ 35,000
Operating leases.........  41,533    60,897       36,962      45,905    185,297
                          -------   -------      -------     -------   --------
  Total contractual
   obligations........... $76,533   $60,897      $36,962     $45,905   $220,297
                          =======   =======      =======     =======   ========

  Gallagher's commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2001 are as follows (in thousands):

                          Amount of Commitment Expiration by Period     Total
                         --------------------------------------------  Amounts
Other Commitments         2002   2003 to 2004 2005 to 2006 Thereafter Committed
-----------------        ------- ------------ ------------ ---------- ---------
Letters of credit....... $   645   $ 7,252       $3,530     $34,504   $ 45,931
Financial guarantees....   6,250    27,250          --        5,100     38,600
Funding commitments.....  15,600       --           --          --      15,600
                         -------   -------       ------     -------   --------
  Total other
   commitments.......... $22,495   $34,502       $3,530     $39,604   $100,131
                         =======   =======       ======     =======   ========

  Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Gallagher is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at December 31, 2001 and 2000, that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher's view of changes that are reasonably possible over a one year period. This discussion of market risks related to Gallagher's consolidated balance sheets includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher's estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

  Gallagher has a comprehensive and diversified investment portfolio. Gallagher's invested assets are held as cash and cash equivalents, investment strategies--trading and marketable securities--available for sale. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

  The fair value of Gallagher's cash and cash equivalents investment portfolio at December 31, 2001 and 2000 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair value was not materially different from the carrying values at December 31, 2001 and 2000, respectively.

  At December 31, 2001 and 2000, the fair value of Gallagher's investment strategies--trading portfolio was $52.6 million and $51.9 million, respectively. From an investment management perspective, this portfolio, which is managed by several independent fund managers, consists of two different components: an equity portfolio of $6.9 million and $7.2 million and an alternative investment strategies portfolio of $45.7 million and $44.7 million at December 31, 2001 and 2000, respectively.

  The equity portfolio is subject to equity price risk. It is not hedged, consists of common stocks and is primarily managed to produce realized gains for Gallagher. The estimated potential loss in fair value of this equity component resulting from a hypothetical decrease in prices quoted by stock exchanges of 10% would be approximately $690,000 and $720,000 at December 31, 2001 and 2000, respectively.

  Gallagher's alternative investment strategies portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher's exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments' underlying principal balances. The independent fund managers for these alternative investment strategies hedge their strategies by "selling short" common equity securities in order to mitigate the effects of changes in equity prices thereby making any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at December 31, 2001 and 2000, respectively. While these fund managers attempt to perfectly hedge their investment strategies, equity pricing risk cannot be completely eliminated.

  The fair value of Gallagher's marketable securities--available for sale portfolio was $18.3 million ($4.4 million less than its aggregate amortized cost) and $23.3 million ($4.2 million less than its aggregate amortized cost) at December 31, 2001 and 2000, respectively. The overall objective of this portfolio is to provide Gallagher with a stable after tax yield. This portfolio, which is not hedged, consists primarily of dividend yielding preferred stocks. Accordingly, this portfolio is more sensitive to interest rate risk than it is to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one percentage point increase in short-term interest rates would be approximately $2.1 million and $2.7 million at December 31, 2001 and 2000, respectively.

  At December 31, 2001, Gallagher had $35.0 million in short-term borrowings outstanding under the Revolving Credit Agreement. The fair value of these borrowings approximated their carrying value due to their short-term duration and variable interest rates. At December 31, 2000, there were no borrowings outstanding under the Revolving Credit Agreement. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical one percentage point decrease in Gallagher's weighted average short-term borrowing rate at December 31, 2001 and the resulting fair value was not materially different from the year end carrying value.

  Gallagher is subject to foreign currency exchange rate risk primarily due to the fact that its United Kingdom based subsidiaries incur expenses denominated in British pounds while receiving their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. The foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2001 and 2000 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $3.3 million and $2.8 million, respectively. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management's opinion that this foreign currency exchange risk is not material to Gallagher's consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a "balanced book" which minimizes the effects of currency fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Pages
                                                                           -----
Consolidated Financial Statements:
  Consolidated Statements of Earnings.....................................    26
  Consolidated Balance Sheets.............................................    27
  Consolidated Statements of Cash Flows...................................    28
  Consolidated Statements of Stockholders' Equity.........................    29
  Notes to Consolidated Financial Statements.............................. 30-54
Management's Report.......................................................    55
Report of Independent Auditors............................................    56

                           ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
Operating Results
Revenues:
  Commissions.......................................  $534,450 $470,244 $437,706
  Fees..............................................   324,864  281,235  235,879
  Investment income and other:
   Investment income................................    21,335   25,952   28,736
   Income from equity investments, partnerships and
    joint ventures..................................    23,581   14,185    8,939
   Other income.....................................     5,813    3,657    2,270
                                                      -------- -------- --------
  Total investment income and other.................    50,729   43,794   39,945
                                                      -------- -------- --------
    Total revenues..................................   910,043  795,273  713,530
                                                      -------- -------- --------
Expenses:
  Salaries and employee benefits....................   477,279  414,372  365,689
  Other operating expenses..........................   269,832  247,162  220,817
  Partnership investment expenses...................    21,079      --       --
                                                      -------- -------- --------
    Total expenses..................................   768,190  661,534  586,506
                                                      -------- -------- --------
Earnings before income taxes........................   141,853  133,739  127,024
Provision for income taxes..........................    16,597   40,784   43,784
                                                      -------- -------- --------
    Net earnings....................................  $125,256 $ 92,955 $ 83,240
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.48 $   1.11 $   1.02
Net earnings per common and common equivalent share.      1.39     1.04      .97
Dividends declared per common share.................       .52      .46      .40




                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                           (in thousands)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $   97,334  $  141,831
  Restricted cash......................................    209,509     158,646
  Premiums and fees receivable.........................    555,276     436,542
  Investment strategies--trading.......................     52,588      51,897
  Other................................................    109,559      56,447
                                                        ----------  ----------
    Total current assets...............................  1,024,266     845,363
Marketable securities--available for sale..............     18,290      23,306
Deferred income taxes..................................     99,263      47,824
Other noncurrent assets................................    213,417     160,360
Fixed assets...........................................    143,344     126,933
Accumulated depreciation and amortization..............    (92,098)    (84,387)
                                                        ----------  ----------
    Net fixed assets...................................     51,246      42,546
Intangible assets--net.................................     65,341      16,089
                                                        ----------  ----------
                                                        $1,471,823  $1,135,488
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Premiums payable to insurance companies.............. $  805,595  $  604,979
  Accrued salaries and bonuses.........................     56,270      38,650
  Accounts payable and other accrued liabilities.......    109,853     109,214
  Unearned fees........................................     16,527      19,014
  Income taxes payable.................................     33,226       9,867
  Other................................................     45,084       5,197
                                                        ----------  ----------
    Total current liabilities..........................  1,066,555     786,921
Other noncurrent liabilities...........................     33,655      19,667
Stockholders' equity:
  Common stock--issued and outstanding 85,111 shares in
   2001 and
    84,540 shares in 2000..............................     85,111      84,540
  Capital in excess of par value.......................      8,768      21,762
  Retained earnings....................................    283,796     225,096
  Unearned deferred compensation.......................     (3,438)        --
  Accumulated other comprehensive earnings (loss)......     (2,624)     (2,498)
                                                        ----------  ----------
    Total stockholders' equity.........................    371,613     328,900
                                                        ----------  ----------
                                                        $1,471,823  $1,135,488
                                                        ==========  ==========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
                                                       (in thousands)
Cash flows from operating activities:
  Net earnings.................................. $ 125,256  $ 92,955  $ 83,240
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net gain on investments and other...........    (2,895)   (2,006)   (2,996)
    Gain on sales of operations.................    (2,375)   (1,823)      --
    Depreciation and amortization...............    20,042    18,611    17,676
    Increase in restricted cash.................   (50,863)  (29,350)  (31,057)
    Increase in premiums receivable.............  (111,602)  (31,701)  (78,691)
    Increase in premiums payable................   193,307    76,972    95,439
    Decrease (increase) in trading investments--
     net........................................     1,051     6,498    (3,678)
    Increase in other current assets............   (25,026)   (2,274)     (419)
    Increase (decrease) in accrued salaries and
     bonuses....................................    18,027    14,032      (456)
    Decrease in accounts payable and other
     accrued liabilities........................      (401)     (571)  (12,443)
    Increase (decrease) in income taxes payable.    23,359        25    (2,929)
    Tax benefit from issuance of common stock...    24,806    20,027     5,502
    Net change in deferred income taxes.........   (77,751)  (30,613)   (2,842)
    Other.......................................    (4,626)   24,227    26,779
                                                 ---------  --------  --------
      Net cash provided by operating activities.   130,309   155,009    93,125
                                                 ---------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities............   (13,957)  (25,832)  (44,009)
  Proceeds from sales of marketable securities..    23,051    22,471    39,778
  Proceeds from maturities of marketable
    securities..................................       398       762     1,495
  Net additions to fixed assets.................   (24,319)  (15,169)  (18,088)
  Cash paid for acquisitions, net of cash
    acquired....................................   (17,893)   (2,440)     (250)
  Proceeds from sales of operations.............     2,700     2,334       --
  Other.........................................   (47,803)  (35,632)  (20,537)
                                                 ---------  --------  --------
      Net cash used by investing activities.....   (77,823)  (53,506)  (41,611)
                                                 ---------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock........    27,255    27,837    16,029
  Repurchases of common stock...................  (104,123)  (31,344)  (18,428)
  Dividends paid................................   (41,618)  (33,759)  (28,010)
  Borrowings on line of credit facilities.......   206,700    45,000    98,500
  Repayments on line of credit facilities.......  (171,700)  (60,000)  (98,500)
  Equity transactions of pooled companies prior
    to dates of acquisition.....................   (13,497)   (4,937)  (63,116)
                                                 ---------  --------  --------
      Net cash used by financing activities.....   (96,983)  (57,203)  (93,525)
                                                 ---------  --------  --------
Net (decrease) increase in cash and cash
  equivalents...................................   (44,497)   44,300   (42,011)
Cash and cash equivalents at beginning of year..   141,831    97,531   139,542
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $  97,334  $141,831  $ 97,531
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid................................. $   1,236  $  1,212  $  2,048
  Income taxes paid.............................    35,750    24,643    30,153

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                     Other
                           Common Stock     Capital In              Unearned     Comprehensive             Total
                          ---------------   Excess Of   Retained    Deferred        Earnings           Stockholders'
                          Shares  Amount    Par Value   Earnings  Compensation       (Loss)               Equity
                          ------  -------   ----------  --------  -------------  --------------        -------------
                                                         (in thousands)
Balance at December 31,
 1998 as previously
 reported...............  76,126  $76,126   $  (15,566) $150,619  $         --   $         (777)       $     210,402
 Acquisition of pooled
  companies.............   5,043    5,043        7,224    45,999            --              --                58,266
                          ------  -------   ----------  --------  -------------  --------------        -------------
Balance at December 31,
 1998...................  81,169   81,169       (8,342)  196,618            --             (777)             268,668
                                                                                                       -------------
 Net earnings...........     --       --           --     83,240            --              --                83,240
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --           --        --             --           (1,892)              (1,892)
                                                                                                       -------------
Comprehensive earnings                                                                                        81,348
 Cash dividends declared
  on common stock.......     --       --           --    (29,202)           --              --               (29,202)
 Common stock issued
  under stock option
  plans.................   2,512    2,512       13,517       --             --              --                16,029
 Tax benefit from
  issuance of common
  stock.................     --       --         5,502       --             --              --                 5,502
 Common stock
  repurchases...........  (1,524)  (1,524)     (16,904)      --             --              --               (18,428)
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --        15,074   (78,190)           --              --               (63,116)
                          ------  -------   ----------  --------  -------------  --------------        -------------
Balance at December 31,
 1999...................  82,157   82,157        8,847   172,466            --           (2,669)             260,801
                                                                                                       -------------
 Net earnings...........     --       --           --     92,955            --              --                92,955
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --           --        --             --              171                  171
                                                                                                       -------------
Comprehensive earnings                                                                                        93,126
 Cash dividends declared
  on common stock.......     --       --           --    (35,539)           --              --               (35,539)
 Common stock issued
  under stock option
  plans.................   3,811    3,811       24,026       --             --              --                27,837
 Tax benefit from
  issuance of common
  stock.................     --       --        20,027       --             --              --                20,027
 Common stock
  repurchases...........  (1,500)  (1,500)     (30,987)      --             --              --               (32,487)
 Common stock issued in
  two pooling
  acquisitions..........      72       72          --        --             --              --                    72
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --          (151)   (4,786)           --              --                (4,937)
                          ------  -------   ----------  --------  -------------  --------------        -------------
Balance at December 31,
 2000...................  84,540   84,540       21,762   225,096            --           (2,498)             328,900
                                                                                                       -------------
 Net earnings...........     --       --           --    125,256            --              --               125,256
 Net change in
  unrealized gain (loss)
  on available for sale
  securities............     --       --           --        --             --             (126)                (126)
                                                                                                       -------------
Comprehensive earnings                                                                                       125,130
 Cash dividends declared
  on common stock.......     --       --           --    (43,534)           --              --               (43,534)
 Common stock issued
  under stock option
  plans.................   3,007    3,007       24,248       --             --              --                27,255
 Tax benefit from
  issuance of common
  stock.................     --       --        24,806       --             --              --                24,806
 Common stock
  repurchases...........  (3,359)  (3,359)     (90,151)   (9,470)           --              --              (102,980)
 Common stock issued in
  three pooling
  acquisitions..........      93       93          --        --             --              --                    93
 Common stock issued in
  three purchase
  acquisitions..........     678      678       24,200       --             --              --                24,878
 Common stock issued
  under deferred
  compensation..........     152      152        3,848       --          (3,438)            --                   562
 Equity transactions of
  pooled companies prior
  to dates of
  acquisition...........     --       --            55   (13,552)           --              --               (13,497)
                          ------  -------   ----------  --------  -------------  --------------        -------------
Balance at December 31,
 2001...................  85,111  $85,111   $    8,768  $283,796  $      (3,438) $       (2,624)       $     371,613
                          ======  =======   ==========  ========  =============  ==============        =============

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Operations

  Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Investment income and other is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has more than 250 offices in nine countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Gallagher and all of its majority owned subsidiaries (greater than 50% ownership). Investments in partially owned entities in which ownership is 20% to 50% are accounted for using the equity method. Accordingly, Gallagher's share of the net earnings of these entities is included in consolidated net earnings. Investments in partially owned entities in which ownership is less than 20% are carried at cost. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

 Use of Estimates

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

 Revenue Recognition

  Gallagher's revenues are derived from commissions, fees and investment income.

  Commission revenues, as well as the related premiums receivable and premiums payable to insurance companies, are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance company. A contingent commission is a commission paid by an insurance company that is based on the overall estimated profit and/or volume of the business placed with that insurance company. Commissions on premiums billed directly by insurance companies relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance company. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

  Fee revenues are recognized ratably as the services are rendered. Fee revenues generated from the Insurance Brokerage Services segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues. Fee revenues generated from the Risk Management

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

Services segment relate to third party claims administration, loss control and other risk management consulting services, which are provided over a period of time, typically one year. The income effects of subsequent fee adjustments are recorded when the adjustments become known.

  In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended, which was effective for fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues in financial statements for certain types of transactions. Accordingly, during 2000, Gallagher changed its method of accounting for cancellations of client insurance policies to establish an allowance for estimated policy cancellations. Previously, Gallagher did not specifically record an allowance for such cancellations. The adoption of the applicable provisions of SAB 101 by Gallagher in 2000 was not material to Gallagher's consolidated operating results or financial position. Gallagher will periodically review the adequacy of the allowance for estimated policy cancellations and adjust it as necessary.

  Premiums and fees receivable in the accompanying consolidated balance sheets are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $2,500,000 and $2,000,000 at December 31, 2001 and 2000, respectively. The allowance for doubtful accounts was $1,730,000 and $3,132,000 at December 31, 2001 and 2000,
respectively.

  Investment income and other primarily includes interest income, dividend income, net realized and unrealized gains (losses), income (loss) from equity investments, and gains on sales of operations and invested assets. Interest income is recorded as earned. Dividend income is recognized as income based on the date that the underlying security trades "ex-dividend." See the accounting policy on investments for revenue recognition policies pertaining to net realized and unrealized gains (losses). Income (loss) from equity investments represents Gallagher's proportionate share of income or losses from investments accounted for using the equity method.

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

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

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

 Investments

  Investment strategies are considered trading securities and consist primarily of limited partnerships which invest in common stocks. Securities designated as trading are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses included in the consolidated statements of earnings. The fair value of investment strategies is determined by reference to the fair values of the underlying common stocks which are based primarily on quoted market prices.

  Marketable securities are considered available for sale and consist primarily of preferred and common stocks. Securities designated as available for sale are carried at fair value in the accompanying consolidated balance sheets, with unrealized gains and losses, less related deferred income taxes, excluded from net earnings and reported as accumulated other comprehensive earnings or loss. Gains and losses are recognized in net earnings when realized using the specific identification method. The fair value for marketable securities is based primarily on quoted market prices.

 Fixed Assets

  Fixed assets are carried at cost in the accompanying consolidated balance sheets. Furniture and equipment with a cost of $121,763,000 and $110,614,000 at December 31, 2001 and 2000, respectively, are depreciated using the straight-line method over the estimated useful lives (three to ten years) of the assets. Leasehold improvements with a cost of $21,581,000 and $16,319,000 at December 31, 2001 and 2000, respectively, are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms. Gallagher periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

 Intangible Assets

  Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, non-compete agreements and expiration lists. The excess of cost over the value of net tangible assets is amortized over fifteen to forty years using the straight-line method. Non-compete agreements and expiration lists are amortized over two to ten years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 was $8,730,000 and $9,925,000, respectively. Amortization expense was $3,505,000, $3,646,000 and $3,559,000 for 2001, 2000 and 1999, respectively.
Gallagher periodically reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss would be recognized for the difference.

 Stock Based Compensation

  Gallagher primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Gallagher accounts for stock option grants in

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for these stock options granted to employees.

 Fair Value of Financial Instruments

  The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance companies, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2001 and 2000, approximate fair value because of the short maturity of these instruments. The financial assets that comprise investment strategies and marketable securities are carried at fair value in the accompanying consolidated balance sheets. Fair values for other noncurrent assets are disclosed in Note 4. The carrying amount of borrowings outstanding under Gallagher's credit agreement approximates fair value at December 31, 2001 because the borrowings are at floating rates.

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

  SFAS 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Gallagher initiated five business combinations prior to July 1, 2001 that were completed in the third quarter of 2001 and were accounted for as poolings of interests because they met the qualifying criteria of SFAS 141.

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

  Gallagher will apply the new rules on accounting for pre-existing goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in pretax earnings of $1,300,000 per year. During 2002, Gallagher will perform the first

                           ARTHUR J. GALLAGHER & CO.

1. Summary of Significant Accounting Policies--(Continued)

of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Exclusive of the nonamortization of goodwill and indefinite lived intangible assets, management does not expect the adoption of SFAS 142 will have a material effect on Gallagher's consolidated operating results or financial position.

2. Business Combinations

Poolings of Interests Acquisitions

  In 2001, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for shares of its common stock:
The Galtney Group, Inc. dba Healthcare Insurance Services, 3,330,000 shares; MDM Insurance Associates, Inc., 752,000 shares; The InWest Group, Inc., 407,000 shares; SKANCO International, Ltd., 263,000 shares; Nelson/Monarch Insurance Services, Ltd., 109,000 shares; E.S. Susanin, Inc., 109,000 shares; Burgess & Associates, Inc., 73,000 shares; Madison Scott & Associates, Inc., 34,000 shares; Midwest Surety Services, Inc., 32,000 shares; and Central Surety Agency, Inc., 26,000 shares.

  In 2000, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for shares of its common stock:
John P. Woods Co., Inc., 1,816,000 shares; Universico Group, Ltd., 292,000 shares; Persing, Dyckman & Toynbee, Inc., 246,000 shares; Atlantic Risk Management Corporation, 208,000 shares; Davis-Poston & Associates, Inc., 150,000 shares; Castle Insurance Associates, Inc., 144,000 shares; R. L. Youngdahl & Associates, Inc., 138,000 shares; Bultman/Bell Associates, Inc., 136,000 shares; R. G. Speno, Inc., 88,000 shares; Rebholz Insurance Agency, Inc., 84,000 shares; Towle Agency, Inc., 74,000 shares; Murphy Consultants, 58,000 shares; Powell Insurance Services, Inc., 39,000 shares; and SiliconInsurance, Inc., 33,000 shares.

  These acquisitions were accounted for as poolings of interests and, except for three of the 2001 acquisitions and two of the 2000 acquisitions whose results were not significant, the consolidated financial statements for all periods prior to the acquisition dates have been restated to include the operations of these companies. The following summarizes the restatement of the 2000 and 1999 consolidated financial statements to reflect the operations of the 2001 acquisitions (in thousands, except per share data):

                                                   As     Attributable
                                               Previously  to Pooled      As
2000                                            Reported   Companies   Restated
----                                           ---------- ------------ --------
Total revenues................................  $740,596    $54,677    $795,273
Net earnings..................................    87,776      5,179      92,955
Net earnings per common share.................      1.12       (.01)       1.11
Net earnings per common and common equivalent
 share........................................      1.05       (.01)       1.04

1999
----
Total revenues................................  $656,404    $57,126    $713,530
Net earnings..................................    70,250     12,990      83,240
Net earnings per common share.................       .92        .10        1.02
Net earnings per common and common equivalent
 share........................................       .87        .10         .97

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations--(Continued)

Purchase Acquisitions

  In 2001, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations (in thousands):

                         Common  Common                                  Total
2001 Purchase            Shares   Share            Contingent  Escrow   Purchase
Acquisitions             Issued   Value  Cash Paid  Payable   Deposited  Price
-------------            ------- ------- --------- ---------- --------- --------
Cashan & Company
 (Cashan),
 October 31, 2001......      307 $10,213  $   --    $    --      $1,000 $11,213
Hartstein Associates,
 Inc. (HAI),
 October 31, 2001......       91   2,598    3,000      4,500        734  10,832
MRS Holdings Limited
 (MRS),
 November 1, 2001......      280   8,266      290        --       2,067  10,623
Equity Insurance
 Managers, Inc. (EIM),
 December 1, 2001......      --      --     8,400        800        800  10,000
Texas Insurance Agency,
 Inc. - Houston (TIA),
 May 1, 2001...........      --      --     4,340      1,500        225   6,065
Henderson Philips Fine
 Arts (HPFA),
 September 1, 2001.....      --      --       350      1,150        --    1,500
                         ------- -------  -------   --------     ------ -------
                             678 $21,077  $16,380   $  7,950     $4,826 $50,233
                         ======= =======  =======   ========     ====== =======

  Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Contingent obligations, which are primarily based upon future earnings of the acquired entities, were included in the purchase price recorded for these acquisitions at the maximum amount per the purchase agreements. Contingent consideration or escrow deposits that are returned to Gallagher as a result of purchase price adjustment provisions are recorded as adjustments to intangibles when the contingencies are settled.

  The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in thousands):

                          Cashan    HAI     MRS     EIM    TIA    HPFA   Total
                          ------- ------- ------- ------- ------ ------ --------
Current assets..........  $   885 $   542 $57,242 $ 7,849 $  --  $  --  $ 66,518
Other noncurrent assets.       54     --       12       7    --     --        73
Fixed assets............       57     130     602     717    127    --     1,633
Intangible assets.......   11,248  10,352  10,623   9,465  5,938  1,500   49,126
                          ------- ------- ------- ------- ------ ------ --------
  Total assets acquired.   12,244  11,024  68,479  18,038  6,065  1,500  117,350
Current liabilities.....    1,031     192  57,835   8,038    --     --    67,096
Other noncurrent
 liabilities............      --      --       21     --     --     --        21
                          ------- ------- ------- ------- ------ ------ --------
  Total liabilities
   assumed..............    1,031     192  57,856   8,038    --     --    67,117
                          ------- ------- ------- ------- ------ ------ --------
Total net assets
 acquired...............  $11,213 $10,832 $10,623 $10,000 $6,065 $1,500 $ 50,233
                          ======= ======= ======= ======= ====== ====== ========

  These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net

                           ARTHUR J. GALLAGHER & CO.

2. Business Combinations--(Continued)

assets acquired at the acquisition date was allocated to goodwill and expiration lists of the Insurance Brokerage Services segment in the amounts of $44,813,000 and $4,313,000, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists, related to these acquisitions, will be amortized on a straight-line basis over an estimated useful life of 10 years. Of the $44,813,000 of goodwill related to the 2001 acquisitions, $34,682,000 is expected to be deductible for tax purposes. SFAS 142, "Goodwill and Other Intangible Assets," prohibits amortization of goodwill acquired subsequent to June 30, 2001. Gallagher completed five acquisitions under the purchase method subsequent to June 30, 2001 and as a result of the application of SFAS 142, $299,000 of goodwill that would have been amortized in 2001 under the pre-SFAS 142 rule was not amortized (see Note 1). As the acquisition of TIA occurred prior to the effective date of SFAS 142, goodwill related to this acquisition was amortized from the acquisition date to December 31, 2001 on a straight-line method using a 20 year estimated life. In accordance with SFAS 142, no goodwill amortization will be recorded in the 2002 consolidated statement of earnings.

  The 2001 consolidated financial statements reflect the operations of these entities from the date of their respective acquisitions. The following is a summary of the unaudited proforma historical results, as if these purchase acquisitions had been acquired at the beginning of January 1, 2001 and 2000, respectively (in thousands, except per share data):

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Total revenues............................................... $938,850 $825,986
Net earnings.................................................  124,600   94,178
Net earnings per common share................................     1.46     1.12
Net earnings per common and common equivalent share..........     1.37     1.05

  The unaudited proforma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operation which actually would have resulted had the acquisitions occurred as of January 1, 2001 and 2000, respectively, nor is it necessarily indicative of future operating results.

  In 2000, Gallagher acquired 60% of the net assets of MBR Pty Limited, an Australian company engaged in the reinsurance brokerage and services business in exchange for an initial cash payment of $2,100,000. Also in 2000, Gallagher acquired substantially all of the net assets of Joe E. Martin, Inc., an employee benefits broker and consultant, in exchange for an initial cash payment of $340,000. These acquisitions were accounted for as purchases. These purchase acquisitions were not material to the 2000 consolidated financial statements.

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

                                                                 December 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
Premium and Claims:
  Receivable.................................................. $560,921 $373,764
  Payable.....................................................  572,964  378,166

                           ARTHUR J. GALLAGHER & CO.

3. Insurance Company Receivables and Payables--(Continued)

  The differences between the receivable and payable balances represent fiduciary funds received by the reinsurance intermediary subsidiary, which are included in restricted cash and premiums payable to insurance companies in the accompanying consolidated balance sheets.

4. Investments

Equity Investments

  Gallagher's equity investment philosophy generally consists of investing in tax advantaged investments and venture capital equity projects which take a long-term view toward private sale or public offering. Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, letters of credit and financial guarantees.

  The following is a summary of other noncurrent assets, including equity investments (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Tax advantaged investments................................... $ 18,656 $ 40,243
Real estate partnerships.....................................   29,036   26,563
Investment in Allied World Assurance Holdings, Ltd. (an
 insurance company)..........................................   20,000      --
Venture capital equity investments...........................   34,891   34,092
Minority investment in alternative fund manager..............   33,595   14,347
Notes receivable from investees..............................   49,174   22,593
Leased commercial aircraft...................................    6,060    6,758
Other........................................................    9,544    8,399
Deferred compensation plan assets (see Note 10)..............   12,461    7,365
                                                              -------- --------
                                                              $213,417 $160,360
                                                              ======== ========

  Tax advantaged investments represent amounts invested by Gallagher in 36 limited partnerships (35 in 2000) that operate qualified affordable housing and alternative energy projects that are generating tax benefits to Gallagher on an ongoing basis. These benefits are in the form of both tax deductions for operating losses and tax credits. The tax advantaged investments are primarily accounted for using the effective yield method and are carried at amortized cost in the consolidated balance sheets. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes.

  Real estate partnerships at December 31, 2001 and 2000 primarily represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. Investments in real estate partnerships are carried on the equity basis in the consolidated balance sheets, which approximated fair value at December 31, 2001 and 2000.

  Investment in Allied World Assurance Holdings, Ltd. represents Gallagher's minority investment in a newly formed Bermuda based insurance and reinsurance company founded by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co.

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

  Venture capital equity investments at December 31, 2001 and 2000 consist of minority investments in seventeen and thirteen, respectively, software, e-commerce, insurance and financial services companies, none of which exceeds $7,000,000 individually. Investments in partially owned entities in which ownership is 20% to 50% are accounted for using the equity method. Accordingly, Gallagher's share of the net earnings of these entities is included in consolidated net earnings. Investments in partially owned entities in which ownership is less than 20% are carried at cost.

  Gallagher's 25% investment in an alternative fund manager is accounted for using the equity method of accounting. Accordingly, Gallagher's share of the net earnings of this entity is included in consolidated net earnings.

  Notes receivable from investees primarily represent secured loans made by Gallagher to twelve of its investments (five in 2000). Interest rates on the loans at December 31, 2001 and 2000 ranged from 5.5% to 12.0%. The carrying value of these loans at December 31, 2001 and 2000 approximated fair value.

  The leased commercial aircraft represents Gallagher's 90% interest in a trust which leases a commercial jet to a major domestic airline. There is no debt remaining on the aircraft. The net carrying value of this investment approximated fair value at December 31, 2001 and 2000.

  Other noncurrent assets consist primarily of prepaid compensation related to a 2001 acquisition, company owned real estate and rental deposits on Gallagher's leased premises.

  The following is a summary of the assets and liabilities of Gallagher's unconsolidated investments accounted for using the equity method reconciled to Gallagher's net carrying value (in thousands):

                                                              December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Net current assets........................................ $  42,402  $  47,972
Other noncurrrent assets..................................    41,192    316,707
Net fixed assets..........................................   122,149    123,028
Net intangible assets.....................................   135,700    115,899
Debt outstanding..........................................  (191,859)  (480,405)
Other noncurrent liabilities..............................    (6,773)    (4,284)
Interests of other shareholders...........................   (66,375)   (59,333)
                                                           ---------  ---------
Gallagher's net carrying value............................ $  76,436  $  59,584
                                                           =========  =========

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

  The following is a summary of the total debt outstanding of Gallagher's unconsolidated investments accounted for using the equity method (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Nonrecourse to Gallagher:
  Mortgage loan on Gallagher's corporate headquarters
   building, secured by building:
    Monthly installments through 2008 based on 30 year
     amortization, remaining balloon payment in 2008, fixed
     rate of 8.35%........................................... $ 79,275 $ 79,861
  Unsecured bank credit agreement of alternative fund manager with bank:
    Variable rate based on LIBOR plus 2.00%, secured by the
     net assets of alternative fund manager..................      --    51,348
  Convertible subordinated debentures payable:
    Issued in connection with various acquisitions made by
     alternative fund manager, mature in 2003 to 2005, fixed
     rates of 3.09% to 6.58%.................................   42,605   30,324
  Mortgage loan on Florida real estate project, secured by
   land:
    Annual installments through 2004, fixed rate of 8.00%....    8,165   11,585
  Mortgage loan on commercial (office and retail) real estate complex, secured by the commercial real estate:
    Monthly installments through 2011 based on 30 year
     amortization period, remaining balloon payment in 2011,
     fixed rate of 7.40%.....................................   12,873   11,244
  Line of credit facility on commercial (hotel) real estate
   complex, secured by the commercial real estate:
    Permits borrowings up to $8,750,000, variable rate based
     on LIBOR plus 4.00%.....................................    8,037    7,547
  "Warehouse" line of credit facilities of equity investee,
   secured by loan portfolio:
    Monthly interest only payments, variable rate based on
     commercial paper rate plus 1.06%........................      --   276,086
                                                              -------- --------
                                                               150,955  467,995
                                                              -------- --------
Recourse to Gallagher--see contingent commitments below:
  Unsecured bank credit agreement of alternative fund
   manager:
    Due in four periodic equal installments through 2003,
     variable rate based on LIBOR plus 1.00%.................   24,942      --
  Bonds payable on Florida real estate project:
    Monthly interest only payments through 2010, variable
     rate based on commercial paper rate, balloon payment in
     2010....................................................   12,410   12,410
  Line of credit facility on Florida real estate project:
    Permits borrowings up to $8,500,000, monthly interest
     only payments, variable rate based on LIBOR plus 1.15%..    3,552      --
                                                              -------- --------
                                                                40,904   12,410
                                                              -------- --------
  Total debt of Gallagher's investments accounted for using
   the equity method......................................... $191,859 $480,405
                                                              ======== ========

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

  The following is a summary of Gallagher's contingent commitments related to its investments accounted for using the equity method (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
Letter of credit commitments:
  Gallagher's corporate headquarters building.................. $ 3,000 $ 3,000
  Commercial (hotel) real estate complex.......................     500     --
  "Warehouse" lines of credit facilities.......................     --    7,200
  Bonds payable on Florida real estate project.................  12,575  12,575
  Community development bonds payable on Florida real estate
   project.....................................................   5,000   5,000
  Other .......................................................     250     250
                                                                ------- -------
                                                                $21,325 $28,025
                                                                ======= =======
Financial guarantees:
  Unsecured bank credit agreement of alternative fund manager.. $25,000 $   --
  Line of credit facility on Florida real estate project.......   8,500     --
  Community development bonds payable on Florida real estate
   project.....................................................   5,100     --
                                                                ------- -------
                                                                $38,600 $   --
                                                                ======= =======

  See Notes 5 and 12 for additional commitments and contingencies.

Investment Income and Other

  Significant components of investment income and other are as follows (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2001     2000    1999
                                                       -------  ------- -------
Interest.............................................. $18,181  $24,057 $19,618
Dividends.............................................   2,923    2,955   2,345
Net change in unrealized gain (loss) on investment
 strategies...........................................    (110)     628     889
Net realized gain on investment strategies............   1,852    1,244   1,579
Net realized gain on marketable securities............   1,153      134     528
Income from tax advantaged investments................  13,591    9,200   3,015
Gains on sales of operations..........................   2,375    1,823     --
Other income..........................................   7,267    2,719   9,913
Income (loss) from equity investments.................   3,497    1,034   2,058
                                                       -------  ------- -------
Total investment income and other..................... $50,729  $43,794 $39,945
                                                       =======  ======= =======

  Income from tax advantaged investments in 2001 primarily relates to the sales of interests in three alternative energy related limited partnerships.

  During the third quarter of 2001, Gallagher entered into a transaction for the sale of a 95% interest in one of its synthetic fuel facilities located in South Carolina. Under the sale agreement, Gallagher received an initial nonrefundable down payment of $6,700,000 and will receive additional installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if favorable tax rulings are not received by March 1, 2003. In the event of a put, Gallagher would retain the down payment and installment payments made through the put date. The aggregate

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

pretax installment gain on the transaction is expected to range from $36,000,000 to $106,000,000 and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $8,550,000 on this sale transaction.

  During the fourth quarter of 2001, Gallagher completed the sale of a two-thirds interest in a partnership that owns a 59.9% interest in a synthetic fuel facility also located in South Carolina. Gallagher received an initial down payment of $3,200,000 with additional installment payments over time through 2007 based on qualified fuel production generated by the facility. The buyer has the option to put the purchased interest back to Gallagher if certain adverse tax consequences occur through December 31, 2007. In the event of a put, Gallagher would retain all installment payments made through the put date and a pro-rated portion of the initial down payment. The aggregate pretax installment gain on the transaction is expected to range from $48,000,000 to $70,000,000 and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $2,050,000 on this sale transaction. The buyer also had the option, through March 31, 2002, to acquire from Gallagher another one-sixth interest in the partnership at proportionally equivalent terms. In January 2002, the buyer exercised this option which had no impact on Gallagher's 2001 results.

  Effective December 31, 2000, Gallagher completed the sale of its interests in several partnerships that operate landfill gas facilities. Gallagher received an initial down payment of $8,706,000 with additional installment payments over time through 2007 based on qualified fuel production generated by the facilities. The aggregate pretax installment gain on the transaction is expected to range from $12,000,000 to $22,000,000 and will be recognized on an installment basis through December 31, 2007. In 2001, Gallagher recognized an installment gain of $1,289,000 on this sale transaction. This transaction had no impact on Gallagher's 2000 results.

  In 2000, Gallagher recognized $7,200,000 of income related to the forfeiture of a non-refundable down payment from the termination of an installment sale of a synthetic fuel facility and $2,000,000 of income related to an investment development fee generated from one of Gallagher's alternative energy investments. In 1999, Gallagher sold a portion of its interests in limited partnerships that operate qualified affordable housing projects for cash proceeds of $6,264,000. The gain recognized in 1999 on this sale of limited partnership interests was $3,015,000. This 2000 and 1999 income has been included in income from tax advantaged investments in the foregoing table.

  In 2001, Gallagher sold a benefits administration book of business that was underperforming and recorded a gain on the sale of $2,375,000. In 2000, Gallagher sold several underperforming or geographically undesirable operations and recorded aggregate gains on these sales of $1,823,000. The net assets sold and the operating results included in the consolidated statements of earnings related to these operations were not material to the consolidated financial statements.

  Other income in 2001 consists primarily of investment related fees paid to Gallagher for providing letters of credit and financial guarantees to its tax advantaged investments, real estate partnerships and venture capital equity projects. Other income in 2000 and 1999 consists primarily of other income attributable to the restatement effects of the 2001 and 2000 acquisitions accounted for as poolings of interests.

                           ARTHUR J. GALLAGHER & CO.

4. Investments--(Continued)

Marketable Securities

  The following is a summary of marketable securities--available for sale (in thousands):

                                         Cost or    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
December 31, 2001                         Cost       Gains     Losses    Value
-----------------                       --------- ---------- ---------- --------
Preferred stocks.......................  $ 11,567   $    215   $    991 $ 10,791
Common stocks..........................     6,635        228      2,161    4,702
Fixed maturities.......................     4,461         20      1,684    2,797
                                        --------   --------   --------  --------
                                         $ 22,663   $    463   $  4,836 $ 18,290
                                        ========   ========   ========  ========
December 31, 2000
-----------------
Preferred stocks.......................  $ 15,127   $    615   $  1,525 $ 14,217
Common stocks..........................     8,423        593      3,079    5,937
Fixed maturities.......................     3,919         10        777    3,152
                                        --------   --------   --------  --------
                                         $ 27,469   $  1,218   $  5,381 $ 23,306
                                        ========   ========   ========  ========

  The gross realized gains on sales of marketable securities totaled
$2,420,000, $884,000, and $1,579,000, for 2001, 2000 and 1999, respectively.
The gross realized losses totaled $1,267,000, $750,000, and $1,051,000, for 2001, 2000 and 1999, respectively.

  The cost or amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are as follows (in thousands):

                                                              Cost or
                                                             Amortized    Fair
                                                                Cost     Value
                                                             ---------- --------
Due in 2002.................................................  $    649  $    350
Due in 2003 through 2006....................................       485       436
Due in 2007 through 2011....................................        92        92
Due in 2012 and thereafter..................................     3,235     1,919
                                                              --------  --------
                                                              $  4,461  $  2,797
                                                              ========  ========

  The expected maturities may differ from contractual maturities in the foregoing table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The components of other comprehensive earnings, including the related income tax effects, consist of the following (in thousands):

                                                        Years Ended December 31,
                                                       -------------------------
                                                        2001     2000     1999
                                                       -------  ------- --------
Change in unrealized gain (loss) on available for
 sale securities during the
 year, net of income taxes of ($481), $95 and
 ($1,251), respectively..............................  $  (722) $   143 $(1,877)
Reclassification adjustment for losses (gains)
 realized in net earnings during the
 year, net of income taxes of $397, $19 and ($10),
 respectively........................................      596       28     (15)
                                                       -------  ------- -------
Net change in unrealized gain (loss) on available for
 sale securities during the year, net of income taxes
 of ($84), $114 and ($1,261), respectively...........  $  (126) $   171 $(1,892)
                                                       =======  ======= =======

                           ARTHUR J. GALLAGHER & CO.

5. Credit Agreements

  In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured revolving credit agreement, which expires on September 10, 2003, with a group of five financial institutions. The credit agreement provides for short-term and long-term revolving credit commitments of $100,000,000 and $50,000,000, respectively. The facility provides for loans and letters of credit. Letters of credit are limited to $75,000,000 of which up to $50,000,000 may be issued under the long-term credit facility and up to $25,000,000 may be issued under the short-term credit facility in the determination of net funds available for future borrowing. The credit agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the credit agreement. In addition, the credit agreement has two borrowing options, Domestic Rate Loans, or Eurocurrency Loans, as defined in the credit agreement. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .400% for short-term and long-term revolving credit commitments. The facility fee related to this credit agreement is based on .100% of the used and unused portions of the short-term and long-term revolving credit commitments.

  As of December 31, 2001, under this credit facility, Gallagher has contingently committed to funding $45,931,000 through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments of which $21,325,000 was previously disclosed in Note 4. Also, as of December 31, 2001, there were $35,000,000 of short-term borrowings outstanding under the credit agreement. There were no borrowings under this credit agreement in 2000. Terms of the credit agreement include various covenants that require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants, in all material respects, as of December 31, 2001.

6. Capital Stock and Stockholders' Rights Plan

 Capital Stock

  The table below summarizes certain information about Gallagher's capital stock at December 31, 2001 and 2000 (in thousands, except per share data):

                                                                Par   Authorized
Class                                                          Value    Shares
-----                                                          ------ ----------
Preferred stock............................................... No par      1,000
Common stock.................................................. $ 1.00    400,000

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

                           ARTHUR J. GALLAGHER & CO.

7. Earnings Per Share

  The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
Net earnings........................................  $125,256 $ 92,955 $ 83,240
                                                      ======== ======== ========
Weighted average number of common shares
 outstanding........................................    84,795   83,558   81,678
Dilutive effect of stock options using the treasury
 stock method.......................................     5,332    5,409    3,928
                                                      -------- -------- --------
Weighted average number of common and common
 equivalent shares outstanding......................    90,127   88,967   85,606
                                                      ======== ======== ========
Net earnings per common share.......................  $   1.48 $   1.11 $   1.02
Net earnings per common and common equivalent share.      1.39     1.04      .97

  Options to purchase 231,000, 313,000 and 40,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of the dilutive effect of stock options. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective year and, therefore, would be antidilutive to earnings per share under the treasury stock method.

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

  In addition, Gallagher has a non-employee directors' stock option plan which currently authorizes 1,025,000 shares for grant, with Discretionary Options granted at the direction of the Option Committee and Retainer Options granted in lieu of the directors' annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. The excess of fair value at the date of grant over the option price for these nonqualified stock options is considered compensation and is charged against earnings ratably over the vesting period.

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

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)

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

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
Pro forma net earnings.............................. $119,024 $ 90,909 $ 81,765
Pro forma net earnings per common share.............     1.40     1.09     1.00
Pro forma net earnings per common and common
 equivalent share...................................     1.33     1.03      .96

  For purposes of the pro forma disclosures, the estimated fair values of the stock option grants are amortized to expense over the options' expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
Dividend yield.......................................     3.0%     2.5%     3.1%
Risk-free interest rate..............................     5.0%     5.1%     6.6%
Volatility...........................................    24.5%    24.6%    22.9%
Weighted average expected life (in years)............     5.3      6.0      8.0

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

                           ARTHUR J. GALLAGHER & CO.

8. Stock Option Plans--(Continued)

  The following is a summary of all of Gallagher's stock option activity and related information (in thousands, except exercise price data):

                                       Years Ended December 31,
                          -----------------------------------------------------
                                2001              2000              1999
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                          Shares   Average  Shares   Average  Shares   Average
                           Under   Exercise  Under   Exercise  Under   Exercise
                          Option    Price   Option    Price   Option    Price
                          ------   -------- ------   -------- ------   --------
Beginning balance........ 14,419   $ 10.43  15,800   $  8.05  17,844   $  7.63
Granted..................  2,842     24.95   2,642     19.98     944     12.44
Exercised................ (3,007)     9.00  (3,811)     7.22  (2,512)     6.36
Canceled.................   (137)    14.17    (212)     9.68    (476)     8.46
                          ------   ------   ------   ------   ------   ------
Ending balance........... 14,117   $ 13.63  14,419   $ 10.43  15,800   $  8.05
                          ======   ======   ======   ======   ======   ======
Exercisable at end of
 year....................  4,808             5,229             6,736
                          ======            ======            ======

  Options with respect to 5,615,000 shares were available for grant at December 31, 2001.

  Other information regarding stock options outstanding and exercisable at December 31, 2001 is summarized as follows (in thousands, except exercise price data):

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average              Average
Range of Exercise Prices    Number       Life     Exercise   Number    Exercise
------------------------  Outstanding (in years)   Price   Exercisable  Price
                          ----------- ----------- -------- ----------- --------
$  .25 - $ 7.97..........    3,546       3.18      $ 7.22     1,867     $ 7.06
  8.00 -   9.25..........    4,751       4.22        8.82     2,189       8.67
  9.31 -  26.11..........    3,639       8.14       18.11       725      15.66
 26.50 -  36.94..........    2,181       9.51       27.01        27      30.06
                            ------       ----      ------     -----     ------
$  .25 - $36.94..........   14,117       5.79      $13.63     4,808     $ 9.22
                            ======       ====      ======     =====     ======

9. Deferred Compensation

  In 2001, Gallagher implemented the Deferred Equity Participation Plan, which is a nonqualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher's Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan normally may not be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

  In June 2001, Gallagher contributed $4,000,000 to the plan through the issuance of 152,000 shares of Gallagher common stock. Gallagher accounts for the common stock issued to the plan in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." EITF 97-14 requires that the Gallagher common stock issued to the trust be valued at historical cost (fair market value at the date of grant)

                           ARTHUR J. GALLAGHER & CO.

9. Deferred Compensation--(Continued)

and the unearned deferred compensation obligation be classified as an equity instrument, with no recognition of changes in the fair value of the amount owed to the participants. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying 2001 consolidated balance sheet and is being amortized ratably over the vesting period of the participants. During 2001, $562,000 was charged to expense related to this plan.

10. Retirement Plans

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

  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in thousands):

                                                     Years Ended December 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Change in pension benefit obligation:
Pension benefit obligation at beginning of year..... $     92,792  $     80,728
Service cost........................................        9,108         7,754
Interest cost.......................................        6,316         6,002
Net actuarial (gain) loss...........................       (7,711)          (82)
Benefits paid.......................................       (1,718)       (1,610)
                                                     ------------  ------------
Pension benefit obligation at end of year...........       98,787        92,792
                                                     ------------  ------------
Change in plan assets:
Fair value of plan assets at beginning of year......       66,137        63,148
Actual return on plan assets........................       (3,481)       (1,742)
Company contributions...............................        5,293         6,341
Benefits paid.......................................       (1,718)       (1,610)
                                                     ------------  ------------
Fair value of plan assets at end of year............       66,231        66,137
                                                     ------------  ------------
Funded status of the plan (underfunded).............      (32,556)      (26,655)
Unrecognized net actuarial gain.....................       (3,069)       (5,162)
Unrecognized prior service cost.....................          772           882
Unrecognized transition obligation..................          275           331
                                                     ------------  ------------
Accrued pension benefit cost........................ $    (34,578) $    (30,604)
                                                     ============  ============

                           ARTHUR J. GALLAGHER & CO.

10. Retirement Plans--(Continued)

  The components of the net periodic pension benefit cost for the plan consists of the following (in thousands):

                                                       Years Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
Service cost--benefits earned during the year........ $ 9,108  $ 7,754  $ 7,058
Interest cost on benefit obligation..................   6,316    6,002    5,176
Expected return on plan assets.......................  (5,911)  (5,935)  (4,897)
Recognized net actuarial gain........................    (412)    (495)    (199)
Amortization of prior service cost...................     110      110      110
Amortization of transition obligation................      56       56       56
Other................................................      26       26       26
                                                      -------  -------  -------
Net periodic pension benefit cost.................... $ 9,293  $ 7,518  $ 7,330
                                                      =======  =======  =======

  The following assumptions were used in determining the plan's pension benefit obligation for 2001, 2000 and 1999:

Discount rate........................................................      7.5%
Rate of increase in future compensation levels.......................      6.5%
Expected long-term rate of return on assets..........................      9.0%

  Gallagher has a qualified contributory savings and thrift (401(k)) plan covering the majority of its employees. Gallagher's matching contributions (up to a maximum of 2% of eligible compensation) are at the discretion of Gallagher's Board of Directors and may not exceed the maximum amount deductible for federal income tax purposes. Gallagher contributed $4,605,000, $4,638,000 and $4,165,000 in 2001, 2000 and 1999, respectively. Effective January 1, 1999, Gallagher implemented a nonqualified deferred compensation plan for certain employees, who due to Internal Revenue Service rules, cannot take full advantage of the Gallagher matching contributions under the savings and thrift plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement. Gallagher's matching contributions to this plan are also at the discretion of Gallagher's Board of Directors. Gallagher contributed $471,000, $316,000 and $236,000 to the plan in 2001, 2000 and 1999, respectively. The fair value of the plan's assets as of December 31, 2001 and 2000, including employee contributions and investment earnings thereon, was $12,461,000 and $7,365,000, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheets.

  Gallagher also has a foreign defined contribution plan which provides for basic contributions by Gallagher and voluntary contributions by employees resident in the United Kingdom which are matched 100% by Gallagher, up to a maximum of 5% of eligible compensation. Net expense for foreign retirement plans amounted to $2,879,000 in 2001, $2,465,000 in 2000 and $2,253,000 in
1999.

11. Postretirement Benefits Other Than Pensions

  In 1992, Gallagher amended its health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually and is funded on a pay-as-you-go basis.

                           ARTHUR J. GALLAGHER & CO.

11. Postretirement Benefits Other Than Pensions--(Continued)


  A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in thousands):

                                                     Years Ended December 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Change in postretirement benefit obligation:
Postretirement benefit obligation at beginning of
 year.............................................. $      6,852  $      7,883
Service cost.......................................          --            --
Interest cost......................................          493           491
Net actuarial gain.................................         (280)       (1,238)
Benefits paid......................................         (204)         (284)
                                                    ------------  ------------
Postretirement benefit obligation at end of year...        6,861         6,852
Fair value of plan assets at beginning and end of
 year..............................................          --            --
                                                    ------------  ------------
Funded status of the plan (underfunded)............       (6,861)       (6,852)
Unrecognized net actuarial gain....................       (5,306)       (5,357)
Unrecognized prior service cost....................          --            --
Unrecognized transition obligation.................        5,628         6,140
                                                    ------------  ------------
Accrued postretirement benefit cost................ $     (6,539) $     (6,069)
                                                    ============  ============

  The components of the net periodic postretirement benefit cost include the following (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Service cost--benefits earned during the year....... $   --   $   --   $   --
Interest cost on benefit obligation.................     493      491      563
Amortization of transition obligation...............     512      512      512
Amortization of net actuarial gain..................    (331)    (325)    (253)
                                                     -------  -------  -------
Net periodic postretirement benefit cost............ $   674  $   678  $   822
                                                     =======  =======  =======

  The discount rate used to measure the postretirement benefit obligation was 7.5% at December 31, 2001, 2000 and 1999. The transition obligation is being amortized over a 20 year period. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. This rate was assumed to gradually scale down to 4.5% for 2009 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported and disclosed herein. A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                       One Percentage Point
                                                      -----------------------
                                                      Increase    (Decrease)
                                                      ----------  -----------
Effect on the net periodic postretirement benefit
 cost in 2001........................................ $       54   $      (45)
Effect on the postretirement benefit obligation at
 December 31, 2001...................................        748         (647)

12. Commitments and Contingencies

  Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher's consolidated financial position or operating results.

                           ARTHUR J. GALLAGHER & CO.

12. Commitments and Contingencies--(Continued)

  Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

  Minimum aggregate rental commitments at December 31, 2001 under noncancelable operating leases having an initial term of more than one year are as follows (in thousands):

                                                                        Total
                                                                       --------
2002.................................................................. $ 41,533
2003..................................................................   33,738
2004..................................................................   27,159
2005..................................................................   22,212
2006..................................................................   14,750
Subsequent years......................................................   45,905
                                                                       --------
                                                                       $185,297
                                                                       ========

  Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $53,575,000 in 2001, $46,243,000 in 2000 and $41,198,000 in 1999.

  As of December 31, 2001, Gallagher had funding commitments of $15,600,000 related to several of its venture capital equity investments.

13. Income Taxes

  Significant components of earnings before income taxes and the provision for income taxes are as follows (in thousands):

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Earnings before income taxes:
 Domestic........................................ $133,414  $125,874  $122,050
 Foreign, principally United Kingdom, Australia
  and Bermuda....................................    8,439     7,865     4,974
                                                  --------  --------  --------
                                                  $141,853  $133,739  $127,024
                                                  ========  ========  ========
Provision for income taxes:
 Federal:
  Current........................................ $ 87,599  $ 67,774  $ 39,338
  Deferred.......................................  (73,552)  (33,305)   (1,935)
                                                  --------  --------  --------
                                                    14,047    34,469    37,403
                                                  --------  --------  --------
 State and local:
  Current........................................   11,636     6,685     6,281
  Deferred.......................................  (10,507)   (4,683)     (316)
                                                  --------  --------  --------
                                                     1,129     2,002     5,965
                                                  --------  --------  --------
 Foreign:
  Current........................................    1,518     4,787     1,196
  Deferred.......................................      (97)     (474)     (780)
                                                  --------  --------  --------
                                                     1,421     4,313       416
                                                  --------  --------  --------
Total provision for income taxes................. $ 16,597  $ 40,784  $ 43,784
                                                  ========  ========  ========

                           ARTHUR J. GALLAGHER & CO.

13. Income Taxes--(Continued)

  A reconciliation of the provision for income taxes with the United States federal income tax rate is as follows (in thousands):

                                       Years Ended December 31,
                            ---------------------------------------------------
                                 2001              2000             1999
                            ----------------  ---------------- ----------------
                                       % of              % of             % of
                                      Pretax            Pretax           Pretax
                             Amount   Income   Amount   Income  Amount   Income
                            --------  ------  --------  ------ --------  ------
Federal statutory rate....  $ 49,649   35.0   $ 46,809   35.0  $ 44,458   35.0
State income taxes--net of
 federal benefit .........       890    0.6      2,102    1.6     4,179    3.3
Pre-acquisition earnings
 of pooled companies taxed
 to previous owners.......      (699)  (0.5)      (293)  (0.2)     (200)  (0.1)
Foreign taxes.............    (1,561)  (1.1)     1,570    1.2      (712)  (0.6)
Affordable housing and
 alternative energy tax
 credits, net of
 amortization expense.....   (35,304) (24.9)   (11,879)  (8.9)   (4,990)  (3.9)
Other--net................     3,622    2.6      2,475    1.8     1,049    0.8
                            --------  -----   --------   ----  --------   ----
Provision for income
 taxes....................  $ 16,597   11.7   $ 40,784   30.5  $ 43,784   34.5
                            ========  =====   ========   ====  ========   ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gallagher's deferred tax liabilities and assets are as follows (in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
Deferred tax assets:
 Accrued and unfunded compensation and employee benefits...... $ 41,885 $ 29,326
 Accrued liabilities..........................................   11,044   12,395
 Alternative minimum tax (AMT) credit carryforward............   42,724   11,949
 Investment-related partnerships..............................   43,656    7,926
 Unrealized investment loss...................................    1,749    1,665
 Other........................................................    4,526    4,402
                                                               -------- --------
  Total deferred tax assets...................................  145,584   67,663
  Valuation allowance for deferred tax assets.................      --       --
                                                               -------- --------
  Deferred tax assets.........................................  145,584   67,663
Deferred tax liabilities......................................    3,587    3,479
                                                               -------- --------
Net deferred tax assets....................................... $141,997 $ 64,184
                                                               ======== ========

  At December 31, 2001 and 2000, $46,321,000 and $19,839,000, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheets. AMT credits have an indefinite life and Gallagher expects to fully utilize the amounts carried forward. During the period from 1994 to 1996, Gallagher provided for United States federal income taxes on the undistributed earnings of its foreign subsidiaries. Due to changes in the United States federal income tax laws effective in 1997, Gallagher no longer provides for United States federal income taxes on the undistributed earnings ($32,000,000 at December 31, 2001) of certain foreign subsidiaries which are considered permanently invested outside of the United States. The amount of unrecognized deferred tax liability on these undistributed earnings is $6,000,000 at December 31, 2001.

                           ARTHUR J. GALLAGHER & CO.

14. Quarterly Operating Results (unaudited)

  Quarterly operating results for 2001 and 2000 were as follows (in thousands, except per share data):

                                              1st      2nd      3rd      4th
                                            -------- -------- -------- --------
2001
----
Total revenues............................. $211,694 $211,096 $233,297 $253,956
Earnings before income taxes...............   34,073   28,772   42,019   36,989
Net earnings...............................   27,083   23,197   41,903   33,073
Net earnings per common share..............      .32      .27      .49      .39
Net earnings per common and common
 equivalent share..........................      .30      .26      .47      .36

2000
----
Total revenues............................. $182,480 $182,844 $209,119 $220,830
Earnings before income taxes...............   30,134   26,221   45,642   31,742
Net earnings...............................   19,115   17,159   32,063   24,618
Net earnings per common share..............      .23      .21      .38      .29
Net earnings per common and common
 equivalent share..........................      .22      .19      .36      .27

15. Segment Information

  Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' funding of risk. This segment also provides consulting services, for fee compensation, related to clients' risk financing programs. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management services for Gallagher's brokerage clients or clients of other brokers. Financial Services is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. It manages the invested assets of Gallagher in order to maximize the return to the company. Corporate consists primarily of unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments.

                           ARTHUR J. GALLAGHER & CO.

15. Segment Information--(Continued)


  Allocations of investment income and certain expenses are based on assumptions and estimates, and reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Financial information relating to Gallagher's operating segments for 2001, 2000 and 1999 is as follows (in thousands):

                               Insurance     Risk
                               Brokerage  Management Financial
                               Services    Services  Services  Corporate    Total
                               ---------  ---------- --------- ---------  ----------
Year Ended December 31, 2001
----------------------------
Revenues:
  Commissions................. $533,360    $  1,090  $    --   $    --    $  534,450
  Fees........................   62,342     262,522       --        --       324,864
  Investment income and other.   12,626       1,084    37,294      (275)      50,729
                               --------    --------  --------  --------   ----------
    Total revenues............ $608,328    $264,696  $ 37,294  $   (275)  $  910,043
                               ========    ========  ========  ========   ==========
Earnings (loss) before income
 taxes........................ $116,498    $ 35,314  $  5,513  $(15,472)  $  141,853
Provision for income taxes....      --          --        --     16,597       16,597
                               --------    --------  --------  --------   ----------
    Net earnings (loss)....... $116,498    $ 35,314  $  5,513  $(32,069)  $  125,256
                               ========    ========  ========  ========   ==========
Income (loss) from equity
 investments.................. $    785    $    --   $  2,987  $   (275)  $    3,497
Depreciation and amortization
 expense......................   12,068       7,367       --        607       20,042
Interest expense..............      199         150       204       683        1,236
Net foreign exchange gain
 (loss).......................     (451)        (32)      --        (13)        (496)
                               ------------------------------------------------------
Revenues:
  United States............... $560,429    $242,403  $ 35,263  $   (275)  $  837,820
  Foreign, principally United
   Kingdom, Australia and
   Bermuda....................   47,899      22,293     2,031       --        72,223
                               --------    --------  --------  --------   ----------
    Total revenues............ $608,328    $264,696  $ 37,294  $   (275)  $  910,043
                               ========    ========  ========  ========   ==========

At December 31, 2001
--------------------
Identifiable assets:
  United States............... $603,215    $ 47,203  $256,459  $170,942   $1,077,819
  Foreign, principally United
   Kingdom, Australia and
   Bermuda....................  374,174      16,481     3,349       --       394,004
                               --------    --------  --------  --------   ----------
    Total identifiable assets. $977,389    $ 63,684  $259,808  $170,942   $1,471,823
                               ========    ========  ========  ========   ==========
  Identifiable assets related
   to equity investments...... $  1,690    $    --   $ 61,560  $ 13,186   $   76,436

                           ARTHUR J. GALLAGHER & CO.

15. Segment Information--(Continued)

                               Insurance     Risk
                               Brokerage  Management  Financial
                               Services    Services   Services  Corporate    Total
                               ---------  ----------  --------- ---------  ----------
Year Ended December 31, 2000
----------------------------
Revenues:
  Commissions................  $469,040   $   1,204   $     --  $     --   $  470,244
  Fees.......................    51,678     229,557         --        --      281,235
  Investment income and
   other.....................    18,227       1,534      24,130       (97)     43,794
                               --------   ---------   --------- ---------  ----------
    Total revenues...........  $538,945   $ 232,295   $  24,130 $     (97) $  795,273
                               ========   =========   ========= =========  ==========
Earnings (loss) before income
 taxes.......................  $100,265   $  33,216   $  12,997 $ (12,739) $  133,739
Provision for income taxes...       --          --          --     40,784      40,784
                               --------   ---------   --------- ---------  ----------
    Net earnings (loss)......  $100,265   $  33,216   $  12,997 $ (53,523) $   92,955
                               ========   =========   ========= =========  ==========
Income from equity
 investments.................  $    777   $     --    $     354 $     (97) $    1,034
Depreciation and amortization
 expense.....................    12,318       5,913         --        380      18,611
Interest expense.............       517         174         212       309       1,212
Net foreign exchange gain
 (loss)......................      (290)         20         --        (23)       (293)
                               ------------------------------------------------------
Revenues:
  United States..............  $498,400   $ 210,384   $  23,505 $     (97) $  732,192
  Foreign, principally United
   Kingdom, Australia and
   Bermuda...................    40,545      21,911         625       --       63,081
                               --------   ---------   --------- ---------  ----------
    Total revenues...........  $538,945   $ 232,295   $  24,130 $     (97) $  795,273
                               ========   =========   ========= =========  ==========
At December 31, 2000
--------------------
Identifiable assets:
  United States..............  $502,112   $  47,919   $ 213,640 $  96,696  $  860,367
  Foreign, principally United
   Kingdom, Australia and
   Bermuda...................   254,938      13,744       6,439       --      275,121
                               --------   ---------   --------- ---------  ----------
    Total identifiable assets. $757,050   $  61,663   $ 220,079 $  96,696  $1,135,488
                               ========   =========   ========= =========  ==========
  Identifiable assets related
   to equity investments.....  $  2,079   $     --    $  44,044 $  13,461  $   59,584
Year Ended December 31, 1999
----------------------------
Revenues:
  Commissions................  $437,706   $     --    $     --  $     --   $  437,706
  Fees.......................    43,026     192,853         --        --      235,879
  Investment income and
   other.....................    19,412         769      19,764       --       39,945
                               --------   ---------   --------- ---------  ----------
    Total revenues...........  $500,144   $ 193,622   $  19,764 $     --   $  713,530
                               ========   =========   ========= =========  ==========
Earnings (loss) before income
 taxes.......................  $ 97,377   $  23,188   $  13,529 $  (7,070) $  127,024
Provision for income taxes...       --          --          --     43,784      43,784
                               --------   ---------   --------- ---------  ----------
    Net earnings (loss)......  $ 97,377   $  23,188   $  13,529 $ (50,854) $   83,240
                               ========   =========   ========= =========  ==========
Income (loss) from equity
 investments.................  $    746   $     --    $   1,312 $     --   $    2,058
Depreciation and amortization
 expense.....................    11,990       4,553         --      1,133      17,676
Interest expense.............       980         159         226       683       2,048
Net foreign exchange gain
 (loss)......................       (83)        (37)        --         28         (92)
                               ------------------------------------------------------
Revenues:
  United States..............  $466,940   $ 179,678   $  17,955 $     --   $  664,573
  Foreign, principally United
   Kingdom, Australia and
   Bermuda...................    33,204      13,944       1,809       --       48,957
                               --------   ---------   --------- ---------  ----------
    Total revenues...........  $500,144   $ 193,622   $  19,764 $     --   $  713,530
                               ========   =========   ========= =========  ==========
At December 31, 1999
--------------------
Identifiable assets:
  United States..............  $455,175   $  36,498   $ 231,652 $  51,698  $  775,023
  Foreign, principally United
   Kingdom, Australia and
   Bermuda...................   199,046      10,466       6,073       --      215,585
                               --------   ---------   --------- ---------  ----------
    Total identifiable assets. $654,221   $  46,964   $ 237,725 $  51,698  $  990,608
                               ========   =========   ========= =========  ==========
  Identifiable assets related
   to equity investments.....  $    907   $     --    $  37,438 $     --   $   38,345

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

Itasca, Illinois
January 23, 2002

                                          /s/ J. Patrick Gallagher, Jr.
                                          -------------------------------------
                                          J. Patrick Gallagher, Jr.
                                          President and Chief Executive
                                           Officer

                                          /s/ Michael J. Cloherty
                                          -------------------------------------
                                          Michael J. Cloherty
                                          Executive Vice President and
                                          Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Arthur J. Gallagher & Co.

  We have audited the accompanying consolidated balance sheets of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Gallagher's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP
                                          -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
January 23, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors and nominees for directors of Gallagher is included under the caption entitled "Election of Directors" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

  Information regarding executive compensation of Gallagher's directors and executive officers is included in the 2002 Proxy Statement under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled "Principal Holders of Securities" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   Information regarding transactions between Gallagher and Mr. James J. Braniff III and Mr. Michael J. Cloherty is included under the caption entitled "Summary Compensation Table" in the 2002 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Consolidated Financial Statements of Arthur J. Gallagher & Co. consisting of:

      (a) Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2001.

      (b) Consolidated Balance Sheets as of December 31, 2001 and 2000.

      (c) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

      (d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001.

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

    3. Exhibits:

          3.1    Restated Certificate of Incorporation of Gallagher
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).
          3.1.1  Certificate of Amendment of Restated Certificate of
                 Incorporation of Arthur J. Gallagher & Co., Amended as of May
                 18, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).
          3.1.2  Certificate of Amendment of Restated Certificate of
                 Incorporation of Arthur J. Gallagher & Co., Amended as of May
                 23, 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).
          3.2 By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                 No. 33-10447).
          3.3    Rights Agreement between Gallagher and Bank of America
                 Illinois (formerly Continental Illinois National Bank and
                 Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher's Form 8-A Registration
                 Statement filed May 12, 1987, File No. 0-13480).
          3.4 Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois
                 National Bank and Trust Company of Chicago), Harris Trust and
                 Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form S-8 Registration
                 Statement No. 33-38031).
          3.5 Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly
                 Report for the quarterly period ended June 30, 1996, File No.
                 1-9761).
          4.1 Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights
                 Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).
       **10.25   Arthur J. Gallagher & Co. United Kingdom Incentive Stock
                 Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form
                 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.26   Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan,
                 Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                 Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.27   Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan,
                 Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q
                 Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).
       **10.27.1 Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988
                 Nonqualified Stock Option Plan, Amended as of January 20, 2000
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).
       **10.28   Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock
                 Option Plan, Amended and restated as of January 22, 1998
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

       **10.28.1 Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989
                 Non-Employee Directors' Stock Option Plan, Amended as of
                 January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).
         10.5    Lease Agreement between Arthur J. Gallagher & Co. and Itasca
                 Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for
                 1989, File No. 1-9761).
         10.7    Letter dated December 31, 1983 from Arthur J. Gallagher & Co.
                 to Bank of America Illinois (formerly Continental Illinois
                 National Bank and Trust Company of Chicago) regarding Common
                 Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                 No. 2-89195).
         10.71   Amendment to Exhibit No. 10.7 dated September 11, 1985
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1985, File No.
                 0-13480).

         10.8    Credit Agreement Dated as of September 11, 2000 Among Arthur
                 J. Gallagher & Co., AJG Financial Services, Inc., The Banks
                 Party Thereto, Harris Trust and Savings Bank, as Agent and
                 Lead Arranger, Citibank, N.A., as Co-Lead Arranger and
                 Syndication Agent, and Bank of America, N.A. as Co-Lead
                 Arranger and Documentation Agent (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly
                 Report for the quarterly period ended September 30, 2000, File
                 No. 1-9761).

         10.8.1  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                 First Amendment to Credit Agreement Dated as of November 10,
                 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000, File No. 1-9761).


         10.8.2  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                 Second Amendment to Credit Agreement Dated as of May 31, 2001
                 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

         10.8.3  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                 Third Amendment to Credit Agreement Dated as of September 7,
                 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001, File No. 1-9761).

         10.8.4  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                 Fourth Amendment to Credit Agreement Dated as of November 7,
                 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001, File No. 1-9761).

        *10.8.5  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                 Fifth Amendment to Credit Agreement Dated as of February 21,
                 2002.

       **10.10   Board of Directors' Resolution from meeting on January 26,
                 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement
                 No. 2-89195).
       **10.11 Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher's Proxy Statement dated April 10,
                 1987 for its Annual Meeting of Stockholders, File No. 0-
                 13480).

       **10.14  Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for
                1998, File No. 1-9761).
       **10.15  Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 1999, File No. 1-9761).
       **10.16  Arthur J. Gallagher & Co. Deferred Equity Participation Plan
                and Deferred Equity Trust Agreement dated March 22, 2001
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).
       **10.17  Executive Bonus Agreement dated June 2, 2000 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000,
                File No. 1-9761).
       **10.18  Promissory Note dated March 15, 2001 in the principal amount of
                $2,382,900 from Michael J. Cloherty, payable to Gallagher
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).
       **10.19  Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000,
                File No. 1-9761).
       **10.20  Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to
                Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-
                9761).
       **10.21  Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher
                (incorporated by reference to the same exhibit number to
                Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).
        *21.0   Subsidiaries of Gallagher, including state or other
                jurisdiction of incorporation or organization and the names under which each does business.
        *23.1   Consent of Ernst & Young LLP, independent auditors.
        *24.0   Powers of Attorney.

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

  (b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2002.

                                          Arthur J. Gallagher & Co.

                                             /s/ J. Patrick Gallagher, Jr.
                                          By___________________________________
                                                 J. Patrick Gallagher, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 22nd day of March, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

                   Name                                        Title
                   ----                                        -----
          *Robert E. Gallagher              Chairman and Director
___________________________________________
            Robert E. Gallagher
     /s/ J. Patrick Gallagher, Jr.          President and Director (Chief Executive
___________________________________________   Officer)
         J. Patrick Gallagher, Jr.
        /s/ Michael J. Cloherty             Executive Vice President and Director
___________________________________________   (Chief Financial Officer)
            Michael J. Cloherty
          /s/ Richard C. Cary               Controller (Chief Accounting Officer)
___________________________________________
              Richard C. Cary
          *James J. Braniff III             Director
___________________________________________
           James J. Braniff III
           *T. Kimball Brooker              Director
___________________________________________
            T. Kimball Brooker
            *Gary P. Coughlan               Director
___________________________________________
             Gary P. Coughlan
          *James W. Durkin, Jr.             Director
___________________________________________
           James W. Durkin, Jr.
             *Ilene S. Gordon               Director
___________________________________________
              Ilene S. Gordon
          *David E. McGurn, Jr.             Director
___________________________________________
           David E. McGurn, Jr.
           *Richard J. McKenna              Director
___________________________________________
            Richard J. McKenna
               *Robert Ripp                 Director
___________________________________________
                Robert Ripp
             *James R. Wimmer               Director
___________________________________________
              James R. Wimmer

       /s/ John C. Rosengren
*By: ________________________________
   John C. Rosengren, Attorney-in-
                 Fact

                                                                     SCHEDULE II

                           ARTHUR J. GALLAGHER & CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance  Additions
                                         at      Charged                Balance
                                      Beginning    to                   at End
                                       of Year  Earnings  Adjustments   of Year
                                      --------- --------- -----------   -------
                                                  (in thousands)
Year ended December 31, 2001
  Allowance for doubtful accounts....  $3,132    $1,657     $(3,059)(1) $1,730
  Allowance for estimated policy
   cancellations.....................   2,000       500         --       2,500
  Accumulated amortization of
   goodwill..........................   5,836     2,624      (1,331)(2)  7,129
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   4,089       881      (3,369)(3)  1,601
Year ended December 31, 2000
  Allowance for doubtful accounts....  $1,531    $4,456     $(2,855)(1) $3,132
  Allowance for estimated policy
   cancellations.....................     --      2,000         --       2,000
  Accumulated amortization of
   goodwill..........................   5,588     2,363      (2,115)(2)  5,836
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   3,118     1,283        (312)(3)  4,089
Year ended December 31, 1999
  Allowance for doubtful accounts....  $2,151    $   36     $  (656)(1) $1,531
  Allowance for estimated policy
   cancellations.....................     --        --          --         --
  Accumulated amortization of
   goodwill..........................   4,895     1,545        (852)(2)  5,588
  Accumulated amortization of non-
   compete agreements and expiration
   lists.............................   1,135     2,014         (31)(3)  3,118

--------
(1) Bad debt write-offs net of recoveries.
(2) Elimination of fully amortized goodwill and intangible asset/amortization reclassifications.
(3) Elimination of fully amortized non-compete agreements and expiration lists and intangible asset/amortization reclassifications.