Form 10-Q
period 2002-03-31
GALLAGHER ARTHUR J & CO
filed 2002-05-14
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or
                                                         --------------

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to __________________

Commission File Number 1-9761

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of March 31, 2002 was 86,087,701

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                                              Page No.
Part I.   Financial Information:

          Item 1.   Financial Statements (Unaudited):

                    Consolidated Statements of Earnings for the three-month
                       periods ended March 31, 2002 and 2001 ...............................      3

                    Consolidated Balance Sheets at March 31, 2002 and
                       December 31, 2001 ...................................................      4

                    Consolidated Statements of Cash Flows for the three-month
                       periods ended March 31, 2002 and 2001 ...............................      5

                    Notes to Consolidated Financial Statements .............................   6-11

          Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ...........................................  12-18

Part II.  Other Information:

          Item 2.   Changes in Securities ..................................................     19

          Item 6.   Exhibits and Reports on Form 8-K .......................................     19

          Signatures .......................................................................     20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                      Three-month period ended March 31,
                                                                          2002                   2001
                                                                    ---------------         --------------
                                                                    (in thousands, except per share data)
Operating Results
Revenues:
   Commissions                                                      $       143,216         $      121,610
   Fees                                                                      89,762                 76,437
   Investment income and other:
        Investment income                                                     3,601                  6,092
        Income from equity investments,
            installment sales and partnerships                                5,925                  3,151
        Income from real estate ventures                                      3,476                  6,551
        Other income                                                          3,182                  2,811
                                                                    ---------------         --------------
            Total investment income and other                                16,184                 18,605
                                                                    ---------------         --------------
                 Total revenues                                             249,162                216,652

Expenses:
   Salaries and employee benefits                                           126,322                110,923
   Other operating expenses                                                  63,767                 60,227
   Expenses of real estate ventures                                           1,810                  2,520
   Partnership investment expenses                                            1,718                  3,246
   Depreciation and amortization                                              6,740                  5,663
                                                                    ---------------         --------------
                 Total expenses                                             200,357                182,579
                                                                    ---------------         --------------

Earnings before income taxes                                                 48,805                 34,073
Provision for income taxes                                                   15,130                  6,990
                                                                    ---------------         --------------
            Net earnings                                            $        33,675         $       27,083
                                                                    ===============         ==============

Net earnings per common share                                       $           .39         $          .32
Net earnings per common and common equivalent share                             .37                    .30

Dividends declared per common share                                             .15                    .13

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      March 31,          December 31,
                                                                        2002                 2001
                                                                     -----------         -----------
                                                                              (in thousands)
                        ASSETS
Current assets:
    Cash and cash equivalents                                        $   103,197         $    98,530
    Restricted cash                                                      246,829             209,509
    Premiums and fees receivable                                       1,088,795           1,117,238
    Investment strategies - trading                                       53,446              52,588
    Other                                                                 84,724              85,142
                                                                     -----------         -----------
        Total current assets                                           1,576,991           1,563,007

Marketable securities - available for sale                                16,579              18,290
Deferred income taxes                                                     99,367              99,263
Other noncurrent assets                                                  217,822             216,196

Fixed assets                                                             292,298             283,807
Accumulated depreciation and amortization                               (103,290)           (100,562)
                                                                     -----------         -----------
        Net fixed assets                                                 189,008             183,245

Intangible assets - net                                                   72,845              65,341
                                                                     -----------         -----------
                                                                     $ 2,172,612         $ 2,145,342
                                                                     ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Premiums payable to insurance and reinsurance companies          $ 1,352,045         $ 1,366,516
    Accrued salaries and bonuses                                          60,995              56,572
    Accounts payable and other accrued liabilities                       114,208             111,618
    Unearned fees                                                         17,419              16,527
    Income taxes payable                                                  17,430              33,746
    Borrowings on line of credit facilities                               57,050              38,552
    Other                                                                  8,936              11,273
                                                                     -----------         -----------
        Total current liabilities                                      1,628,083           1,634,804

Long-term debt                                                            99,683              99,850
Other noncurrent liabilities                                              40,272              39,075

Stockholders' equity:
    Common stock - issued and outstanding 86,088 shares in
        2002 and 85,111 shares in 2001                                    86,088              85,111
    Capital in excess of par value                                        33,996               8,768
    Retained earnings                                                    304,623             283,796
    Unearned deferred compensation                                        (7,381)             (3,438)
    Unearned restricted stock                                             (9,972)                  -
    Accumulated other comprehensive earnings (loss)                       (2,780)             (2,624)
                                                                     -----------         -----------
        Total stockholders' equity                                       404,574             371,613
                                                                     -----------         -----------
                                                                     $ 2,172,612         $ 2,145,342
                                                                     ===========         ===========

                See notes to consolidated financial statements.

                           ARTHUR J. GALLAGHER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Three-month period ended March 31,
                                                                                                2002                2001
                                                                                           -------------        -------------
                                                                                                     (in thousands)
Cash flows from operating activities:
     Net earnings                                                                           $     33,675         $     27,083
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Net gain on investments and other                                                          (543)                (521)
         Gain on sales of operations                                                              (2,500)              (2,375)
         Depreciation and amortization                                                             6,740                5,663
         (Increase) decrease in restricted cash                                                  (37,320)                 790
         Decrease in premiums receivable                                                          32,807               30,241
         Decrease in premiums payable                                                            (14,471)             (14,754)
         (Increase) decrease in trading investments - net                                            (26)               3,775
         Decrease in other current assets                                                            418                2,802
         Increase (decrease) in accrued salaries and bonuses                                       4,510              (18,491)
         Increase (decrease) in accounts payable and other accrued liabilities                       707               (3,353)
         Decrease in income taxes payable                                                        (16,316)              (1,862)
         Tax benefit from issuance of common stock                                                 3,907                4,471
         Net change in deferred income taxes                                                           6               (1,350)
         Other                                                                                      (271)             (15,293)
                                                                                           -------------        -------------
             Net cash provided by operating activities                                            11,323               16,826
                                                                                           -------------        -------------

Cash flows from investing activities:
     Purchases of marketable securities                                                           (3,499)              (4,469)
     Proceeds from sales of marketable securities                                                  3,346                4,781
     Proceeds from maturities of marketable securities                                             1,319                   11
     Net additions to fixed assets                                                               (11,243)              (6,624)
     Cash paid for acquisitions, net of cash acquired                                             (3,641)                   -
     Proceeds from sales of operations                                                             2,500                2,700
     Other                                                                                        (6,570)             (11,694)
                                                                                           -------------        -------------
             Net cash used by investing activities                                               (17,788)             (15,295)
                                                                                           -------------        -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                        3,865                4,258
     Repurchases of common stock                                                                       -              (12,836)
     Dividends paid                                                                              (11,064)              (9,148)
     Borrowings on line of credit facilities                                                     151,498                2,200
     Repayments on line of credit facilities                                                    (133,000)              (2,200)
     Repayments of long term debt                                                                   (167)                (103)
     Equity transactions of pooled companies prior to dates of acquisition                             -               (4,446)
                                                                                           -------------        -------------
             Net cash provided (used) by financing activities                                     11,132              (22,275)
                                                                                           -------------        -------------
Net increase (decrease) in cash and cash equivalents                                               4,667              (20,744)
Cash and cash equivalents at beginning of period                                                  98,530              149,387
                                                                                           -------------        -------------
Cash and cash equivalents at end of period                                                  $    103,197         $    128,643
                                                                                           =============        =============

Supplemental disclosures of cash flow information:
     Interest paid                                                                          $      2,230         $      2,351
     Income taxes paid                                                                            26,418                2,063

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

     The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001, except for the conforming reclassifications discussed in Note 3, and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's 2001 Annual Report on Form 10-K.

2.   Effect of New Pronouncements

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 were effective for any business combination accounted for by the purchase method that was completed after June 30, 2001.

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to periodic review for impairment (at least annually or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 initially only applied to goodwill and intangible assets related to business combinations accounted for by the purchase method that were completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangible assets were amortized during the transition period (June 30 to December 31, 2001). Effective January 1, 2002, Gallagher adopted the remaining provisions of SFAS 142 with respect to pre-existing goodwill and intangible assets, the effect of which was not material to Gallagher's consolidated operating results or financial position.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

2.   Effect of New Pronouncements (Continued)

     In performing the impairment reviews, Statement No. 142 requires Gallagher to compare the fair value of a reporting unit with its carrying amount on an annual basis to determine if there is impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. While Gallagher is still in the process of performing the initial goodwill impairment review by reporting unit as of January 1, 2002, it is management's preliminary assessment that a goodwill impairment charge will not be recorded as of the date of adoption.

3.   Reclassifications of Previously Reported Financial Statements

     During the three-month period ended March 31, 2002, Gallagher undertook a review of how it was accounting for all of its partially owned entities. Given the current environment regarding ownership/control relationships with respect to partially owned entities, Gallagher determined that it would be appropriate to consolidate three operations that were previously accounted for using the equity method of accounting. In addition, prior to 2002, the premiums and claims receivable and payable relating to a reinsurance intermediary subsidiary of Gallagher were reported on a net basis in Gallagher's consolidated balance sheets with the gross amounts disclosed in the notes to the consolidated financial statements. During 2002, Gallagher determined that it would be appropriate to include these amounts on a gross basis in its consolidated balance sheets in order to conform to a more common industry practice. Reclassifications have been made to the previously reported financial statements in order to conform them to the current year presentation. These reclassifications had no impact on the previously reported net earnings or stockholders' equity. The following summarizes the reclassifications that were made to the 2001 consolidated financial statements (in thousands, except per share data):

     Three-month period ended          As Previously               Amounts
     March 31, 2001                       Reported               Reclassified        As Reclassified
     --------------                       --------               ------------        ---------------
     Total revenue                      $  211,694              $    4,958              $  216,652
     Total expenses                        177,621                   4,958                 182,579
     Earnings before income taxes           34,073                      --                  34,073
     Net earnings                           27,083                      --                  27,083
     Net earnings per common share             .32                      --                     .32
     Net earnings per common and
      common equivalent share                  .30                      --                     .30


     December 31, 2001
     -----------------
     Premiums and fees receivable       $  555,276              $  561,962              $1,117,238
     Net fixed assets                       51,246                 131,999                 183,245
     Total assets                        1,471,823                 673,519               2,145,342
     Premiums payable to insurance and
      reinsurance companies                805,595                 560,921               1,366,516
     Long-term debt                             --                  99,850                  99,850
     Total stockholders' equity            371,613                      --                 371,613

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

4.   Business Combinations

     During the three-month period ended March 31, 2002, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations (in thousands):

                                  Common        Common                                                   Total
     Name and Date of             Shares         Share        Cash      Contingent       Escrow        Purchase
       Acquisitions               Issued         Value        Paid        Payable       Deposited       Price
---------------------------      --------      --------      ------     ----------      ---------      --------
Life Plans Unlimited, Inc.
    February 28, 2002                 127      $  3,987      $    -     $        -      $     443      $  4,430
Tom Sherwin Insurance
  Agency, Inc.
    February 28, 2002                   -             -         720            600             80         1,400
                                 --------      --------      ------     ----------      ---------      --------
                                      127      $  3,987      $  720     $      600      $     523      $  5,830
                                 ========      ========      ======     ==========      =========      ========

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

     These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill and expiration lists of the Insurance Brokerage Services segment. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists, related to these acquisitions, will be amortized on a straight-line basis over an estimated useful life of 10 years. Gallagher's consolidated financial statements for the three-month period ended March 31, 2002 include the operations of these companies from the date of their respective acquisitions. The historical operating results of these purchase acquisitions for the three-month periods ended March 31, 2002 and 2001 were not material to Gallagher's consolidated statements of earnings.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

5.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                                                             Three-month period
                                                                                               ended March 31,
                                                                                           2002              2001
                                                                                        ---------         ---------
     Net earnings                                                                       $  33,675         $  27,083
                                                                                        =========         =========

     Weighted average number of common shares outstanding                                  85,405            84,713
     Dilutive effect of stock options using the treasury stock method                       5,190             5,378
                                                                                        ---------         ---------
     Weighted average number of common and common equivalent
         shares outstanding                                                                90,595            90,091
                                                                                        =========         =========

     Net earnings per common share                                                      $     .39         $     .32
     Net earnings per common and common equivalent share                                      .37               .30

     Options to purchase 83,000 and 144,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

6.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                                                             Three-month period
                                                                                               ended March 31,
                                                                                           2002              2001
                                                                                        ---------         ---------
     Net earnings                                                                       $  33,675         $  27,083
     Net change in unrealized gain (loss) on available for sale
        securities, net of income taxes of $(104) and $748, respectively                     (156)            1,122
                                                                                        ---------         ---------
     Comprehensive earnings                                                             $  33,519         $  28,205
                                                                                        =========         =========

     Accumulated other comprehensive earnings (loss) at beginning of period             $  (2,624)        $  (2,498)
     Net change in unrealized gain (loss) on available for sale
        securities, net of income taxes                                                      (156)            1,122
                                                                                        ---------         ---------
     Accumulated other comprehensive earnings (loss) at end of period                   $  (2,780)        $  (1,376)
                                                                                        =========         =========

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

7.   Restricted Stock Awards

     In 2001, Gallagher adopted an incentive compensation plan for several of its key executives and management personnel. The compensation under this plan is determined by a formula applied to the pretax profitability of certain operating divisions and may include an equity award as part of such incentive compensation.

     Effective on March 31, 2002, Gallagher contributed $8.9 million to the plan through the issuance of 274,000 shares of Gallagher common stock. Also, effective on March 31, 2002, Gallagher granted a restricted stock award of 32,000 shares of Gallagher common stock to its Chief Executive Officer, with an aggregate value of $1.1 million. All of the 2002 restricted stock awards vest over a three year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders' equity which will be ratably charged to expense over the vesting period of the participants. During the three-month period ended March 31, 2002, no amounts were charged to expense related to these awards.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

8.   Quarterly Operating Results

     Quarterly operating results for 2001 were reclassified to conform to the current year presentation, which had no impact on previously reported net earnings. The reclassified results were as follows (in thousands, except per share data):

                                                                        1st              2nd             3rd             4th
                                                                     ---------        ---------       ----------      ----------
     Revenues:
        Commissions                                                  $ 121,610        $ 125,963       $  136,653      $  154,797
        Fees                                                            76,437           77,554           84,422          86,451
        Investment income and other:
            Investment income                                            6,092            7,098            4,350           3,881
            Income from equity investments,
               installment sales and partnerships                        3,151              685            6,806           9,110
            Income from real estate ventures                             6,551            1,855            1,975           1,734
            Other income                                                 2,811              792            1,458             752
                                                                     ---------        ---------       ----------      ----------
               Total investment income and other                        18,605           10,430           14,589          15,477
                                                                     ---------        ---------       ----------      ----------
                  Total revenues                                       216,652          213,947          235,664         256,725
     Expenses:
        Salaries and employee benefits                                 110,923          111,001          115,139         141,500
        Other operating expenses                                        60,227           59,943           63,530          68,007
        Expenses of real estate ventures                                 2,520            1,348            1,320           1,452
        Partnership investment expenses                                  3,246            7,466            8,259           2,108
        Depreciation and amortization                                    5,663            5,417            5,397           6,669
                                                                     ---------        ---------       ----------      ----------
                  Total expenses                                       182,579          185,175          193,645         219,736
                                                                     ---------        ---------       ----------      ----------
     Earnings before income taxes                                       34,073           28,772           42,019          36,989
     Provision for income taxes                                          6,990            5,575              116           3,916
                                                                     ---------        ---------       ----------      ----------
        Net earnings                                                 $  27,083        $  23,197       $   41,903      $   33,073
                                                                     =========        =========       ==========      ==========

     Net earnings per common share                                   $     .32        $     .27       $      .49      $      .39
     Net earnings per common and common
        equivalent share
                                                                           .30              .26              .47             .36

Item 2.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The destruction and devastation of those events have resulted in the largest insurance loss in America's history and have reshaped the insurance marketplace more rapidly than expected. Along with this historic loss, larger than anticipated loss experience across all risks, stock market declines, lower interest rates and diminished risk capacity have led to unprecedented premium rate increases. Higher premium rates are referred to as a "hard market" and generally result in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher's operating results, and since September 11th, the premium rates charged by insurance companies have soared having a positive impact on Gallagher's 2002 operating results in spite of some insurance companies' efforts to reduce commission rates during the upturn in premium pricing. Although, management believes this hard market will continue for the foreseeable future, the longevity of the hard market and its future effect on Gallagher's business is difficult to predict.

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

During the first quarter of 2002, Gallagher acquired two companies which were accounted for as purchases. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For information concerning business combinations, see Note 4 to the Consolidated Financial Statements.

Commission revenues increased by 18% to $143.2 million in the first quarter of 2002 over the respective period in 2001. This increase is due principally to new business of approximately $28.5 million and renewal rate increases partially offset by lost business of $18.1 million and a reduction in revenue from national insurance revenue-sharing programs.

Fee revenues increased by 17% or $13.3 million to $89.8 million in the first quarter of 2002 over the respective period in 2001. This increase, generated primarily by the Risk Management Services segment, resulted from new business production of approximately $14.4 million, renewal rate increases and favorable retention rates on existing business partially offset by lost business of $7.4 million.

Investment income, primarily interest on cash and restricted funds, was down $2.5 million or 41% from the same period in 2001 due primarily to lower interest income as a result of declining short term interest rates and lower returns on invested funds managed by external fund managers. Rates of return on interest bearing accounts and certificates are down in excess of 60% on a quarter-over-quarter basis putting considerable pressure on short term interest returns.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

In the first quarter of 2002, income from equity investments, installment sales and partnerships increased 88% to $5.9 million over the same period in 2001 due primarily to installment gains recognized in 2002 from sales of a portion of its interests in two limited partnerships that operate synthetic fuel facilities which were completed in the third and fourth quarters of 2001. Gallagher will continue to recognize additional installment gains over time through 2007 based on qualified fuel production generated by these facilities. Production at these facilities, which ultimately determines the amount of the gains realized, did not meet full expectations in the first quarter of 2002 due to the unusually mild winter and a short term shut down of production as the facilities were moved to more permanent sites to accommodate the ultimate purchaser.

Income from real estate ventures represents revenue related to Gallagher's consolidation of its investments in two real estate partnerships. These real estate partnerships represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. In the first quarter of 2002, income from real estate ventures decreased 47% to $3.5 million primarily due to a one-time gain of $3.0 million generated from the sale of land by the Florida real estate partnership that was reported in the first quarter of 2001.

Other income consists primarily of gains on the sales of books of business. In the first quarter of 2002, Gallagher recognized a $2.5 million gain on the sale of a book of business compared to a $2.4 million gain that was recorded on the sale of a book of business in 2001.

Salaries and employee benefits increased by $15.4 million or 14% to $126.3 million in the first quarter of 2002. This increase was higher than usual and reflects a 13% increase in employee headcount in the period from March 31, 2001 to March 31, 2002, salary increases and associated employee benefit costs. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed, to an ongoing initiative to hire additional production personnel to generate future revenue growth, and to employees associated with the acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first quarter of 2002.

Other operating expenses increased from $60.2 million to $63.8 million or 6% in the first quarter of 2002 over the first quarter of 2001 due primarily to an increase in business insurance costs and commissions paid to sub-brokers. For the first quarter of 2002, expenses of real estate ventures decreased $700,000 or 28% to $1.8 million from the same period in 2001 due to a decrease in minority interest expense associated with the two investments in real estate partnerships previously discussed.

Partnership investment expenses represent Gallagher's portion of the ongoing expenses associated with the operations of the synthetic fuel facilities. In the first quarter of 2002, these expenses decreased $1.5 million or 47% to $1.7 million from the same period in 2001 due to the two sales of interests in limited partnerships that operate synthetic fuel facilities discussed above.

Depreciation and amortization increased 19% to $6.7 million in the first three months of 2002 over the same period in 2001 due primarily to amortization expense associated with acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first quarter of 2002.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

The effective income tax rate was 31% for the first quarter of 2002 and 21% for the first quarter of 2001. These rates are net of the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are partially offset by state and foreign taxes. The increase in the effective income tax rate in 2002 over the prior year is due to a reduction in the tax credits earned in 2002. This decrease in the amount of tax credits earned was due to the two sales of interests in limited partnerships that operate synthetic fuel facilities.

Net earnings per common and common equivalent share for the first quarter of 2002 were $.37 compared to $.30 in 2001, a 23% increase. This increase is primarily due to the previously discussed revenue growth in 2002 which was partially offset by increased expenses and by an increase in the effective income tax rate in 2002.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                Insurance
                                Brokerage   Risk Management      Financial
                                 Services      Services          Services        Corporate          Total
                               -----------  ----------------    -----------     -----------       ---------
Three-month period ended
------------------------
March 31, 2002
--------------
Total revenues                 $  164,566     $   70,059        $   12,544      $    1,993        $  249,162
Earnings (loss) before
    income taxes                   31,730         11,947             6,590          (1,462)           48,805
March 31, 2001
--------------
Total revenues                    136,399         65,760            12,553           1,940           216,652
Earnings (loss) before
    income taxes                   22,016          9,448             3,965          (1,356)           34,073

Total Identifiable Assets at
----------------------------
March 31, 2002                  1,520,960         72,327           292,351         286,974         2,172,612

March 31, 2001                  1,075,620         60,366           272,821         194,144         1,602,951

Insurance Brokerage Services

The Insurance Brokerage Services segment encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' management of risk. This segment also provides consulting, for fee compensation, related to clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale brokerage operations.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Insurance Brokerage Services (Continued)

Total revenues for this segment in the three-month period ended March 31, 2002 increased 21% to $164.6 million over the same period in 2001. This increase is due principally to new business of approximately $28.5 million and renewal rate increases partially offset by lost business of $18.1 million and a reduction in revenue from national insurance revenue-sharing programs. Earnings before income taxes for this segment in the three-month period ended March 31, 2002 increased 44% to $31.7 million over the same period in 2001. This increase is due primarily to the new business production and rate increases mentioned above.

Risk Management Services

The Risk Management Services segment includes Gallagher's third party administration, loss control and risk management consulting, workers' compensation investigations and insurance property appraisal operations. Third party administration is principally claims management programs for Gallagher's clients or clients of other brokers.

Total revenues for this segment in the three-month period ended March 31, 2002 increased 7% to $70.1 million over the respective period in 2001 due primarily to new business production of approximately $14.4 million, renewal rate increases and favorable retention rates on existing business partially offset by lost business of $7.4 million. Earnings before income taxes for this segment in the first quarter of 2002 increased over the first quarter of 2001 by 26% to $11.9 million. This increase is due primarily to the earnings leverage created by the increased revenues discussed above.

Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are managed in this segment in order to maximize the return to the company.

In the first quarter of 2002, revenues for this segment were $12.5 million, which were flat to the prior year. Revenue in 2002 for this segment includes installment gains from sales of interests in two limited partnerships that operate synthetic fuel facilities that were completed in the third and fourth quarters of 2001. However, the increase in income generated by these installment gains was substantially offset by the $3.1 million decrease in income from real estate ventures during the first quarter of 2002 and a reduction in income generated from Gallagher's unconsolidated equity portfolio. As previously discussed, the decrease in income from real estate ventures was primarily due to a one-time gain of $3.0 million generated from the sale of land by the Florida real estate partnership that was reported in the first quarter of 2001. Earnings before income taxes for this segment increased $2.6 million or 66% to $6.6 million in the first quarter of 2002. This increase is due primarily to a reduction in ongoing expenses related to the operations of synthetic fuel facilities.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Corporate

The Corporate segment consists of the operating results of the real estate limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations, unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating entities. Only revenues not attributable to one of the three operating segments are recorded in the Corporate segment. All costs are generated in the United States.

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher's investment portfolio has been primarily generated from the excess cash provided by its operations. Cash generated from operating activities was $11.3 million and $16.8 million for the three months ended March 31, 2002 and 2001, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from period to period. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the future.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured Revolving Credit Agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letter of credits are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. The Revolving Credit Agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the credit agreement. In addition, the credit agreement has two borrowing options, Domestic Rate Loans and Eurocurrency Loans, as defined in the credit agreement. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .400% for short-term and long-term revolving credit commitments. The facility fee related to this credit agreement is based on .100% of the used and unused portions of the short-term and long-term revolving credit commitments.

As of March 31, 2002, under the long-term credit facility, Gallagher has contingently committed to funding $47.3 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. Also, as of March 31, 2002, there were $50.0 million of borrowings outstanding under the Revolving Credit Agreement. Accordingly, Gallagher had $52.7 million available for future borrowing. In 2002, Gallagher borrowed $148.0 million and repaid $133.0 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activities. Terms of the Revolving Credit Agreement include various

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

covenants that require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants as of March 31, 2002. As of March 31, 2002, there were $7.1 million of borrowings on a line of credit facility and $99.7 million of long term debt outstanding related to Gallagher's investments in the two real estate partnerships previously discussed. These borrowing were used by the two real estate partnerships for their own operating and finance investment activities. Borrowings under these facilities are not available to Gallagher and as such have not been included in determining Gallagher's overall liquidity. Based on the ownership structure of these two investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit and financial guarantees. There have been no material changes in Gallagher's exposure to losses for these investments since December 31, 2001. For additional information, see Note 4 to the Consolidated Financial Statements included in Gallagher's 2001 Annual Report on Form 10-K. In the event that these limited partnerships were to default on their debt obligations and Gallagher's net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher's consolidated financial position or operating results.

Through the first three months of 2002, Gallagher paid $11.1 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On April 15, 2002, Gallagher paid a first quarter dividend of $.15 per share to shareholders of record as of March 29, 2002, a 15% increase over the first quarter dividend per share in 2001.

Net capital expenditures were $11.2 million and $6.6 million for each of the three-month periods ended March 31, 2002 and 2001, respectively. These amounts include net capital expenditures related to Gallagher's investments in the two real estate partnerships previously discussed. In the first quarter of 2002, the Florida real estate partnership made net capital expenditures of $3.4 million related to its land development project. In 2002, exclusive of the net capital expenditures related to the two real estate partnerships, Gallagher expects to make total expenditures for capital improvements of approximately $25.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2002. Under the plan, Gallagher repurchased 470,000 shares at a cost of $12.8 million in the first three months of 2001, while there were no repurchases made in the first three months of 2002. Repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase approximately 2.3 million additional shares through June 30, 2002. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

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

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 2.       Changes in Securities

              Effective March 31, 2002, Gallagher contributed $8.9 million to an incentive plan through the issuance of 274,000 shares of Gallagher common stock. Also, effective on March 31, 2002, Gallagher granted a restricted stock award of 32,000 shares of Gallagher common stock to its Chief Executive Officer, with an aggregate value of $1.1 million. These 2002 restricted stock awards vest over a three year period at the rate of 33 1/3% per year beginning on March 31, 2003.

              Effective March 21, 2002, Gallagher contributed $4.0 million to the Deferred Equity Participation Plan through the issuance of 122,000 shares of Gallagher common stock. Distributions under the plan normally may not be made until the participant retires after reaching age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

              Exemption from registration is provided under Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

Item 6.       Exhibits and Reports on Form 8-K

       a.     Exhibit   10.8.6   -  Arthur J. Gallagher & Co. and AJG Financial
                                    Services, Inc. Sixth Amendment to Credit
                                    Agreement Dated as of April 23, 2002.

              Exhibit   10.22    -  Arthur J. Gallagher & Co. Brokerage Services
                                    Division Management Bonus Plan Amended and
                                    Restated as of March 21, 2002.

       b.     Reports on Form 8-K.  No Reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                            ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2002.

                                  ARTHUR J. GALLAGHER & CO.



                                  /s/ Michael J. Cloherty
                                  ----------------------------------------------
                                             Michael J. Cloherty
                                          Executive Vice President
                                           Chief Financial Officer

                                  /s/ Richard C. Cary
                                  ----------------------------------------------
                                               Richard C. Cary
                                                 Controller
                                          Chief Accounting Officer