Form 10-Q
period 2002-06-30
GALLAGHER ARTHUR J & CO
filed 2002-08-14
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of June 30, 2002 was 88,333,342.

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                                          Page No.
Part I.   Financial Information:

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Statements of Earnings for the three-month and
                      six-month periods ended June 30, 2002 and 2001 ....................      3

                   Consolidated Balance Sheets at June 30, 2002 and
                      December 31, 2001 .................................................      4

                   Consolidated Statements of Cash Flows for the six-month
                      periods ended June 30, 2002 and 2001 ..............................      5

                   Notes to Consolidated Financial Statements ...........................   6-13

          Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .........................................  14-23

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk ............     23

Part II.  Other Information:

          Item 4.  Submission of Matters to a Vote of Security Holders ..................     24

          Item 6.  Exhibits and Reports on Form 8-K .....................................     24

          Signatures ....................................................................     25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                     Three-month period     Six-month period
                                                       ended June 30,         ended June 30,
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                       (in thousands, except per share data)
Operating Results

Revenues:
     Commissions                                     $156,840   $125,963   $300,056   $247,573
     Fees                                              91,804     77,554    181,566    153,991
     Investment income and other:
          Investment income                             2,544      7,098      6,145     13,190
           Income from equity investments,
                installment sales and partnerships     11,439        685     17,364      3,836
           Gain on sale of portion of minority
                interest in investment                 11,848          -     11,848          -
           Income from real estate ventures             1,781      1,855      5,257      8,406
           Other income                                   835        792      4,017      3,603
                                                     --------   --------   --------   --------
     Total investment income and other                 28,447     10,430     44,631     29,035
                                                     --------   --------   --------   --------
           Total revenues                             277,091    213,947    526,253    430,599
                                                     --------   --------   --------   --------
Expenses:
     Salaries and employee benefits                   145,333    111,001    271,655    221,924
     Other operating expenses                          72,004     59,943    135,771    120,170
     Expenses of real estate ventures                   1,472      1,348      3,282      3,868
     Partnership investment expenses                    1,361      7,466      3,079     10,712
     Depreciation and amortization                      8,389      5,417     15,129     11,080
                                                     --------   --------   --------   --------
           Total expenses                             228,559    185,175    428,916    367,754
                                                     --------   --------   --------   --------

Earnings before income taxes                           48,532     28,772     97,337     62,845

Provision for income taxes                             14,071      5,575     29,201     12,565
                                                     --------   --------   --------   --------
     Net earnings                                    $ 34,461   $ 23,197   $ 68,136   $ 50,280
                                                     ========   ========   ========   ========

Net earnings per common share                        $    .39   $    .27   $    .79   $    .59
Net earnings per common and
     common equivalent share
                                                          .37        .26        .74        .56

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               June 30,     December 31,
                                                                2002            2001
                                                             -----------    -----------
                                                                   (in thousands)
                           ASSETS
Current assets:
   Cash and cash equivalents                                 $   110,589    $    98,530
   Restricted cash                                               226,949        209,509
   Premiums and fees receivable                                1,255,450      1,117,238
   Investment strategies - trading                                53,622         52,588
   Other                                                          99,276         85,142
                                                             -----------    -----------
     Total current assets                                      1,745,886      1,563,007

Marketable securities - available for sale                        15,078         18,290
Deferred income taxes                                             99,785         99,263
Other noncurrent assets                                          239,513        216,196
Fixed assets                                                     355,362        283,807
Accumulated depreciation and amortization                       (114,137)      (100,562)
                                                             -----------    -----------
     Net fixed assets                                            241,225        183,245

Intangible assets - net                                          107,042         65,341
                                                             -----------    -----------
                                                             $ 2,448,529    $ 2,145,342
                                                             ===========    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Premiums payable to insurance and reinsurance companies   $ 1,536,247    $ 1,366,516
   Accrued salaries and bonuses                                   34,809         56,572
   Accounts payable and other accrued liabilities                112,498        111,618
   Unearned fees                                                  19,633         16,527
   Income taxes payable                                              900         33,746
   Borrowings on line of credit facilities                        77,237         38,552
   Other                                                           5,911         11,273
                                                             -----------    -----------
     Total current liabilities                                 1,787,235      1,634,804

Long-term debt                                                   135,457         99,850
Other noncurrent liabilities                                      43,069         39,075

Stockholders' equity:
   Common stock - issued and outstanding 88,333 shares in
     2002 and 85,111 shares in 2001                               88,333         85,111
   Capital in excess of par value                                 88,306          8,768
   Retained earnings                                             325,833        283,796
   Unearned deferred compensation                                 (7,102)        (3,438)
   Unearned restricted stock                                      (9,195)             -
   Accumulated other comprehensive earnings (loss)                (3,407)        (2,624)
                                                             -----------    -----------
     Total stockholders' equity                                  482,768        371,613
                                                             -----------    -----------
                                                             $ 2,448,529    $ 2,145,342
                                                             ===========    ===========

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six-month period ended June 30,
                                                                                          2002                2001
                                                                                       -----------        ------------
                                                                                               (in thousands)
Cash flows from operating activities:
     Net earnings                                                                      $  68,136           $  50,280
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Net gain on investments and other                                              (11,785)             (2,716)
          Gain on sales of operations                                                     (2,500)             (2,375)
          Depreciation and amortization                                                   15,129              11,080
          Increase in restricted cash                                                    (17,440)            (20,442)
          Increase in premiums receivable                                               (129,939)           (110,070)
          Increase in premiums payable                                                   158,853             115,741
          (Increase) decrease in trading investments - net                                   (71)              3,680
          Increase in other current assets                                               (13,332)            (10,646)
          Decrease in accrued salaries and bonuses                                       (20,773)            (15,288)
          (Decrease) increase in accounts payable and other accrued liabilities           (3,481)              3,483
          Decrease in income taxes payable                                               (32,978)             (9,224)
          Tax benefit from issuance of common stock                                       16,712               7,304
          Net change in deferred income taxes                                                162                (583)
          Other                                                                          (15,915)              3,807
                                                                                       ---------           ---------
              Net cash provided by operating activities                                   10,778              24,031
                                                                                       ---------           ---------
Cash flows from investing activities:
     Purchases of marketable securities                                                   (9,129)             (9,009)
     Proceeds from sales of marketable securities                                          8,578              15,603
     Proceeds from maturities of marketable securities                                     1,442                  76
     Net additions to fixed assets                                                       (21,937)            (12,889)
     Cash paid for acquisitions, net of cash acquired                                     (1,020)             (4,340)
     Proceeds from sales of operations                                                     2,500               2,700
     Other                                                                                (4,526)            (16,395)
                                                                                       ---------           ---------
              Net cash used by investing activities                                      (24,092)            (24,254)
                                                                                       ---------           ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                               13,198               6,735
     Repurchases of common stock                                                               -             (25,110)
     Dividends paid                                                                      (23,913)            (19,637)
     Borrowings on line of credit facilities                                             218,593              85,700
     Repayments on line of credit facilities                                            (182,000)            (77,200)
     Repayments of long-term debt                                                           (505)               (260)
     Equity transactions of pooled companies prior to dates of acquisition                     -             (12,559)
                                                                                       ---------           ---------
              Net cash provided (used) by financing activities                            25,373             (42,331)
                                                                                       ---------           ---------
Net increase (decrease) in cash and cash equivalents                                      12,059             (42,554)
Cash and cash equivalents at beginning of period                                          98,530             149,387
                                                                                       ---------           ---------
Cash and cash equivalents at end of period                                             $ 110,589           $ 106,833
                                                                                       =========           =========
Supplemental disclosures of cash flow information:
     Interest paid                                                                     $   5,480           $   5,307
     Income taxes paid                                                                    56,248              11,776

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Nature of Operations and Basis of Presentation

     Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty market or human resource/employee benefit market. Investment income and other is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has more than 250 offices in seven countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

     The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001, except for the conforming reclassifications discussed in Note 3, and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to periodic review for impairment (at least annually or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 initially only applied to goodwill and intangible assets related to business combinations accounted for by the purchase method that were completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Because of the different transition dates for goodwill and intangible assets acquired before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangible assets were amortized during the transition period (June 30 to December 31, 2001). Effective January 1, 2002, Gallagher adopted the remaining provisions of SFAS 142 with respect to pre-existing goodwill and intangible assets, the effect of which was not material to Gallagher's consolidated operating results or financial position.

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

3.   Reclassifications of Previously Reported Financial Statements

     During the first quarter of 2002, Gallagher undertook a review of how it was accounting for all of its partially owned entities. Given the current environment regarding ownership/control relationships with respect to partially owned entities, Gallagher determined that it would be appropriate to consolidate three operations that were previously accounted for using the equity method of accounting. In addition, prior to 2002, the premiums and claims receivable and payable relating to a reinsurance intermediary subsidiary of Gallagher were reported on a net basis in Gallagher's consolidated balance sheets with the gross amounts disclosed in the notes to the consolidated financial statements. During 2002, Gallagher determined that it would be appropriate to include these amounts on a gross basis in its consolidated balance sheets in order to conform to a more common industry practice. Reclassifications have been made to the previously reported financial statements in order to conform them to the current year presentation. These reclassifications had no impact on the previously reported net earnings or stockholders' equity. The following summarizes the reclassifications that were made to the 2001 consolidated financial statements (in thousands, except per share data):

     Three-month period ended            As Previously         Amounts
     June 30, 2001                          Reported         Reclassified       As Reclassfied
     --------------------------------  ------------------  ----------------   -----------------
     Total revenues                        $   211,096        $    2,851         $   213,947
     Total expenses                            182,324             2,851             185,175
     Earnings before income taxes               28,772                 -              28,772
     Net earnings                               23,197                 -              23,197
     Net earnings per common share                 .27                 -                 .27
     Net earnings per common and
         common equivalent share                   .26                 -                 .26

     Six-month period ended
     June 30, 2001
     --------------------------------
     Total revenues                        $   422,790        $    7,809         $   430,599
     Total expenses                            359,945             7,809             367,754
     Earnings before income taxes               62,845                 -              62,845
     Net earnings                               50,280                 -              50,280
     Net earnings per common share                 .59                 -                 .59
     Net earnings per common and
         common equivalent share                   .56                 -                 .56

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

3.   Reclassifications of Previously Reported Financial Statements (Continued)

                                              As Previously            Amounts
     December 31, 2001                          Reported             Reclassified        As Reclassfied
     ------------------------------------   -------------------    ------------------   -----------------
     Premiums and fees receivable              $   555,276            $   561,962         $  1,117,238
     Net fixed assets                               51,246                131,999              183,245
     Total assets                                1,471,823                673,519            2,145,342
     Premiums payable to insurance and
        reinsurance companies                      805,595                560,921            1,366,516
     Long-term debt                                      -                 99,850               99,850
     Total stockholders' equity                    371,613                      -              371,613

4.   Business Combinations

     During the six-month period ended June 30, 2002, Gallagher acquired substantially all of the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations (in thousands):

                                     Common     Common                          Recorded
        Name and Date of             Shares     Share     Cash       Escrow     Purchase    Contingent
           Acquisitions              Issued     Value     Paid     Deposited     Price       Payable
     ----------------------------   --------  ---------  -------  ------------ ----------  ------------
     Life Plans Unlimited, Inc.
         February 28, 2002             127     $ 3,987   $    -     $    443    $  4,430    $   3,000
     Tom Sherwin Insurance
        Agency
         February 28, 2002               -           -      720           80         800          600
     NiiS/APEX Group
     Holdings, Inc.
         April 1, 2002                 643      18,968        -        2,108      21,076        2,000
     Cornwall & Stevens
        Co., Inc
         April 30, 2002                  -           -    1,800          200       2,000            -
     Manning & Smith
        Insurance, Inc.
         May 31, 2002                  274       8,664        -          992       9,656        7,500
     Roberts & Roberts
        Insurance Agency, Inc.
         May 31, 2002                   87       2,773        -          308       3,081        1,700
     MountainView Software
        Corporation
         May 31, 2002                   15         491        -           55         546        1,100
                                    --------   --------  --------   ----------  ----------  ----------
                                     1,146     $34,883   $2,520     $  4,186    $ 41,589    $  15,900
                                    ========   ========  ========   ==========  ==========  ==========

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

4.   Business Combinations (Continued)

     Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of purchase price adjustment provisions are recorded as downward adjustments to intangible assets when the escrows are settled. The contingent payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid per the purchase agreements. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective date of acquisition. Future payments made under these arrangements will be recorded as upward adjustments to intangible assets when the contingencies are settled.

     These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill and expiration lists in the amounts of $19,535,000 and $19,534,000, respectively. With the exception of the intangible assets related to the MountainView Software acquisition, which were allocated to the Risk Management Services segment, all of the goodwill and expiration lists were allocated to the Insurance Brokerage Services segment. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists related to these acquisitions will be amortized on a straight-line basis over an estimated useful life of 10 years.

     Gallagher's consolidated financial statements for the three and six-month periods ended June 30, 2002 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited proforma historical results, as if these purchase acquisitions had been acquired at January 1, 2002 and 2001, respectively (in thousands, except per share data):

                                     Three-month period ended       Six-month period ended
                                             June 30,                         June 30,
                                       2002           2001            2002           2001
                                   -------------  -------------    ----------    -----------
Total revenues                         $ 278,992      $ 222,134     $ 535,479      $ 446,774
Net earnings                              34,605         24,112        69,051         51,993
Net earnings per common share                .39            .28           .79            .61
Net earnings per common and
    common equivalent share                  .37            .27           .75            .57

     The unaudited proforma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred as of January 1, 2002 and 2001, respectively, nor is it necessarily indicative of future operating results.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

5.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                        Three-month period ended  Six-month period ended
                                                                June 30,                  June 30,
                                                           2002         2001         2002         2001
                                                         --------     ---------    ---------    ---------
     Net earnings                                        $ 34,461     $  23,197    $  68,136    $  50,280
                                                         ========     =========    =========    =========
     Weighted average number of
       common shares outstanding                           87,445        84,618       86,425       84,666
     Dilutive effect of stock options using
       the treasury stock method                            4,921         5,138        5,057        5,257
                                                         --------     ---------    ---------    ---------
     Weighted average number of common
       and common equivalent shares outstanding            92,366        89,756       91,482       89,923
                                                         ========     =========    =========    =========
     Net earnings per common share                       $    .39     $     .27    $     .79    $     .59
     Net earnings per common and
       common equivalent share                                .37           .26          .74          .56

     Options to purchase 95,000 and 295,000 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. Options to purchase 88,000 and 220,000 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month period then ended. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective periods and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

6.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                   Three-month period ended     Six-month period ended
                                                           June 30,                     June 30,
                                                      2002         2001           2002           2001
                                                  ---------     ---------      ---------      ---------
Net earnings                                      $  34,461     $  23,197      $  68,136      $  50,280
Net change in unrealized gain (loss)
     on available for sale securities, net
     of income taxes of ($418), ($322),
     ($522) and $426, respectively                     (627)         (483)          (783)           639
                                                  ---------     ---------      ---------      ---------
Comprehensive earnings                            $  33,834     $  22,714      $  67,353      $  50,919
                                                  =========     =========      =========      =========

Accumulated other comprehensive
     earnings (loss) at beginning of period       $  (2,780)    $  (1,376)     $  (2,624)     $  (2,498)
Net change in unrealized gain (loss)
     on available for sale securities, net
     of income taxes                                   (627)         (483)          (783)           639
                                                  ---------     ---------      ---------      ---------
Accumulated other comprehensive
     earnings (loss) at end of period             $  (3,407)    $  (1,859)     $  (3,407)     $  (1,859)
                                                  =========     =========      =========      =========

7.   Deferred Compensation

     In 2001, Gallagher implemented the Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher's Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

     Effective on March 31, 2002, Gallagher contributed $4.0 million to the plan through the issuance of 122,000 shares of Gallagher common stock. In June 2001, Gallagher contributed $4.0 million to the plan through the issuance of 152,000 shares of Gallagher common stock. Gallagher accounts for the common stock issued to the plan in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." EITF 97-14 requires that the Gallagher common stock issued to the trust be valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation be classified as an equity instrument, with no recognition of changes in the fair value of the amount owed to the participants. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying 2002 and 2001 consolidated balance sheets and is being amortized ratably over the vesting period of the participants. During the three and six-month periods ended June 30, 2002, $279,000 and $366,000, respectively, were charged to expense related to this plan. During the three-month and six-month periods ended June 30, 2001, $187,000 was charged to expense related to this plan.

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

     Effective on March 31, 2002, Gallagher contributed 274,000 shares of Gallagher common stock to the plan, with an aggregate value of $8.9 million as of that date. Also, effective on March 31, 2002, Gallagher granted, to its Chief Executive Officer, a restricted stock award of 32,000 shares of Gallagher common stock with an aggregate value of $1.1 million at the time of grant. All of the 2002 restricted stock awards vest over a three year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders' equity which will be ratably charged to expense over the vesting period of the participants. During the three-month and six-month periods ended June 30, 2002, $836,000 was charged to expense related to these awards.

9.   Commitments And Contingencies

     Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. For minimum aggregate rental commitments as of December 31, 2001, see Note 12 to the Consolidated Financial Statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001. As of June 30, 2002, Gallagher had funding commitments of $14.1 million related to several of its venture capital equity investments.

     Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher's consolidated financial position or operating results. A subsidiary of Gallagher is party to a lawsuit relating to its investment in the synthetic fuel industry which, if determined adversely to the subsidiary on substantially all claims and for a substantial amount of the damages asserted, could have a material adverse effect on Gallagher. However, Gallagher believes that the plaintiff's claims lack merit. The subsidiary is vigorously defending such claims and has asserted counterclaims against the plaintiff.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

10.  Quarterly Operating Results

     Quarterly operating results for 2001 were reclassified to conform to the current year presentation, which had no impact on previously reported net earnings. The reclassified results were as follows (in thousands, except per share data):

                                                               1st          2nd            3rd           4th
                                                            --------      --------       --------      --------
Revenues:
     Commissions                                            $121,610      $125,963       $136,653      $154,797
     Fees                                                     76,437        77,554         84,422        86,451
     Investment income and other:
         Investment income                                     6,092         7,098          4,350         3,881
         Income from equity investments,
             installment sales and partnerships                3,151           685          6,806         9,110
         Gain on sale of portion of minority
             interest in investment                                -             -              -             -
         Income from real estate ventures                      6,551         1,855          1,975         1,734
         Other income                                          2,811           792          1,458           752
                                                            --------      --------       --------      --------
             Total investment income and other                18,605        10,430         14,589        15,477
                                                            --------      --------       --------      --------
                Total revenues                               216,652       213,947        235,664       256,725
                                                            --------      --------       --------      --------
Expenses:
     Salaries and employee benefits                          110,923       111,001        115,139       141,500
     Other operating expenses                                 60,227        59,943         63,530        68,007
     Expenses of real estate ventures                          2,520         1,348          1,320         1,452
     Partnership investment expenses                           3,246         7,466          8,259         2,108
     Depreciation and amortization                             5,663         5,417          5,397         6,669
                                                            --------      --------       --------      --------
                Total expenses                               182,579       185,175        193,645       219,736
                                                            --------      --------       --------      --------
Earnings before income taxes                                  34,073        28,772         42,019        36,989
Provision for income taxes                                     6,990         5,575            116         3,916
                                                            --------      --------       --------      --------
     Net earnings                                           $ 27,083      $ 23,197       $ 41,903      $ 33,073
                                                            ========      ========       ========      ========

Net earnings per common share                               $    .32      $    .27       $    .49      $    .39
Net earnings per common and common
     equivalent share
                                                                 .30           .26            .47           .36

Item 2.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The destruction and devastation of those events have resulted in the largest insurance loss in America's history and have reshaped the insurance marketplace more rapidly than expected. Along with this historic insurance loss, larger than anticipated loss experience across all risks, stock market declines, lower interest rates and diminished risk capacity have led to unprecedented premium rate increases. Higher premium rates are referred to as a "hard market" and generally result in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher's operating results, and since September 11/th/, the premium rates charged by insurance companies have increased significantly having a positive impact on Gallagher's 2002 operating results in spite of some insurance companies' efforts to reduce commission rates during the upturn in premium pricing. Although management believes this hard market will continue into 2003, the longevity of the hard market and its future effect on Gallagher's business is difficult to predict.

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

During the six-month period ended June 30, 2002, Gallagher acquired seven companies which were accounted for as purchases. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For information concerning business combinations, see Note 4 to the Consolidated Financial Statements.

Commission revenues increased by 25% to $156.8 million in the second quarter of 2002 and by 21% to $300.1 million in the first half of 2002 over the respective periods in 2001. These increases are due principally to new business production of $37.9 million in the second quarter of 2002 and $66.4 million in the first six months of 2002, and to renewal increases from increased premiums partially offset by lost business.

Fee revenues increased by 18% or $14.3 million to $91.8 million in the second quarter of 2002 and by 18% or $27.6 million to $181.6 million in the first six months of 2002 over the respective periods in 2001. These increases reflect new business production of approximately $15.6 million in the second quarter of 2002 and $30.0 million in the first six months of 2002, and renewal rate increases partially offset by lost business.

In the second quarter and first six months of 2002, investment income, primarily interest on cash and restricted funds, was down $4.6 million or 64% and $7.0 million or 53%, respectively, from the same periods in 2001 due primarily to lower interest income as a result of declining short term interest rates and lower returns on invested funds managed by external fund managers. Rates of return on interest bearing accounts and certificates are down approximately 60% on a year-over-year basis putting considerable pressure on short-term interest returns.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

In the second quarter of 2002, income from equity investments, installment sales and partnerships increased $10.8 million to $11.4 million over the same period in 2001. In the first six months of 2002, equity investments, installment sales and partnerships increased $13.5 million to $17.4 million over the first six months of 2001. These increases are due primarily to installment gains recognized in 2002 from sales, completed in the third and fourth quarters of 2001, of a portion of its interests in two limited partnerships that operate synthetic fuel facilities. Gallagher will continue to recognize additional installment gains over time through 2007 based on qualified fuel production generated by these facilities. Production at these facilities, which ultimately determines the amount of the gains realized, met expectations in the second quarter of 2002. However, total production for the first six months of 2002 did not meet full expectations due to the unusually mild winter and a short-term shut down of production in the first quarter of 2002 as the facilities were moved to permanent sites to accommodate the ultimate synfuel purchaser.

The $11.8 million gain on the sale of a portion of a minority interest in an investment relates to the gain recognized on the sale of a portion of Gallagher's minority equity position in Asset Alliance Corporation to an international financial institution. As a result of the sale that was completed in April 2002, Gallagher recognized a pretax gain of $11.8 million in its second quarter results. After the sale and subsequent equity transactions of Asset Alliance Corporation, Gallagher now holds approximately 25% of the company's outstanding common stock and 24% of total equity, assuming the conversion of all convertible securities, warrants and options.

Income from real estate ventures represents revenue related to Gallagher's consolidation of its investments in two real estate partnerships. These real estate partnerships represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land near Orlando, Florida, that is currently under development. Income from real estate ventures in the second quarter of 2002 was flat compared to the same period in 2001. In the first six months of 2002, income from real estate ventures decreased 37% to $5.3 million, due primarily to a one-time gain of $3.0 million generated from the sale of land by the Florida real estate partnership that was reported in the first quarter of 2001.

Other income consists primarily of gains on the sales of books of brokerage business and interest income on employee loans and compensation arrangements. Other income in the second quarter of 2002 was flat compared to the same period in 2001. For the first six months of 2002, other income increased $414,000 primarily due to an increase in interest income on employee compensation arrangements of $300,000 and to a $2.5 million gain recognized in 2002 on the sale of a book of brokerage business compared to a $2.4 million gain that was recorded on the sale of a book of brokerage business in 2001.

Salaries and employee benefits increased by 31% or $34.3 million to $145.3 million in the second quarter of 2002 and increased by 22% or $49.7 million to $271.7 million in the first six months of 2002 over the respective periods in 2001. These increases are higher than usual and reflect salary increases and associated employee benefit costs, and a 14% increase in employee headcount in the period from June 30, 2001 to June 30, 2002. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed, to the hiring of additional production personnel to generate future revenue growth, and to employees associated with the acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first six months of 2002.

Other operating expenses increased by 20% or $12.1 million to $72.0 million in the second quarter of 2002 and by 13% or $15.6 million to $135.8 million in the first six months of 2002 over the respective periods in 2001. These increases are due primarily to increases in business insurance costs and commissions paid to sub-brokers.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Expenses of real estate ventures in the second quarter of 2002 were flat compared to the same period in 2001. For the first six months of 2002, expenses of real estate ventures decreased $586,000 or 15% to $3.3 million primarily due to a decrease in minority interest expense associated with the two investments in real estate partnerships previously discussed.

Partnership investment expenses represent Gallagher's portion of the ongoing expenses associated with the operations of the synthetic fuel facilities. In the second quarter of 2002, these expenses decreased $6.1 million or 82% to $1.4 million and decreased $7.6 million or 71% in the first six months of 2002 from the same periods in 2001 due to the two sales of interests in limited partnerships that operate synthetic fuel facilities discussed above. Because of the sales, Gallagher's portion of the operating expenses associated with these partnerships was substantially reduced.

Depreciation and amortization increased 55% to $8.4 million in the second quarter of 2002 and increased $4.0 million or 37% in the first six months of 2002 over the respective periods in 2001 due primarily to amortization expense associated with acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first six months of 2002.

The effective income tax rate was 29% for the second quarter and 30% for the first six months of 2002, and 19% for the second quarter and 20% for the first six months of 2001. These rates are net of the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are partially offset by state and foreign taxes. The increase in the effective income tax rates in 2002 over the prior year is due to a reduction in the tax credits earned in 2002. This decrease in the amount of tax credits earned was due to the two sales of interests in limited partnerships that operate synthetic fuel facilities. Because of these sales, Gallagher's portion of the tax credits was substantially reduced in 2002.

Net earnings per common and common equivalent share increased by 42% or $.11 to $.37 in the second quarter of 2002 and by 32% or $.18 to $.74 in the first six months of 2002 over the respective periods in 2001. These increases are primarily due to the 2002 growth in commission and fee revenues and the previously discussed $11.8 million pretax gain on the sale of a portion of a minority interest in an equity investment, which were partially offset by increased expenses and an increase in the effective income tax rate in 2002.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                                       Insurance
                                       Brokerage        Risk Management      Financial
                                        Services           Services          Services        Corporate          Total
                                      -----------       --------------       ----------      ----------      -----------
Three-month period ended
------------------------
June 30, 2002
-------------
Total revenues                        $  183,280           $  67,758         $24,302         $  1,751        $  277,091
Earnings (loss) before
    income taxes                          26,479               8,338          15,007           (1,292)           48,532
June 30, 2001
-------------
Total revenues                           141,462              65,328           5,351            1,806           213,947
Earnings (loss) before
    income taxes                          27,022               8,476          (3,701)          (3,025)           28,772

Six-month period ended
----------------------
June 30, 2002
-------------
Total revenues                           347,846             137,817          36,846            3,744           526,253
Earnings (loss) before
    income taxes                          58,209              20,285          21,597           (2,754)           97,337
June 30, 2001
-------------
Total revenues                           277,861             131,088          17,904            3,746           430,599
Earnings (loss) before
    income taxes                          49,038              17,924             264           (4,381)           62,845

Total Identifiable Assets at
----------------------------
June 30, 2002                          1,710,221              77,802         359,865          300,641         2,448,529
June 30, 2001                          1,231,894              63,688         266,028          193,267         1,754,877

Insurance Brokerage Services

The Insurance Brokerage Services segment encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' managing of risk. This segment also provides consulting, for fee compensation, related to the clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale insurance brokerage operations.

Total revenues for this segment in the three and six-month periods ended June 30, 2002 increased 30% to $183.3 million and 25% to $347.8 million, respectively, over the same periods in 2001. These increases are due principally to new business of approximately $37.9 and $66.4 million, respectively, and renewal rate increases partially offset by lost business. Earnings before income taxes for this segment decreased 2% to $26.5 million in the three-month period ended June 30, 2002 due primarily to increases in expenses previously discussed related to salaries and employee benefits, commissions paid to sub-brokers and amortization of intangible assets. Earnings before income taxes for the six-month period ended June 30, 2002 increased 19% to $58.2 million over the same period in 2001 due primarily to the new business production and rate increases mentioned above.

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

Total revenues for this segment in the three and six-month periods ended June 30, 2002 increased 4% to $67.8 million and 5% to $137.8 million over the respective periods in 2001 due primarily to new business production of approximately $10.0 and $19.9 million, respectively, and renewal rate increases substantially offset by lost business. Earnings before income taxes for this segment in the three-month period ended June 30, 2002 decreased 2% to $8.3 million due primarily to increases in salaries and employee benefit expenses. In the six-month period ended June 30, 2002, earnings before income taxes increased 13% to $20.3 million over the same period in 2001. This increase is due primarily to the earnings leverage created by the increased revenues discussed above.

Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are managed in this segment in order to maximize the return to the company.

Total revenues for this segment in the three and six-month periods ended June 30, 2002 increased 354% to $24.3 million and 106% to $36.8 million over the respective periods in 2001. These increases are primarily due to the installment gains from sales of interests in two limited partnerships that operate synthetic fuel facilities that were completed in the third and fourth quarters of 2001 and the previously discussed $11.8 million pretax gain on the sale of a portion of a minority interest in an equity investment. The increases in income generated by these gains were partially offset by the $3.1 million decrease in income from real estate ventures during the first quarter of 2002 and a reduction in income generated from Gallagher's unconsolidated equity portfolio. As previously discussed, the decrease in income from real estate ventures was primarily due to a one-time gain of $3.0 million generated from the sale of land by the Florida real estate partnership that was reported in the first quarter of 2001. Earnings before income taxes for this segment increased $18.7 million to $15.0 million and $21.3 million to $21.6 million in the three and six-month periods ended June 30, 2002. These increases are primarily due to the gains discussed above and to a reduction in ongoing expenses related to the operations of synthetic fuel facilities.

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

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher's investment portfolio has been primarily generated from the excess cash provided by its operations. Cash generated from operating activities was $10.8 million and $24.0 million for the six months ended June 30, 2002 and 2001, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from period to period. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the future.

On May 31, 2002, a ninety percent owned limited partnership of Gallagher acquired the net assets of a leasing company that leases two cargo airplanes to a foreign postal service. As part of this acquisition, the limited partnership acquired assets of $47.0 million and non-recourse long-term debt of $38.2 million, in exchange for $3.1 million of cash and $5.7 million of other assets. During the second quarter of 2002, Gallagher consolidated the operations of this leasing company into its operations.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured Revolving Credit Agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letters of credit, in the aggregate, are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. The Revolving Credit Agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the credit agreement. In addition, the credit agreement has two borrowing options, Domestic Rate Loans and Eurocurrency Loans, as defined in the credit agreement. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .400% for short-term and long-term revolving credit commitments. The facility fee related to this credit agreement is based on .100% of the used and unused portions of the short-term and long-term revolving credit commitments.

As of June 30, 2002, under the long-term credit facility, Gallagher has contingently committed to funding $47.9 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments. Also, as of June 30, 2002, there were $65.0 million of borrowings outstanding under the Revolving Credit Agreement. Accordingly, Gallagher had $37.1 million available for future borrowing. In 2002, Gallagher borrowed $212.0 million and repaid $182.0 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activities. Terms of the Revolving Credit Agreement include various covenants that require Gallagher to maintain specified levels of tangible net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants as of June 30, 2002.

As of June 30, 2002, there were $10.1 million of borrowings on a line of credit facility and $137.6 million of long-term debt outstanding (of which $2.1 million is current) related to Gallagher's investments in the two

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

previously discussed real estate partnerships and one airplane partnership. These borrowing were used by the three partnerships for their own operating, investing and financing activities. Borrowings under these facilities are not available to Gallagher and as such have not been included in determining Gallagher's overall liquidity. Based on the ownership structure of these three investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit and financial guarantees. With the exception of the debt related to the airplane partnership discussed above, there have been no material changes in Gallagher's exposure to losses for these investments since
December 31, 2001.

For additional information, see Note 4 to the Consolidated Financial Statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001. In the event that these limited partnerships were to default on their debt obligations and Gallagher's net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher's consolidated financial position or operating results.

Through the first six months of 2002, Gallagher paid $23.9 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On July 15, 2002, Gallagher paid a second quarter dividend of $.15 per share to shareholders of record as of June 28, 2002, a 15% increase over the second quarter dividend per share in 2001.

Net capital expenditures were $21.9 million and $12.9 million for each of the six-month periods ended June 30, 2002 and 2001, respectively. These amounts include net capital expenditures related to Gallagher's investments in the two real estate partnerships previously discussed. In the first six months of 2002, the Florida real estate partnership made net capital expenditures of $6.7 million related to its land development project. In 2002, exclusive of the net capital expenditures related to the two real estate partnerships, Gallagher expects to exceed the previously announced estimate of total expenditures for capital improvements of $25.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2003. Under the plan, Gallagher repurchased 914,000 shares at a cost of $25.1 million in the first six months of 2001; there were no repurchases in the first six months of 2002. Repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase 5.0 million additional shares through June 30, 2003. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In connection with its operating and investing activities, Gallagher has entered into certain contractual obligations, as well as commitments to fund certain investments. Gallagher's future cash payments associated with its contractual obligations pursuant to the Revolving Credit Agreement and other debt obligations as of June 30, 2002 are as follows (in thousands):

                                                           Payments Due by Period
                                     ---------------------------------------------------------------------------------
      Contractual Obligations           2002         2003 to 2004      2005 to 2006       Thereafter        Total
------------------------------------ ------------ ------------------ ----------------- ---------------- --------------
Revolving credit agreement           $    65,000     $          -      $         -       $         -      $  65,000

Florida real estate project debt          12,610             5,700               -            12,410         30,720

Mortgage loan on corporate
   headquarters                              351             1,558           1,840            75,188         78,937

Airplane partnership debt                  1,023             4,531          32,483                 -         38,037

                                     ------------ ------------------ ----------------- ---------------- --------------
Total contractual obligations        $    78,984     $      11,789     $    34,323       $    87,598      $ 212,694
                                     ============ ================== ================= ================ ==============

Gallagher's commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2002 are as follows (in thousands):

                                                                                                           Total
                                                Amount of Commitment Expiration by Period                 Amounts
                                      ---------------------------------------------------------------
         Other Commitments                2002         2003 to 2004      2005 to 2006     Thereafter     Committed
------------------------------------  ------------   ----------------   --------------   ------------   --------------
Letters of credit                     $      645       $      7,888      $      3,530     $   35,884       $   47,947

Financial guarantees                      12,500             20,000                 -          5,100           37,600

Funding commitments                        7,400              6,700                 -              -           14,100

                                     ------------ ------------------ ----------------- -------------- ----------------
Total other commitments               $   20,545       $     34,588      $      3,530     $   40,984       $   99,647
                                     ============ ================== ================= ============== ================

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher.

                                      -21-

                            ARTHUR J. GALLAGHER & CO.

                         REVIEW BY INDEPENDENT AUDITORS


The consolidated financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 have been reviewed, prior to filing, by Ernst & Young LLP, Gallagher's independent auditors, and their report is included herein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Arthur J. Gallagher & Co.


We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2002 and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 23, 2002 we expressed an unqualified opinion on those consolidated financial statements prior to certain reclassifications. The information set forth in the audited consolidated balance sheet as of December 31, 2001 has been reclassified to reflect the items described in Note 3 to the financial statements described in the first paragraph of this letter. Based on our review of these reclassifications, it is our opinion that the accompanying consolidated balance sheet as of December 31, 2001, as reclassified, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        /s/ Ernst & Young LLP
                                       -----------------------------------------
                                                   Ernst & Young LLP

Chicago, Illinois
August 13, 2002

                            ARTHUR J. GALLAGHER & CO.

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by Gallagher from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher's operations and income taxes. In addition, when used in this report, the words "anticipates," "believes," "should," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting Gallagher.

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page hereto. Gallagher undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change with respect to market risk from that described in Item 7A of Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001.

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 14, 2002, 77,386,794 shares of Gallagher's Common Stock, or 90.38% of the total Common Stock outstanding on the record date for such meeting, were represented.

         The Stockholders of Gallagher elected Mr. James J. Braniff III, Mr. Michael J. Cloherty and Mr. Gary P. Coughlan as Class III Directors with terms expiring in 2005. Of the shares voted with respect to the election of Mr. Braniff, 74,927,736 were voted in favor and 2,459,058 were withheld. Of the shares voted with respect to the election of Mr. Cloherty, 74,925,515 were voted in favor and 2,461,279 were withheld. Of the shares voted with respect to the election of Mr. Coughlan, 75,286,394 were voted in favor and 2,100,400 were withheld.

         Continuing as Class I Directors with terms expiring in 2003 are James
         W. Durkin, Jr., J. Patrick Gallagher, Jr., Ilene S. Gordon and James R. Wimmer. Continuing as Class II Directors with terms expiring in 2004 are T. Kimball Brooker, Robert E. Gallagher, David E. McGurn, Jr., and Richard J. McKenna.

         The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002. Of the shares voted with respect to the ratification of Ernst & Young LLP, 74,758,284 were voted in favor, 2,611,339 were voted against, and 17,171 were withheld.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibit   10.8.7   -    Arthur J. Gallagher & Co. and AJG Financial
                                 Services, Inc. Seventh Amendment to Credit
                                 Agreement Dated as of August 9, 2002.

         Exhibit   10.27.3  -    Amendment No. 3 to the Arthur J. Gallagher & Co
                                 Restated 1988 Nonqualified Stock Option Plan
                                 (Amended as of January 17, 2002).

         Exhibit   10.28.3  -    Amendment No. 4 to the Arthur J. Gallagher & Co
                                 Restated 1989 Non-Employee Directors' Stock
                                 Option Plan (Amended as of January 17, 2002).

         Exhibit   15.1     -    Letter re: unaudited interim financial
                                 information

         Exhibit   99.1     -    Certification of CEO Pursuant to 18 U.S.C.
                                 Section 1350, as Adopted Pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit   99.2     -    Certification of CFO Pursuant to 18 U.S.C.
                                 Section 1350, as Adopted Pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002.

     b.  Reports on Form 8-K.    No Reports on Form 8-K were filed during the
                                 three-month period ended June 30, 2002.

                            ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2002.

                                    ARTHUR J. GALLAGHER & CO.



                                    /s/ Michael J. Cloherty
                                    -----------------------------------------
                                            Michael J. Cloherty
                                         Executive Vice President
                                   (principal financial officer and duly
                                            authorized officer)

                            ARTHUR J. GALLAGHER & CO.

                                  EXHIBIT INDEX

Exhibit 10.8.7   -  Arthur J. Gallagher & Co. and AJG Financial Services, Inc.
                    Seventh Amendment to Credit Agreement Dated as of August 9, 2002.

Exhibit 10.27.3  -  Amendment No. 3 to the Arthur J. Gallagher & Co Restated
                    1988 Nonqualified Stock Option Plan (Amended as of January 17, 2002).

Exhibit 10.28.3  -  Amendment No. 4 to the Arthur J. Gallagher & Co Restated
                    1989 Non-Employee Directors' Stock Option Plan (Amended as of January 17, 2002).

Exhibit 15.1     -  Letter re: unaudited interim financial information.

Exhibit 99.1     -  Certification of CEO Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2     -  Certification of CFO Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.