Form 10-Q
period 2002-09-30
GALLAGHER ARTHUR J & CO
filed 2002-11-14
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

[ ]  Transition report pursuant to section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the transition period from
                                                                    ------------
     to
        ----------

                         Commission File Number 1-9761

                            ARTHUR J. GALLAGHER & CO.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     36-2151613
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   Two Pierce Place, Itasca, Illinois                          60143-3141
(Address of principal executive offices)                       (Zip code)

                                 (630) 773-3800
              (Registrant's telephone number, including area code)


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of September 30, 2002 was 87,971,772.

                            ARTHUR J. GALLAGHER & CO.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I.    Financial Information:

           Item 1.   Financial Statements (Unaudited):

                     Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2002 and 2001..........................3

                     Consolidated Balance Sheets at September 30, 2002 and
                        December 31, 2001.............................................................4

                     Consolidated Statements of Cash Flows for the nine-month
                        periods ended September 30, 2002 and 2001.....................................5

                     Notes to Consolidated Financial Statements....................................6-15

                     Independent Accountant's Review Report .........................................16

           Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................17-27

           Item 3.   Quantitative and Qualitative Disclosure About Market Risk ......................27

           Item 4.   Controls and Procedures.........................................................28

Part II.   Other Information:

           Item 6.   Exhibits and Reports on Form 8-K................................................29

           Signatures  ..............................................................................30

           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............31-32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                            ARTHUR J. GALLAGHER & CO.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                                  Three-month period ended    Nine-month period ended
                                                                        September 30,             September 30,
                                                                  ------------------------    ------------------------
                                                                     2002         2001           2002         2001
                                                                   ---------    --------       ---------    --------
                                                                        (in thousands, except per share data)
Operating Results
Revenues:

   Commissions                                                     $178,203     $136,653       $ 478,259    $384,226
   Fees                                                             101,317       84,422         282,883     238,413
   Investment income (loss) and other:
      Interest income from fiduciary funds                            2,415        2,836           7,071      10,388
      Income (loss) from investment strategies
         and marketable securities                                   (9,757)       1,514          (8,268)      7,152
      Income (loss) from equity investments
         and partnerships                                           (17,158)       2,500         (13,823)      5,630
      Gain on sale of portion of
         minority interest in investment                                 --           --          11,848          --
      Installment gains from alternative
         energy partnership sales                                    10,760        4,306          24,789       5,012
      Income from real estate ventures                                1,717        1,975           6,974      10,381
      Other income                                                      690        1,458           4,707       5,061
                                                                   --------     --------       ---------    --------
   Total investment income (loss) and other                         (11,333)      14,589          33,298      43,624
                                                                   --------     --------       ---------    --------
      Total revenues                                                268,187      235,664         794,440     666,263
                                                                   --------     --------       ---------    --------
Expenses:
      Salaries and employee benefits                                147,637      115,139         419,292     337,063
      Other operating expenses                                       75,399       63,530         211,170     183,700
      Operating expenses of alternative
         energy partnerships                                          1,406        8,259           4,485      18,971
      Expenses of real estate ventures                                1,530        1,320           4,812       5,188
      Depreciation                                                    6,918        4,783          18,617      14,530
      Amortization                                                    1,997          614           5,427       1,947
                                                                   --------     --------       ---------    --------
         Total expenses                                             234,887      193,645         663,803     561,399
                                                                   --------     --------       ---------    --------
Earnings before income taxes                                         33,300       42,019         130,637     104,864
Provision for income taxes                                            9,990          116          39,191      12,681
                                                                   --------     --------       ---------    --------
   Net earnings                                                    $ 23,310     $ 41,903       $  91,446    $ 92,183
                                                                   ========     ========       =========    ========
Net earnings per common share                                      $    .26     $    .49       $    1.05    $   1.09
Net earnings per common and
   common equivalent share                                              .25          .47            1.00        1.03

Dividends declared per common share                                     .15          .13             .45         .39

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30,   December 31,
                                                                           2002           2001
                                                                       -------------   ------------
                                                                             (in thousands)
                 ASSETS
Current assets:
   Cash and cash equivalents                                            $   128,644     $    98,530
   Restricted cash                                                          293,265         209,509
   Premiums and fees receivable                                           1,098,386       1,117,238
   Investment strategies - trading                                           49,697          52,588
   Marketable securities - trading                                           14,042              --
   Other                                                                    106,644          85,142
                                                                        -----------     -----------
      Total current assets                                                1,690,678       1,563,007

Marketable securities - available for sale                                       --          18,290
Deferred income taxes                                                        97,514          99,263
Other investments and notes receivable                                      175,115         192,002
Other noncurrent assets                                                      33,377          24,194

Fixed assets                                                                365,556         283,807
Accumulated depreciation and amortization                                  (120,723)       (100,562)
                                                                        -----------     -----------
      Net fixed assets                                                      244,833         183,245

Intangible assets - net                                                     109,053          65,341
                                                                        -----------     -----------
                                                                        $ 2,350,570     $ 2,145,342
                                                                        ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Premiums payable to insurance and reinsurance companies              $ 1,458,710     $ 1,366,516
   Accrued salaries and bonuses                                              41,028          56,572
   Accounts payable and other accrued liabilities                           108,811         111,618
   Unearned fees                                                             21,414          16,527
   Income taxes payable                                                         651          33,746
   Borrowings on line of credit facilities                                   35,000          35,000
   Borrowings on line of credit facilities - limited partnerships            11,871           3,552
   Current portion of long-term debt - limited partnerships                   5,719           3,152
   Other                                                                      6,036          11,273
                                                                        -----------     -----------
      Total current liabilities                                           1,689,240       1,637,956

Long-term debt - limited partnerships                                       129,153          96,698
Other noncurrent liabilities                                                 44,365          39,075

Commitments and contingencies

Stockholders' equity:
   Common stock - issued and outstanding 87,972 shares in
      2002 and 85,111 shares in 2001                                         87,972          85,111
   Capital in excess of par value                                            79,075           8,768
   Retained earnings                                                        335,947         283,796
   Unearned deferred compensation                                            (6,823)         (3,438)
   Unearned restricted stock                                                 (8,359)             --
   Accumulated other comprehensive earnings (loss)                               --          (2,624)
                                                                        -----------     -----------
      Total stockholders' equity                                            487,812         371,613
                                                                        -----------     -----------
                                                                        $ 2,350,570     $ 2,145,342
                                                                        ===========     ===========

                 See notes to consolidated financial statements.

                            ARTHUR J. GALLAGHER & CO.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine-month period ended
                                                                                 September 30,
                                                                            -----------------------
                                                                              2002           2001
                                                                            ---------     ---------
                                                                                 (in thousands)
Cash flows from operating activities:

   Net earnings                                                             $  91,446     $ 92,183
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net loss (gain) on investments and other                                 19,574       (2,940)
      Gain on sales of operations                                              (2,500)      (2,375)
      Depreciation and amortization                                            24,044       16,477
      Increase in restricted cash                                             (83,756)     (31,270)
      Decrease (increase) in premiums receivable                               26,806      (33,265)
      Increase in premiums payable                                             80,134       86,274
      Decrease in trading investments - net                                     3,847        4,524
      Increase in other current assets                                        (20,641)     (13,893)
      Decrease in accrued salaries and bonuses                                (13,439)      (5,401)
      Decrease in accounts payable and other accrued liabilities               (7,246)     (11,579)
      Decrease in income taxes payable                                        (33,227)      (9,054)
      Tax benefit from issuance of common stock                                17,714       18,560
      Net change in deferred income taxes                                         510         (583)
      Other                                                                   (10,051)     (15,051)
                                                                            ---------     --------
        Net cash provided by operating activities                              93,215       92,607
                                                                            ---------     --------

Cash flows from investing activities:

   Purchases of marketable securities - available for sale                    (16,004)     (10,286)
   Proceeds from sales of marketable securities - available for sale           10,568       19,470
   Proceeds from maturities of marketable securities - available for sale       3,185          271
   Net additions to fixed assets                                              (32,444)     (20,238)
   Cash paid for acquisitions, net of cash acquired                            (4,309)      (4,056)
   Proceeds from sales of operations                                            2,500        2,700
   Other                                                                        2,825      (18,399)
                                                                            ---------     --------
        Net cash used by investing activities                                 (33,679)     (30,538)
                                                                            ---------     --------

Cash flows from financing activities:

   Proceeds from issuance of common stock                                      14,232       22,102
   Repurchases of common stock                                                (11,628)     (67,147)
   Dividends paid                                                             (37,163)     (30,580)
   Borrowings on line of credit facilities                                    231,319      100,047
   Repayments on line of credit facilities                                   (223,000)     (90,700)
   Borrowings of long-term debt                                                   500           --
   Repayments of long-term debt                                                (3,682)      (3,841)
   Equity transactions of pooled companies prior to dates of acquisition           --      (13,497)
                                                                            ---------     --------
        Net cash used by financing activities                                 (29,422)     (83,616)
                                                                            ---------     --------

Net increase (decrease) in cash and cash equivalents                           30,114      (21,547)
Cash and cash equivalents at beginning of period                               98,530      149,387
                                                                            ---------     --------
Cash and cash equivalents at end of period                                  $ 128,644     $127,840
                                                                            =========     ========

Supplemental disclosures of cash flow information:

   Interest paid                                                            $   8,158     $  7,598
   Income taxes paid                                                           59,155       13,017

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

     The accompanying, unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001, except for the conforming reclassifications discussed in Note 3, and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to periodic review for impairment (at least annually or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 initially only applied to goodwill and intangible assets related to business combinations accounted for by the purchase method that were completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Because of the different transition dates for goodwill and intangible assets acquired before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangible assets were amortized during the transition period (June 30 to December 31, 2001). Effective January 1, 2002, Gallagher adopted the remaining provisions of SFAS 142 with respect to pre-existing goodwill and intangible assets, the effect of which was not material to Gallagher's consolidated operating results or financial position.

     Gallagher will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. In
                                     -6-

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

2.   Effect of New Pronouncements (Continued)

     performing the impairment reviews, SFAS 142 requires Gallagher to compare the fair value of a reporting unit with its carrying amount on an annual basis to determine if there is impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During the third quarter of 2002, Gallagher completed the transitional impairment test of goodwill, which indicated that there was no goodwill impairment as of January 1, 2002.

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

        Three-month period ended     As Previously     Amounts
          September 30, 2001           Reported      Reclassified   As Reclassified
     -----------------------------   -------------   ------------   --------------
     Total revenues                     $233,297       $ 2,367         $235,664
     Total expenses                      191,278         2,367          193,645
     Earnings before income taxes         42,019            --           42,019
     Net earnings                         41,903            --           41,903
     Net earnings per common share           .49            --              .49
     Net earnings per common and
        common equivalent share              .47            --              .47

        Nine-month period ended
          September 30, 2001
     -----------------------------
     Total revenues                     $656,087       $10,176         $666,263
     Total expenses                      551,223        10,176          561,399
     Earnings before income taxes        104,864            --          104,864
     Net earnings                         92,183            --           92,183
     Net earnings per common share          1.09            --             1.09
     Net earnings per common and
        common equivalent share             1.03            --             1.03

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

3.   Reclassifications of Previously Reported Financial Statements (Continued)

                                                   As Previously     Amounts
     December 31, 2001                               Reported      Reclassified   As Reclassified
     -------------------------------------------   -------------   ------------   ---------------
     Premiums and fees receivable                   $  555,276      $561,962        $1,117,238
     Net fixed assets                                   51,246       131,999           183,245
     Total assets                                    1,471,823       673,519         2,145,342
     Premiums payable to insurance and
           reinsurance companies                       805,595       560,921         1,366,516
     Total long-term debt - limited partnerships            --        99,850            99,850
     Total stockholders' equity                        371,613            --           371,613

4.   Investments

     The following is a summary of Gallagher's investments and notes receivable and the related outstanding letters of credit, financial guarantees and funding commitments (in thousands):

                                                                              Letters of
                                                              Investments     Credit and
                                                                 and           Financial    Funding
     September 30, 2002                                       Receivables     Guarantees   Commitments
     ----------------------------------------------------     -----------     ----------   -----------
     Investment strategies - trading                            $ 49,697(1)     $    --      $ 6,933
                                                                ========
     Marketable securities - trading                            $ 14,042(1)          --           --
                                                                ========
     Other investments and notes receivable:
        Tax advantaged investments:
           Partnership interests                                $ 48,480          4,380           --
           Notes receivable                                        4,009             --           --
        Equity investment in Asset Alliance
           Corporation                                            48,019         20,000           --
        Venture capital investments:
           Equity and partnership interests                       26,995         11,131        8,465
           Notes receivable                                       38,428             --           --
        Equity investment in Allied World
           Assurance Holding, Ltd.                                20,000             --           --
        Other notes receivable                                       948             --           --
                                                                --------        -------      -------
                                                                 186,879(1)      35,511        8,465

     Less amounts included in other current assets               (11,764)
                                                                --------
     Total other investments and notes receivable
        per the consolidated balance sheet                      $175,115
                                                                ========
     Net invested assets, letters of credit and financial
        guarantees related to investments accounted
        for on a consolidated basis                               34,175(1)      38,175           --
                                                                --------        -------      -------
     Total net invested assets, letters of credit,
        financial guarantees and funding commitments
        related to Gallagher's investment portfolios            $284,793(E)(1)  $73,686      $15,398
                                                                ========        =======      =======
     (E) Denotes symbol for Sigma

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

4.   Investments (Continued)

                                                                              Letters of
                                                              Investments     Credit and
                                                                  and          Financial     Funding
     December 31, 2001                                        Receivables     Guarantees   Commitments
     ----------------------------------------------------     -----------     ----------   -----------
     Investment strategies - trading                            $ 52,588(1)     $    --      $ 6,650
                                                                ========

     Marketable securities - available for sale                 $ 18,290(1)          --           --
                                                                ========

     Other investments and notes receivable:
        Tax advantaged investments:
           Partnership interests                                $ 47,219          4,380           --
           Notes receivable                                        2,249             --           --
        Equity investment in Asset Alliance
           Corporation                                            33,595         25,000           --
        Venture capital investments:
           Equity and partnership interests                       45,328         10,495        5,900
           Notes receivable                                       46,010             --           --
        Equity investment in Allied World
           Assurance Holding, Ltd.                                20,000             --           --
        Other notes receivable                                     1,417             --           --
                                                                --------        -------      -------

                                                                 195,818(1)      39,875        5,900

     Less amounts included in other current assets                (3,816)
                                                                --------
     Total other investments and notes receivable
        per the consolidated balance sheet                      $192,002
                                                                ========

     Net invested assets, letters of credit and financial
        guarantees related to investments accounted
        for on a consolidated basis                               25,431(1)      34,175           --
                                                                --------        -------      -------

     Total net invested assets, letters of credit,
        financial guarantees and funding commitments
        related to Gallagher's investment portfolios            $292,127(E)(1)  $74,050      $12,550
                                                                ========        =======      =======
     (E) Denotes symbol for Sigma

     Investments accounted for on a consolidated basis include two real estate partnerships and an airplane partnership (2002 only). The real estate partnerships represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land under development near Orlando, Florida. The airplane partnership represents a limited partnership that owns the net assets of a leasing company that leases two cargo airplanes to the French postal service. These three investments are consolidated into Gallagher's operations because Gallagher's voting control in each of these investments is greater than 50%.

     See Note 10 to the consolidated financial statements for additional commitments and contingencies.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

5.   Business Combinations

     During the nine-month period ended September 30, 2002, Gallagher acquired substantially all of the net assets of the following insurance brokerage and risk management firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations (in thousands):

                                   Common   Common                                     Recorded
        Name and Effective         Shares   Share      Cash     Escrow     Purchase   Contingent
       Date of Acquisitions        Issued   Value      Paid    Deposited     Price     Payable
     ---------------------------   ------   -------   ------   ---------   --------   ----------
     Life Plans Unlimited, Inc.
        February 28, 2002             127   $ 3,987   $   --    $  443     $ 4,430     $ 3,000
     Tom Sherwin Insurance
       Agency
        February 28, 2002              --        --      720        80         800         600
     NiiS/APEX Group
       Holdings, Inc.
        April 1, 2002                 643    18,968       --     2,108      21,076       2,000
     Cornwall & Stevens
       Co., Inc.
        April 30, 2002                 --        --    1,800       200       2,000          --
     Manning & Smith
       Insurance, Inc.
        May 31, 2002                  274     8,664       --       992       9,656       7,500
     Roberts & Roberts
      Insurance Agency, Inc.
        May 31, 2002                   87     2,773       --       308       3,081       1,700
     MountainView Software
       Corporation
        May 31, 2002                   15       491       --        55         546       1,100
     Craig M. Ferguson & Co.
        July 31, 2002                  --        --    2,600       100       2,700       2,300
                                    -----   -------   ------    ------     -------     -------
                                    1,146   $34,883   $5,120    $4,286     $44,289     $18,200
                                    =====   =======   ======    ======     =======     =======

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

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

5.   Business Combinations (Continued)

     These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill and expiration lists in the amounts of $22,313,000 and $22,313,000, respectively. With the exception of the intangible assets related to the MountainView Software acquisition, which were allocated to the Risk Management Services segment, all of the goodwill and expiration lists were allocated to the Insurance Brokerage Services segment. Purchase price allocations were preliminarily established at the time of the acquisition and will be subsequently reviewed within the first year of operation to determine the necessity for allocation adjustments. Expiration lists related to these acquisitions are currently being amortized on a straight-line basis over an estimated useful life of 10 years.

     Gallagher's consolidated financial statements for the three and nine-month periods ended September 30, 2002 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited proforma historical results, as if these purchase acquisitions had been acquired at January 1, 2002 and 2001, respectively (in thousands, except per share data):

                                      Three-month period ended   Nine-month period ended
                                            September 30,              September 30,
                                      ------------------------   -----------------------
                                          2002       2001            2002       2001
                                        --------   --------        --------   --------
     Total revenues                     $268,598   $245,020        $805,110   $692,757
     Net earnings                         23,207     43,026          92,408     95,155
     Net earnings per common share           .26        .50            1.06       1.11
     Net earnings per common and
        common equivalent share              .25        .47            1.00       1.04

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

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

6.   Earnings Per Share

     The following table sets forth the computation of net earnings per common share and net earnings per common and common equivalent share (in thousands, except per share data):

                                                    Three-month period ended   Nine-month period ended
                                                         September 30,              September 30,
                                                    ------------------------   -----------------------
                                                        2002       2001            2002      2001
                                                       -------   -------          -------   -------
     Net earnings                                      $23,310   $41,903          $91,446   $92,183
                                                       =======   =======          =======   =======
     Weighted average number of
        common shares outstanding                       88,047    84,785           86,966    84,705
     Dilutive effect of stock options using
        the treasury stock method                        4,004     5,289            4,755     5,218
                                                       -------   -------          -------   -------
     Weighted average number of common
        and common equivalent shares
        outstanding                                     92,051    90,074           91,721    89,923
                                                       =======   =======          =======   =======

     Net earnings per common share                     $   .26   $   .49          $  1.05   $  1.09
     Net earnings per common and
        common equivalent share                            .25       .47             1.00      1.03

     Options to purchase 478,000 and 141,000 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. Options to purchase 226,000 and 345,000 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month period then ended. These options were excluded from the computations because the options' exercise prices were greater than the average market price of the common shares during the respective periods and, therefore, would be antidilutive to earnings per share under the treasury stock method.

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

7.   Comprehensive Earnings

     The components of comprehensive earnings and accumulated other comprehensive earnings (loss) are as follows (in thousands):

                                                       Three-month period ended   Nine-month period ended
                                                             September 30,             September 30,
                                                       ------------------------   -----------------------
                                                           2002       2001            2002      2001
                                                          -------   -------          -------   -------
     Net earnings                                         $23,310   $41,903          $91,446   $92,183
     Net change in unrealized gain (loss)
        on available for sale securities, net
        of income taxes of $2,271, ($630),
        $1,749 and ($204), respectively                     3,407      (945)           2,624      (306)
                                                          -------   -------          -------   -------
     Comprehensive earnings                               $26,717   $40,958          $94,070   $91,877
                                                          =======   =======          =======   =======

     Accumulated other comprehensive
        earnings (loss) at beginning of
        period                                            $(3,407)  $(1,859)         $(2,624)  $(2,498)
     Net change in unrealized gain (loss)
        on available for sale securities, net
        of income taxes                                     3,407      (945)           2,624      (306)
                                                          -------   -------          -------   -------
     Accumulated other comprehensive
        earnings (loss) at end of period                  $    --   $(2,804)         $    --   $(2,804)
                                                          =======   =======          =======   =======

     Effective September 30, 2002, Gallagher reclassified its marketable securities portfolio from available for sale to trading based on changes to its investment philosophy. As a result of this reclassification, changes in unrealized gains and losses on this portfolio will now be recorded in investment income in the accompanying consolidated statements of earnings, instead of in stockholders' equity as accumulated other comprehensive earnings or losses. As a result of this reclassification, $425,000 of net pretax unrealized losses, previously classified in accumulated other comprehensive earnings, was recognized in earnings before income taxes in the third quarter of 2002. In addition, the net carrying value of the marketable securities portfolio is now presented as a current asset, instead of as a noncurrent asset in the accompanying consolidated balance sheet as of September 30, 2002. During the three and nine-month periods ended September 30, 2002, Gallagher recognized other-than-temporary impairments of $9.5 million and $10.6 million, respectively, in the accompanying consolidated statements of earnings related to its marketable securities portfolio.

8.   Deferred Compensation

     In 2001, Gallagher implemented the Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher's Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher common stock.

     Effective on March 31, 2002, Gallagher contributed $4.0 million to the plan through the issuance of 122,000 shares of Gallagher common stock. In June 2001, Gallagher contributed $4.0 million to the plan through the issuance of 152,000 shares of Gallagher common stock. Gallagher accounts for the common stock issued to the plan in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

8.   Deferred Compensation (Continued)

     and Invested." EITF 97-14 requires that the Gallagher common stock issued to the trust be valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation be classified as an equity instrument, with no recognition of changes in the fair value of the amount owed to the participants. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying 2002 and 2001 consolidated balance sheets and is being amortized to salary expense ratably over the vesting period of the participants. During the three and nine-month periods ended September 30, 2002, $280,000 and $646,000, respectively, were charged to expense related to this plan. During the three-month and nine-month periods ended September 30, 2001, $188,000 and $375,000, respectively, were charged to expense related to this plan.

9.   Restricted Stock Awards

     In 2001, Gallagher adopted an incentive compensation plan for several of its key executives and management personnel. The compensation under this plan is determined by a formula applied to the pretax profitability of certain operating divisions and may include an equity award as part of such incentive compensation.

     Effective on March 31, 2002, Gallagher contributed 274,000 shares of Gallagher common stock to the plan, with an aggregate value of $8.9 million as of that date. Also, effective on March 31, 2002, Gallagher granted, to its Chief Executive Officer, a restricted stock award of 32,000 shares of Gallagher common stock with an aggregate value of $1.1 million at the time of grant. All of the 2002 restricted stock awards vest over a three year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders' equity, which will be ratably charged to salary expense over the vesting period of the participants. During the three-month and nine-month periods ended September 30, 2002, $836,000 and $1.7 million, respectively, were charged to expense related to these awards.

10.  Commitments And Contingencies

     Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. For minimum aggregate rental commitments as of December 31, 2001, see Note 12 to the Consolidated Financial Statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2001.

     As of September 30, 2002, Gallagher had funding commitments of $15.4 million related to several of its investment strategies and venture capital equity investments.

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

                            ARTHUR J. GALLAGHER & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (Continued)

11.  Quarterly Operating Results

     Quarterly operating results for 2001 were reclassified to conform to the current year presentation, which had no impact on previously reported net earnings. The reclassified results for 2001, were as follows (in thousands, except per share data):

                                                                 1st        2nd        3rd        4th
                                                               --------   --------   --------   --------
     Revenues:
        Commissions                                            $121,610   $125,963   $136,653   $154,797
        Fees                                                     76,437     77,554     84,422     86,451
        Investment income and other:
           Interest income from fiduciary funds                   4,286      3,266      2,836      2,778
           Income from investment strategies
              and marketable securities                           1,806      3,832      1,514      1,103
           Income from equity investments
              and partnerships                                    2,362        768      2,500      2,419
           Gain on sale of portion of minority
              interest in investment                                 --         --         --         --
           Installment gains (losses) from alternative
              energy partnership sales                              789        (83)     4,306      6,691
           Income from real estate ventures                       6,551      1,855      1,975      1,734
           Other income                                           2,811        792      1,458        752
                                                               --------   --------   --------   --------
           Total investment income and other                     18,605     10,430     14,589     15,477
                                                               --------   --------   --------   --------
              Total revenues                                    216,652    213,947    235,664    256,725
                                                               --------   --------   --------   --------
     Expenses:
        Salaries and employee benefits                          110,923    111,001    115,139    141,500
        Other operating expenses                                 60,227     59,943     63,530     68,007
        Operating expenses of alternative
           energy partnerships                                    3,246      7,466      8,259      2,108
        Expenses of real estate ventures                          2,520      1,348      1,320      1,452
        Depreciation                                              5,059      4,688      4,783      5,111
        Amortization                                                604        729        614      1,558
                                                               --------   --------   --------   --------
              Total expenses                                    182,579    185,175    193,645    219,736
                                                               --------   --------   --------   --------
     Earnings before income taxes                                34,073     28,772     42,019     36,989
     Provision for income taxes                                   6,990      5,575        116      3,916
                                                               --------   --------   --------   --------
        Net earnings                                           $ 27,083   $ 23,197   $ 41,903   $ 33,073
                                                               ========   ========   ========   ========

     Net earnings per common share                             $    .32   $    .27   $    .49   $    .39
     Net earnings per common and common
        equivalent share                                            .30        .26        .47        .36

                            ARTHUR J. GALLAGHER & CO.

                         REVIEW BY INDEPENDENT AUDITORS

The consolidated financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 have been reviewed, prior to filing, by Ernst & Young LLP, Gallagher's independent auditors, and their report is included herein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Arthur J. Gallagher & Co.


We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2002 and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                               /s/ Ernst & Young LLP
                                               ---------------------------------
                                                        Ernst & Young LLP

Chicago, Illinois
November 14, 2002

Item 2.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The destruction and devastation of those events have resulted in the largest insurance loss in America's history and has caused the reshaping of the insurance marketplace more rapidly than expected. Along with this historic insurance loss, larger than anticipated loss experience across all risks, stock market declines, lower interest rates and diminished risk capacity have led to unprecedented premium rate increases. Higher premium rates are referred to as a "hard market" and generally result in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher's operating results, and since September 11th, the premium rates charged by insurance companies have increased significantly, having a positive impact on Gallagher's 2002 operating results in spite of some insurance companies' efforts to reduce commission rates during the upturn in premium pricing. Although management believes this hard market will continue into 2003, the longevity of the hard market and its future effect on Gallagher's business is difficult to predict.

In a period of rising insurance costs, there is resistance among certain "risk" buyers (Gallagher's clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance may cause some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage that they purchase. In addition, some buyers may switch to negotiated fee in lieu of commission arrangements with Gallagher for placing the risk. These factors will reduce commission revenue to Gallagher. Other buyers may move toward the alternative insurance market, which would tend to have a favorable effect on Gallagher's Risk Management Services segment. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, insurance captive and self-insurance services will continue to be a factor in Gallagher's fee revenue growth during 2002.

During the nine-month period ended September 30, 2002, Gallagher acquired eight companies which were accounted for as purchases. Gallagher continues to search for merger partners which complement existing operations, provide entry into new markets, add new products and enhance local sales and service capabilities. For information concerning business combinations, see Note 5 to the Consolidated Financial Statements.

Commission revenues increased by 30% to $178.2 million in the third quarter of 2002 and by 24% to $478.3 million in the first nine months of 2002 over the respective periods in 2001. These increases are due principally to new business production of $40.5 million in the third quarter of 2002 and $107.0 million in the first nine months of 2002, and to renewal commission increases from increased premiums partially offset by lost business. Organic growth represents the increase in revenues before the impact of the 2002 and 2001 acquisitions accounted for as purchases. Organic growth in commission revenues was 22% for the third quarter of 2002 and 19% year-to-date. Organic growth in commission revenues was 16% and 17% for the first and second quarters of 2002, respectively. Commission revenues from purchase acquisitions completed in 2002 and 2001 totaled $9.3 million for the third quarter of 2002 and $21.7 million year to date.

Fee revenues increased by 20%, or $16.9 million, to $101.3 million in the third quarter of 2002 and by 19%, or $44.5 million, to $282.9 million in the first nine months of 2002 over the respective periods in 2001. These increases, primarily generated by the Insurance Brokerage Services segment, reflect new business production of approximately $16.3 million in the third quarter of 2002 and $46.3 million in the first nine months of 2002, and renewal rate increases partially offset by lost business. Organic growth in fee revenues was 15% in the third quarter of 2002 and 14% year-to-date. Organic growth in fee revenues was 16% and 12% for the first and second quarters of 2002, respectively. Fee revenues from purchase acquisitions completed in 2002 and 2001 totaled $4.6 million for the third quarter of 2002 and $11.0 million year to date.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

In the third quarter and first nine months of 2002, interest income from fiduciary funds, primarily interest on cash and restricted funds, was down $421,000 or 15% and $3.3 million or 32%, respectively, from the same periods in 2001 due primarily to declining short-term interest rates. Rates of return on interest bearing accounts and certificates of deposit are down over 60% on a year-over-year basis putting considerable pressure on short-term interest returns.

In the third quarter and first nine months of 2002, income from investment strategies and marketable securities decreased $11.3 million, to a loss of $9.8 million and decreased $15.4 million, to a loss of $8.3 million, respectively, from the same periods in 2001. These decreases were substantially due to other-than-temporary impairments that resulted from a sharp decline in the equity markets during the third quarter of 2002. During the three and nine-month periods ended September 30, 2002, Gallagher recognized other-than-temporary impairments of $9.5 million and $10.6 million, respectively, in the consolidated statements of earnings related to its marketable securities portfolio. Effective September 30, 2002, Gallagher reclassified its marketable securities portfolio from available for sale to trading. As a result of this reclassification, changes in unrealized gains and losses on this portfolio will now be recorded in investment income in the consolidated statements of earnings, instead of in stockholders' equity as accumulated other comprehensive earnings or losses. As a result of this reclassification, $425,000 of net pretax unrealized losses, previously classified in accumulated other comprehensive earnings, was recognized in earnings before income taxes in the third quarter of 2002.

In the third quarter and first nine months of 2002, income from equity investments and partnerships decreased $19.7 million, to a loss of $17.2 million, and $19.5 million, to a loss of $13.8 million, respectively, from the same periods in 2001. These decreases are substantially due to a $15.4 million write-down of loans and equity holdings in four venture capital investments that was recognized in the third quarter of 2002. In addition, a $3.6 million loss was incurred in the third quarter of 2002 on the sale of a venture capital investment because the $2.8 million of cash proceeds received were less than its carrying value.

The $11.8 million gain on the sale of a portion of a minority interest in an investment relates to the gain recognized on the sale of a portion of Gallagher's minority equity position in Asset Alliance Corporation (AAC) to an international financial institution. As a result of the sale that was completed in April 2002, Gallagher recognized a pretax gain of $11.8 million in its results for the first nine months. After the sale and subsequent equity transactions of AAC, Gallagher owns approximately 25% of AAC.

On November 7, 2002, one of the major fund managers of AAC, Beacon Hill Asset Management LLC (Beacon Hill), agreed to the entry of a preliminary injunction in an action by the Securities and Exchange Commission (SEC). In accordance with the court's order, Beacon Hill withdrew from managing its hedge funds, which recently reported approximately $400 million in losses. AAC reports that assets under management by AAC and its 14 affiliate fund managers are currently in excess of $4.0 billion. While Gallagher does not have a direct investment in Beacon Hill or its hedge funds, Gallagher will recognize a loss in the fourth quarter of 2002 through the equity method of accounting for AAC's write-down of its investment in Beacon Hill. Gallagher anticipates that this nonrecurring loss will be approximately $3.5 million. Gallagher is monitoring these developments but there can be no assurance that as the result of further SEC action against Beacon Hill or otherwise, including investor claims, that there will not be further negative developments which could be material to Gallagher.

Installment gains from alternative energy partnership sales primarily relate to two sales of a portion of Gallagher's interests in limited partnerships that operate synthetic fuel facilities that were completed in the third and fourth quarters of 2001. In the third quarter of 2002, these installment gains increased 150%, or $6.5 million, to $10.8 million over the same period in 2001. In the first nine months of this year, these gains increased 395%, or $19.8 million, to $24.8 million over the same period in 2001. Gallagher expects to continue to recognize additional installment gains over time through 2007 based on qualified fuel production generated by these facilities. Production at these facilities, which ultimately determines the amount of the gains realized, exceeded the

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

annualized expected rate of production in the third quarter of 2002. However, total production for the first nine months of 2002 did not meet full expectations due to the unusually mild winter and a short-term shut down of production in the first quarter of 2002 as the movable facilities were moved to permanent sites to accommodate the ultimate synthetic fuel purchaser.

Income from real estate ventures represents revenue related to Gallagher's consolidation of its investments in two real estate partnerships. These real estate partnerships represent an investment in a limited partnership that owns the building that Gallagher leases for its corporate headquarters and several of its subsidiary operations and an investment in a limited partnership that owns 11,000 acres of land under development near Orlando, Florida. Income from real estate ventures in the third quarter of 2002 was relatively unchanged compared to the same period in 2001. In the first nine months of 2002, income from real estate ventures decreased 33% to $7.0 million, due primarily to a one-time gain of $4.5 million generated from the sale of land by the Florida real estate partnership that was reported in the first quarter of 2001.

Other income consists primarily of gains on the sales of books of insurance brokerage and benefits business and interest income on employee loans and compensation arrangements. Other income in the third quarter of 2002 decreased $768,000, to $690,000 from the same period in 2001. For the first nine months of 2002, other income decreased $354,000 to $4.7 million from the same period in 2001. Given the nature of the items that comprise other income, income levels will fluctuate from period to period due to timing differences.

Salaries and employee benefits increased by 28%, or $32.5 million, to $147.6 million in the third quarter of 2002 and 24%, or $82.2 million, to $419.3 million in the first nine months of 2002 over the respective periods in 2001. These increases are higher than usual and reflect salary increases and associated employee benefit costs, and a 17% increase in employee headcount from 6,000 to 7,030 in the fifteen month period from June 30, 2001 to September 30, 2002. The increase in employee headcount relates to the hiring of additional staff to support the new business growth previously discussed, the hiring of 130 additional production personnel over the past 15 months to generate future revenue growth, and to 450 employees associated with the acquisitions accounted for as purchases that were made in the last 12 months. Salaries and employee benefits as a percentage of commission and fee revenues increased 0.7% to 52.8% from 52.1% in the third quarter of 2002, and 1.0% to 55.1% from 54.1% year-to-date. These percentages are higher-than-normal primarily due to the investments made in new personnel during the past 15 months. It takes some time for the commission and fee revenues generated from the new production personnel to cover their fixed costs and to contribute favorably to pretax earnings.

Other operating expenses increased by 19%, or $11.9 million, to $75.4 million in the third quarter of 2002 and by 15%, or $27.5 million, to $211.2 million in the first nine months of 2002 over the same periods in 2001. These increases are primarily due to increases in business insurance costs and commissions paid to sub-brokers on the retail property casualty brokerage business, both of which are due to the effects of the hard market. Also contributing to the increase in other expenses, are increases in travel and entertainment costs, due primarily to new business development from new producers, and interest expense, due to increased levels of short-term borrowings in 2002.

Operating expenses of alternative energy partnerships represent Gallagher's portion of the ongoing expenses associated with the operations of the synthetic fuel facilities owned by the partnerships. In the third quarter of 2002, these expenses decreased 83%, or $6.9 million, to $1.4 million and 76%, or $14.5 million, to $4.5 million in the first nine months of 2002 from the same periods in 2001. These decreases are directly attributable to the two sales of a portion of Gallagher's interests in limited partnerships that operate these facilities that were completed in the third and fourth quarters of 2001. Because of the sales, Gallagher's portion of the operating expenses associated with these partnerships was substantially reduced.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - CONSOLIDATED (Continued)

Expenses of real estate ventures represent expenses related to Gallagher's consolidation of its investments in two real estate partnerships discussed above. Expenses of real estate ventures in the third quarter of 2002 were relatively unchanged compared to the same period in 2001. For the first nine months of 2002, expenses of real estate ventures decreased 7%, or $376,000, to $4.8 million due primarily to a decrease in minority interest expense associated with the two investments in real estate partnerships.

Depreciation increased 45%, or $2.1 million, to $6.9 million and 28%, or $4.1 million, to $18.6 million in the third quarter of 2002 and first nine months of 2002, respectively, over the same periods in 2001. These increases are due primarily to additional capital expenditures made in the fourth quarter of 2001 and the first nine months of 2002.

Amortization increased 225%, or $1.4 million, to $2.0 million and 179%, or $3.5 million, to $5.4 million in the third quarter and first nine months of 2002, respectively, over the same periods in 2001. These increases are due primarily to amortization expense associated with acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first nine months of 2002. Approximately 50% of the acquisitions' excess purchase price are currently allocated to goodwill and 50% to amortizable intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over an estimated useful life of 10 years. These allocations were initially established as of the acquisition dates and are to be reviewed within the first year of operation to determine the necessity for allocation adjustments. Any necessary adjustments will be based on valuations obtained from qualified independent appraisers and will be made in the fourth quarter of 2002.

The overall effective income tax rate was 30% for the third quarter and first nine months of 2002, and essentially 0% for the third quarter and 12% for the first nine months of 2001. These rates reflect the effect of tax credits generated by investments in limited partnerships that operate qualified affordable housing and alternative energy projects, which are partially offset by state and foreign taxes. The increase in the effective income tax rates in 2002 over the prior year is due to a reduction in the amount of tax credits earned in 2002. This decrease in tax credits earned is directly attributable to the two sales of a portion of Gallagher's interests in limited partnerships that operate synthetic fuel facilities that were completed in the third and fourth quarters of 2001.

Net earnings per common and common equivalent share decreased by 47%, or $.22, to $.25 from $.47 in the third quarter of 2002 and by 3%, or $.03, to $1.00 in the first nine months of 2002 over the respective periods in 2001. These decreases are primarily due to investment write-downs, increased expenses and an increase in the effective income tax rate in 2002 partially offset by the 2002 growth in commission and fee revenues and the $11.8 million pretax gain on the sale of a portion of a minority interest in an equity investment.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION

Financial information relating to Gallagher's operating segments is as follows (in thousands):

                               Insurance       Risk
                               Brokerage    Management   Financial
                               Services      Services    Services    Corporate     Total
                               ----------   ----------   ---------   ---------   ----------
Three-month period ended
September 30, 2002
Total revenues                 $  210,352    $ 71,579    $(15,406)   $  1,662    $  268,187
Earnings (loss) before
   income taxes                    48,929       6,921     (16,366)     (6,184)       33,300
September 30, 2001
Total revenues                    155,844      67,812      10,274       1,734       235,664
Earnings (loss) before
   income taxes                    35,878      10,079      (2,052)     (1,886)       42,019

Nine-month period ended
September 30, 2002
Total revenues                    558,198     209,396      21,440       5,406       794,440
Earnings (loss) before
   income taxes                   107,138      27,206       5,231      (8,938)      130,637
September 30, 2001
Total revenues                    433,705     198,900      28,178       5,480       666,263
Earnings (loss) before
   income taxes                    84,916      28,003      (1,788)     (6,267)      104,864

Total Identifiable Assets at
September 30, 2002              1,624,275      80,170     381,355     264,770     2,350,570
September 30, 2001              1,183,502      72,901     273,045     198,334     1,727,782

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

Total revenues for this segment in the three and nine-month periods ended September 30, 2002 increased 35% to $210.4 million and 29% to $558.2 million, respectively, over the same periods in 2001. These increases are due principally to new business of approximately $46.2 and $122.8 million, respectively, renewal rate increases and the effect of acquisitions accounted for as purchases that were made in the fourth quarter of 2001 and the first nine months of 2002, partially offset by lost business. Earnings before income taxes for this segment increased 36% to $48.9 million and 26% to $107.1 million in the three and nine-month periods ended September 30, 2002, due primarily to the new business production and rate increases mentioned above.

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

Total revenues for this segment in the three and nine-month periods ended September 30, 2002 increased 6% to $71.6 million and 5% to $209.4 million, respectively, over the comparable periods in 2001, due primarily to new business production of approximately $10.6 million and $30.4 million, respectively. These increases in business production were substantially offset by lost business and reductions in existing business volume. The slow down in the revenue growth from historical double-digit to recent single-digit percentages is primarily the result of the events of September 11, 2001 combined with a general economic slow down in the United States. Gallagher Bassett (GB) provides services to several airline, hospitality and restaurant-related clients, all of whose businesses were particularly hard hit following 9-11. Because those clients experienced declines in their business, the rate of increase in new GB claim counts slowed, and in some cases, actual claim counts decreased from the same period in 2001. In addition, the hard market had an unfavorable impact on GB's claim business, as several of its managing general agent programs (MGAs) were unable to renew their programs in the insurance marketplace during 2002. As GB's revenues are generally based on the number of new claims it handles, the reduction in claims has had a direct impact on revenue. As revenues slow, expenses in the short term do not experience the same immediate reduction. The net result of the above is that pretax earnings are down for the quarter and year, compared with the same periods in 2001. Earnings before income taxes for this segment in the three and nine-month periods ended September 30, 2002 decreased 31% to $6.9 million and 3% to $27.2 million, respectively.

Financial Services

The Financial Services segment is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are managed in this segment in order to maximize the long-term after-tax return to the company.

Total revenues for this segment in the three-month period ended September 30, 2002 decreased 250% to a loss of $15.4 million from the same period in 2001. Total revenues in the nine-month period ended September 30, 2002 decreased 24%, or 6.7 million, to $21.4 million from the same period in 2001. These decreases are primarily due to the following, which were previously discussed above:

     . Other-than-temporary impairments that resulted from an extraordinary decline in the equity markets during the third quarter of 2002. During the three and nine-month periods ended September 30, 2002, Gallagher recognized other-than-temporary impairments of $9.5 million and $10.6 million, respectively, in the consolidated statements of earnings related to its marketable securities portfolio.

     . An unrealized loss of $425,000 that was recognized in the third quarter of 2002 related to reclassifying the marketable securities portfolio from available for sale to trading.

     . A $15.4 million write-down of loans and equity holdings in four venture capital investments that was recognized in the third quarter of 2002. In addition, a $3.6 million loss was incurred in the third quarter of 2002 on the sale of a venture capital investment because the $2.8 million of cash proceeds received were less than its carrying value.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - SEGMENT INFORMATION (Continued)

Financial Services (Continued)

     . A one-time gain of $4.5 million generated from the sale of land by the Florida real estate partnership that was recognized in the first quarter of 2001.

These decreases were partially offset by installment gains from the two sales of a portion of Gallagher's interests in limited partnerships that operate synthetic fuel facilities that were completed in the third and fourth quarters of 2001. In the third quarter of 2002, these installment gains increased 150%, or $6.5 million, to $10.8 million over the same period in 2001. In the first nine months of this year, these gains increased 395%, or $19.8 million, to $24.8 million over the same period in 2001. In addition, the $11.8 million gain on the sale of a portion of Gallagher's minority interest in AAC also offset the decreases in the year to date balances discussed above.

Earnings before income taxes for this segment decreased $14.3 million to a loss of $16.4 million in the three-month period ended September 30, 2002. This decrease is primarily due to the impairments and write-downs discussed above, which were partially offset by the $6.9 million reduction in the operating expenses of alternative energy partnerships in the third quarter of 2002. Earnings before income taxes for this segment increased $7.0 million to $5.2 million in the nine-month period ended September 30, 2002. This increase is primarily due to the $14.5 million reduction in the operating expenses of alternative energy partnerships in the first nine months of 2002, the increases in the installment gains and the $11.8 million gain on the sale of a portion of Gallagher's minority interest in AAC; all of which were partially offset by the impairments and write-downs discussed above.

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

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY

The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher's investment portfolio has been primarily generated from the excess cash provided by its operations, including tax credits generated from tax advantaged investments. Cash generated from operating activities was $93.2 million and $92.6 million for the nine months ended September 30, 2002 and 2001, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows from operations vary substantially from period to period. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the future.

On May 31, 2002, a ninety percent owned limited partnership of Gallagher acquired the net assets of a leasing company that leases two cargo airplanes to the French postal service. As part of this acquisition, the limited partnership acquired assets of $47.0 million and assumed non-recourse long-term debt of $38.2 million, in exchange for $3.1 million of cash and $5.7 million of other assets. During the second quarter of 2002, Gallagher consolidated the operations of this leasing company into its operations.

In 2000, Gallagher and one of its significant subsidiaries entered into an unsecured Revolving Credit Agreement (the Revolving Credit Agreement), which expires on September 10, 2003, with a group of five financial institutions. The Revolving Credit Agreement provides for short-term and long-term revolving credit commitments of $100.0 million and $50.0 million, respectively. The facility provides for loans and letters of credit. Letters of credit, in the aggregate, are limited to $75.0 million of which up to $50.0 million may be issued under the long-term facility and up to $25.0 million may be issued under the short-term credit facility in the determination of net funds available for future borrowing. The Revolving Credit Agreement provides for borrowings to be denominated in either U.S. dollars or Alternative Currencies, as defined in the Revolving Credit Agreement. In addition, the Revolving Credit Agreement has two borrowing options, Domestic Rate Loans and Eurocurrency Loans, as defined in the Revolving Credit Agreement. Interest rates on borrowings under the Domestic Rate Loan option are based on the prime commercial rate and interest rates on borrowings under the Eurocurrency Loan option are based on LIBOR plus .400% for short-term and long-term revolving credit commitments. The facility fee related to the Revolving Credit Agreement is .100% of the used and unused portions of the short-term and long-term revolving credit commitments.

As of September 30, 2002, under the long-term credit facility, Gallagher has contingently committed to funding $47.2 million through letter of credit arrangements related to its corporate insurance programs and several of its equity and other strategic investments, of which $36.1 million was included in the disclosures in Note 4 to the consolidated financial statements. Also, as of September 30, 2002, there were $35.0 million of borrowings outstanding under the Revolving Credit Agreement. Accordingly, Gallagher had $67.8 million available for future borrowing. In 2002, Gallagher borrowed and repaid $223.0 million of short-term borrowings under this facility. These borrowings were used on a short-term basis to finance a portion of Gallagher's operating and investment activities. Terms of the Revolving Credit Agreement include various covenants that require Gallagher to maintain specified levels of net worth and restrict the amount of payments on certain expenditures. Gallagher was in compliance with these covenants as of September 30, 2002.

As of September 30, 2002, there were $11.9 million of borrowings on a line of credit facility and $134.9 million of long-term debt (of which $5.7 million is current) related to Gallagher's investments in the two previously

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION AND LIQUIDITY (Continued)

discussed real estate partnerships and one airplane partnership. In 2002, these partnerships borrowed $8.8 million on the line of credit facility and repaid $500,000 of the long-term debt. These borrowing were used by the three partnerships for their own operating, investing and financing activities. Borrowings under these facilities are not available to Gallagher and as such have not been included in determining Gallagher's overall liquidity. Based on the ownership structure of these three investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value of the investments, letters of credit and financial guarantees. With the exception of the debt related to the airplane partnership discussed above, there have been no material changes in Gallagher's exposure to losses for these investments since December 31, 2001.

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

Through the first nine months of 2002, Gallagher paid $37.2 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On October 15, 2002, Gallagher paid a third quarter dividend of $.15 per share to shareholders of record as of September 30, 2002, a 15% increase over the third quarter dividend per share in 2001.

Net capital expenditures were $32.4 million and $20.2 million for each of the nine-month periods ended September 30, 2002 and 2001, respectively. These amounts include net capital expenditures related to Gallagher's investments in the two real estate partnerships previously discussed. In the first nine months of 2002, the Florida real estate partnership made net capital expenditures of $9.3 million related to its land development project. In 2002, exclusive of the net capital expenditures related to the two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment. The capital expenditures related to office moves and expansions in 2002 is running higher than expected due to the increase in employee headcount related the hiring of additional production personnel and to the acquisitions that were made in the last 15 months.

In 1988, Gallagher adopted a common stock repurchase plan that has been extended through June 30, 2003. Under the plan, Gallagher repurchased 477,000 shares at a cost of $11.6 million and 2.5 million shares at a cost of $72.8 million in the first nine months of 2002 and 2001, respectively. Repurchased shares are held for reissuance in connection with exercises of options under its stock option plans. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase 4.5 million additional shares through June 30, 2003. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

                            ARTHUR J. GALLAGHER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In connection with its operating and investing activities, Gallagher has entered into certain contractual obligations, as well as commitments to fund certain investments. Gallagher's future cash payments associated with its contractual obligations pursuant to the Revolving Credit Agreement and other debt obligations as of September 30, 2002 are as follows (in thousands):

                                                        Payments Due by Period
                                    ---------------------------------------------------
      Contractual Obligations         2002     2003 to 2004   2005 to 2006   Thereafter     Total
---------------------------------   --------   ------------   ------------   ----------   ---------
Revolving Credit Agreement           $35,000      $    --        $    --       $    --     $ 35,000

Florida real estate limited
   partnership debt                       38       17,903             89        12,410       30,440

Corporate headquarters limited
   partnership mortgage loan             176        1,558          1,840        75,188       78,762

Airplane limited partnership debt        520        4,531         32,490           --        37,541

                                     -------      -------        -------       -------     --------
Total contractual obligations        $35,734      $23,992        $34,419       $87,598     $181,743
                                     =======      =======        =======       =======     ========

The debt of the limited partnerships disclosed in the table above represents the debt directly associated with three of Gallagher's investments that are accounted for on a consolidated basis in the accompanying consolidated balance sheets. This is the debt of the limited partnerships in which Gallagher is invested; it is secured by the partnerships' assets; and supports their operations. Approximately $29 million of limited partnership debt is recourse to Gallagher through the letters of credit and financial guarantees disclosed below.

Gallagher's commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2002 are as follows (in thousands):

                               Amount of Commitment Expiration by Period         Total
                          --------------------------------------------------    Amounts
   Other Commitments        2002    2003 to 2004   2005 to 2006   Thereafter   Committed
-----------------------   -------   ------------   ------------   ----------   ---------
Letters of credit         $   645      $ 6,279        $3,550        $36,752     $ 47,226

Financial guarantees       12,500       20,000            --          5,100       37,600

Funding commitments            --       15,398            --             --       15,398

                          -------      -------        ------        -------     --------
Total other commitments   $13,145      $41,677        $3,550        $41,852     $100,224
                          =======      =======        ======        =======     ========

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. As outlined in the table above, Gallagher has commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2002 of $100.2 million in the aggregate, of which $89.1 million was previously disclosed in Note 4 to the consolidated financial statements.

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

                            ARTHUR J. GALLAGHER & CO.

Item 4.

                             CONTROLS AND PROCEDURES

Within the 90-day period prior to filing this report, Gallagher management carried out an evaluation, under the supervision and with the participation of Gallagher's Chief Executive Officer ("CEO") and Acting Chief Financial Officer ("ACFO"), of the effectiveness of Gallagher's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the CEO and ACFO have concluded that Gallagher's disclosure controls and procedures are effective to ensure that information required to be disclosed by Gallagher in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in Gallagher's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            ARTHUR J. GALLAGHER & CO.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibit   10.8.8   -   Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Eighth Amendment to Credit
                                 Agreement Dated as of August 29, 2002.

          Exhibit   10.22    -   Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty.

          Exhibit   15.1     -   Letter re:  unaudited interim financial information.

          Exhibit   99.1     -   Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002.

          Exhibit   99.2     -   Certification of Acting CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.

     b.   Reports on Form 8-K.   No Reports on Form 8-K were filed during the three-month period ended September 30, 2002.

                            ARTHUR J. GALLAGHER & CO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2002.

                                       ARTHUR J. GALLAGHER & CO.


                                       /s/ Richard C. Cary
                                       -----------------------------------------
                                                     Richard C. Cary
                                        Acting Chief Financial Officer and Chief
                                                   Accounting Officer
                                          (principal financial officer and duly
                                                   authorized officer)

                            ARTHUR J. GALLAGHER & CO.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, J. Patrick Gallagher, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arthur J. Gallagher & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                          /s/ J. Patrick Gallagher, Jr.
                                          --------------------------------------
                                                 J. Patrick Gallagher, Jr.
                                           President and Chief Executive Officer
                                               (principal executive officer)

                            ARTHUR J. GALLAGHER & CO.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                   THE SARBANES-OXLEY ACT OF 2002 (Continued)

                                  CERTIFICATION

I, Richard C. Cary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arthur J. Gallagher & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ Richard C. Cary
                                       -----------------------------------------
                                                     Richard C. Cary
                                        Acting Chief Financial Officer and Chief
                                                   Accounting Officer
                                              (principal financial officer)

                            ARTHUR J. GALLAGHER & CO.

                                  EXHIBIT INDEX

          Exhibit   10.8.8   -   Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Eighth Amendment to Credit
                                 Agreement Dated as of August 29, 2002.

          Exhibit   10.22    -   Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty.

          Exhibit   15.1     -   Letter re:  unaudited interim financial information.

          Exhibit   99.1     -   Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002.

          Exhibit   99.2     -   Certification of Acting CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.