Form 10-K
period 2002-12-31
GALLAGHER ARTHUR J & CO
filed 2003-03-25
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

Commission file number 1-9761

                            ARTHUR J. GALLAGHER & CO.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            36-2151613
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         Two Pierce Place                                      60143-3141
         Itasca, Illinois                                      (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (630) 773-3800
                        --------------------------------
           Securities registered pursuant to Section 12(b) of the Act:


     Title of each class                                  Name of each exchange
     -------------------                                   on which registered
   Common Stock, par value                                 -------------------
       $1.00 per share                                   New York Stock Exchange



           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X  No   .
                                      ---   ---

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 28, 2002 (the last day of the registrant's most recently completed second quarter) was $2,920,318,000.


The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of February 28, 2003 was 88,809,000.

Documents incorporated by reference:
Portions of Arthur J. Gallagher & Co.'s Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.'s definitive 2003 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

                            ARTHUR J. GALLAGHER & CO.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                                            Page No.
Part I.

     Item 1.   Business ...................................................................................................   2

     Item 2.   Properties .................................................................................................   8

     Item 3.   Legal Proceedings ..........................................................................................   8

     Item 4.   Submission of Matters to a Vote of Security Holders ........................................................   8

     Item 4A.  Executive Officers of the Registrant .......................................................................   9

Part II.

     Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters ...................................   9

     Item 6.   Selected Financial Data ....................................................................................  10

     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......................  11

     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ..................................................  11

     Item 8.   Financial Statements and Supplementary Data ................................................................  11

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................  11

Part III.

     Item 10.  Directors and Executive Officers of the Registrant .........................................................  11

     Item 11.  Executive Compensation .....................................................................................  11

     Item 12.  Security Ownership of Certain Beneficial Owners and Management .............................................  11

     Item 13.  Certain Relationships and Related Transactions .............................................................  11

     Item 14.  Controls and Procedures ....................................................................................  11

Part IV.

     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................................  12

Signatures ................................................................................................................  16

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..................................................  17

Schedule II--Valuation and Qualifying Accounts ............................................................................  19

Exhibit Index .............................................................................................................  20

                                     PART I


Item 1. Business.

General

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

     Gallagher operates through a network of more than 250 sales and service offices located throughout the United States and six countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher's international operations include a Lloyd's of London broker and affiliated companies in England and other facilities in Australia, Bermuda, Canada, Scotland and Singapore.

     Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher's executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Information Concerning Forward-Looking Statements

     This annual report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additional written or oral forward-looking statements may be made by Gallagher from time to time in filings with the Securities and Exchange Commission (SEC), press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher's operations and income taxes. In addition, when used in this report, the words "anticipates," "believes," "should," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting Gallagher.

     Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher's commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher's income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; Gallagher's revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher's renewal business; Gallagher's operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and changes in income tax laws. Gallagher's ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Operating Segments


     Gallagher has identified three operating segments in addition to its corporate operations. Insurance Brokerage Services encompasses operations that, for commission or fee compensation, place or arrange to place insurance directly related to the clients' managing of risk. This segment also provides consulting services, for fee compensation, related to clients' risk financing programs and includes Gallagher's retail, reinsurance and wholesale insurance brokerage operations. Risk Management Services includes Gallagher's third party administration, loss control and risk management consulting and insurance property appraisal operations. Third party administration is principally the management and processing of claims for self insurance programs for Gallagher's clients or clients of other brokers. Financial Services is responsible for the management of Gallagher's diversified investment portfolio, which includes fiduciary funds, marketable and other equity securities, and tax advantaged and other strategic investments. The invested assets of Gallagher are managed in this segment in order to maximize the long-term after-tax return to Gallagher. Corporate consists primarily of the operating results of Gallagher's investment in the limited partnership that owns its corporate headquarters building, unallocated administrative costs and the provision for income taxes which is not allocated to Gallagher's operating segments. Only revenues not attributable to one of the three operating segments are recorded in the Corporate segment.


     The two major sources of operating revenues for Gallagher are commissions from insurance brokerage operations and service fees primarily from risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2002, is as follows (in thousands):


                                                         2002                           2001 *                       2000 *
                                              -------------------------     --------------------------     -------------------------
                                                                  % of                         % of                        % of
                                                    Amount        Total         Amount        Total          Amount        Total
                                              -------------      ------     -------------     --------     -----------     ---------
Commissions

     Insurance Brokerage Services              $    662,857        60%       $    537,933         58%       $  472,878          59%
     Risk Management Services                           613         -               1,090          -             1,204           -
Fees

     Insurance Brokerage Services                   109,046        10%             62,342          8%           51,678           7%
     Risk Management Services                       279,821        25%            262,522         28%          229,557          29%

Investment income and other
     Insurance Brokerage Services                     7,879         1%             11,457          1%           17,157           2%
     Risk Management Services                           817         -               1,084          -             1,534           -
     Financial Services                              33,024         3%             39,407          4%           24,318           3%
     Corporate                                        7,165         1%              7,153          1%            2,254           -
                                              -------------       -----     -------------        -----     -----------         -----
       Total revenues                          $  1,101,222       100%       $    922,988        100%       $  800,580         100%
                                              =============       =====     =============        =====     ===========         =====

--------------
* Restated to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on page 39, which is incorporated herein by reference.

     See Note 18 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on pages 55 and 56, which is incorporated herein by reference for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 2002, 2001 and 2000.


     During 2002 and 2001, Gallagher's total revenues and expenses increased sequentially from quarter-to-quarter within the calendar years, except for the second quarter of 2001 and the third quarter of 2002, the latter of which was negatively impacted by $28.9 million of investment write-downs. However, commission and fee revenues and the related expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates that traditionally are heaviest in the third and fourth quarters. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses tend to be more uniform throughout the year. In addition, the timing of acquisitions accounted for as purchases will also impact the trends in Gallagher's quarterly operating results. See Note 17 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on page 54, which is incorporated herein by reference for unaudited quarterly operating results for 2002 and 2001.

Insurance Brokerage Services

     The Insurance Brokerage Services segment comprises two divisions, the Brokerage Services Division (BSD) and Gallagher Benefit Services (GBS).

     BSD places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. BSD acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies worldwide, as a broker in procuring contracts of insurance on behalf of insureds, and in setting up and managing self-insured programs. BSD has the capability to handle insurable risks and related coverages for all forms of property/casualty products. BSD also places surplus lines coverages, which are coverages for various specialized risks not available from insurance companies licensed by the states in which the risks are located. In addition, BSD's reinsurance intermediary operations place reinsurance coverages for its insurance company clients.

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

     The primary source of Gallagher's compensation for its Insurance Brokerage Services segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by insureds. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Gallagher may also receive contingent commissions which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs.

Risk Management Services

     The Risk Management Services segment comprises two wholly-owned subsidiaries, Gallagher Bassett Services, Inc. (GB) and Gallagher Benefit Administrators, Inc. (GBA).

     GB provides a full range of risk management services including claims management, risk control consulting services, information management, property appraisals on a totally integrated or select, stand-alone basis. GB provides these services for Gallagher's clients through a network of service offices located throughout the United States, Canada, England, Scotland and Australia.

     GB primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher. GB also markets these services to BSD's clients who are interested in P/C risk management related services.

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

     GB's and GBA's revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the estimated volume of the services to be performed.

Financial Services


     Financial Services is primarily responsible for Gallagher's diversified investment portfolio which includes investment strategies--trading, marketable securities--trading, tax advantaged investments, real estate partnerships, an investment in Allied World Assurance Holdings, Ltd., venture capital equity investments, a minority investment in an alternative fund manager, notes receivable from investees, and an investment in an airplane leasing company that leases two cargo airplanes to the French postal service. Financial Services manages the invested assets of Gallagher in order to maximize the long-term after-tax return to Gallagher. See Note 4 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on pages 40 to 43, which is incorporated herein by reference for a summary of Gallagher's investments and notes receivable and for a summary of the assets and liabilities related to Gallagher's unconsolidated investment portfolio, accounted for using the equity method.

     Gallagher's equity investment philosophy generally consists of investing in tax advantaged investments and venture capital equity projects which take a long-term view toward private sale or public offering. Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, letters of credit and financial guarantees. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher's net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher's consolidated financial position or operating results. See Note 4 (pages 40 to 43) and Note 15 (pages 51 and 52) to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders, which is incorporated herein by reference for a summary of outstanding letters of credit, financial guarantees and funding commitments and Note 7 on page 45 for a summary of outstanding debt and contingent commitments.

International Operations

     Total revenues by geographic area for each of the three years in the period ended December 31, 2002 are as follows (in thousands):


                                                         2002                       2001 *                       2000 *
                                              --------------------------- ---------------------------- ----------------------------
                                                                  % of                         % of                        % of
                                                    Amount        Total         Amount        Total          Amount        Total
                                              -----------------   ------- -----------------   -------- -----------------   --------
United States                                  $        995,656      90%   $        847,361       92%   $        734,731      92%
Foreign, principally United Kingdom,
     Australia and Bermuda                              105,566      10%             75,627        8%             65,849       8%
                                              -----------------     ----- -----------------      ----- -----------------     ------
       Total revenues                          $      1,101,222     100%   $        922,988      100%   $        800,580     100%
                                              =================     ===== =================      ===== =================     ======

--------------
* Restated to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on page 39, which is incorporated herein by reference.

     The Insurance Brokerage Services segment's international operations comprise the following: a Lloyd's of London broker and an insurance brokerage and risk management joint-venture in the United Kingdom; an insurance brokerage operation and a "rent-a-captive" insurance company facility in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in more than 100 countries around the world.

     Arthur J. Gallagher (UK) Limited (AJG UK) is a wholly-owned London based subsidiary of Gallagher. It provides brokerage and other services to clients primarily located outside the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with Lloyd's of London underwriters and insurance companies worldwide. AJG UK's brokerage services encompass most classes of business within the general categories of aviation, marine, reinsurance (treaty and facultative) and property/casualty. The thrust of AJG UK's business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd's of London, Gallagher's non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

     Risk Management Partners Ltd. (RMP) is a 50% owned joint-venture between Gallagher and Munich-American Re Corporation that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed in 1994 and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

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

     Gallagher has ownership interests in two Bermuda-based insurance companies that operate "rent-a-captive" facilities; Artex Insurance Company Ltd., a partially owned joint-venture, and Protected Insurance Company, a wholly-owned subsidiary. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created to insure risk and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

     Arthur J. Gallagher Australasia Pty Ltd. is a wholly-owned subsidiary of Gallagher that is headquartered in Sydney, Australia. This subsidiary provides reinsurance placements for international or local Australian companies, and specialty programs and coverages for Australian and other clients through underwriting facilities with Lloyd's of London underwriters.

     Arthur J. Gallagher Pte Ltd is a 51% owned joint-venture of AJG UK that is based in Singapore. It specializes in treaty and facultative reinsurance placements for insurance companies located throughout Asia. These placements are made directly with reinsurance companies or through Gallagher's subsidiaries and encompass several lines of business.

     Insurance Brokerage Services also has strategic alliances with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in more than 100 countries around the world, Gallagher is able to fully serve its clients' coverage and service needs wherever their operations are located.

     The Risk Management Services segment's international operations are principally comprised of risk management companies in the United Kingdom and Australia.

     Gallagher Bassett International Ltd. (UK) (GB UK), a wholly-owned subsidiary of GB, provides risk management services for foreign operations, as well as United States operations that are foreign controlled. Headquartered in London with offices throughout England and Scotland, GB UK works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services include consulting, claims management, information management, loss control and property valuations.

     Wyatt Gallagher Bassett Pty Ltd is a 50% owned joint-venture of GB that is headquartered in Brisbane, Australia with facilities located throughout Australia. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australasia.

     Gallagher also has risk management service facilities in Canada that are not material to Gallagher's Risk Management Services segment.

     See Note 16 (pages 53 and 54) and Note 18 (pages 55 and 56) to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders which is incorporated herein by reference for additional financial information related to Gallagher's foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 2002, 2001 and 2000.

Markets and Marketing

     A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher's clients include United States and multi-national corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals, although this portion of the business is not material to Gallagher's operations. Gallagher services its clients through its network of more than 250 sales and service offices in the United States and six countries abroad. No material part of Gallagher's business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2002, the largest single customer represented less than 2% of total revenues.

     Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services, including the placement of insurance and reinsurance, is one of its major strengths. Gallagher also believes that its risk management business enhances and attracts insurance brokerage business due to the nature and strength of business relationships that it forms with clients when providing a variety of risk management services on an ongoing basis.


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

Competition

     Gallagher believes it is the fourth largest insurance broker worldwide (third largest in the United States) in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with Gallagher in every area of its business. Two competing firms are significantly larger and have several times the commission and/or fee revenues of Gallagher. There are firms in a particular region or locality that are as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.


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


2002 Acquisitions

     In 2002, Gallagher acquired the net assets of ten insurance brokerage and risk management firms in exchange for its common stock and/or cash using the purchase method for recording business combinations. See Note 2 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on pages 38 and 39, which is incorporated herein by reference for a summary of the entities acquired, the amount and nature of the consideration paid and the dates of acquisition.


2003 Acquisitions

     The following acquisitions accounted for as purchases have occurred since December 31, 2002:

     Effective on January 1, 2003, Gallagher acquired substantially all of the net assets of W. E. Kingsley Company, Inc., a Kentucky corporation engaged in the wholesale insurance brokerage and services business, in exchange for 101,000 shares of Gallagher's common stock.


     Effective on January 1, 2003, Gallagher acquired substantially all of the net assets of McRory & Company and Harman & McRory Company, Washington corporations engaged in the insurance brokerage and services business, in exchange for 54,000 and 49,000 shares of Gallagher's common stock, respectively.

     Effective on March 1, 2003, Gallagher acquired substantially all of the net assets of Benefits Planning & Insurance Agency, Inc., a California corporation engaged in the benefits insurance business, in exchange for 577,000 shares of Gallagher's common stock and a contingent obligation of $8,500,000 that, if any is earned, will be paid in additional shares of Gallagher common stock.

     Gallagher believes that the net effect of these acquisitions has been and will be to expand the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

     Gallagher is considering and intends to consider from time to time, additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions and has received signed, non-binding letters of intent from three acquisition candidates. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

     As of December 31, 2002, Gallagher employed approximately 7,100 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

Available Information

     Gallagher makes available free of charge on its website at www.ajg.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a)or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

Item 2. Properties.

     Gallagher's executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 264,000 square feet of space. The lease commitment on this property expires February 28, 2006. Gallagher has an equity interest in the limited partnership that owns the Two Pierce Place property. See Note 4 (pages 40 to 43), Note 7 (page 45) and 15 (pages 51 and 52) to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders which is incorporated herein by reference for additional information with respect to this ownership interest. Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 15 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on pages 51 and 52, which is incorporated herein by reference for information with respect to Gallagher's lease commitments at December 31, 2002.


Item 3. Legal Proceedings.

     Information regarding legal proceedings of Gallagher is included in Note 15 to the Consolidated Financial Statements on page 52 of Gallagher's 2002 Annual Report to Stockholders and is incorporated herein by reference.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during Gallagher's fourth fiscal quarter ended December 31, 2002.

Item 4A. Executive Officers of the Registrant.

     The executive officers of Gallagher are as follows:

            Name                         Age                     Position and Year First Elected
            ----                       ------                    -------------------------------
Robert E. Gallagher                        80   Chairman since 1990, Chief Executive Officer from 1963 until 1995
J. Patrick Gallagher, Jr.                  51   President since 1990, Chief Executive Officer since 1995
James J. Braniff III                       63   Vice President since 1995, President and Chief Operating Officer of
                                                BSD from 1999 to June 2002
Elizabeth J. Brinkerhoff                   59   Vice President since 1993
Richard C. Cary                            40   Chief Accounting Officer since 2001, Acting Chief Financial Officer since September 2002
James W. Durkin, Jr.                       53   Vice President since 1985, President of GBS since 1985
Nicholas M. Elsberg                        60   Vice President since 1994
James S. Gault                             51   Vice President since 1992, President and Chief Operating Officer of
                                                BSD since June 2002
David E. McGurn, Jr.                       49   Vice President from 1993, President--Specialty Marketing and
                                                International Division since 2001
Richard J. McKenna                         56   Vice President since 1994, President of GB since 2000
John C. Rosengren                          56   Vice President and General Counsel since 1995

     Each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

     Gallagher's common stock is listed on the New York Stock Exchange, trading under the symbol "AJG." The following table sets forth information as to the price range of Gallagher's common stock for the two-year period January 1, 2001 through December 31, 2002 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.


                                                                                   Dividends
                                                                                    Declared
                                                                                   Per Common
                                          High                   Low                 Share
                                        --------              --------             ----------
Quarterly Periods
-----------------
2002
----
     First                              $ 37.240              $ 31.000               $ .150
     Second                               37.200                32.150                 .150
     Third                                34.900                21.700                 .150
     Fourth                               29.800                22.100                 .150

2001
----
     First                                32.094                21.875               $ .130
     Second                               29.200                22.230                 .130
     Third                                34.000                25.370                 .130
     Fourth                               38.820                32.900                 .130


     As of February 28, 2003, there were approximately 700 holders of record of Gallagher's common stock.

Item 6. Selected Financial Data.

     The following selected consolidated financial data for each of the five years in the period ended December 31, 2002 have been derived from Gallagher's consolidated financial statements. Such data should be read in conjunction with Gallagher's audited Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.


                                                                            Year Ended December 31, (1)
                                                -----------------------------------------------------------------------------------
                                                      2002            2001             2000             1999             1998
                                                ---------------- ---------------- ---------------- ---------------- ----------------
                                                                (In thousands, except per share and employee data)
Consolidated Statement of Earnings Data:

Commissions                                      $     663,470    $     539,023    $     474,082    $     440,828    $     421,256
Fees                                                   388,867          324,864          281,235          235,879          213,360
Investment income and other                             48,885           59,101           45,263           39,230           24,980
                                                ---------------- ---------------- ---------------- ---------------- ----------------
Total revenues                                       1,101,222          922,988          800,580          715,937          659,596

Total expenses                                         915,880          781,135          666,841          588,913          576,430
                                                ---------------- ---------------- ---------------- ---------------- ----------------
Earnings before income taxes                           185,342          141,853          133,739          127,024           83,166
Provision for income taxes                              55,603           16,597           40,784           43,784           16,287
                                                ---------------- ---------------- ---------------- ---------------- ----------------
Net earnings                                     $     129,739    $     125,256    $      92,955    $      83,240    $      66,879
                                                ================ ================ ================ ================ ================

Per Share Data:
Basic net earnings per share  (2)                $        1.49    $        1.48    $        1.11    $        1.02    $         .83
Diluted net earnings per share  (3)                       1.41             1.39             1.04              .97              .80
Dividends declared per common share  (4)                   .60              .52              .46              .40              .35

Share Data:
Shares outstanding at year end                          88,548           85,111           84,540           82,157           81,169
Weighted average number of common share
  outstanding                                           87,303           84,795           83,558           81,678           80,757
Weighted average number of common and
  common equivalent shares outstanding                  91,861           90,127           88,967           85,606           83,973

Consolidated Balance Sheet Data:
Total assets                                     $   2,463,574    $   2,145,342    $   1,626,771    $   1,364,302    $   1,243,946
Long-term debt less current portion                    128,349           96,698          103,856           13,900           15,500
Total stockholders' equity                             528,155          371,613          328,900          260,801          268,668

Return on Beginning Stockholders'
  Equity (5)                                                35%              38%              36%              31%              28%

Employee Data:
Number of employees at year end                          7,111            6,499            5,714            5,344            5,128
Total revenue per employee  (6)                  $         155    $         142    $         140    $         134    $         129
Net earnings per employee  (6)                   $          18    $          19    $          16    $          16    $          13

------------------------------------------------

(1) Restated to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements of Gallagher's 2002 Annual Report to Stockholders on page 39, which is incorporated herein by reference.

(2) Based on the weighted average number of common shares outstanding during the year.

(3) Based on the weighted average number of common and common equivalent shares outstanding during the year.

(4) Based on the total dividends declared on a share of common stock outstanding during the entire year.

(5) Represents annual net earnings divided by stockholders' equity as of the beginning of the year.

(6)  Based on the number of employees at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher's 2002 Annual Report to Stockholders under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 to 30 and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher's Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information regarding Quantitative and Qualitative Disclosures About Market Risk is included in Gallagher's 2002 Annual Report to Stockholders under the caption entitled "Market Risk Exposure" on page 30 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     Gallagher's Consolidated Financial Statements, the related notes thereto, Management's Report and Report of Independent Auditors are included in Gallagher's 2002 Annual Report to Stockholders on pages 31 to 58 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and nominees for directors of Gallagher is included under the caption entitled "Election of Directors" in the 2003 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled "Executive Officers of the Registrant" in Part I of this annual report.

Item 11. Executive Compensation.

     Information regarding executive compensation of Gallagher's directors and executive officers is included in the 2003 Proxy Statement under the caption entitled "Compensation of Executive Officers and Directors," and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled "Principal Holders of Securities" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Controls and Procedures.

     Within the 90-day period prior to filing this report, Gallagher management carried out an evaluation, under the supervision and with the participation of Gallagher's Chief Executive Officer ("CEO") and Acting Chief Financial Officer ("ACFO"), of the effectiveness of Gallagher's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the CEO and ACFO have concluded that Gallagher's disclosure controls and procedures were effective as of the date of such evaluation.


     There have been no significant changes in Gallagher's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of Gallagher's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

     1. Consolidated Financial Statements from Gallagher's 2002 Annual Report to Stockholders which are incorporated herein by reference:

          (a) Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2002 (page 31)

          (b) Consolidated Balance Sheets as of December 31, 2002 and 2001 (page 32).

          (c) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002 (page 33).

          (d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002 (page 34).

          (e)  Notes to Consolidated Financial Statements (pages 35 to 56).

          (f)  Management's Report (page 57).

          (g)  Report of Independent Auditors (page 58).

     2.   Consolidated Financial Statement Schedules required to be filed by
          Item 8 of this Form:

          (a)  Schedule II--Valuation and Qualifying Accounts.

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits:

     Included in this Form 10-K

     10.8.9 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Ninth Amendment to Credit Agreement Dated as of November 13, 2002.

     13.0 Pages 21 to 58 of Gallagher's 2002 Annual Report to Stockholders incorporated herein by reference.

     21.0 Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

     23.1      Consent of Ernst & Young LLP, independent auditors.

     24.0      Powers of Attorney.

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Acting CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Not included in this Form 10-K

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

     10.7.1 Amendment to Exhibit No. 10.7 dated September 11, 1985 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1985, File No. 0-13480).

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

     10.8.5 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Fifth Amendment to Credit Agreement Dated as of February 21, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2001, File No. 1-9761).

     10.8.6 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Sixth Amendment to Credit Agreement Dated as of April 23, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

     10.8.7 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Seventh Amendment to Credit Agreement Dated as of August 9, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

     10.8.8 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Eighth Amendment to Credit Agreement Dated as of August 29, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

    *10.10 Board of Directors' Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher's Form S-1 Registration Statement No. 2-89195).

    *10.11 Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher's Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

    *10.14 Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1998, File No. 1-9761).

    *10.15 Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 1999, File No. 1-9761).

    *10.16 Arthur J. Gallagher & Co. Deferred Equity Participation Plan and Deferred Equity Trust Agreement dated March 22, 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.17 Executive Bonus Agreement dated June 2, 2000 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.18 Promissory Note dated March 15, 2001 in the principal amount of $2,382,900 from Michael J. Cloherty, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.19 Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.20 Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.21 Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher's Form 10-K Annual Report for 2000, File No. 1-9761).

    *10.22 Arthur J. Gallagher & Co. Brokerage Services Division Management Bonus Plan Amended and Restated as of March 21, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

    *10.22.1 Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

    *10.25 Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

    *10.26 Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

    *10.27 Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

    *10.27.1 Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

    *10.27.2 Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

    *10.27.3 Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

    *10.28 Arthur J. Gallagher & Co. 1989 Non-Employee Directors' Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

    *10.28.1 Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors' Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

    *10.28.2 Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors' Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

    *10.28.3 Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors' Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

    All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

-------
     * Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

(b)  Reports on Form 8-K

     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2003.


                                      ARTHUR J. GALLAGHER & CO.

                                      By    /S/ J. PATRICK GALLAGHER, JR.
                                      ------------------------------------------
                                                J. Patrick Gallagher, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of March, 2003 by the following persons on behalf of the Registrant in the capacities indicated.


                        Name                                                Title
                        ----                                                -----

                *ROBERT E. GALLAGHER                             Chairman and Director
----------------------------------------------------
                Robert E. Gallagher

         /S/ J. PATRICK GALLAGHER, JR.                           President and Director (Principal Executive Officer)
----------------------------------------------------
             J. Patrick Gallagher, Jr.

           /S/    RICHARD C. CARY                                Acting Chief Financial Officer and Controller
----------------------------------------------------             (Principal Financial and Accounting Officer)
                  Richard C. Cary

               *JAMES J. BRANIFF III                             Director
----------------------------------------------------
                James J. Braniff III

                *T. KIMBALL BROOKER                              Director
----------------------------------------------------
                 T. Kimball Brooker

                 *GARY P. COUGHLAN                               Director
----------------------------------------------------
                  Gary P. Coughlan

               *JAMES W. DURKIN, JR.                             Director
----------------------------------------------------
                James W. Durkin, Jr.

                  *ILENE S. GORDON                               Director
----------------------------------------------------
                  Ilene S. Gordon

                  *ELBERT O. HAND                                Director
----------------------------------------------------
                  Elbert O. Hand.

               *DAVID E. MCGURN, JR.                             Director
----------------------------------------------------
                David E. McGurn, Jr.

                *RICHARD J. MCKENNA                              Director
----------------------------------------------------
                 Richard J. McKenna

                  *JAMES R. WIMMER                               Director
----------------------------------------------------
                  James R. Wimmer

*By:     /S/    JOHN C. ROSENGREN
     ----------------------------------------------
        John C. Rosengren, Attorney-in-Fact

                            ARTHUR J. GALLAGHER & CO.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, J. Patrick Gallagher, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K of Arthur J. Gallagher &
     Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                   /s/ J. PATRICK GALLAGHER, JR.
                                   ---------------------------------------------
                                            J. Patrick Gallagher, Jr.
                                      President and Chief Executive Officer
                                          (principal executive officer)

                            ARTHUR J. GALLAGHER & CO.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                   THE SARBANES-OXLEY ACT OF 2002 (Continued)

CERTIFICATION

I, Richard C. Cary, certify that:

1.   I have reviewed this annual report on Form 10-K of Arthur J. Gallagher &
     Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                   /s/ RICHARD C. CARY
                                   ---------------------------------------------
                                                   Richard C. Cary
                                      Acting Chief Financial Officer and Chief
                                                  Accounting Officer
                                            (principal financial officer)

                                                                     SCHEDULE II


                            ARTHUR J. GALLAGHER & CO.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                             Balance           Additions                                Balance
                                                                at              Charged                                    at
                                                            Beginning             to                                      End
                                                             of Year           Earnings           Adjustments           of Year
                                                            ---------          ---------         --------------         -------
                                                                                        (In thousands)
Year ended December 31, 2002
     Allowance for doubtful accounts                         $ 1,730            $ 4,691             $(4,396)(1)         $ 2,025
     Allowance for estimated policy cancellations              2,500                500                   -               3,000
     Accumulated amortization of goodwill                      7,129                  -                  (9)(2)           7,120
     Accumulated amortization of expiration
         lists and noncompete agreements                       1,602              6,647                (798)(3)           7,451

Year ended December 31, 2001
      Allowance for doubtful accounts                        $ 3,132            $ 1,657             $(3,059)(1)         $ 1,730
      Allowance for estimated policy cancellations             2,000                500                   -               2,500
      Accumulated amortization of goodwill                     5,836              2,624              (1,331)(2)           7,129
      Accumulated amortization of expiration
         lists and noncompete agreements                       4,089                881              (3,368)(3)           1,602

Year ended December 31, 2000
      Allowance for doubtful accounts                        $ 1,531            $ 4,456             $(2,855)(1)         $ 3,132
      Allowance for estimated policy cancellations                 -              2,000                   -               2,000
      Accumulated amortization of goodwill                     5,588              2,363              (2,115)(2)           5,836
      Accumulated amortization of expiration
         lists and noncompete agreements                       3,118              1,283                (312)(3)           4,089

-----------------------------------------------------------

(1)  Bad debt write-offs net of recoveries.

(2) Elimination of fully amortized goodwill and intangible asset/amortization reclassifications.

(3) Elimination of fully amortized expiration lists and non-compete agreements and intangible asset/amortization reclassifications.

                            ARTHUR J. GALLAGHER & CO.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  EXHIBIT INDEX

10.8.9 Arthur J. Gallagher & Co. and AJG Financial Services, Inc. Ninth Amendment to Credit Agreement Dated as of November 13, 2002.

13.0 Pages 21 to 58 of Gallagher's 2002 Annual Report to Stockholders incorporated herein by reference.

21.0 Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1   Consent of Ernst & Young LLP, independent auditors.

24.0   Powers of Attorney.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Acting CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.