Form 10-Q
period 2003-03-31
GALLAGHER ARTHUR J & CO
filed 2003-05-15
CIK 354190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or
                                                         --------------

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_____________ to___________

Commission File Number 1-9761

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

The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of April 30, 2003 was 90,066,153

                            Arthur J. Gallagher & Co.

                                      Index

                                                                                          Page No.

Part I. Financial Information:

        Item 1. Financial Statements (Unaudited):

                Consolidated Statement of Earnings for the three-month
                   periods ended March 31, 2003 and 2002 ................................     3

                Consolidated Balance Sheet at March 31, 2003 and
                   December 31, 2002 ....................................................     4

                Consolidated Statement of Cash Flows for the three-month
                   periods ended March 31, 2003 and 2002 ................................     5

                Notes to Consolidated Financial Statements ..............................  6-17

                Independent Accountant's Review Report ..................................    18

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................................... 19-28

        Item 3. Quantitative and Qualitative Disclosure About Market Risk ............... 28-29

        Item 4. Controls and Procedures .................................................    29

Part II. Other Information:

        Item 2. Changes in Securities ...................................................    30

        Item 6. Exhibits and Reports on Form 8-K ........................................    30

        Signatures ......................................................................    31

        Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ........ 32-33

                                     - 2 -

                         Part I - Financial Information

Item 1. Financial Statements (Unaudited)

                            Arthur J. Gallagher & Co.

                       Consolidated Statement of Earnings
                (Unaudited - in millions, except per share data)

                                                     Three-month period ended
                                                              March 31,
                                                     ------------------------
                                                      2003              2002
                                                     ------            ------
Commissions                                          $168.6            $143.1
Fees                                                  104.2              89.9
Investment income - fiduciary funds                     2.0               1.9
Investment income - all other                          15.3              15.7
Investment losses                                     (25.7)             (1.4)
                                                     ------            ------
     Gross revenues                                   264.4             249.2
Less brokerage                                        (10.1)            (10.2)
                                                     ------            ------
     Total revenues                                   254.3             239.0
                                                     ------            ------
Compensation                                          157.0             131.8
Other operating                                        62.8              49.8
Depreciation                                            5.3               4.6
Amortization                                            2.1               1.2
Investment expenses                                    11.3               2.8
                                                     ------            ------
     Total expenses                                   238.5             190.2
                                                     ------            ------
     Earnings before income taxes                      15.8              48.8
Provision for income taxes                              3.9              15.1
                                                     ------            ------
     Net earnings                                    $ 11.9            $ 33.7
                                                     ======            ======
Basic net earnings per share                         $  .13            $  .39
Diluted net earnings per share                          .13               .37
Dividends declared per common share                     .18               .15


                See notes to consolidated financial statements.

                            Arthur J. Gallagher & Co.

                           Consolidated Balance Sheet
                            (Unaudited - in millions)

                                                                                March 31,    December 31,
                                                                                  2003          2002
                                                                                ---------    ------------
Cash and cash equivalents                                                       $  165.1       $  152.6
Restricted cash                                                                    250.6          256.3
Trading securities                                                                  55.6           58.2
Investments - current                                                               41.1           37.9
Premiums and fees receivable                                                     1,213.6        1,183.7
Other current assets                                                                78.5           84.9
                                                                                --------       --------
     Total current assets                                                        1,804.5        1,773.6

Investments - long-term                                                            142.2          168.4
Fixed assets related to consolidated investments-net                               189.2          185.4
Other fixed assets - net                                                            64.6           65.6
Deferred income taxes                                                              102.3          102.4
Other noncurrent assets                                                             36.2           33.1
Goodwill - net                                                                      98.5           84.2
Amortizable intangible assets - net                                                 54.9           50.9
                                                                                --------       --------
     Total assets                                                               $2,492.4       $2,463.6
                                                                                ========       ========

Premiums payable to insurance and reinsurance companies                         $1,543.4       $1,488.2
Accrued compensation and other accrued liabilities                                 144.6          165.7
Unearned fees                                                                       23.0           19.4
Income taxes payable                                                                 2.1           11.0
Other current liabilities                                                           20.7           17.5
Corporate related borrowings                                                           -           25.0
Consolidated investments related borrowings - current                               25.5           22.8
                                                                                --------       --------
     Total current liabilities                                                   1,759.3        1,749.6

Consolidated investments related borrowings -long-term                             127.5          128.3
Other noncurrent liabilities                                                        60.8           57.5

Stockholders' equity:
Common stock - issued and outstanding 89.9 million shares in 2003 and
  88.5 million shares in 2002                                                       89.9           88.5
Capital in excess of par value                                                     123.5           92.7
Retained earnings                                                                  356.7          361.0
Unearned deferred compensation                                                     (10.8)          (6.5)
Unearned restricted stock                                                          (14.5)          (7.5)
                                                                                --------       --------
     Total stockholders' equity                                                    544.8          528.2
                                                                                --------       --------
     Total liabilities and stockholders' equity                                 $2,492.4       $2,463.6
                                                                                ========       ========


                 See notes to consolidated financial statements.

                            Arthur J. Gallagher & Co.

                      Consolidated Statement of Cash Flows
                            (Unaudited - in millions)

                                                                                                Three-month period ended
                                                                                                        March 31,
                                                                                                ------------------------
                                                                                                  2003             2002
                                                                                                -------          -------

Cash flows from operating activities:
 Net earnings                                                                                    $ 11.9          $ 33.7
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Net loss on investments and other                                                             26.5             0.5
     Gain on sales of operations                                                                   (2.5)           (2.5)
     Depreciation and amortization                                                                  9.3             6.7
     Decrease (increase) in restricted cash                                                         5.7           (37.3)
     (Increase) decrease in premiums receivable                                                   (19.7)           32.8
     Increase (decrease) in premiums payable                                                       51.8           (14.5)
     Decrease in trading securities - net                                                           1.9               -
     Decrease in other current assets                                                               3.2             0.4
     (Decrease) increase in accrued compensation and other accrued liabilities                    (22.8)            5.2
     Decrease in income taxes payable                                                              (9.0)          (16.3)
     Tax benefit from issuance of common stock                                                      2.1             3.9
     Net change in deferred income taxes                                                            0.2               -
     Other                                                                                         (0.3)           (1.3)
                                                                                                 ------          ------
             Net cash provided by operating activities                                             58.3            11.3
                                                                                                 ------          ------
Cash flows from investing activities:
     Purchases of marketable securities                                                               -            (3.5)
     Proceeds from sales of marketable securities                                                     -             3.3
     Proceeds from maturities of marketable securities                                                -             1.3
     Net additions to fixed assets                                                                 (9.9)          (11.2)
     Cash paid for acquisitions, net of cash acquired                                               0.3            (3.6)
     Proceeds from sales of operations                                                              2.5             2.5
     Other                                                                                          0.1            (6.6)
                                                                                                 ------          ------
             Net cash used by investing activities                                                 (7.0)          (17.8)
                                                                                                 ------          ------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                         3.4             3.9
     Repurchases of common stock                                                                   (5.8)              -
     Dividends paid                                                                               (13.3)          (11.1)
     Borrowings on line of credit facilities                                                        2.7           151.5
     Repayments on line of credit facilities                                                      (25.0)         (133.0)
     Repayments of long-term debt                                                                  (0.8)           (0.1)
                                                                                                 ------          ------
             Net cash (used) provided by financing activities                                     (38.8)           11.2
                                                                                                 ------          ------
Net incease in cash and cash equivalents                                                           12.5             4.7
Cash and cash equivalents at beginning of period                                                  152.6            98.5
                                                                                                 ------          ------
Cash and cash equivalents at end of period                                                       $165.1          $103.2
                                                                                                 ======          ======

Supplemental disclosures of cash flow information:
     Interest paid                                                                               $  2.4          $  2.2
     Income taxes paid                                                                              9.6            26.4




                 See notes to consolidated financial statements.

Notes To Consolidated Financial Statements (Unaudited)

1.  Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2002 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. As discussed in Note 3 to the consolidated financial statements, certain reclassifications have been made to the consolidated financial statements to conform to the current year's presentation. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Effect of New Pronouncements

Guarantees - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (Interpretation 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which will significantly change current practice in the accounting for, and disclosure of, guarantees. Interpretation 45 requires certain guarantees to initially be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and estimable, as those terms are defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is also a change from general current practice.

The Interpretation's disclosure requirements are effective for all guarantees, regardless of the initiation date, for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued, renewed or modified after December 31, 2002. Gallagher implemented the disclosure requirements of Interpretation 45 in 2002, which was presented in Gallagher's Annual Report on Form 10-K for the year ended
December 31, 2002. Gallagher evaluated one letter of credit pursuant to Interpretation 45 during the first quarter of 2003 and the impact was immaterial. Gallagher will evaluate all new or renewing guarantees each quarter to determine the impact on Gallagher's consolidated financial statements. The adoption of Interpretation 45 could have a material effect on Gallagher's consolidated operating results and/or financial position. See Notes 4 and 10 to the consolidated financial statements.

Consolidation of Partially-Owned Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (Interpretation 46), "Consolidation of Variable Interest Entities." Interpretation 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its own activities.

Prior to Interpretation 46, a partially owned entity was only consolidated into the investor company's consolidated financial statements if it was controlled by the investor company through voting interests. Regardless of voting interests, Interpretation 46 requires a VIE to be consolidated by an investor company if that VIE's equity is less than 10% of its assets and the investor company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. Interpretation 46 also requires disclosures about VIEs in circumstances where the investor company is not required to consolidate but does have a significant variable interest.

The consolidation requirements of Interpretation 46 apply immediately to VIEs created or invested in after January 31, 2003. The consolidation requirements apply to entities created or invested in as of January 31, 2003 or earlier, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Gallagher did not create or invest in any new VIEs after January 31, 2003. Thus, the adoption of Interpretation 46 did not have an impact on its consolidated financial statements as of and for the three-month period ended March 31, 2003. However, Gallagher has a number of investments it believes may be deemed to be VIEs. These investments include qualified affordable housing and alternative energy projects intended primarily to be income tax credit generators, a synthetic fuel facility intended to produce both tax credits and pretax income, real estate development projects intended to generate gains and venture capital investees intended to generate equity income and realized gains. At March 31, 2003, assets of these potential VIE investments totaled approximately $635.0 million in the aggregate. Gallagher's maximum exposure to losses related to these investments is $12.0 million including net book value, letters of credit, financial guarantees and funding commitments. Management is currently evaluating the impact Interpretation 46 will have on Gallagher's consolidated financial statements. However, management anticipates that the adoption of Interpretation 46 will not have a material effect on Gallagher's consolidated net earnings or stockholders' equity.

3.  Reclassification of Previously Reported Financial Statements

Prior to 2003, commissions paid to sub-brokers on Gallagher's retail P/C brokerage business were reported as other operating expenses in Gallagher's consolidated statement of earnings. During 2003, Gallagher determined that it would be appropriate to report these amounts as offsets to gross revenues in the consolidated statement of earnings in order to conform to a more common industry practice. Previously reported financial statements have been reclassified to conform to this current year presentation and this reclassification had no impact on the previously reported net earnings or stockholders' equity. The impact on total revenues and expenses of this reclassification is presented in the consolidated statement of earnings.

During the first quarter of 2003, Gallagher reviewed its historical segment disclosures and determined that it would be appropriate to change how the segment information is reported. Prior to 2003, Gallagher reported three operating segments, brokerage, risk management and financial services, and a corporate segment. For the 2003 segment disclosures, Gallagher has only reported the three operating segments and has allocated the corporate balances to the three operating segments. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Previously reported segment information has been reclassified to conform to the current year's presentation.

In addition, certain reclassifications have been made to the prior year consolidated financial statements in order to conform to the current year's presentation.

4.   Investments

Trading Securities - The following is a summary of Gallagher's trading securities and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

                                                                                                      March 31, 2003
                                                                                               ------------------------
                                                     March 31, 2003       December 31, 2002      LOCs &
                                                  --------------------   -------------------    Financial     Funding
Trading Securities (in millions):                  Current   Long-term   Current   Long-term   Guarantees   Commitments
                                                  --------   ---------   -------   ---------   ----------   -----------
Managed directly                                  $  15.6    $     -     $  17.7   $     -      $   -        $     -
Managed by third parties                             40.0          -        40.5         -          -            6.5
                                                  --------   --------    -------   ---------    ---------    ----------
     Total trading securities                     $  55.6    $     -     $  58.2   $     -      $   -        $   6.5
                                                  ========   ========    =======   =========    =========    ==========


Trading Securities - Trading securities managed directly by Gallagher and by third party managers consist primarily of common and preferred stocks and corporate bonds. The trading securities managed by third parties are generally structured through limited partnerships. All of the trading securities are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings. The fair value for these securities is primarily based on quoted market prices. To the extent that quoted market prices are not available, fair value is determined based on other relevant factors including dealer price quotations, price quotations for similar instruments in different markets and pricing models. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized. The use of different pricing models or assumptions could produce different results.

The trading securities managed directly by Gallagher can generally be liquidated in 30 days or less. The trading securities managed by third parties can generally be liquidated between 60 and 360 days depending on the terms of the partnership agreements.

Investments - The following is a summary of Gallagher's investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

                                                                                              March 31, 2003
                                                                                          ----------------------
                                                    March 31, 2003     December 31, 2002    LOCs &
                                                  -----------------   ------------------  Financial    Funding
Investments (in millions):                        Current Long-term   Current  Long-term  Guarantees Commitments
                                                  ------- ---------   -------  ---------  ---------- -----------
Asset Alliance Corporation (AAC)
 related investments:
   Direct and indirect investments in AAC         $  0.6  $    46.7     $   -     $ 46.7     $ 10.0      $     -
   Investment guaranteed by AAC
                                                       -        9.3         -        9.1          -            -
Low income housing investments:
   Bridge loans                                     20.6          -      20.3          -          -            -
   Partnership interests
   Developer                                           -        7.4         -        8.1          -            -
                                                       -        7.6         -        7.6          -            -
Shopping centers and other
 commercial real estate                                -        6.7         -        7.3        5.0            -

Alternative energy investments:
   Owned partnership interests                       1.0       23.0       0.9       15.2        5.9          8.7
   Partnership interest installment sales           18.9       21.9      15.0       24.3          -            -

Bermuda insurance investments                          -       20.4         -       20.4        3.2            -

Venture capital investments:
   Carrying value                                      -        4.4       1.7       30.0          -            -
   Allowances for LOCs and commitments                 -       (5.2)        -       (0.3)         -            -
                                                  ------   --------    ------     ------     ------      -------
     Total Investments                            $ 41.1   $  142.2    $ 37.9     $168.4     $ 24.1      $   8.7
                                                  ======   ========    ======     ======     ======      =======

Asset Alliance Corporation (AAC) - Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC - a holding company that generally owns 50% of 12 private investment management firms ("Firms"). At March 31, 2003, these Firms manage both domestic and international investment portfolios totaling $3.5 billion for corporations, pension funds and individuals. AAC has a proportional interest in the Firms' revenues which result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for AAC using the equity method of accounting.

Gallagher also guarantees a portion of AAC's debt. On April 15, 2003, AAC made its regularly scheduled debt service payment thereby reducing Gallagher's guarantee to $5.0 million. AAC is scheduled to make its final payment on the underlying debt in June 2003 thereby releasing Gallagher's remaining guarantee.

During the fourth quarter 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio as a result of various legal, contractual and business issues leading AAC to write down its investment. Gallagher recorded a $3.0 million pretax charge to reflect its proportional loss. In the first quarter 2003, investors in Beacon Hill filed a lawsuit to recover investment losses naming AAC as a co-defendant. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact on Gallagher's investment value.

Gallagher also has a $9.3 million investment in a fund that AAC guarantees as to return and principal. Accrued interest and principal are due in December 2006.

Low Income Housing (LIH) Developments - Gallagher's investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being
------------
developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry market interest rates ranging from 4.75% to 9.5% at March 31, 2003. The loans are generally outstanding for 12-24 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher's ownership in completed and certified
---------------------
LIH developments. At March 31, 2003, Gallagher owned a limited partnership interest in 24 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never had a loss on a LIH project.

LIH Developer represents Gallagher's 30% ownership interest in the company that
-------------
is the developer and/or syndicator of most of Gallagher's LIH investments. The LIH Developer generates revenues from syndication and development fees and its equity is virtually all cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using the equity method of accounting.

Shopping Centers & Other Commercial Real Estate - Gallagher has invested in small land and property developments. They consist of two shopping centers each anchored by Wal-Mart, a strip mall, a golf course under redevelopment, a loan collateralized by investments in similar projects and three other very small projects. None of these investments has a carrying value greater than $2.6 million. These investments are primarily limited partnership legal structures and, as such, Gallagher uses the equity method of accounting.

As part of investing in certain commercial real estate partnerships, Gallagher posts LOCs thereby allowing the partnership to obtain financing while the project is being developed. At March 31, 2003, most of the $5.0 million outstanding LOCs relates to the two parcels of land being developed for Wal-Mart. Gallagher expects that half of the LOCs will be released in early 2004 and the other half in late 2004.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy ("Biomass")
---------------------------
partnerships which own the rights to gas emissions ("Biogas") from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal ("Syn/Coal") partnerships which own equipment that processes qualified fuel under IRS Code Section 29. Gallagher has an interest in 6 Biomass limited partnerships and 4 Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an on-going basis in the form of both tax deductions for operating losses and tax credits. These investments are primarily accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes.

At March 31, 2003, LOCs and financial guarantees of $5.9 million relate to the completion of a Biogas pipeline and the reclamation of a Syn/Coal property. The $8.7 million funding commitment relates to a new Syn/Coal project and the Biogas pipeline discussed above.

Partnership Installment Sales represent the remaining book value and receivables
-----------------------------
from the Biomass and Syn/Coal operations that have been sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the net gains, including the amortization of the bases of the assets sold, be recognized over time as a component of investment income.

As part of selling its interests in Biomass and Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings from the IRS. At March 31, 2003, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $84 million, net of the applicable income tax benefit. Gallagher has not recorded any contingent liability for these potential indemnifications and believes the likelihood of the occurrence of events that would trigger payments under these contracts to be remote.

Bermuda Insurance Investments - These investments consist primarily of a $20 million equity investment (less than 2%) in Allied World Assurance Holdings, Ltd. which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment is carried at its original cost.

The remaining balance of $0.4 million is Gallagher's minority interest in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for its insurance brokerage operations. This investment is carried at its original cost. Gallagher has posted a $3.2 million LOC to allow the rent-a-captive to meet minimum statutory surplus requirements. This LOC has never been drawn upon.

Venture Capital - At March 31, 2003, Gallagher's remaining venture capital investments consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which is individually significant. At March 31, 2003, an allowance had been established for all LOCs, financial guarantees and funding commitments related to these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in three investment enterprises: two real estate partnerships and an airplane leasing limited liability company. One real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The other real estate partnership represents an 80% investment in a limited partnership that is developing an 11,000-acre residential community near Orlando, Florida. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. These three investments are consolidated into Gallagher's consolidated financial statements because Gallagher's voting control in each of these investments is greater than 50%. The following is a summary of these consolidated investments (in millions):

                                                                                                    March 31, 2003
                                                                                             -----------------------------
                                                                                               LOCs &
                                                              March 31,      December 31,     Financial       Funding
                                                                 2003            2002        Guarantees     Commitments
                                                             -------------  ---------------  ------------  ---------------
Home office land and building:
   Fixed assets                                               $100.7          $ 100.4            $  -          $  -
   Accumulated depreciation                                    (11.2)           (10.6)              -             -
   Non-recourse borrowings - current                            (0.7)            (0.7)              -             -
   Recourse borrowings - current                                   -                -               -             -
   Non-recourse borrowings - noncurrent                        (74.6)           (74.8)              -             -
   Recourse borrowings - noncurrent                             (3.0)            (3.0)              -             -
   Net other consolidated assets and liabilities                 1.1              0.7               -             -
                                                             -------------  ---------------  ------------  ---------------
        Net investment                                          12.3             12.0               -             -
                                                             -------------  ---------------  ------------  ---------------
Florida residential development
   Land and improvements:
   Fixed assets                                                 55.7             50.7               -             -
   Accumulated depreciation                                       -                -                -             -
   Non-recourse borrowings - current                            (2.9)            (2.9)              -             -
   Recourse borrowings - current                               (19.7)           (17.0)              -             -
   Non-recourse borrowings - noncurrent                         (3.2)            (3.3)              -             -
   Recourse borrowings - noncurrent                            (12.4)           (12.4)              -             -
   Net other consolidated assets and liabilities                (5.1)            (2.0)            8.1           7.0
                                                             -------------  ---------------  ------------  ---------------
        Net investment                                          12.4             13.1             8.1           7.0
                                                             -------------  ---------------  ------------  ---------------
Airplanes leased to the French Postal Service:
   Fixed assets                                                 51.8             51.8               -             -
   Accumulated depreciation                                     (7.8)            (6.9)              -             -
   Non-recourse borrowings - current                            (2.2)            (2.2)              -             -
   Recourse borrowings - current                                   -                -               -             -
   Non-recourse borrowings - noncurrent                        (34.3)           (34.8)              -             -
   Recourse borrowings - noncurrent                                -                -               -             -
   Net other consolidated assets and liabilities                (2.7)             0.2               -             -
                                                             -------------  ---------------  ------------  ---------------
        Net investment                                           4.8              8.1               -             -
                                                             -------------  ---------------  ------------  ---------------
Total consolidated investments:
   Fixed assets                                                208.2            202.9               -             -
   Accumulated depreciation                                    (19.0)           (17.5)              -             -
   Non-recourse borrowings - current                            (5.8)            (5.8)              -             -
   Recourse borrowings - current                               (19.7)           (17.0)              -             -
   Non-recourse borrowings - noncurrent                       (112.1)          (112.9)              -             -
   Recourse borrowings - noncurrent                            (15.4)           (15.4)              -             -
   Net other consolidated assets and liabilities                (6.7)            (1.1)            8.1           7.0
                                                             -------------  ---------------  ------------  ---------------
        Net investment                                       $  29.5         $  33.2             $8.1          $7.0
                                                             =============  ===============  ============  ===============

As shown in the above table, these consolidated investment enterprises have borrowings related to their assets. In the case of the home office building and the airplane leasing company, over 97% of the borrowings are collateralized solely by the enterprises' underlying assets and are non-recourse to Gallagher's other operations. In the case of the Florida residential development, approximately 84% of the borrowings are recourse to Gallagher through LOCs and written financial guarantees in the event the underlying assets are not sufficient collateral. In addition, at March 31, 2003, with respect to the Florida residential development, Gallagher had an $8.1 million written guarantee, which was reduced to $2.5 million on April 27, 2003, and has verbally committed to fund another $7.0 million of development costs.

At March 31, 2003, the maximum exposure to loss related to these investments is as follows (in millions):

    Net carrying value                                                    $ 29.5

    Recourse portion of debt                                                35.1

    LOCs, financial guarantees and funding commitments                      15.1
                                                                           -----

    Maximum exposure                                                      $ 79.7
                                                                          ======

A summary of future cash payments, excluding interest, for borrowings of Gallagher's consolidated investment enterprises follows (in millions):


                                                               Payments Due by Period
                                        ---------------------------------------------------------------------
       Contractual Obligations               2003          2004 to 2005     2006 to 2007       Thereafter          Total
--------------------------------------- ---------------  ---------------- ----------------  ---------------- -----------------
Home office mortgage loan                   $ 0.5             $ 1.7             $ 2.0               $74.1             $ 78.3

Florida residential development
  debt                                        7.8              18.0                -                 12.4               38.2

Airplane leasing company debt                 1.7               4.9              29.9                   -               36.5
                                          -------------  ---------------- ----------------  ---------------- -----------------
Total contractual obligations               $10.0             $24.6             $31.9               $86.5             $153.0
                                          =============  ================ ================  ================ =================


Impairment Reviews - Gallagher has a management investment committee that meets 10 to 12 times per year to evaluate its investments. For those investments that are carried at fair value based on quoted market prices (principally trading securities), the committee evaluates the source of quoted market prices. For those investments that do not have quoted market prices, the committee proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment may exist, include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, the investment committee discusses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher performs a process to compare the investment's carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is deemed to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an investment in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management's conclusions were different.

During the first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher's support, it is doubtful that these operations will be able to execute their business plans. Therefore, Gallagher's investments were deemed to be other-than-temporarily impaired leading to a $25.7 million pretax charge.

Due to the nature of investments, they are subject to risk and therefore, Gallagher cannot give assurance that there will not be further impairments in the future should conditions change.

5.  Business Combinations

During the three-month period ended March 31, 2003, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock using the purchase accounting method for recording business combinations (in millions except share data):

                                     Common                                            Recorded
 Name and Effective Date of          Shares       Common        Cash      Escrow       Purchase    Contingent
       Acquisitions                  Issued     Share Value     Paid     Deposited      Price       Payable
---------------------------------  ----------  -------------  --------  -----------  ------------  ------------
                                      (000s)

W. E. Kingsley Co. (KEWC)
    January 1, 2003                     101          $ 2.7       $ -       $ 0.3          $  3.0       $  -
McRory & Company (MRC)
    January 1, 2003                      54            1.4         -         0.2             1.6          -
Harman & McRory (HMRC)
    January 1, 2003                      49            1.3         -         0.1             1.4          -
Benefits Planning & Insurance
  Agency, Inc. (BPI)
    February 28, 2003                   577           12.7         -         1.4            14.1        8.5
                                   ----------  -------------  --------  -----------  ------------  ------------
                                        781          $18.1       $ -       $ 2.0          $ 20.1      $ 8.5
                                   ==========  =============  ========  ===========  ============  ============

Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of purchase price adjustment provisions are recorded as downward adjustments to goodwill when the escrows are settled. The contingent payable that is disclosed in the foregoing table represents the maximum amount of additional consideration that could be paid per the purchase agreement. This contingent obligation is primarily based upon future earnings of the acquired entity and is not included in the purchase price that was recorded for this acquisition at the date of acquisition. Future payments made under this arrangement will be recorded as upward adjustments to goodwill when the contingencies are settled.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

                                    KEWC       MRC       HMRC        BPI        Total
                                  --------   -------   --------   --------   -----------
                                     $ 3.1     $ 1.0      $ 0.5      $ 0.1         $ 4.7
Current assets
Fixed assets                           0.1         -          -          -           0.1
Goodwill                               1.2       1.1        1.0       11.8          15.1
Expiration lists                       0.9       0.3        0.2        2.1           3.5
Non-compete agreements                 0.4       0.1        0.1        1.0           1.6
                                  --------   -------   --------   --------   -----------
  Total assets acquired                5.7       2.5        1.8       15.0          25.0
Current liabilities                    2.7       0.9        0.4        0.9           4.9
                                  --------   -------   --------   --------   -----------

  Total liabilities assumed            2.7       0.9        0.4        0.9           4.9
                                  --------   -------   --------   --------   -----------
  Total net assets acquired          $ 3.0     $ 1.6      $ 1.4      $14.1        $ 20.1
                                  ========   =======   ========   ========   ===========

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $15.1 million, $3.5 million and $1.6 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 15 years and 6 years, respectively. The $3.5 million of expiration lists and $1.6 million of non-compete agreements related to the 2003 acquisitions are not expected to be deductible for income tax purposes.

Gallagher's consolidated financial statements for the three-month period ended March 31, 2003 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchase acquisitions had been acquired at January 1, 2002 (in millions, except per share data):

                                             Three-month period ended
                                                    March 31,
                                           -----------------------------
                                               2003           2002
                                           -------------- --------------

Total revenues                                  $  255.4       $  251.9

Net earnings                                        11.9           33.6

Basic net earnings per share                         .13            .39

Diluted net earnings per share                       .13            .37



The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2002, nor is it necessarily indicative of future operating results.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

                                                                       Three-month period ended
                                                                              March 31,
                                                                       ------------------------
                                                                          2003           2002
                                                                       ----------     ---------
Net earnings                                                           $   11.9        $   33.7
                                                                       ========        ========
Weighted average number of common shares outstanding                       88.8            85.4
Dilutive effect of stock options using the treasury stock method            3.5             5.2
                                                                       --------        --------
Weighted average number of common and common equivalent
 shares outstanding                                                        92.3            90.6
                                                                       ========        ========
Basic net earnings per share                                           $    .13        $    .39
Diluted net earnings per share                                              .13             .37

Options to purchase 2.7 million and 0.1 million shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. These options were excluded from the computation because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7.  Stock Option-Based Compensation

At March 31, 2003, Gallagher has four stock-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. Gallagher accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to stock option-based employee compensation (in millions, except per share data):


                                                                       Three-month period ended
                                                                              March 31,
                                                                       ------------------------
                                                                        2003              2002
                                                                       -------           ------
Net earnings, as reported                                              $ 11.9            $ 33.7

Deduct:  Total stock option-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                 (1.1)             (0.9)
                                                                        -----             -----
Pro forma net earnings                                                 $ 10.8            $ 32.8
                                                                        =====             =====
Basic net earnings per share - pro forma                               $  .12            $  .38
Diluted net earnings per share - pro forma                                .12               .36


As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123, diluted net earnings per share as reported for both three-month periods ended March 31, 2003 and 2002 would have been reduced by $.01. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

8.  Deferred Compensation

Gallagher has a Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher's Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

Effective on March 31, 2003 and 2002, Gallagher contributed $4.4 million and $4.0 million, respectively, to the plan through the issuance of 169,000 and 122,000 shares, respectively, of Gallagher's common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as an equity instrument. The unearned deferred compensation balance is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher's consolidated financial statements. During the three-month periods ended March 31, 2003 and 2002, $0.2 million and $0.1 million, respectively, was charged to compensation expense related to this plan.

9.  Restricted Stock Awards

Gallagher has an incentive compensation plan for several of its key executives and management personnel. The compensation under this plan is determined by a formula applied to the pretax profitability of certain operating divisions and may include an equity award as part of such incentive compensation.

Effective on March 31, 2003 and 2002, Gallagher contributed 275,000 and 274,000 shares, respectively, of its common stock to the plan, with an aggregate fair value of $7.2 million and $9.0 million, respectively, as of those dates. Also, effective on March 31, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Also, effective on March 31, 2002, Gallagher granted, to its Chief Executive Officer, a restricted stock award of 32,000 shares of Gallagher common stock with an aggregate fair value of $1.0 million as of that date. All of the 2003 restricted stock awards vest over a two-year period at the rate of 50% per year beginning on March 31, 2004. All of the 2002 restricted stock awards vest over a three-year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders' equity, which will be ratably charged to compensation expense over the vesting period of the participants. During the three-month period ended March 31, 2003, $0.8 million was charged to compensation expense related to the 2002 awards. There were no amounts charged to compensation expense related to the 2003 awards in the first quarter of 2003. In addition, there were no amounts charged to compensation expense related to this incentive compensation plan in the first quarter of 2002.

10.  Commitments, Contingencies and Financial Guarantees

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. For minimum aggregate rental commitments at December 31, 2002, see Note 15 to the consolidated financial statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002.

As more fully described in Note 4 to the consolidated financial statements, at March 31, 2003, Gallagher had LOCs, financial guarantees and funding commitments related to its trading securities, investments and consolidated investments.

 At March 31, 2003, Gallagher had LOCs, financial guarantees and funding commitments totaling $7.3 million (net of recorded liabilities of $3.2 million) related to its brokerage and risk management services operations as more fully described in Note 15 to the consolidated financial statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002.

Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher's consolidated financial position or operating results. Gallagher's financial services subsidiary is party to a lawsuit relating to its investment in the synthetic fuel industry which, if determined adversely to the subsidiary on substantially all claims and for a substantial amount of the damages asserted, could have a material adverse effect on Gallagher. However, Gallagher believes that the plaintiff's claims lack merit. The subsidiary is vigorously defending such claims and has asserted counterclaims against the plaintiff.

11.  Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment represents three operating divisions: Retail Brokerage Services, Wholesale Brokerage Services and Gallagher Benefit Services The Brokerage segment, for commission or fee compensation, places commercial property-casualty and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher's clients or clients of other brokers. The Financial Services segment is responsible for managing Gallagher's diversified investment portfolio to maximize long-term after-tax returns. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher's segments is as follows (in millions):

                                                            Three-month period ended
                                                                    March 31,
                                                            ------------------------
                                                              2003           2002
                                                            ------------ -----------
Brokerage

Total revenues                                              $   188.0     $    154.7
                                                            =========     ==========
Earnings before income taxes                                $    26.8     $     25.7
                                                            =========     ==========
Identifiable assets at March 31, 2003 and 2002              $ 1,773.8     $  1,521.0
                                                            =========     ==========
Risk Management

Total revenues                                              $    76.7     $     70.0
                                                            =========     ==========
Earnings before income taxes                                $    10.7     $     11.6
                                                            =========     ==========
Identifiable assets at March 31, 2003 and 2002              $    84.5     $     72.3
                                                            =========     ==========

Financial Services

Total revenues                                              $   (10.4)    $     14.3
                                                            =========     ==========
Earnings (loss) before income taxes                         $   (21.7)    $     11.5
                                                            =========     ==========
Identifiable assets at March 31, 2003 and 2002              $   634.1     $    579.3
                                                            =========     ==========

Review by Independent Auditors

The consolidated financial statements at March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been reviewed, prior to filing, by Ernst & Young LLP, Gallagher's independent auditors, and their report is included herein.

                     Independent Accountants' Review Report

Board of Directors and Stockholders
Arthur J. Gallagher & Co.


We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2003 and the related consolidated statement of earnings for the three-month periods ended March 31, 2003 and 2002, and the consolidated statement of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Gallagher's management.

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


                                            /s/ Ernst & Young LLP
                                            ------------------------------------
                                                Ernst & Young LLP

Chicago, Illinois
May 15, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher's consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the P/C market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher's investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

Insurance Market Overview

During the period from 1986 to 2000, heavy competition for market share among P/C insurance carriers resulted in low premium rates. This "soft market" (i.e., low premium rates) generally resulted in flat or reduced renewal commissions. During this soft market, natural catastrophes and other losses resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, resulted in fewer insurance companies. Increased property replacement costs and increasingly large litigation awards caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. In spite of these forces, there were opposing factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result was that P/C premium rates remained low through 1999. Years of underwriting losses coupled with the downward turn in equity markets and interest rates for the past three years have placed insurers in the situation of having to replenish depleted reserves. In order to restore reserves, many carriers began to increase premium rates in 2000 and continued to do so throughout 2001 and 2002 and into 2003, particularly after the events described below.

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market's steep decline, lower interest rates and diminished risk capacity have led to the unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a "hard market" and generally results in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher's operating results. Since September 11th, the increased premium rates charged by insurance companies have had a positive impact on Gallagher's 2002 and 2003 operating results. Although management believes this hard market will continue during 2003, the longevity of the hard market and its future effect on Gallagher's operations is difficult to predict. While the rate of increase in premiums in the P/C marketplace has slowed, certain types of coverages, such as directors and officers and medical malpractice liability, continue to have a high rate of increase.

In a period of rising insurance costs, there is resistance among certain "risk" buyers (Gallagher's clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance is causing some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. In addition, some buyers are switching to negotiated fee in lieu of commission arrangements with Gallagher for placing their risk. Other buyers are moving toward the alternative insurance market, which could have a favorable effect on Gallagher's Risk Management Services segment. These factors tend to reduce commission revenue to Gallagher. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services will continue to be a major factor in Gallagher's fee revenue growth during 2003. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by insurance companies have had a greater impact on Gallagher's revenues than inflation.

Critical Accounting Policies

Gallagher's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002 for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies, are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance company. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company. Commissions on premiums billed directly by insurance companies relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance company. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

Fee revenues generated from the Brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues. Fee revenues generated from the Risk Management segment relate to third party claims administration, loss control and other risk management consulting services, which are provided over a period of time, typically one year. These fee revenues are recognized ratably as the services are rendered. The income effects of subsequent fee adjustments are recorded when the adjustments become known.

Premiums and fees receivable in the consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations is established through a charge to revenues, while the allowance for doubtful accounts is established through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews the adequacy of these allowances and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Fair Value of Investments

Trading Securities - Trading securities managed directly by Gallagher and by third party managers consist primarily of common and preferred stocks and corporate bonds. The trading securities managed by third parties are generally structured through limited partnerships. All of the trading securities are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings. The fair value for these securities is primarily based on quoted market prices. To the extent that quoted market prices are not available, fair value is determined based on other relevant factors including dealer price quotations, price quotations for similar instruments in different markets and pricing models. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized. The use of different pricing models or assumptions could produce different results.

Other Investments - For those investments that do not have quoted market prices, Gallagher proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment may exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher will assess its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher performs a process to compare the investment's carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write down may be required if the estimated fair value is not less than the current carrying value or the decline in value is deemed to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an investment in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management's conclusions were different.

Due to the nature of investments, they are subject to risk and therefore, Gallagher cannot give assurance that there will not be further impairments in the future should conditions change.

Intangible Assets

Intangible assets consist of the excess of cost over the value of net tangible assets of acquired businesses, expiration lists and non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements). Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results.

Goodwill is not amortized, but is subject to periodic reviews for impairment (at least annually or more frequently if impairment indicators arise). Gallagher reviews goodwill and other intangible assets for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, a loss would be recognized for the difference. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Effect of New Pronouncements

See Note 2 to the consolidated financial statements for a discussion on the effects of new pronouncements.

Reclassification of Previously Reported Financial Statements

See Note 3 to the consolidated financial statements for a discussion on the reclassification of previously reported financial statements.

2003 Acquisitions

See Note 5 to the consolidated financial statements for a discussion on the 2003 acquisitions.

Results of Operations

Brokerage

The Brokerage segment represents three operating divisions: Retail Brokerage Services, Wholesale Brokerage Services and Gallagher Benefit Services The Brokerage segment, for commission or fee compensation, places commercial property-casualty and employee benefit-related insurance on behalf of its customers. Financial information relating to Gallagher's Brokerage segment is as follows (in millions):


                                                                                     Three-month period ended
                                                                                             March 31,
                                                                                   -----------------------------    Percent
                                                                                       2003            2002          change
                                                                                   -------------- -------------- --------------
Commissions                                                                         $    168.6     $    143.1              18%
Fees                                                                                      27.7           20.1              38%
Investment income - fiduciary                                                              1.8            1.7               6%
                                                                                   -------------- --------------
    Gross revenues                                                                       198.1          164.9              20%
Less brokerage                                                                           (10.1)         (10.2)             (1%)
                                                                                   -------------- --------------
    Total revenues                                                                       188.0          154.7              22%
                                                                                   -------------- --------------
Compensation                                                                             114.7           94.0              22%
Other operating                                                                           41.4           31.2              33%
Depreciation                                                                               3.0            2.6              15%
Amortization                                                                               2.1            1.2              75%
                                                                                   -------------- --------------
    Total expenses                                                                       161.2          129.0              25%
                                                                                   -------------- --------------
Earnings before income taxes                                                              26.8           25.7               4%
Provision for income taxes                                                                 6.7            8.0             (16%)
                                                                                   -------------- --------------
Net earnings                                                                        $     20.1     $     17.7              14%
                                                                                   ============== ==============

Growth - revenues                                                                           22%            20%
Organic growth in commissions and fees                                                      15%            14%
Growth - pretax earnings                                                                     4%            11%
Compensation expense ratio                                                                  58%            57%
Other operating expense ratio                                                               21%            19%
Effective tax rate                                                                          25%            31%
Pretax margin                                                                               14%            16%

Identifiable assets at March 31, 2003 and 2002                                      $  1,773.8      $ 1,521.0
                                                                                   ============== ==============


The increase in commissions in 2003 was principally due to new business production, renewal rate increases and an increase in contingent commissions, all of which aggregated to $50.9 million and were partially offset by lost business of $27.0 million. The increase in fees in 2003 resulted from new business production and renewal rate increases of approximately $7.3 million, which was partially offset by lost business of $2.7 million. Also contributing to the increase in commissions and fees in 2003 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues in 2003 was 15% compared to 14% in 2002. Organic growth represents the increase in revenues before the impact of the 2003 and 2002 acquisitions accounted for as purchases.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, was relatively unchanged in 2003 compared to 2002. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2003 was higher than usual and is primarily due to an increase in employee headcount in the period from March 31, 2002 to March 31, 2003, salary increases, increases in incentive compensation linked to Gallagher's overall operating results, a corresponding increase in employee benefit expenses, and increases in pension and medical insurance costs in 2003. The increase in employee headcount relates to the hiring of additional production and support staff to generate the recent and future new business growth and the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months. Compensation as a percentage of commission and fee revenues increased to 58% in the first quarter of 2003 from 57%. These percentages are higher-than-normal primarily due to the investments made in new personnel during the past 24 months as it takes time for the commission and fee revenues generated from the new production personnel to cover their fixed costs and to contribute favorably to pretax earnings.

The increase in other operating expenses in 2003 over 2002 was due primarily to an increase in fees for professional services, costs associated with leased office space and office expansion and business insurance costs. Also contributing were increases in travel and entertainment costs, due primarily to new business development from new producers.

The increase in depreciation expense was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves made during the last twelve months. Also contributing to the increase in depreciation expense in 2003 was the depreciation expense associated with the acquisitions accounted for as purchases that were made in the last 12 months.

The increase in amortization was due primarily to amortization expense associated with acquisitions accounted for as purchases that were made in the last 12 months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

The overall effective income tax rate was 25% for the first quarter of 2003 compared to 31% for the first quarter of 2002. These rates reflect the effect of tax credits generated by investments in limited partnerships that operate low income housing and alternative energy projects, which are partially offset by state and foreign taxes. The decrease in the effective income tax rate in 2003 is due to a synthetic fuel transaction that was consummated in the first quarter 2003. Gallagher expects that the additional tax credits generated from this transaction will keep the effective tax rate in the mid-20% range for 2003.

Risk Management

The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher's clients or clients of other brokers. Financial information relating to Gallagher's Risk Management segment is as follows (in millions):


                                                                                     Three-month period ended
                                                                                             March 31,
                                                                                   -----------------------------     Percent
                                                                                       2003            2002          change
                                                                                   -------------- -------------- --------------
Fees                                                                                $     76.5     $     69.8            10%
Investment income - fiduciary                                                              0.2            0.2             0%
                                                                                   -------------- --------------
    Total revenues                                                                        76.7           70.0             9%
                                                                                   -------------- --------------
Compensation                                                                              42.3           37.8            12%
Other operating                                                                           21.4           18.6            15%
Depreciation                                                                               2.3            2.0            15%
                                                                                   -------------- --------------
    Total expenses                                                                        66.0           58.4            13%
                                                                                   -------------- --------------
Earnings before income taxes                                                              10.7           11.6            (9%)
Provision for income taxes                                                                 2.6            3.6           (28%)
                                                                                   -------------- --------------
Net earnings                                                                        $      8.1    $       8.0             1%
                                                                                   ============== ==============

Growth - revenues                                                                            9%             7%
Organic growth in fees                                                                      10%             7%
Growth - pretax earnings                                                                    (9%)           26%
Compensation expense ratio                                                                  55%            54%
Other operating expense ratio                                                               28%            27%
Effective tax rate                                                                          25%            31%
Pretax margin                                                                               14%            17%

Identifiable assets at March 31, 2003 and 2002                                      $     84.5     $     72.3
                                                                                   ============== ==============


The increase in fees in 2003 was due primarily to new business production of approximately $12.6 million, renewal rate increases and favorable retention rates on existing business partially offset by lost business of $7.5 million. The organic growth in fee revenues in 2003 was 10% compared to 7% in 2002.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, was unchanged in 2003 compared to 2002. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn. The increase in compensation expense in 2003 was due to an increase in employee headcount in the period from March 31, 2002 to March 31, 2003, salary increases, a corresponding increase in employee benefit expenses, and increases in pension and medical insurance costs in 2003.

The increase in other operating expenses in 2003 over 2002 was due primarily to an increase in fees for professional services, costs associated with leased office space and office expansion and business insurance costs.

The increase in depreciation expense is due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves made during the last 12 months.

Financial Services

The Financial Services segment is responsible for managing Gallagher's diversified investment portfolio to maximize long-term after-tax returns. Financial information relating to Gallagher's Financial Services segment is as follows (in millions):

                                                                 Three-month period ended
                                                                         March 31,
                                                                 ------------------------         Percent
                                                                  2003              2002           change
                                                                 ------            ------         -------
Investment income:
  Cash and cash equivalents                                      $  0.6            $  0.9           (33%)
  Trading securities                                               (0.2)              1.5          (113%)
  AAC related investments                                           0.8               1.1           (27%)
  Low income housing investments                                    0.3               0.7           (57%)
  Shopping centers & other commercial real estate                  (0.6)                -           NMF
  Alternative energy investments                                    9.9               5.7            74%
  Venture capital                                                  (0.4)             (0.2)         (100%)
  Consolidated investments                                          2.9               2.0            45%
  Other                                                             2.0               4.0           (50%)
                                                                 ------            ------
Total investment income                                            15.3              15.7            (3%)
Investment losses                                                 (25.7)             (1.4)          NMF
                                                                 ------            ------
  Total revenues                                                  (10.4)             14.3          (173%)
                                                                 ------            ------
  Total expenses                                                   11.3               2.8           304%
                                                                 ------            ------
Earnings (loss) before income taxes                               (21.7)             11.5          (289%)
Provision (benefit) for income taxes                               (5.4)              3.5          (254%)
                                                                 ------            ------
Net earnings (loss)                                              $(16.3)           $  8.0          (304%)
                                                                 ======            ======
Identifiable assets at March 31, 2003 and 2002                   $634.1            $579.3
                                                                 ======            ======

Investment income from cash and cash equivalents can vary from quarter-to-quarter as a result of the timing of excess cash flow.

The decrease in investment income from trading securities in 2003 was primarily due to a sharp decline in the equity markets during the first quarter of 2003 and to the reclassification of Gallagher's marketable securities portfolio from available for sale to trading in the third quarter of 2002. Effective
September 30, 2002, Gallagher reclassified its marketable securities portfolio from available for sale to trading. As a result of this reclassification, changes in unrealized gains and losses on this portfolio are recorded in investment income in the consolidated statement of earnings. Prior to September 30, 2002, changes in unrealized gains and losses on this portfolio were recorded in stockholders' equity as accumulated other comprehensive earnings or losses.

Investment income from AAC related investments, low income housing investments, commercial real estate and venture capital investments were relatively unchanged in 2003 compared to 2002.

The increase in investment income from alternative energy investments in 2003 was due to the sale of Gallagher's interests in limited partnerships that operate synthetic fuel facilities. Gallagher recognizes installment gains based on qualified fuel production generated by these facilities. In the first quarter of 2003, production at these facilities, which ultimately determines the amount of the gains realized, was approximately equal to the expected annualized rate of production. Also contributing to the year-over-year increase was the short-term shut down of production in the first quarter of 2002 as the movable equipment was relocated to permanent sites to accommodate the delivery of synthetic fuel to the end user.

The increase in investment income from consolidated investments in 2003 was due to the acquisition of the airplane leasing company in the second quarter of 2002. On May 31, 2002, a 90% owned subsidiary of Gallagher acquired the net assets of a leasing company that leases two cargo airplanes to the French Postal Service.

Other income primarily represents gains from book-of-business dispositions (one each in 2003 and 2002).

In the first quarter 2003, Gallagher decided to exit from its investments in venture capital, development stage enterprises and turn-arounds and recorded a pretax charge of $25.7 million to reduce the carrying values of these investments to their estimated realizable value. Gallagher does not intend to make new investments in these investment classes.

Total expenses of this segment include compensation, interest, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and depreciation. The increase in 2003 was due primarily to an increase in professional fees associated with investment transactions and operating expenses of the alternative energy investments. In addition, first quarter 2002 expenses were unusually low due to the timing of incentive compensation and professional fees that were incurred in the second quarter of 2002.

Financial Condition and Liquidity

Cash Provided by Operations - The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher's investment portfolio has been primarily generated from the excess cash provided by its operations, and tax savings generated from tax advantaged investments. Cash provided by operating activities was $58.3 million and $11.3 million for the three-month periods ended March 31, 2003 and 2002, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations vary substantially from quarter-to-quarter and year-to-year. Funds restricted as to Gallagher's use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher's overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its line-of-credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its line-of-credit agreements have been sufficient to fund Gallagher's operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the foreseeable future.

Borrowings - Gallagher has a $150.0 million line-of-credit agreement it uses to post LOCs and from time-to-time borrows to supplement operating cash flows. At March 31, 2003, $50.7 million was used primarily for investment related LOCs discussed in Notes 4 and 10 to the consolidated financial statements and $99.3 million remains available for potential borrowings through September 10, 2003. There were no borrowings outstanding under the line-of-credit agreement at March 31, 2003. Facility fees are .10% on the used and unused portions, the interest rate is based on the prime commercial rate or LIBOR plus .40% and terms include various covenants based on net worth and expenditure levels. Gallagher was in compliance with these covenants at March 31, 2003. Gallagher does not expect difficulties in obtaining a new line-of-credit facility by September 10, 2003.

Consolidated Investment Related Borrowings - As more fully described in Note 4 to the consolidated financial statements, at March 31, 2003, the accompanying balance sheet includes $153.0 million of borrowings related to Gallagher's consolidated investment enterprises of which $35.1 million is recourse to Gallagher's other operations.

Off-Balance Sheet Debt - Gallagher's unconsolidated investment portfolio includes investments in enterprises where Gallagher's ownership is between 3% and 50%. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher's ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher's consolidated balance sheets at March 31, 2003 and December 31, 2002. The March 31, 2003 and December 31, 2002 balance sheets of several of these unconsolidated investments contain outstanding debt, which is not required to be included in Gallagher's consolidated balance sheets.

In certain cases, Gallagher guarantees a portion of the enterprises' debt. Based on the ownership structure of these investments, management believes that Gallagher's exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, letters of credit and financial guarantees. In the event that certain of these enterprises were to default on their debt obligations and Gallagher's net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher's consolidated operating results and/or financial position. See Notes 4 and 10 to the consolidated financial statements.

Dividends - Through the first three months of 2003, Gallagher paid $13.3 million in cash dividends on its common stock. Gallagher's dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher's available cash from earnings and its anticipated cash needs. On April 15, 2003, Gallagher paid a first quarter dividend of $.18 per share to shareholders of record at March 31, 2003, a 20% increase over the first quarter dividend per share in 2002.

Capital Expenditures - Net capital expenditures were $9.9 million and $11.2 million for each of the three-month periods ended March 31, 2003 and 2002, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $5.5 million in 2003 and $2.7 million in 2002, the majority of which are related to the Florida residential development project. In 2003, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase approximately 4.3 million additional shares through June 30, 2003. Under the plan, Gallagher repurchased 239,000 shares at a cost of $5.8 million in the first three months of 2003. There were no repurchases made in the first three months of 2002. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Contractual Obligations and Commitments

In addition to obligations and commitments related to Gallagher's investing activities discussed above, at March 31, 2003, Gallagher has posted LOCs of $5.2 million and $5.3 million related to self insurance deductibles and client self insurance deductibles, respectively. Gallagher has a recorded liability of $3.2 million related to its self insurance deductibles and has collateral on the client's self insurance deductibles valued at $12.5 million. See Note 15 to the consolidated financial statements included in Gallagher's Annual Report on Form 10-K for the year ended December 31, 2002.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additional written or oral forward-looking statements may be made by Gallagher from time to time in information provided to the Securities and Exchange Commission (SEC), press releases, its website, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher's operations and income taxes. In addition, when used in this report, the words "anticipates," "believes," "should," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts' reports and opinions and long-term trends, as well as management's expectations concerning future events impacting Gallagher.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2003 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher's view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher's consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher's estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher has a comprehensive and diversified investment portfolio. Gallagher's invested assets are held as cash and cash equivalents and trading securities. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

The fair value of Gallagher's cash and cash equivalents investment portfolio at March 31, 2003 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2003.

At March 31, 2003, the fair value of Gallagher's trading securities portfolio was $55.6 million. This portfolio is managed internally and externally by several independent fund managers.

The fair value of Gallagher's trading securities portfolio managed internally was $15.6 million at March 31, 2003. The overall objective of the trading securities portfolio is to provide Gallagher with a stable after-tax yield. This unhedged portfolio consists primarily of dividend-yielding preferred stocks that are more sensitive to interest rate risk than to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one-percentage point increase in short-term interest rates would be approximately $1.7 million at March 31, 2003.

The fair value of Gallagher's trading securities portfolio managed externally was $40.0 million at March 31, 2003. This portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher's exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments' underlying principal balances. The external managers may use hedge strategies such as "selling short" equity securities in order to mitigate the effects of changes in equity prices thereby attempting to make any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at March 31, 2003. While several of these fund managers hedge parts of their investment strategies, equity pricing risk cannot be completely eliminated.

Gallagher has other investments that have valuations that are indirectly influenced by equity market and general economic conditions that can change rapidly. In addition, some investments require direct and active financial and operational support from Gallagher. A future material adverse effect may result from changes in market conditions or if Gallagher elects to withdraw financial or operational support.

At March 31, 2003, Gallagher had no borrowings outstanding under its line-of-credit agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher's weighted average short-term borrowing rate at March 31, 2003 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2003 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $1.7 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management's opinion that this foreign currency exchange risk is not material to Gallagher's consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a "balanced book" which minimizes the effects of currency fluctuations.

Item 4. Controls and Procedures

Within the 90-day period prior to filing this report, Gallagher management carried out an evaluation, under the supervision and with the participation of Gallagher's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of Gallagher's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the CEO and CFO have concluded that Gallagher's disclosure controls and procedures were effective as of the date of such evaluation.

There have been no significant changes in Gallagher's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of Gallagher's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II- Other Information

Item 2. Changes in Securities

Effective on March 31, 2003, Gallagher contributed 275,000 shares of its common stock to an incentive plan, with an aggregate fair value of $7.2 million as of that date. Also, effective on March 31, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. These 2003 restricted stock awards vest over a two-year period at the rate of 50% per year beginning on March 31, 2004.

Effective on March 31, 2003, Gallagher contributed $4.4 million to the Deferred Equity Participation Plan through the issuance of 169,000 shares of Gallagher common stock. Distributions under the plan normally may not be made until the participant retires after reaching age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher's common stock.

Exemption from registration is provided under Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          15.1 Letter of awareness from Ernst & Young LLP concerning unaudited interim financial information.

          99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the three-month period ended March 31, 2003.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2003.

                            Arthur J. Gallagher & Co.

                            /s/ Douglas K. Howell
                            --------------------------------------------------
                                            Douglas K. Howell
                                Vice President and Chief Financial Officer
                                   (principal financial officer and duly
                                            authorized officer)

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

Date: May 15, 2003

                                         /s/ J. Patrick Gallagher, Jr.
                                        ----------------------------------------
                                              J. Patrick Gallagher, Jr.
                                         President and Chief Executive Officer
                                            (principal executive officer)

                            Arthur J. Gallagher & Co.
                           Certifications Pursuant to
                                 Section 302 of
                   The Sarbanes-Oxley Act of 2002 (Continued)

Certification

I, Douglas K. Howell, certify that:

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

Date: May 15, 2003

                                  /s/ Douglas K. Howell
                                  ----------------------------------------------
                                                  Douglas K. Howell
                                     Vice President and Chief Financial Officer
                                            (principal financial officer)

                            Arthur J. Gallagher & Co.

                                  Exhibit Index

15.1 Letter of awareness from Ernst & Young LLP concerning unaudited interim financial information.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.