Form 10-Q
period 2003-06-30
GALLAGHER ARTHUR J & CO
filed 2003-07-24
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Pierce Place, Itasca, Illinois	60143-3141
(Address of principal executive offices)	(Zip code)

(630) 773-3800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒  NO  ☐

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2003 was 90,581,464.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited – in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2003	2002	2003	2002
Commissions	$180.3	$156.7	$348.9	$299.8
Fees	109.1	91.9	213.3	181.8
Investment income – fiduciary funds	2.0	2.7	4.0	4.6
Investment income – all other	17.9	12.7	33.2	28.4
Investment gains (losses)	—	13.1	(25.7)	11.7

Gross revenues	309.3	277.1	573.7	526.3
Less brokerage	(10.3)	(10.3)	(20.4)	(20.5)

Total revenues	299.0	266.8	553.3	505.8

Compensation	161.6	141.1	318.6	272.9
Other operating	63.5	55.3	126.3	105.1
Investment expenses	14.2	10.9	21.5	10.6
Interest	2.0	2.6	4.1	4.8
Depreciation	7.2	6.1	14.4	11.6
Amortization	2.2	2.2	4.3	3.4

Total expenses	250.7	218.2	489.2	408.4

Earnings before income taxes	48.3	48.6	64.1	97.4
Provision for income taxes	12.1	14.1	16.0	29.2

Net earnings	$36.2	$34.5	$48.1	$68.2

Basic net earnings per share	$.40	$.39	$.54	$.79
Diluted net earnings per share	.39	.37	.52	.74
Dividends declared per common share	.18	.15	.36	.30

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2003	December 31, 2002
	(Unaudited)
Cash and cash equivalents	$149.0	$152.6
Restricted cash	285.0	256.3
Trading securities	54.3	58.2
Investments – current	38.1	37.9
Premiums and fees receivable	1,318.1	1,183.7
Other current assets	107.5	84.9

Total current assets	1,952.0	1,773.6
Investments – long-term	147.7	168.4
Fixed assets related to consolidated investments – net	184.9	185.4
Other fixed assets – net	63.7	65.6
Deferred income taxes	102.3	102.4
Other noncurrent assets	38.2	33.1
Goodwill – net	100.6	84.2
Amortizable intangible assets – net	54.9	50.9

Total assets	$2,644.3	$2,463.6

Premiums payable to insurance and reinsurance companies	$1,647.6	$1,488.2
Accrued compensation and other accrued liabilities	154.4	165.7
Unearned fees	27.6	19.4
Income taxes payable	0.5	11.0
Other current liabilities	17.2	17.5
Corporate related borrowings	9.0	25.0
Consolidated investments related borrowings – current	25.6	22.8

Total current liabilities	1,881.9	1,749.6
Consolidated investments related borrowings – long-term	126.7	128.3
Other noncurrent liabilities	63.2	57.5
Stockholders’ equity:
Common stock – issued and outstanding 90.6 shares in 2003 and 88.5 shares in 2002	90.6	88.5
Capital in excess of par value	128.5	92.7
Retained earnings	376.6	361.0
Unearned deferred compensation	(10.4)	(6.5)
Unearned restricted stock	(12.8)	(7.5)

Total stockholders’ equity	572.5	528.2

Total liabilities and stockholders’ equity	$2,644.3	$2,463.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Six-month period ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$48.1	$68.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (gain) on investments and other	24.1	(11.8)
Gain on sales of operations	(2.5)	(2.5)
Depreciation and amortization	18.7	15.1
Increase in restricted cash	(28.7)	(17.4)
Increase in premiums receivable	(121.8)	(129.9)
Increase in premiums payable	152.1	158.9
Decrease (increase) in trading securities – net	5.5	(0.1)
Increase in other current assets	(26.0)	(13.3)
Decrease in accrued compensation and other accrued liabilities	(11.2)	(24.3)
Decrease in income taxes payable	(10.6)	(33.0)
Tax benefit from issuance of common stock	9.0	16.7
Net change in deferred income taxes	0.5	0.1
Other	(1.2)	(15.9)

Net cash provided by operating activities	56.0	10.8

Cash flows from investing activities:
Purchases of marketable securities	—	(9.1)
Proceeds from sales and maturities of marketable securities	—	10.0
Net additions to fixed assets	(12.6)	(21.9)
Cash paid for acquisitions, net of cash acquired	2.7	(1.0)
Proceeds from sales of operations	2.5	2.5
Other	(1.1)	(4.6)

Net cash used by investing activities	(8.5)	(24.1)

Cash flows from financing activities:
Proceeds from issuance of common stock	12.7	13.2
Repurchases of common stock	(19.6)	—
Dividends paid	(29.4)	(23.9)
Borrowings on line of credit facilities	31.0	218.6
Repayments on line of credit facilities	(44.3)	(182.0)
Repayments of long-term debt	(1.5)	(0.5)

Net cash (used) provided by financing activities	(51.1)	25.4

Net (decrease) increase in cash and cash equivalents	(3.6)	12.1
Cash and cash equivalents at beginning of period	152.6	98.5

Cash and cash equivalents at end of period	$149.0	$110.6

Supplemental disclosures of cash flow information:
Interest paid	$4.7	$5.5
Income taxes paid	37.1	56.2

See notes to consolidated financial statements.

Notes to June 30, 2003 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2002 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. As discussed in Note 3 to the consolidated financial statements, certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002 and in Gallagher’s Current Report on Form 8-K dated June 25, 2003.

2. Effect of New Pronouncements

Guarantees – In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (Interpretation 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which will significantly change current practice in the accounting for, and disclosure of, guarantees and commitments. Interpretation 45 requires certain guarantees to initially be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and estimable, as those terms are defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is also a change from general current practice.

The Interpretation’s disclosure requirements were effective for all guarantees, regardless of the initiation date, for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued, renewed or modified after December 31, 2002. Gallagher implemented the disclosure requirements of Interpretation 45 in 2002, which were presented in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002. Gallagher evaluated one letter of credit pursuant to Interpretation 45 during each of the first and second quarters of 2003 and the impact was immaterial. Gallagher will evaluate all new or renewing guarantees each quarter to determine the impact on Gallagher’s consolidated financial statements. The adoption of Interpretation 45 could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Notes 4 and 10 to the consolidated financial statements.

Consolidation of Variable Interest Entities – In the 3rd quarter of 2003, Gallagher will adopt FASB Interpretation No. 46 (Interpretation 46), “Consolidation of Variable Interest Entities,” which requires Gallagher to consolidate certain partially owned or financed corporations and partnerships or variable interest entities that were previously not consolidated because they were not controlled by Gallagher through majority voting interests.

Gallagher has a number of partially owned or financed entities subject to Interpretation 46, most of which are listed in Note 4 to the consolidated financial statements. Gallagher’s investments subject to Interpretation 46 include entities such as qualified affordable housing and alternative energy partnerships intended primarily to be income tax credit generators, synthetic fuel facility partnerships intended to produce both tax credits and pretax income, real estate development partnerships intended to generate gains and venture capital partnerships and corporations intended to generate equity income and realized gains.

Management is currently evaluating the impact Interpretation 46 will have on Gallagher’s consolidated financial statements. This evaluation process is complex and there is limited implementation guidance available. Moreover, since Interpretation 46 was issued, a number of general interpretive questions have been raised by various accounting and legal experts regarding its application, in a variety of contexts. At June 30, 2003, assets of partially owned entities that Gallagher may have to consolidate when it adopts Interpretation 46 totaled approximately $200 million. However, Gallagher’s maximum exposure to losses related to these investments including net carrying value, letters of credit, financial guarantees and funding commitments is approximately $20 million. Subject to the foregoing, management anticipates that the adoption of Interpretation 46 is not likely to have a material effect on Gallagher’s consolidated net earnings or stockholders’ equity, although it is reasonably possible that partially owned entities in addition to those included in the amounts discussed above may be required to be consolidated.

In addition to the consolidation of certain variable interest entities, Interpretation 46 requires disclosures of other partially owned entities that are not consolidated. See Note 4 to the consolidated financial statements for certain disclosures relating to partially owned entities at June 30, 2003.

3. Reclassification of Previously Reported Financial Statements

During the first quarter of 2003, Gallagher reviewed its historical segment disclosures and determined that it would be appropriate to change how the segment information is reported. Prior to 2003, Gallagher reported three operating segments, brokerage, risk management and financial services, and a corporate segment. For the 2003 segment disclosures, Gallagher has only reported the three operating segments and has allocated the corporate balances to the three operating segments. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated based on formulas. Previously reported segment information has been reclassified to conform to the current year’s presentation.

Prior to 2003, commissions paid to sub-brokers on Gallagher’s retail P/C brokerage business were reported as other operating expenses in Gallagher’s consolidated statement of earnings. During 2003, Gallagher determined that it would be appropriate to report these amounts as offsets to gross revenues in the consolidated statement of earnings in order to conform to a more common industry practice. Previously reported financial statements have been reclassified to conform to this current year presentation and this reclassification had no impact on the previously reported net earnings or stockholders’ equity. The impact on total revenues and expenses of this reclassification is presented in the consolidated statement of earnings.

In addition, certain other reclassifications, which did not have a material impact on the amounts reported herein, have been made to the prior year consolidated financial statements in order to conform to the current year’s presentation.

4. Investments

Trading Securities – The following is a summary of Gallagher’s trading securities and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

	June 30, 2003		December 31, 2002		June 30, 2003
					LOCs & Financial Guarantees	Funding Commitments

Trading Securities (in millions):	Current	Long-term	Current	Long-term
Managed directly	$15.3	$—	$17.7	$—	$—	$—
Managed by third parties	39.0	—	40.5	—	—	6.2

Total trading securities	$54.3	$—	$58.2	$—	$—	$6.2

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

Investments – The following is a summary of Gallagher’s investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

	June 30, 2003		December 31, 2002		June 30, 2003
					LOCs & Financial Guarantees	Funding Commitments

Investments (in millions):	Current	Long-term	Current	Long-term
Asset Alliance Corporation (AAC) related investments:
Direct and indirect investments in AAC	$0.8	$47.6	$—	$46.7	$—	$—
Investment guaranteed by AAC	—	9.2	—	9.1	—	—
Low income housing investments:
Bridge loans	18.4	—	20.3	—	—	—
Partnership interests	—	5.5	—	8.1	—	—
Developer	—	7.6	—	7.6	—	—
Shopping centers and other commercial real estate	—	6.6	—	7.3	4.5	—
Alternative energy investments:
Owned partnership interests	1.2	30.0	0.9	15.2	5.9	3.2
Partnership interest installment sales	17.7	21.4	15.0	24.3	—	—
Bermuda insurance investments	—	20.4	—	20.4	3.2	—
Venture capital investments:
Carrying value	—	3.9	1.7	30.0	—	—
Allowances for LOCs and commitments	—	(4.5)	—	(0.3)	—	—

Total investments	$38.1	$147.7	$37.9	$168.4	$13.6	$3.2

Asset Alliance Corporation (AAC) – Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC – a holding company that generally owns 50% of 13 private investment management firms (“Firms”). These Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled $3.7 billion at June 30, 2003. AAC has a proportional interest in the Firms’ revenues which result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for AAC using the equity method of accounting.

Gallagher also guaranteed a portion of AAC’s debt. AAC made its regularly scheduled debt service payment on June 30, 2003, which released Gallagher from the remaining guarantee.

During the fourth quarter 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio due to various legal, contractual and business issues. As a result, AAC wrote down its investment and, correspondingly, Gallagher recorded a $3.0 million pretax charge to reflect its proportional loss. In the first quarter 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact on Gallagher’s investment value.

Gallagher also has a $9.2 million investment in a fund that AAC guarantees as to return and principal. Accrued interest and principal are due in December 2006.

Low Income Housing (LIH) Developments – Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry market interest rates ranging from 4.75% to 9.5% at June 30, 2003. The loans are generally outstanding for 12-24 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At June 30, 2003, Gallagher owned a limited partnership interest in 24 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

LIH Developer represents Gallagher’s 30% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH investments. The LIH Developer generates revenues from syndication and development fees and its equity is virtually all cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using the equity method of accounting.

Shopping Centers and Other Commercial Real Estate – Gallagher has invested in small land and property developments. They consist of two shopping centers each anchored by Wal-Mart, a strip mall, a golf course under redevelopment, a loan collateralized by investments in similar projects and three other minor projects. None of these investments has a carrying value greater than $2.5 million. The legal structure of these investments is primarily limited partnerships and, as such, Gallagher uses the equity method of accounting.

As part of investing in certain commercial real estate partnerships, Gallagher posts LOCs thereby allowing the partnership to obtain financing while the project is being developed. At June 30, 2003, the majority of the $4.5 million outstanding LOCs relates to the two parcels of land being developed for Wal-Mart. Gallagher expects that half of the LOCs will be released in early 2004 and the remaining amount in late 2004.

Alternative Energy Investments – Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in 6 Biomass limited partnerships and 4 Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are primarily accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes.

At June 30, 2003, LOCs and financial guarantees of $5.9 million relate to the completion of a Biogas pipeline and the reclamation of a Syn/Coal property. The $3.2 million funding commitment relates to a new Syn/Coal project and the Biogas pipeline discussed above.

Partnership Interest Installment Sales represent the remaining book value and receivables from the Biomass and Syn/Coal operations that have been sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the net gains, including the amortization of the bases of the assets sold, be recognized over time as a component of investment income.

Biomass – As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At June 30, 2003, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $12 million, net of the applicable income tax benefit. Gallagher has not recorded any liability in its June 30, 2003 consolidated balance sheet for these potential indemnifications.

Syn/Coal – As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its June 30, 2003 consolidated balance sheet for these potential indemnifications.

On June 27, 2003, the IRS issued Announcement 2003-46 to the synthetic coal industry stating that it is reviewing certain matters surrounding the tax credits claimed under IRC Section 29 relating to the production and sale of synthetic coal (Syn/Coal Credits). The IRS has indicated that it will not issue new PLRs during the pendency of such review and that, depending on the results of its review, it may revoke PLRs which were previously issued. Taxpayers who are reviewed by the IRS and who have their PLRs revoked may risk losing the benefit of any Syn/Coal Credits which might otherwise have been available to them. Gallagher has not been notified of any review or other action by the IRS relating to Announcement 2003-46. Gallagher continues to believe that it has properly claimed the Syn/Coal Credits and intends to continue to claim the Syn/Coal Credits in accordance with Section 29 and various PLRs it previously obtained. Furthermore, Gallagher has in place insurance policies, the scope of which Gallagher believes would provide coverage in the event the Syn/Coal Credits were disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected Gallagher’s maximum after-tax exposure relating to the disallowance of the SynCoal Credits would be as set forth in the table below.

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$66.1	$28.5
Installment sale proceeds subject to indemnification	82.1	3.0
Net carrying value of assets held at June 30, 2003	15.5	15.5

Total exposure	$163.7	$47.0

Bermuda Insurance Investments – These investments consist primarily of a $20 million equity investment (less than 2%) in Allied World Assurance Holdings, Ltd. which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment is carried at its original cost.

The remaining balance of $0.4 million is Gallagher’s minority interest in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for its insurance brokerage operations. This investment is carried at its original cost. Gallagher has posted a $3.2 million LOC to allow the rent-a-captive to meet minimum statutory surplus requirements. This LOC has never been drawn upon.

Venture Capital – At June 30, 2003, Gallagher’s remaining venture capital investments consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which is individually significant. At June 30, 2003, Gallagher has an allowance for all LOCs, financial guarantees and funding commitments related to these investments.

Consolidated Investments – Gallagher has an ownership interest in excess of 50% in three investment enterprises: two real estate partnerships and an airplane leasing limited liability company. One real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The other real estate partnership represents an 80% investment in a limited partnership that is developing an 11,000-acre residential community near Orlando, Florida. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. These three investments are consolidated into Gallagher’s consolidated financial statements because Gallagher’s voting control in each of these investments is greater than 50%. The following is a summary of these consolidated investments (in millions):

			June 30, 2003
	June 30, 2003	December 31, 2002	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$100.7	$100.4	$—	$—
Accumulated depreciation	(11.9)	(10.6)	—	—
Non-recourse borrowings - current	(0.8)	(0.7)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(74.4)	(74.8)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	1.7	0.7	—	—

Net investment	12.3	12.0	—	—

Florida residential development land and improvements:
Fixed assets	52.9	50.7	—	—
Accumulated depreciation	—	—	—	—
Non-recourse borrowings - current	(2.9)	(2.9)	—	—
Recourse borrowings - current	(19.7)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(3.2)	(3.3)	—	—
Recourse borrowings - noncurrent	(12.4)	(12.4)	—	—
Net other consolidated assets and liabilities	(2.7)	(2.0)	12.6	4.1

Net investment	12.0	13.1	12.6	4.1

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(8.6)	(6.9)	—	—
Non-recourse borrowings - current	(2.2)	(2.2)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(33.7)	(34.8)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(2.2)	0.2	—	—

Net investment	5.1	8.1	—	—

Total consolidated investments:
Fixed assets	205.4	202.9	—	—
Accumulated depreciation	(20.5)	(17.5)	—	—
Non-recourse borrowings - current	(5.9)	(5.8)	—	—
Recourse borrowings - current	(19.7)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(111.3)	(112.9)	—	—
Recourse borrowings - noncurrent	(15.4)	(15.4)	—	—
Net other consolidated assets and liabilities	(3.2)	(1.1)	12.6	4.1

Net investment	$29.4	$33.2	$12.6	$4.1

As shown in the above table, these consolidated investment enterprises have borrowings related to their assets. In the case of the home office building and the airplane leasing company, over 97% of the borrowings are collateralized solely by the enterprises’ underlying assets and are non-recourse to Gallagher’s other operations. In regards to the Florida residential development, approximately 84% of the borrowings are recourse to Gallagher through LOCs and written financial guarantees in the event the underlying assets are not sufficient collateral. In addition, at June 30, 2003, with respect to the Florida residential development, Gallagher has verbally committed to fund another $4.1 million of development costs.

At June 30, 2003, the maximum exposure to loss related to these investments is as follows (in millions):

Net carrying value	$29.4
Recourse portion of debt	35.1
LOCs, financial guarantees and funding commitments	16.7

Maximum exposure	$81.2

A summary of future cash payments, excluding interest, for borrowings of Gallagher’s consolidated investment enterprises follows (in millions):

	Payments Due by Period
Contractual Obligations	2003	2004 to 2005	2006 to 2007	Thereafter	Total
Home office mortgage loan	$0.4	$1.7	$2.0	$74.1	$78.2
Florida residential development debt	7.8	18.0	—	12.4	38.2
Airplane leasing company debt	1.1	4.9	29.9	—	35.9

Total contractual obligations	$9.3	$24.6	$31.9	$86.5	$152.3

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

If an indicator of impairment exists, Gallagher performs a process to compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is deemed to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an investment in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

During the first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it is doubtful that these operations will be able to execute their business plans. Therefore, Gallagher’s investments were deemed to be other-than-temporarily impaired leading to a $25.7 million pretax charge that was recorded in the first quarter of 2003.

Due to the very nature of investments, they are subject to risk and therefore, further impairments could occur in the future should conditions change, which could impact the amounts reported and disclosed herein.

5. Business Combinations

During the six-month period ended June 30, 2003, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Escrow Deposited	Recorded Purchase Price	Contingent Payable
	(000s)
W. E. Kingsley Co. (KEW) - January 1, 2003	101	$2.7	$—	$0.3	$3.0	$—
McRory & Company (MRC) - January 1, 2003	54	1.4	—	0.2	1.6	—
Harman & McRory (HMR) - January 1, 2003	49	1.3	—	0.1	1.4	—
Benefits Planning & Insurance Agency, Inc. (BPI) - February 28, 2003	577	12.7	—	1.4	14.1	8.5
J. A. Lorenzo & Co., Ltd. (JAL) - May 31, 2003	119	2.9	—	0.3	3.2	1.3

	900	$21.0	$—	$2.3	$23.3	$9.8

Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of purchase price adjustment provisions are recorded as downward adjustments to goodwill when the escrows are settled. The contingent payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid per the purchase agreements. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	KEW	MRC	HMR	BPI	JAL	Total
Current assets	$3.1	$1.0	$0.5	$0.1	$4.1	$8.8
Fixed assets	0.1	—	—	—	—	0.1
Goodwill	1.2	1.1	1.0	11.8	2.2	17.3
Expiration lists	0.9	0.3	0.2	2.1	0.6	4.1
Non-compete agreements	0.4	0.1	0.1	1.0	0.2	1.8

Total assets acquired	5.7	2.5	1.8	15.0	7.1	32.1
Current liabilities	2.7	0.9	0.4	0.9	3.9	8.8

Total liabilities assumed	2.7	0.9	0.4	0.9	3.9	8.8

Total net assets acquired	$3.0	$1.6	$1.4	$14.1	$3.2	$23.3

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $17.3 million, $4.1 million and $1.8 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 15 years and 6 years, respectively. The $4.1 million of expiration lists and $1.8 million of non-compete agreements related to the 2003 acquisitions are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2003 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchase acquisitions had been acquired at January 1, 2002 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2003	2002	2003	2002
Total revenues	$299.7	$270.8	$556.0	$513.4
Net earnings	36.0	34.9	48.0	68.6
Basic net earnings per share	.40	.40	.53	.79
Diluted net earnings per share	.38	.37	.51	.74

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2002, nor is it necessarily indicative of future operating results.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2003	2002	2003	2002
Net earnings	$36.2	$34.5	$48.1	$68.2

Weighted average number of common shares outstanding	90.4	87.5	89.6	86.4
Dilutive effect of stock options using the treasury stock method	3.3	4.9	3.4	5.1

Weighted average number of common and common equivalent shares outstanding	93.7	92.4	93.0	91.5

Basic net earnings per share	$.40	$.39	$.54	$.79
Diluted net earnings per share	.39	.37	.52	.74

Options to purchase 2.5 million and 0.1 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month period then ended. Options to purchase 2.6 million and 0.1 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month period then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7. Stock Option-Based Compensation

At June 30, 2003, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. Gallagher accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to stock option-based employee compensation (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$36.2	$34.5	$48.1	$68.2
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.2)	(1.0)	(2.3)	(1.9)

Pro forma net earnings	$35.0	$33.5	$45.8	$66.3

Basic net earnings per share – pro forma	$.39	$.38	$.51	$.77
Diluted net earnings per share – pro forma	.38	.37	.50	.73

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123, diluted net earnings per share as reported for the three-month period ended June 30, 2003 would have been reduced by $.01. In addition, diluted net earnings per share as reported for the six-month periods ended June 30, 2003 and 2002 would have been reduced by $.02 and $.01, respectively. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

8. Deferred Compensation

Gallagher has a Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher’s Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan are made in the form of Gallagher’s common stock.

Effective on March 31, 2003 and 2002, Gallagher contributed $4.4 million and $4.0 million, respectively, to the plan through the issuance of 169,000 and 122,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as an equity instrument. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2003 and 2002, $0.4 million and $0.3 million, respectively, was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2003 and 2002, $0.6 million and $0.4 million, respectively, was charged to compensation expense related to this plan.

9. Restricted Stock Awards

Gallagher has an incentive compensation plan for several of its key executives and management personnel. The compensation under this plan is determined by a formula applied to the pretax profitability of certain operating divisions and may include an equity award as part of such incentive compensation.

Effective on March 31, 2003 and 2002, Gallagher contributed 275,000 and 274,000 shares, respectively, of its common stock to the plan, with an aggregate fair value of $7.2 million and $9.0 million, respectively, as of those dates. Also, effective on March 31, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Also, effective on March 31, 2002, Gallagher granted, to its Chief Executive Officer, a restricted stock award of 32,000 shares of Gallagher common stock with an aggregate fair value of $1.0 million as of that date. All of the 2003 restricted stock awards vest over a two-year period at the rate of 50% per year beginning on March 31, 2004. All of the 2002 restricted stock awards vest over a three-year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. During the three-month periods ended June 30, 2003 and 2002, $1.8 million and $0.8 million, respectively, was charged to compensation expense related to these awards. During the six-month periods ended June 30, 2003 and 2002, $2.6 million and $0.8 million, respectively, was charged to compensation expense related to these awards.

Effective on June 1, 2003, Gallagher adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award, and these terms will be included in an award agreement between Gallagher and the recipient of the award. No awards have been granted under the plan as of the date of this filing.

10. Commitments, Contingencies and Financial Guarantees

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. For minimum aggregate rental commitments at December 31, 2002, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002.

As more fully described in Note 4 to the consolidated financial statements, at June 30, 2003, Gallagher had LOCs, financial guarantees and funding commitments related to its trading securities, investments and consolidated investments.

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at June 30, 2003, Gallagher has posted LOCs of $5.2 million and $5.3 million related to Gallagher’s self insurance deductibles and a client’s self insurance deductibles, respectively. Gallagher has a recorded liability of $4.0 million related to its self-insurance deductibles and has collateral on the client’s self-insurance deductibles valued at approximately $12.5 million. In addition, Gallagher had LOCs totaling $.7 million at June 30, 2003 related to its brokerage and risk management services operations, of which Gallagher has a recorded liability of $.6 million. For a more detail discussion on these LOCs, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002.

Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher’s consolidated financial position or operating results. Gallagher’s financial services subsidiary is party to a lawsuit relating to its investment in the synthetic fuel industry which, if determined adversely to the subsidiary on substantially all claims and for a substantial amount of the damages asserted, could have a material adverse effect on Gallagher. However, Gallagher believes that the plaintiff’s claims lack merit. The subsidiary is vigorously defending such claims and has asserted counterclaims against the plaintiff.

Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective and Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher has determined a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s carried reserve in the June 30, 2003 consolidated balance sheet is above the lower end of the actuarial range by $4.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and carried reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

11. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment represents three operating divisions: Retail Brokerage Services, Wholesale Brokerage Services and Gallagher Benefit Services. The Brokerage segment, for commission or fee compensation, places commercial P/C and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio to maximize long-term after-tax returns. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2003	2002	2003	2002
Brokerage
Total revenues	$202.8	$173.3	$390.8	$328.0

Earnings before income taxes	$38.2	$29.0	$65.0	$54.7

Identifiable assets at June 30, 2003 and 2002			$1,930.8	$1,745.8

Risk Management
Total revenues	$78.3	$67.7	$155.0	$137.7

Earnings before income taxes	$10.2	$8.4	$20.9	$20.0

Identifiable assets at June 30, 2003 and 2002			$86.1	$77.8

Financial Services
Total revenues	$17.9	$25.8	$7.5	$40.1

Earnings (loss) before income taxes	$(0.1)	$11.2	$(21.8)	$22.7

Identifiable assets at June 30, 2003 and 2002			$627.4	$624.9

12. Subsequent Event – Corporate Related Borrowings

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement (the Credit Agreement), which expires on July 20, 2006, with a group of ten financial institutions. The Credit Agreement replaced a $150.0 million unsecured revolving credit agreement that was to expire on September 10, 2003. The Credit Agreement provides for a revolving credit commitment of up to $250.0 million. In addition, the Credit Agreement provides for the issuance of standby LOCs, which are limited to $75.0 million in the aggregate. Outstanding LOCs reduce the amount of net funds available for future borrowing under the Credit Agreement. At July 21, 2003, $50.6 million of this LOC capacity was used primarily for investment related LOCs discussed in Notes 4 and 10 to the consolidated financial statements. Accordingly, $199.4 million remains available for potential borrowings, of which $24.4 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, .150% or .200% of the used and unused portions, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. Gallagher incurred approximately $1.0 million in fees and expenses related to the Credit Agreement, which will be capitalized and amortized to expense over the life of the Credit Agreement. Terms of the Credit Agreement include various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at July 21, 2003.

Review by Independent Auditors

The consolidated financial statements at June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 have been reviewed by Ernst & Young LLP, Gallagher’s independent auditors, and their report is included herein.

Independent Accountants’ Review Report

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2003 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 29, 2003 we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Chicago, Illinois

July 22, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the P/C market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 100 countries around the world through a network of correspondent brokers and consultants.

Insurance Market Overview

During the period from 1986 to 2000, heavy competition for market share among P/C insurance carriers resulted in low premium rates. This “soft market” (i.e., low premium rates) generally resulted in flat or reduced renewal commissions. During this soft market, natural catastrophes and other losses resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, resulted in fewer insurance companies. Increased property replacement costs and increasingly large litigation awards caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. In spite of these forces, there were opposing factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result was that P/C premium rates remained low through 1999. Years of underwriting losses coupled with the downward turn in equity markets and interest rates for the past three years have placed insurers in the situation of having to replenish depleted reserves. In order to restore reserves, many carriers began to increase premium rates in 2000 and continued to do so throughout 2001 and 2002 and into 2003, particularly after the events described below.

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity have led to the unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Since September 11th, the increased premium rates charged by insurance companies have had a positive impact on Gallagher’s 2002 and 2003 operating results. Although management believes this hard market will continue during 2003, the longevity of the hard market and its future effect on Gallagher’s operations is difficult to predict. While the rate of increase in premiums in the P/C marketplace has slowed, certain types of coverages, such as directors and officers and medical malpractice liability, continue to have a high rate of increase.

In a period of rising insurance costs, there is resistance among certain “risk” buyers (Gallagher’s clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance is causing some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. In addition, some buyers are switching to negotiated fee in lieu of commission arrangements with Gallagher for placing their risk. Other buyers are moving toward the alternative insurance market, which could have a favorable effect on Gallagher’s Risk Management Services segment. These factors tend to reduce commission revenue to Gallagher. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services will continue to be a major factor in Gallagher’s fee revenue growth during 2003. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by insurance companies have had a greater impact on Gallagher’s revenues than inflation.

Critical Accounting Policies

Gallagher’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002 for other significant accounting policies.

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

Fair Value of Investments

Trading Securities – Trading securities managed directly by Gallagher and by third party managers consist primarily of common and preferred stocks and corporate bonds. The trading securities managed by third parties are generally structured through limited partnerships. All of the trading securities are carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings. The fair value for these securities is primarily based on quoted market prices. To the extent that quoted market prices are not available, fair value is determined based on other relevant factors including dealer price quotations, price quotations for similar instruments in different markets and pricing models. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized. The use of different pricing models or assumptions could produce different results.

Other Investments – For those investments that do not have quoted market prices, Gallagher proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment may exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher will assess its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher performs a process to compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write down may be required if the estimated fair value is not less than the current carrying value or the decline in value is deemed to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an investment in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

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

Reclassification of Previously Reported Financial Statements

See Note 3 to the consolidated financial statements for a discussion on the reclassification of items in previously reported financial statements.

2003 Acquisitions

See Note 5 to the consolidated financial statements for a discussion on the 2003 acquisitions.

Results of Operations

Brokerage

The Brokerage segment represents three operating divisions: Retail Brokerage Services, Wholesale Brokerage Services and Gallagher Benefit Services The Brokerage segment, for commission or fee compensation, places commercial property-casualty and employee benefit-related insurance on behalf of its customers. Financial information relating to Gallagher’s Brokerage segment is as follows (in millions):

	Three-month period ended June 30,		Percent Change		Six-month period ended June 30,		Percent Change
	2003	2002			2003	2002
Commissions	$180.3	$156.7	15%		$348.9	$299.8	16%
Fees	31.1	24.4	27%		58.8	44.5	32%
Investment income – fiduciary	1.7	2.5	(32%	)	3.5	4.2	(17%	)

Gross revenues	213.1	183.6	16%		411.2	348.5	18%
Less brokerage	(10.3)	(10.3)	0%		(20.4)	(20.5)	0%

Total revenues	202.8	173.3	17%		390.8	328.0	19%

Compensation	118.2	102.6	15%		232.9	196.6	18%
Other operating	41.2	36.8	12%		82.6	68.0	21%
Depreciation	3.0	2.7	11%		6.0	5.3	13%
Amortization	2.2	2.2	0%		4.3	3.4	26%

Total expenses	164.6	144.3	14%		325.8	273.3	19%

Earnings before income taxes	38.2	29.0	32%		65.0	54.7	19%
Provision for income taxes	9.6	8.4	14%		16.3	16.4	(1%	)

Net earnings	$28.6	$20.6	39%		$48.7	$38.3	27%

Growth – revenues	17%	30%			19%	25%
Organic growth in commissions and fees	14%	16%			14%	15%
Growth – pretax earnings	32%	11%			19%	11%
Compensation expense ratio	55%	56%			57%	56%
Other operating expense ratio	19%	20%			20%	20%
Effective tax rate	25%	29%			25%	30%
Pretax profit margin	18%	16%			16%	16%

Identifiable assets at June 30, 2003 and 2002					$1,930.8	$1,745.8

The increase in commissions for the six-month period ended June 30, 2003 was principally due to new business production, renewal rate increases and an increase in contingent commissions, all of which aggregated to $104.0 million and were partially offset by lost business of $55.0 million. The increases in fees for the six-month period ended June 30, 2003 resulted from new business production and renewal rate increases of approximately $19.0 million, which was partially offset by lost business of $5.0 million. Also contributing to the increase in commissions and fees in 2003 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues for the six-month period ended June 30, 2003 was 14% compared to 15% for the same period in 2002. Organic growth represents the increase in revenues before the impact of the 2003 and 2002 acquisitions accounted for as purchases.

Investment income – fiduciary, which represents interest income earned on cash and restricted funds, decreased in 2003 compared to 2002 primarily due to reductions in short-term interest rates. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increases in compensation expense in 2003 were higher than usual and are primarily due to an increase in employee headcount in the period from June 30, 2002 to June 30, 2003, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results, a corresponding increase in employee benefit expenses, and increases in pension and medical insurance costs in 2003. The increase in employee headcount relates to the hiring of additional production and support staff to generate the recent and future new business growth and the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months. Compensation as a percentage of commission and fee revenues increased to 57% in the six-month period ended June 30, 2003 from 56% for the same period in 2002. These percentages are higher-than-normal primarily due to the investments made in new personnel during the past 24 months as it takes time for the commission and fee revenues generated from the new production personnel to cover their fixed costs and to contribute favorably to pretax earnings. The investments made in new personnel appear to be starting to provide some returns as the compensation expense ratio decreased to 55% during the three-month period ended June 30, 2003 from 56% for the same period in 2002.

The increases in other operating expenses in 2003 over 2002 were due primarily to an increase in fees for professional services, costs associated with leased office space and office expansion and business insurance costs. Also contributing were increases in travel and entertainment costs, due primarily to new business development from new producers.

The increases in depreciation expense in 2003 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves made during the last 12 months. Also contributing to the increases in 2003 was the depreciation expense associated with the acquisitions accounted for as purchases completed in the last 12 months.

The increases in amortization in 2003 were due primarily to amortization expense associated with acquisitions accounted for as purchases completed in the last 12 months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

The overall effective income tax rates reflect the effect of tax credits generated by investments in limited partnerships that operate low income housing and alternative energy projects, which are partially offset by state and foreign taxes. The decreases in the effective income tax rates in 2003 are due to a synthetic fuel transaction that was consummated in the first quarter 2003. Gallagher expects that the additional tax credits generated from this transaction will keep the effective tax rate in the mid-20% range for 2003.

Risk Management

The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. Financial information relating to Gallagher’s Risk Management segment is as follows (in millions):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2003	2002		2003	2002
Fees	$78.0	$67.5	16%	$154.5	$137.3	13%
Investment income – fiduciary	0.3	0.2	50%	0.5	0.4	25%

Total revenues	78.3	67.7	16%	155.0	137.7	13%

Compensation	43.4	38.5	13%	85.7	76.3	12%
Other operating	22.3	18.5	21%	43.7	37.1	18%
Depreciation	2.4	2.3	4%	4.7	4.3	9%

Total expenses	68.1	59.3	15%	134.1	117.7	14%

Earnings before income taxes	10.2	8.4	21%	20.9	20.0	5%
Provision for income taxes	2.5	2.4	4%	5.1	6.0	(15%	)

Net earnings	$7.7	$6.0	28%	$15.8	$14.0	13%

Growth – revenues	16%	4%		13%	5%
Organic growth in fees	16%	4%		13%	5%
Growth – pretax earnings	21%	9%		5%	18%
Compensation expense ratio	56%	57%		55%	56%
Other operating expense ratio	29%	27%		28%	27%
Effective tax rate	25%	29%		25%	30%
Pretax profit margin	13%	12%		14%	15%

Identifiable assets at June 30, 2003 and 2002				$86.1	$77.8

The increase in fees for the six-month period ended June 30, 2003 was due primarily to new business production of approximately $35.0 million, renewal rate increases and highly favorable retention rates on existing business partially offset by lost business of $15.0 million. The organic growth in fee revenues in 2003 was 13% compared to 5% in 2002.

Investment income – fiduciary, which represents interest income earned on cash and restricted funds, was relatively unchanged in 2003 compared to 2002. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increases in compensation expense in 2003 were due to an increase in employee headcount in the period from June 30, 2002 to June 30, 2003, salary increases, a corresponding increase in employee benefit expenses, and increases in pension and medical insurance costs in 2003.

The increases in other operating expenses in 2003 over 2002 were due primarily to an increase in fees for professional services, costs associated with leased office space and office expansion and business insurance costs.

The increases in depreciation expense were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves made during the last 12 months.

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio to maximize long-term after-tax returns. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended June 30,		Percent Change		Six-month period ended June 30,		Percent Change
	2003	2002			2003	2002
Investment income:
Cash and cash equivalents	$0.4	$0.6	(33%	)	$1.0	$1.5	(33%	)
Trading securities	3.3	0.6	450%		3.1	2.1	48%
AAC related investments	1.6	0.6	167%		2.4	1.7	41%
Low income housing investments	0.3	0.5	(40%	)	0.6	1.2	(50%	)
Shopping centers and other commercial real estate	(0.2)	(0.3)	33%		(0.8)	(0.3)	(167%	)
Alternative energy investments	8.8	8.9	(1%	)	18.7	14.6	28%
Venture capital	(0.1)	(0.3)	67%		(0.5)	(0.5)	0%
Consolidated investments	3.5	2.1	67%		6.4	4.1	56%
Other	0.3	—	NMF		2.3	4.0	(43%	)

Total investment income	17.9	12.7	41%		33.2	28.4	17%
Investment gains (losses)	—	13.1	(100%	)	(25.7)	11.7	(320%	)

Total revenues	17.9	25.8	(31%	)	7.5	40.1	(81%	)

Investment expenses	14.2	10.9	30%		21.5	10.6	103%
Interest	2.0	2.6	(23%	)	4.1	4.8	(15%	)
Depreciation	1.8	1.1	64%		3.7	2.0	85%

Total expenses	18.0	14.6	23%		29.3	17.4	68%

Earnings (loss) before income taxes	(0.1)	11.2	(101%	)	(21.8)	22.7	(196%	)
Provision (benefit) for income taxes	—	3.3	(100%	)	(5.4)	6.8	(179%	)

Net earnings (loss)	$(0.1)	$7.9	(101%	)	$(16.4)	$15.9	(203%	)

Identifiable assets at June 30, 2003 and 2002					$627.4	$624.9

Investment income from cash and cash equivalents can vary from quarter-to-quarter as a result of the timing of excess cash flow.

The increases in investment income from trading securities in 2003 were primarily due to a recovery in the equity markets during the second quarter of 2003 and to the reclassification of Gallagher’s marketable securities portfolio from available for sale to trading in the third quarter of 2002. Effective September 30, 2002, Gallagher reclassified its marketable securities portfolio from available for sale to trading. As a result of this reclassification, changes in unrealized gains and losses on this portfolio are recorded in investment income in the consolidated statement of earnings. Prior to September 30, 2002, changes in unrealized gains and losses on this portfolio were recorded in stockholders’ equity as accumulated other comprehensive earnings or losses.

The increases in investment income from AAC related investments in 2003 were primarily due to a recovery in the equity markets during the second quarter of 2003. Investment income from low income housing investments, commercial real estate and venture capital investments were relatively unchanged in 2003 compared to 2002.

The increase in investment income from alternative energy investments for the six-month period ended June 30, 2003 was due primarily to a 20% increase in volume processed by the Syn/Coal facilities. However, production volume for the first six months of 2003 is below expected by a moderate amount. In addition, costs associated with installment sales have increased due to shipping costs related to Syn/Coal sales to customers not located at the Syn/Coal production facilities.

The increases in investment income from consolidated investments in 2003 were due to the acquisition of the airplane leasing company in the second quarter of 2002. On May 31, 2002, a 90% owned subsidiary of Gallagher acquired the net assets of a leasing company that leases two cargo airplanes to the French Postal Service.

Other income primarily represents gains from book-of-business dispositions (one each in 2003 and 2002).

During the first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets, and recorded a pretax charge of $25.7 million to reduce the carrying values of these investments to their estimated realizable value. Gallagher does not intend to make new investments in these investment classes.

Investment expenses of this segment include compensation, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and overhead expenses such as rent and utilities. The increases in 2003 were due primarily to increases in incentive compensation, professional fees associated with investment transactions and operating expenses of the alternative energy investments. The decreases in interest expense in 2003 were due to reductions in the amount of corporate related borrowings and to reductions in short-term interest rates in 2003 compared to 2002. The increases in depreciation expense in 2003 were due to the acquisition of the airplane leasing company in the second quarter of 2002.

Financial Condition and Liquidity

Cash Provided by Operations – The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher’s investment portfolio has been primarily generated from the excess cash provided by its operations and tax savings generated from tax advantaged investments. Cash provided by operating activities was $54.8 million and $10.8 million for the six-month periods ended June 30, 2003 and 2002, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations vary substantially from quarter-to-quarter and year-to-year. Funds restricted as to Gallagher’s use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher’s overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its line-of-credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its line-of-credit agreement have been sufficient to fund Gallagher’s operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the foreseeable future.

Borrowings – Gallagher had a $150.0 million line-of-credit agreement it used to post LOCs and from time-to-time borrow to supplement operating cash flows. At June 30, 2003, $50.6 million was used for LOCs primarily related to its investment as discussed in Notes 4 and 10 to the consolidated financial statements. Also, there were $9.0 million of borrowings outstanding under the line-of-credit agreement at June 30, 2003, which were repaid on July 21, 2003. Accordingly, $90.4 million remained available for potential borrowings through July 21, 2003. Facility fees were .100% on the used and unused portions, the interest rate was based on the prime commercial rate or LIBOR plus .400% and terms included various covenants based on net worth and expenditure levels. Gallagher was in compliance with these covenants at June 30, 2003.

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement, which expires on July 20, 2006, with a group of ten financial institutions. This line-of-credit agreement replaced the $150.0 million line-of-credit agreement discussed in the preceding paragraph. See Note 12 to the consolidated financial statements for a discussion on the terms of the new credit agreement.

Consolidated Investment Related Borrowings – As more fully described in Note 4 to the consolidated financial statements, at June 30, 2003, the accompanying balance sheet includes $152.3 million of borrowings related to Gallagher’s consolidated investment enterprises of which $35.1 million is recourse to Gallagher’s other operations.

Off-Balance Sheet Debt – Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership is between 3% and 50%. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheets at June 30, 2003 and December 31, 2002. The June 30, 2003 and December 31, 2002 balance sheets of several of these unconsolidated investments contain outstanding debt, which is also not required to be included in Gallagher’s consolidated balance sheets.

In certain cases, Gallagher guarantees a portion of the enterprises’ debt. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, LOCs and financial guarantees. In the event that certain of these enterprises were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Notes 4 and 10 to the consolidated financial statements.

Dividends – Through the first six months of 2003, Gallagher declared $29.4 million in cash dividends on its common stock, or $0.36 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On July 15, 2003, Gallagher paid a second quarter dividend of $0.18 per common share to shareholders of record at June 30, 2003, a 20% increase over the second quarter dividend per share in 2002.

Capital Expenditures – Net capital expenditures were $12.6 million and $21.9 million for each of the six-month periods ended June 30, 2003 and 2002, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $3.2 million in 2003 and $6.7 million in 2002, the majority of which are related to the Florida residential development project. In 2003, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases – Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the provisions of the repurchase plan, Gallagher is authorized to repurchase approximately 3.8 million additional shares. Under the plan, Gallagher repurchased 754,000 shares at a cost of $19.6 million in the first six months of 2003. There were no repurchases made in the first six months of 2002. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Contractual Obligations and Commitments

See Notes 4 and 10 to the June 30, 2003 consolidated financial statements for a discussion on Gallagher’s outstanding LOCs, financial guarantees and funding commitments. In addition, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more detail discussion on these LOCs.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by Gallagher from time to time in information provided to the Securities and Exchange Commission (SEC), press releases, its website, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.

Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting Gallagher.

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and changes in income tax laws. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2003 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher has a comprehensive and diversified investment portfolio. Gallagher’s invested assets are held as cash and cash equivalents and trading securities. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2003 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2003.

At June 30, 2003, the fair value of Gallagher’s trading securities portfolio was $54.3 million. This portfolio is managed internally and externally by several independent fund managers.

The fair value of Gallagher’s trading securities portfolio managed internally was $15.3 million at June 30, 2003. The overall objective of the trading securities portfolio is to provide Gallagher with a stable after-tax yield. This unhedged portfolio consists primarily of dividend-yielding preferred stocks that are more sensitive to interest rate risk than to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one-percentage point increase in short-term interest rates would be approximately $3.8 million at June 30, 2003.

The fair value of Gallagher’s trading securities portfolio managed externally was $39.0 million at June 30, 2003. This portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher’s exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments’ underlying principal balances. The external managers may use hedge strategies such as “selling short” equity securities in order to mitigate the effects of changes in equity prices thereby attempting to make any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at June 30, 2003. While several of these fund managers hedge parts of their investment strategies, equity pricing risk cannot be completely eliminated.

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

At June 30, 2003, Gallagher had $9.0 million of short-term borrowings outstanding under its line-of-credit agreement. The fair value of these borrowings approximated their carrying value due to their short-term duration and variable interest rates. The market risk was estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2003 and the resulting fair value was not materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2003 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $3.9 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations.

Item 4.	Controls and Procedures

Within the 90-day period prior to filing this report, Gallagher management carried out an evaluation, under the supervision and with the participation of Gallagher’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Gallagher’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the CEO and CFO have concluded that Gallagher’s disclosure controls and procedures were effective as of the date of such evaluation.

There have been no significant changes in Gallagher’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of Gallagher’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II– Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 21, 2003, 83,509,156 shares of Gallagher’s Common Stock, or 93.35% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Gallagher elected Mr. James W. Durkin, Jr., Mr. J. Patrick Gallagher, Jr., Ms. Ilene S. Gordon and Mr. James R. Wimmer as Class I Directors with terms expiring in 2006 and ratified the appointment of Elbert O. Hand as a Class III Director with a term expiring in 2005. Of the shares voted with respect to the election of Mr. Durkin, 78,557,998 were voted in favor and 4,951,158 were withheld. Of the shares voted with respect to the election of Mr. Gallagher, 78,573,428 were voted in favor and 4,935,728 were withheld. Of the shares voted with respect to the election of Ms. Gordon, 78,265,742 were voted in favor and 5,243,414 were withheld. Of the shares voted with respect to the election of Mr. Wimmer, 77,249,845 were voted in favor and 6,259,311 were withheld. Of the shares voted with respect to the ratification of Mr. Hand, 78,196,613 were voted in favor and 5,312,543 were withheld.

Continuing as Class II Directors with terms expiring in 2004 are T. Kimball Brooker, Robert E. Gallagher, David E. McGurn, Jr., and Richard J. McKenna. In addition to Mr. Hand, continuing as Class III Directors with terms expiring in 2005 are James J. Braniff III, and Gary P. Coughlan.

The Stockholders of Gallagher adopted a resolution approving the Company’s Employee Stock Purchase Plan (ESPP). Of the shares voted with respect to adopting a resolution approving the ESPP, 75,992,565 were voted in favor, 4,551,820 were voted against, and 2,964,771 were withheld.

The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003. Of the shares voted with respect to the ratification of Ernst & Young LLP, 77,373,553 were voted in favor, 3,690,920 were voted against, and 2,444,683 were withheld.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.8	Credit Agreement Dated as of July 21, 2003 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Form 8-K	Dated April 23, 2003 in connection with the announcement of Gallagher’s financial results for the quarter ended March 31, 2003.

Form 8-KA	Dated April 24, 2003 in connection with the correction of certain items in Gallagher’s March 31, 2003 consolidated balance sheet that was included in the Form 8-K issued on April 23, 2003.

Form 8-K	Dated June 25, 2003 in connection with providing historical financial statement and other financial segment information as of and for the three year period ended December 31, 2002 on the new basis of segment reporting that was adopted by Gallagher in its Form 10-Q for the quarterly period ended March 31, 2003.

Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of July, 2003.

ARTHUR J. GALLAGHER & CO.

/s/ DOUGLAS K. HOWELL
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Exhibit Index

10.8	Credit Agreement Dated as of July 21, 2003 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.