Form 10-Q
period 2003-09-30
GALLAGHER ARTHUR J & CO
filed 2003-10-23
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2003 was 90,070,826.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2003	2002	2003	2002
Commissions	$194.4	$178.1	$543.3	$477.9
Fees	119.1	101.4	332.4	283.2
Investment income - fiduciary funds	1.9	2.9	5.9	7.5
Investment income - all other	38.1	14.7	71.3	43.1
Investment gains (losses)	1.6	(28.9)	(24.1)	(17.2)

Gross revenues	355.1	268.2	928.8	794.5
Less brokerage	(10.1)	(11.7)	(30.5)	(32.2)

Total revenues	345.0	256.5	898.3	762.3

Compensation	166.9	152.6	485.5	425.5
Other operating	64.3	56.9	190.6	162.0
Investment expenses	36.6	2.4	58.1	13.0
Interest	2.0	2.4	6.1	7.2
Depreciation	8.3	6.9	22.7	18.5
Amortization	2.5	2.0	6.8	5.4

Total expenses	280.6	223.2	769.8	631.6

Earnings before income taxes	64.4	33.3	128.5	130.7
Provision for income taxes	15.5	10.0	31.5	39.2

Net earnings	$48.9	$23.3	$97.0	$91.5

Basic net earnings per share	$.54	$.26	$1.08	$1.05
Diluted net earnings per share	.52	.25	1.04	1.00
Dividends declared per common share	.18	.15	.54	.45

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2003	December 31, 2002
	(Unaudited)
Cash and cash equivalents	$178.2	$152.6
Restricted cash	400.5	256.3
Trading securities	49.7	58.2
Investments - current	32.6	37.9
Premiums and fees receivable	1,202.2	1,183.7
Other current assets	112.4	84.9

Total current assets	1,975.6	1,773.6
Investments - long-term	135.4	168.4
Fixed assets related to consolidated investments - net	204.5	185.4
Other fixed assets - net	61.2	65.6
Deferred income taxes	110.8	102.4
Other noncurrent assets	39.6	33.1
Goodwill - net	112.8	84.2
Amortizable intangible assets - net	55.2	50.9

Total assets	$2,695.1	$2,463.6

Premiums payable to insurance and reinsurance companies	$1,641.3	$1,488.2
Accrued compensation and other accrued liabilities	195.0	165.7
Unearned fees	29.6	19.4
Income taxes payable	0.3	11.0
Other current liabilities	16.4	17.5
Corporate related borrowings	—	25.0
Consolidated investments related borrowings - current	25.2	22.8

Total current liabilities	1,907.8	1,749.6
Consolidated investments related borrowings - long-term	125.9	128.3
Other noncurrent liabilities	70.8	57.5
Stockholders’ equity:
Common stock - issued and outstanding 90.1 shares in 2003 and 88.5 shares in 2002	90.1	88.5
Capital in excess of par value	112.1	92.7
Retained earnings	409.3	361.0
Unearned deferred compensation	(10.0)	(6.5)
Unearned restricted stock	(10.9)	(7.5)

Total stockholders’ equity	590.6	528.2

Total liabilities and stockholders’ equity	$2,695.1	$2,463.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Nine-month period ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$97.0	$91.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss on investments and other	21.7	19.6
Gain on sales of operations	(2.5)	(2.5)
Depreciation and amortization	29.5	23.9
Amortization of deferred compensation and restricted stock	5.5	2.3
Increase in restricted cash	(144.2)	(83.8)
(Increase) decrease in premiums receivable	(3.9)	26.8
Increase in premiums payable	141.4	80.1
Decrease in trading securities—net	10.9	3.8
Increase in other current assets	(13.9)	(20.6)
Increase (decrease) in accrued compensation and other accrued liabilities	9.6	(22.9)
Decrease in income taxes payable	(10.7)	(33.2)
Tax benefit from issuance of common stock	10.5	17.7
Net change in deferred income taxes	(8.3)	0.5
Other	1.9	(10.0)

Net cash provided by operating activities	144.5	93.2

Cash flows from investing activities:
Purchases of marketable securities	—	(16.0)
Proceeds from sales and maturities of marketable securities	—	13.7
Net additions to fixed assets	(17.9)	(32.4)
Cash paid for acquisitions, net of cash acquired	0.3	(4.3)
Proceeds from sales of operations	2.5	2.5
Other	(0.6)	2.8

Net cash used by investing activities	(15.7)	(33.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	16.3	14.2
Repurchases of common stock	(48.8)	(11.6)
Dividends paid	(45.7)	(37.1)
Borrowings on line of credit facilities	31.0	231.3
Repayments on line of credit facilities	(53.7)	(223.0)
Borrowings of long-term debt	—	0.5
Repayments of long-term debt	(2.3)	(3.7)

Net cash used by financing activities	(103.2)	(29.4)

Net increase in cash and cash equivalents	25.6	30.1
Cash and cash equivalents at beginning of period	152.6	98.5

Cash and cash equivalents at end of period	$178.2	$128.6

Supplemental disclosures of cash flow information:
Interest paid	$7.0	$8.2
Income taxes paid	42.9	59.2

See notes to consolidated financial statements.

Notes to September 30, 2003 Consolidated Financial Statements (Unaudited)

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

2. Effect of New Pronouncements

Guarantees - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which significantly changed the previous practice of accounting for, and disclosure of, guarantees and commitments. FIN 45 requires certain guarantees to initially be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and estimable, as those terms are defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is also a change from prior practice.

FIN 45’s disclosure requirements were effective for all guarantees, regardless of the initiation date, for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued, renewed or modified after December 31, 2002. Gallagher implemented the disclosure requirements of FIN 45 in 2002, which were presented in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002. During the three- and nine-month periods ended September 30, 2003, Gallagher evaluated five and seven, respectively, financial guarantees or letters of credit pursuant to FIN 45, the results of which had no material impact on Gallagher’s consolidated operating results and/or financial position. Gallagher will continue to evaluate all new or renewing guarantees each quarter to determine their impact on Gallagher’s consolidated financial statements, the results of which could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Notes 3 and 10 to the consolidated financial statements.

Consolidation of Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated support from other parties; (b) a group of equity owners that are unable to make decisions about the entity’s activities; or (c) equity that does not absorb the entity’s losses or receive the benefits of the entity.

Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests. Regardless of voting interests, FIN 46 requires a VIE to be consolidated by an investor company if the investor company is subject to a majority of the risk of the expected loss from the VIE’s activities or entitled to receive a majority of the VIE’s expected residual returns or both. FIN 46 also requires disclosures about VIEs in circumstances where the investor company is not required to consolidate but does have a significant variable interest. The consolidation requirements of FIN 46 applied immediately to VIEs created or invested in after January 31, 2003. The consolidation requirements apply to entities created or invested in before February 1, 2003, in the first fiscal year or interim period ending after December 15, 2003. Early adoption of FIN 46 is permitted.

Gallagher did not create or invest in any new VIEs after January 31, 2003. Effective July 1, 2003, Gallagher adopted FIN 46, which required Gallagher to consolidate one partially-owned entity, that was determined to be a VIE and previously not consolidated because it was not controlled by Gallagher through a majority voting interest. The adoption of FIN 46 did not result in any additional debt on Gallagher’s consolidated balance sheet nor did it have any impact on its 2003 consolidated net earnings or September 30, 2003 stockholders’ equity. The following is a summary of the impact of the adoption of FIN 46 on Gallagher’s September 30, 2003 consolidated financial statements (in millions except per share data):

	Nine-month period ended September 30,
Financial Statement Line	Balance Prior to Adjustment	Adjustments for FIN 46	Adjusted Balance
Statement of Earnings
Investment income - all other	$50.1	$21.2	$71.3
Investment expenses	38.1	20.0	58.1
Depreciation expense	21.5	1.2	22.7
Earnings before income taxes	128.5	—	128.5
Basic net earnings per share	1.08	—	1.08
Diluted net earnings per share	1.04	—	1.04
Balance Sheet - at September 30, 2003
Cash and cash equivalents	177.2	1.0	178.2
Other current assets	101.3	11.1	112.4
Fixed assets related to consolidated investments - net	184.4	20.1	204.5
Accrued compensation and other accrued liabilities	180.6	14.4	195.0
Other noncurrent liabilities	64.8	6.0	70.8
Total stockholders’ equity	590.6	—	590.6

Restatement of previously issued financial statements is not required. See Note 3 to the consolidated financial statements for the disclosures relating to partially-owned or financed entities subject to the provisions of FIN 46.

3. Investments

Trading Securities - The following is a summary of Gallagher’s trading securities and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

	September 30, 2003		December 31, 2002		September 30, 2003
					LOCs &
					Financial	Funding
Trading Securities (in millions):	Current	Long-term	Current	Long-term	Guarantees	Commitments
Managed directly	$13.9	$—	$17.7	$—	$—	$—
Managed by third parties	35.8	—	40.5	—	—	6.2

Total trading securities	$49.7	$—	$58.2	$—	$—	$6.2

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

Three of the third party manager partnerships have been determined to be VIEs but are not required to be consolidated. Gallagher made its first investment in these three partnerships in 1986 as a limited partner. Gallagher participates in the profits and losses of the partnerships in proportion to its ownership percentages. At September 30, 2003, these partnerships had total assets of approximately $109 million and no debt. Gallagher’s maximum exposure to a potential loss from these VIEs was $24.7 million at September 30, 2003, which equaled the net aggregate carrying value of its investments.

Investments - The following is a summary of Gallagher’s investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments.

	September 30, 2003		December 31, 2002		September 30, 2003
					LOCs &
					Financial	Funding
Investments (in millions):	Current	Long-term	Current	Long-term	Guarantees	Commitments
Asset Alliance Corporation (AAC) related investments:
Direct and indirect investments in AAC	$0.8	$47.9	$—	$46.7	$—	$—
Investment guaranteed by AAC	—	9.1	—	9.1	—	—
Low income housing (LIH) developments:
Bridge loans	14.0	—	20.3	—	—	—
Partnership interests	—	3.2	—	8.1	—	—
LIH Developer	—	7.6	—	7.6	—	—
Shopping centers and other commercial real estate	—	6.2	—	7.3	4.1	—
Alternative energy investments:
Owned partnership interests	1.2	31.6	0.9	15.2	5.9	5.1
Partnership interest installment sales	16.6	8.7	15.0	24.3	—	—
Bermuda insurance investments	—	20.4	—	20.4	3.2	—
Venture capital investments:
Carrying value	—	5.2	1.7	30.0	—	—
Allowances for LOCs and commitments	—	(4.5)	—	(0.3)	—	—

Total investments	$32.6	$135.4	$37.9	$168.4	$13.2	$5.1

Asset Alliance Corporation (AAC) - Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC, a holding company that generally owns 50% of 13 private investment management firms (the Firms). These Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $4 billion at September 30, 2003. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for AAC using the equity method of accounting.

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

Gallagher also has a limited partner investment in a fund first invested in by Gallagher in 1993 that AAC guarantees to Gallagher as to return and principal. This partnership has been determined to be a VIE but is not required to be consolidated. Accrued interest and principal are due in December 2006. At September 30, 2003, this partnership had total assets of approximately $6 million and no debt. AAC has accrued $3.1 million in its financial statements, which represents the difference between the value of the partnership’s assets and what is due to Gallagher. Gallagher’s maximum exposure to a potential loss from this VIE was $9.1 million at September 30, 2003, which equaled the net carrying value of its investment.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry market interest rates ranging from 4.75% to 9.5% at September 30, 2003. The loans are generally outstanding for 12 to 24 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At September 30, 2003, Gallagher owned a limited partnership interest in 24 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Thirteen of the LIH developments have been determined to be VIEs but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At September 30, 2003, total assets and total debt of these developments was approximately $80 million and $64 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $3.0 million at September 30, 2003, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 30% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. It has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and its equity is virtually all cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using the equity method of accounting. At September 30, 2003, total assets and total debt of the LIH Developer was approximately $20 million and $1 million, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was $7.6 million at September 30, 2003, which equaled the net carrying value of its investment.

Shopping Centers and Other Commercial Real Estate - Gallagher has invested in small land and property developments. They consist of two shopping centers each anchored by Wal-Mart, a strip mall, a golf course under redevelopment, a loan collateralized by investments in similar projects and three other minor projects. None of these investments has a carrying value greater than $2.4 million at September 30, 2003. The legal structure of these investments is primarily limited partnerships, which are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the applicable percentage of the entity owned.

As part of investing in certain commercial real estate partnerships, Gallagher posts LOCs thereby allowing the partnership to obtain financing while the project is being developed. At September 30, 2003, all of the $4.1 million outstanding under these LOCs relates to the two parcels of land being developed for Wal-Mart. Gallagher expects that half of the LOCs will be released in early 2004 and the remaining amount in late 2004.

Four of the above investments have been determined to be VIEs but are not required to be consolidated. The investments were entered into in 1999 and 2001. At September 30, 2003, total assets and total debt of these investments was approximately $42 million and $31 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $5.4 million at September 30, 2003, which equaled the net aggregate carrying value of its investments.

Alternative Energy Investments-Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six Biomass limited partnerships and four Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are primarily carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

At September 30, 2003, LOCs and financial guarantees of $5.9 million related to the completion of a Biogas pipeline and the reclamation of a Syn/Coal property. The $5.1 million funding commitment related to Syn/Coal projects and the Biogas pipeline.

Five of the Biomass limited partnerships have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At September 30, 2003, total assets and total debt of these investments was approximately $21 million and $14 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.8 million at September 30, 2003, which equaled the net aggregate carrying value of its investments.

Because of Gallagher’s economic interest in one of the Syn/Coal partnerships, it has been determined to be a VIE and, effective as of July 1, 2003, was required to be consolidated into Gallagher’s financial statements under FIN 46 criteria. See Note 2 to the consolidated financial statements and the “Consolidated Investments” section below for additional details and disclosures regarding this Syn/Coal partnership.

Partnership Interest Installment Sales represent the remaining book value and receivables from the Biomass and Syn/Coal operations that have been either partially or completely sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the net gains, including the amortization of the bases of the assets sold, be recognized over time as a component of investment income.

Biomass- As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At September 30, 2003, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $11 million, net of the applicable income tax benefit. Gallagher did not record any liability in its September 30, 2003 consolidated balance sheet for these potential indemnifications.

Syn/Coal-As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its September 30, 2003 consolidated balance sheet for these potential indemnifications.

On June 27, 2003, the IRS issued Announcement 2003-46 to the synthetic coal industry stating that it is reviewing certain matters surrounding the tax credits claimed under IRC Section 29 relating to the production and sale of synthetic coal (Syn/Coal Credits). The IRS has indicated that it will not issue new PLRs during the pendency of such review and that, depending on the results of its review, it may revoke PLRs that were previously issued. Taxpayers who are reviewed by the IRS and who have their PLRs revoked, may risk losing the benefit of any Syn/Coal Credits which might otherwise have been available to them. One of the Syn/Coal partnerships is currently undergoing a revenue agent review (RAR) by the IRS. The RAR has not been completed and there have been no adjustments or actions proposed by the IRS to date. Gallagher continues to believe that it has properly claimed the Syn/Coal Credits and intends to continue to claim the Syn/Coal Credits in accordance with IRC Section 29 and various PLRs it previously obtained. Furthermore, Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the Syn/Coal Credits were disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure relating to the disallowance of the Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$87.3	$50.4
Installment sale proceeds subject to indemnification	95.3	3.0
Net carrying value of assets held at September 30, 2003	14.9	14.9

Total exposure	$197.5	$68.3

Bermuda Insurance Investments - These investments consist primarily of a $20 million equity investment (less than 2% ownership) in Allied World Assurance Holdings, Ltd. which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment is carried at its original cost.

The remaining balance of $0.4 million is Gallagher’s rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for its insurance brokerage operations. This investment is carried at its original cost. Gallagher has posted a $3.2 million LOC to allow the rent-a-captive to meet minimum statutory surplus requirements. This LOC has never been drawn upon.

Venture Capital - At September 30, 2003, Gallagher’s remaining venture capital investments consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which is individually significant. At September 30, 2003, Gallagher had an allowance for all LOCs, financial guarantees and funding commitments related to these investments.

Three of the venture capital investments have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 1999. At September 30, 2003, total assets and total debt of these investments was approximately $114 million and $122 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $1.3 million at September 30, 2003, which equaled the net aggregate carrying value of its investments.

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

Gallagher owns 5% of a Syn/Coal facility. The other 95% was previously sold on the installment sale basis and has substantial residual value to Gallagher. Under the FIN 46 criteria, this investment has been determined to be a VIE and required Gallagher to consolidate this facility into its financial statements. See Note 2 to the consolidated financial statements for additional disclosures regarding this Syn/Coal partnership.

The following is a summary of these consolidated investments (in millions):

	September 30, 2003	December 31, 2002	September 30, 2003
			LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$100.7	$100.4	$—	$—
Accumulated depreciation	(12.5)	(10.6)	—	—
Non-recourse borrowings - current	(0.8)	(0.7)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(74.2)	(74.8)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	2.1	0.7	—	—

Net investment	12.3	12.0	—	—

Florida residential development land and improvements:
Fixed assets	54.0	50.7	—	—
Accumulated depreciation	—	—	—	—
Non-recourse borrowings - current	(2.8)	(2.9)	—	—
Recourse borrowings - current	(19.3)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(3.2)	(3.3)	—	—
Recourse borrowings - noncurrent	(12.4)	(12.4)	—	—
Net other consolidated assets and liabilities	(4.8)	(2.0)	12.6	1.5

Net investment	11.5	13.1	12.6	1.5

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(9.6)	(6.9)	—	—
Non-recourse borrowings - current	(2.3)	(2.2)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(33.1)	(34.8)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(2.0)	0.2	—	—

Net investment	4.8	8.1	—	—

Syn/Coal partnership consolidated per FIN 46:
Cash and receivables	12.1	—	—	—
Fixed assets	33.9	—	—	—
Accumulated depreciation	(13.8)	—	—	—
Non-recourse borrowings - current	—	—	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	—	—	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(20.4)	—	—	—

Net investment	11.8	—	—	—

Total consolidated investments:
Cash and receivables	12.1	—	—	—
Fixed assets	240.4	202.9	—	—
Accumulated depreciation	(35.9)	(17.5)	—	—
Non-recourse borrowings - current	(5.9)	(5.8)	—	—
Recourse borrowings - current	(19.3)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(110.5)	(112.9)	—	—
Recourse borrowings - noncurrent	(15.4)	(15.4)	—	—
Net other consolidated assets and liabilities	(25.1)	(1.1)	12.6	1.5

Net investment	$40.4	$33.2	$12.6	$1.5

As shown in the above table, three of the four consolidated investment enterprises have borrowings related to their assets. In the case of the home office building and the airplane leasing company, over 97% of the borrowings are collateralized solely by the enterprises’ underlying assets and are non-recourse to Gallagher’s other operations. In regards to the Florida residential development, approximately 84% of the borrowings are recourse to Gallagher through LOCs and written financial guarantees in the event the underlying assets are not sufficient collateral. In addition, at September 30, 2003, with respect to the Florida residential development, Gallagher has verbally committed to fund another $1.5 million of development costs.

At September 30, 2003, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$40.4
Recourse portion of debt	34.7
LOCs, financial guarantees and funding commitments	14.1

Maximum exposure	$89.2

A summary of future cash payments, excluding interest, for borrowings of Gallagher’s consolidated investment enterprises follows (in millions):

	Payments Due by Period				Total
Contractual Obligations	2003	2004 to 2005	2006 to 2007	Thereafter
Home office mortgage loan	$0.2	$ 1.7	$ 2.0	$74.1	$78.0
Florida residential development debt	0.6	24.7	—	12.4	37.7
Airplane leasing company debt	0.6	4.9	29.9	—	35.4

Total contractual obligations	$1.4	$31.3	$31.9	$86.5	$151.1

Impairment Reviews - Gallagher has a management investment committee that meets 10 to 12 times per year to evaluate its investments. For those investments that are carried at fair value based on quoted market prices (principally trading securities), the committee evaluates the source of quoted market prices. For those investments that do not have quoted market prices, the committee utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment may exist, include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, the investment committee discusses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher performs a process to compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

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

During the first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it is doubtful that these operations will be able to execute their business plans. Therefore, Gallagher’s investments were determined to be other-than-temporarily impaired leading to a $25.7 million pretax charge that was recorded in the first quarter of 2003.

Due to the very nature of investments, they are subject to risk and therefore, further impairments could occur in the future should conditions change, which could impact the amounts reported and disclosed herein.

4. Business Combinations

During the nine-month period ended September 30, 2003, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Escrow Deposited	Recorded Purchase Price	Contingent Payable
	(000s)
W. E. Kingsley Co. (WEK)
January 1, 2003	101	$2.7	$—	$0.3	$3.0	$—
McRory & Company (MRC)
January 1, 2003	54	1.4	—	0.2	1.6	—
Harman & McRory (HMR)
January 1, 2003	49	1.3	—	0.1	1.4	—
Benefits Planning & Insurance Agency, Inc. (BPI)
February 28, 2003	577	12.7	—	1.4	14.1	8.5
J. A. Lorenzo & Co., Ltd. (JAL)
May 31, 2003	119	2.9	—	0.3	3.2	1.3
Andrew-Anthony Insurance Agency, Inc. (AAI)
July 1, 2003	30	0.8	3.6	0.5	4.9	2.3
Life Plans of New England, Inc. (LNE)
September 1, 2003	25	0.6	0.3	0.1	1.0	1.8

	955	$22.4	$3.9	$2.9	$29.2	$13.9

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

During the third quarter of 2003, Gallagher issued 0.3 million shares to settle a contingent purchase obligation related to a May 2002 acquisition and recorded additional goodwill of $7.9 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	WEK	MRC	HMR	BPI	JAL	AAI	LNE	Total
Current assets	$3.1	$1.0	$0.5	$0.1	$4.1	$4.3	$—	$13.1
Fixed assets	0.1	—	—	—	—	—	—	0.1
Goodwill	1.2	1.1	1.0	11.8	2.2	3.1	0.8	21.2
Expiration lists	0.9	0.3	0.2	2.1	0.6	1.3	0.1	5.5
Non-compete agreements	0.4	0.1	0.1	1.0	0.2	0.9	0.1	2.8

Total assets acquired	5.7	2.5	1.8	15.0	7.1	9.6	1.0	42.7
Current liabilities	2.7	0.9	0.4	0.9	3.9	4.7	—	13.5

Total liabilities assumed	2.7	0.9	0.4	0.9	3.9	4.7	—	13.5

Total net assets acquired	$3.0	$1.6	$1.4	$14.1	$3.2	$4.9	$1.0	$29.2

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $21.2 million, $5.5 million and $2.8 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 15 years and 6 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment (at least annually or more frequently if impairment indicators arise). Gallagher reviews goodwill and other intangible assets for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, a loss would be recognized for the difference. The $4.1 million of expiration lists and $1.8 million of non-compete agreements related to the 2003 acquisitions are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2003 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2002 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2003	2002	2003	2002
Total revenues	$345.1	$260.8	$903.3	$775.7
Net earnings	48.9	23.4	97.6	92.2
Basic net earnings per share	.54	.26	1.08	1.05
Diluted net earnings per share	.52	.25	1.04	.99

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2002, nor is it necessarily indicative of future operating results.

5. Corporate Related Borrowings

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement (the Credit Agreement), which expires on July 20, 2006, with a group of ten financial institutions. The Credit Agreement replaced a $150.0 million unsecured revolving credit agreement that was to expire on September 10, 2003. The Credit Agreement provides for a revolving credit commitment of up to $250.0 million. In addition, the Credit Agreement provides for the issuance of standby LOCs, which are limited to $75.0 million in the aggregate. The issuance of such LOCs reduces the amount of net funds available for future borrowing under the Credit Agreement. At September 30, 2003, $50.2 million of LOCs were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 10 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at September 30, 2003. Accordingly, $199.8 million remains available for potential borrowings, of which $24.8 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, .150% or .200% of the used and unused portions, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. Gallagher incurred approximately $1.0 million in fees and expenses related to the Credit Agreement, which has been capitalized and is being amortized to expense over the life of the Credit Agreement. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2003.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2003	2002	2003	2002
Net earnings	$48.9	$23.3	$97.0	$91.5

Weighted average number of common shares outstanding	90.5	88.1	89.9	87.0
Dilutive effect of stock options using the treasury stock method	3.2	4.0	3.3	4.7

Weighted average number of common and common equivalent shares outstanding	93.7	92.1	93.2	91.7

Basic net earnings per share	$.54	$.26	$1.08	$1.05
Diluted net earnings per share	.52	.25	1.04	1.00

Options to purchase 0.7 million and 0.5 million shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 2.5 million and 0.2 million shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7. Stock Option-Based Compensation

At September 30, 2003, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. Gallagher accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to stock option-based employee compensation (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$48.9	$23.3	$97.0	$91.5
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.3)	(1.1)	(3.6)	(3.0)

Pro forma net earnings	$47.6	$22.2	$93.4	$88.5

Basic net earnings per share - pro forma	$.53	$.25	$1.04	$1.02
Diluted net earnings per share - pro forma	.51	.24	1.01	.97

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123, diluted net earnings per share as reported for the three-month periods ended September 30, 2003 and 2002 would have been reduced by $.01. In addition, diluted net earnings per share as reported for the nine-month periods ended September 30, 2003 and 2002 would have been reduced by $.03. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

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

Effective on March 31, 2003 and 2002, Gallagher contributed $4.4 million and $4.0 million, respectively, to the plan through the issuance of 169,000 and 122,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as an equity instrument. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2003 and 2002, $0.4 million and $0.3 million, respectively, was charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2003 and 2002, $1.0 million and $0.6 million, respectively, was charged to compensation expense related to this plan.

9. Restricted Stock Awards

Gallagher has an incentive compensation plan for several of its key executives and management personnel. The compensation under this plan is determined by a formula applied to the pretax profitability of certain operating divisions and may include an equity award as part of such incentive compensation.

Effective on March 31, 2003 and 2002, Gallagher contributed 275,000 and 274,000 shares, respectively, of its common stock to the plan, with an aggregate fair value of $7.2 million and $9.0 million, respectively, as of those dates. Also, effective on March 31, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Also, effective on March 31, 2002, Gallagher granted, to its Chief Executive Officer, a restricted stock award of 32,000 shares of Gallagher common stock with an aggregate fair value of $1.0 million as of that date. All of the 2003 restricted stock awards vest over a two-year period at the rate of 50% per year beginning on March 31, 2004. All of the 2002 restricted stock awards vest over a three-year period at the rate of 33 1/3% per year beginning on March 31, 2003. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. During the three-month periods ended September 30, 2003 and 2002, $1.9 million and $0.9 million, respectively, was charged to compensation expense related to these awards. During the nine-month periods ended September 30, 2003 and 2002, $4.5 million and $1.7 million, respectively, was charged to compensation expense related to these awards.

Effective on June 1, 2003, Gallagher adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee of the Board of Directors (the Committee) is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award, and these terms will be included in an award agreement between Gallagher and the recipient of the award. No awards have been granted under the plan as of the date of this filing.

10. Commitments, Contingencies and Financial Guarantees

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. For minimum aggregate rental commitments at December 31, 2002, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002.

As more fully described in Note 3 to the consolidated financial statements, at September 30, 2003, Gallagher had LOCs, financial guarantees and funding commitments related to its trading securities, investments and consolidated investments.

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at September 30, 2003, Gallagher has posted LOCs of $5.2 million and $5.3 million related to Gallagher’s self insurance deductibles and a client’s self insurance deductibles, respectively. Gallagher has a recorded liability of $4.0 million related to its self-insurance deductibles and has collateral on the client’s self-insurance deductibles valued at approximately $15.0 million. In addition, Gallagher had LOCs totaling $0.7 million at September 30, 2003 related to its brokerage and risk management services operations, of which Gallagher has a recorded liability of $0.6 million. For a more detail discussion on these LOCs, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective and Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s carried reserve in the September 30, 2003 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $4.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and carried reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

11. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment represents three operating divisions: Retail Brokerage Services, Wholesale Brokerage Services and Gallagher Benefit Services. The Brokerage segment, for commission or fee compensation, places commercial P/C and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2003	2002	2003	2002
Brokerage
Total revenues	$222.3	$199.1	$613.1	$527.1

Earnings before income taxes	$54.9	$47.5	$119.9	$102.2

Identifiable assets at September 30, 2003 and 2002			$1,883.3	$1,671.2

Risk Management
Total revenues	$83.0	$71.6	$238.0	$209.3

Earnings before income taxes	$11.3	$6.5	$32.2	$26.5

Identifiable assets at September 30, 2003 and 2002			$178.9	$80.2

Financial Services
Total revenues	$39.7	$(14.2)	$47.2	$25.9

Earnings (loss) before income taxes	$(1.8)	$(20.7)	$(23.6)	$2.0

Identifiable assets at September 30, 2003 and 2002			$632.9	$599.2

Review by Independent Auditors

The consolidated financial statements at September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 have been reviewed by Ernst & Young LLP, Gallagher’s independent auditors, and their report is included herein.

Independent Accountants’ Review Report

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2003 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of Gallagher’s management.

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

October 21, 2003

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

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity have led to the unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Since September 11th, the increased premium rates charged by insurance companies have had a positive impact on Gallagher’s 2002 and 2003 operating results. While the hard market has continued into 2003, recent statements made by P/C insurance carriers indicate that the rate of increase in premiums is moderating. Carriers are indicating that claim inflation-like increases are becoming more typical rather than the substantial double-digit increases seen in the last two years. Further, carriers are becoming more rate competitive on selective risks with favorable historical loss experience. Gallagher is unable to predict the future effect of this moderation on its operations.

In a period of rising insurance costs, there is resistance among certain “risk” buyers (Gallagher’s clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance is causing some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. In addition, some buyers are switching to negotiated fee in lieu of commission arrangements with Gallagher for placing their risk. Other buyers are moving toward the alternative insurance market, which could have a favorable effect on Gallagher’s Risk Management Services segment. These factors tend to reduce commission revenue to Gallagher. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services will continue to be a major factor in Gallagher’s fee revenue growth during the remainder of 2003. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by insurance companies have had a greater impact on Gallagher’s revenues than inflation.

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

Other Investments - For those investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment may exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher will assess its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher performs a process to compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher looks at values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that a write-down is required, it is recorded as a realized loss against current period earnings.

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

2003 Acquisitions

See Note 4 to the consolidated financial statements for a discussion on the 2003 acquisitions.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2003	2002		2003	2002
Commissions	$194.4	$178.1	9%	$543.3	$477.9	14%
Fees	36.3	30.0	21%	95.1	74.5	28%
Investment income - fiduciary	1.7	2.7	(37%)	5.2	6.9	(25%)

Gross revenues	232.4	210.8	10%	643.6	559.3	15%
Less brokerage	(10.1)	(11.7)	14%	(30.5)	(32.2)	5%

Total revenues	222.3	199.1	12%	613.1	527.1	16%

Compensation	120.6	110.8	9%	353.5	307.4	15%
Other operating	41.3	36.1	14%	123.9	104.1	19%
Depreciation	3.0	2.7	11%	9.0	8.0	13%
Amortization	2.5	2.0	25%	6.8	5.4	26%

Total expenses	167.4	151.6	10%	493.2	424.9	16%

Earnings before income taxes	54.9	47.5	16%	119.9	102.2	17%
Provision for income taxes	13.2	14.3	(8%)	29.5	30.7	(4%)

Net earnings	$41.7	$33.2	26%	$90.4	$71.5	26%

Growth - revenues	12%	36%		16%	29%
Organic growth in commissions and fees	9%	20%		12%	17%
Growth - pretax earnings	16%	37%		17%	22%
Compensation expense ratio	52%	53%		55%	55%
Other operating expense ratio	18%	17%		19%	19%
Effective tax rate	24%	30%		25%	30%
Pretax profit margin	24%	23%		19%	18%
Identifiable assets at September 30, 2003 and 2002				$1,883.3	$1,671.2

The increase in commissions for the nine-month period ended September 30, 2003 was principally due to new business production, renewal rate increases and an increase in contingent commissions, all of which aggregated to $150.0 million and were partially offset by lost business of $85.0 million. The increase in fees for the nine-month period ended September 30, 2003 resulted from new business production and renewal rate increases of approximately $29.0 million, which was partially offset by lost business of $8.0 million. Also contributing to the increase in commissions and fees in 2003 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues for the nine-month period ended September 30, 2003 was 12% compared to 17% for the same period in 2002. Organic growth represents the increase in revenues before the impact of the 2003 and 2002 acquisitions accounted for as purchases.

Investment income – fiduciary, which represents interest income earned on cash and restricted funds, decreased in 2003 compared to 2002 primarily due to reductions in short-term interest rates. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increases in compensation expense in 2003 are primarily due to an increase in employee headcount in the period from September 30, 2002 to September 30, 2003, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results, a corresponding increase in employee benefit expenses, and increases in pension and medical insurance costs in 2003. The increase in employee headcount primarily relates to the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months. Compensation as a percentage of commission and fee revenues was 55% in the nine-month periods ended September 30, 2003 and 2002. These percentages are higher than Gallagher’s historical ratios primarily due to the investments made in new personnel during the past 24 months as it takes time for the commission and fee revenues generated from the new production personnel to cover their fixed costs and to contribute favorably to pretax earnings. Compensation as a percentage of commission and fee revenues decreased to 52% in the three-month period ended September 30, 2003 from 53% for the same period in 2002. The lower ratios in the third quarter compared to ratios for the year-to-date periods and other quarters are primarily due to the timing of policy inception dates that traditionally are heaviest in the third and fourth quarters, while salaries and employee benefits tend to be more uniform throughout the year. However, the investments made in new personnel appear to be providing some returns as the compensation expense ratio for the third quarter decreased between 2003 and 2002.

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

The overall effective income tax rates reflect the effect of tax credits generated by investments in limited partnerships that operate low income housing and alternative energy projects, which are partially offset by state and foreign taxes. The decreases in the effective income tax rates in 2003 are due to a synthetic fuel transaction that was consummated in the first quarter of 2003. Gallagher expects that the additional tax credits generated from this transaction will keep the effective tax rate in the mid-20% range for 2003.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2003	2002		2003	2002
Fees	$82.8	$71.4	16%	$237.3	$208.7	14%
Investment income - fiduciary	0.2	0.2	0%	0.7	0.6	17%

Total revenues	83.0	71.6	16%	238.0	209.3	14%

Compensation	46.3	41.8	11%	132.0	118.1	12%
Other operating	23.0	20.8	11%	66.7	57.9	15%
Depreciation	2.4	2.5	(4%)	7.1	6.8	4%

Total expenses	71.7	65.1	10%	205.8	182.8	13%

Earnings before income taxes	11.3	6.5	74%	32.2	26.5	22%
Provision for income taxes	2.7	1.9	42%	7.8	7.9	(1%)

Net earnings	$8.6	$4.6	87%	$24.4	$18.6	31%

Growth - revenues	16%	6%		14%	5%
Organic growth in fees	16%	6%		14%	5%
Growth - pretax earnings	74%	(30%)		22%	1%
Compensation expense ratio	56%	59%		56%	57%
Other operating expense ratio	28%	29%		28%	28%
Effective tax rate	24%	30%		25%	30%
Pretax profit margin	14%	9%		14%	13%
Identifiable assets at September 30, 2003 and 2002				$178.9	$80.2

The increase in fees for the nine-month period ended September 30, 2003 was due primarily to new business production of approximately $50.0 million, renewal rate increases and highly favorable retention rates on existing business partially offset by lost business of $21.0 million. The organic growth in fee revenues in 2003 was 14% compared to 5% in 2002.

Investment income – fiduciary, which represents interest income earned on cash and restricted funds, was relatively unchanged in 2003 compared to 2002. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increases in compensation expense in 2003 were due to an increase in employee headcount in the period from September 30, 2002 to September 30, 2003, salary increases, a corresponding increase in employee benefit expenses, an increase in the use of temporary staffing, and increases in pension and medical insurance costs in 2003.

The increases in other operating expenses in 2003 over 2002 were due primarily to an increase in fees for professional services, costs associated with leased office space and office expansion and business insurance costs.

Depreciation expense was relatively unchanged in 2003 compared to 2002. Changes in depreciation expenses from quarter to quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2003	2002		2003	2002
Investment income:
Cash and cash equivalents	$0.2	$0.2	0%	$1.2	$1.7	(29%)
Trading securities	1.7	(0.2)	950%	4.8	1.9	153%
AAC related investments	1.0	0.2	400%	3.4	1.9	79%
Low income housing investments	0.2	0.7	(71%)	0.8	1.9	(58%)
Shopping centers and other commercial real estate	(0.1)	(0.2)	50%	(0.9)	(0.5)	(80%)
Alternative energy investments	10.5	11.0	(5%)	29.2	25.6	14%
Venture capital	0.2	0.5	(60%)	(0.3)	—	NMF
Consolidated investments	24.4	2.5	876%	30.8	6.6	367%
Other	—	—	NMF	2.3	4.0	(43%)

Total investment income	38.1	14.7	159%	71.3	43.1	65%
Investment gains (losses)	1.6	(28.9)	106%	(24.1)	(17.2)	(40%)

Total revenues	39.7	(14.2)	380%	47.2	25.9	82%

Investment expenses	36.6	2.4	NMF	58.1	13.0	347%
Interest	2.0	2.4	(17%)	6.1	7.2	(15%)
Depreciation	2.9	1.7	71%	6.6	3.7	78%

Total expenses	41.5	6.5	538%	70.8	23.9	196%

Earnings (loss) before income taxes	(1.8)	(20.7)	91%	(23.6)	2.0	NMF
Provision (benefit) for income taxes	(0.4)	(6.2)	94%	(5.8)	0.6	NMF

Net earnings (loss)	$(1.4)	$(14.5)	90%	$(17.8)	$1.4	NMF

Identifiable assets at September 30, 2003 and 2002				$632.9	$599.2

Investment income from cash and cash equivalents can vary from quarter-to-quarter as a result of the timing of excess cash flow.

The increases in investment income from trading securities in 2003 were primarily due to the recovery in the equity markets during 2003 and to the reclassification of Gallagher’s marketable securities portfolio from available for sale to trading, which was effective on September 30, 2002. As a result of this reclassification, changes in unrealized gains and losses on this portfolio are recorded in investment income in the consolidated statement of earnings. Prior to September 30, 2002, changes in unrealized gains and losses on this portfolio were recorded in stockholders’ equity as accumulated other comprehensive earnings or losses.

The increases in investment income from AAC related investments in 2003 were primarily due to a recovery in the equity markets during 2003. Investment income from low income housing investments, commercial real estate and venture capital investments were relatively unchanged in 2003 compared to 2002.

The increase in investment income from alternative energy investments for the nine-month period ended September 30, 2003 was due primarily to an increase in volume processed by the Syn/Coal facilities. However, production volume for the first nine months of 2003 is below expectations. In addition, costs associated with installment sales have increased due to shipping costs related to Syn/Coal sales to customers not located at the Syn/Coal production facilities.

The increases in investment income from consolidated investments for the three- and nine-month periods ended September 30, 2003 were primarily due to the adoption of FIN 46. Effective July 1, 2003, Gallagher adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it has a 5% ownership interest. Prior to July, 1, 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. For the three-month period ended September 30, 2003, Gallagher recognized investment income of $21.2 million related to this Syn/Coal partnership. Also contributing to the increase in investment income from consolidated investments in the third quarter of 2003 was the land sales with respect to the Florida residential development.

Other income primarily represents gains from book-of-business dispositions (one each in 2003 and 2002).

During the first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets, and recorded a pretax charge of $25.7 million to reduce the carrying values of these investments to their estimated realizable value. Gallagher does not intend to make new investments in these investment classes. During the third quarter of 2002, Gallagher incurred $9.5 million of other-than-temporary impairments related to its marketable securities portfolio, that resulted from the sharp decline in the equity markets during 2002, and $15.4 million of aggregate write-downs of loans and equity holdings related to its venture capital investments. In addition, Gallagher incurred a $3.6 million loss in third quarter of 2002 on the sale of a venture capital investment.

Investment expenses of this segment include compensation, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and overhead expenses such as rent and utilities. The increases in investment expenses for the three- and nine-month periods ended September 30, 2003 were primarily due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership. Also contributing to the increases in 2003 were increases in incentive compensation, professional fees associated with investment transactions and operating expenses of the alternative energy investments. The decreases in interest expense in 2003 were due to reductions in the amount of corporate related borrowings and to reductions in short-term interest rates in 2003 compared to 2002. The increases in depreciation expense in 2003 were due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership and to the acquisition of the airplane leasing company in the second quarter of 2002.

Financial Condition and Liquidity

Cash Provided by Operations - The insurance brokerage industry is not capital intensive. The capital used to fund Gallagher’s investment portfolio has been primarily generated from the excess cash provided by its operations and tax savings generated from tax advantaged investments. Cash provided by operating activities was $144.5 million and $93.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations vary substantially from quarter-to-quarter and year-to-year. Funds restricted as to Gallagher’s use, primarily premiums held as fiduciary funds, have not been included in determining Gallagher’s overall liquidity. Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations and investing requirements, it would use borrowings under its line-of-credit agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its line-of-credit agreement have been sufficient to fund Gallagher’s operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the foreseeable future.

Borrowings - Gallagher has a $250.0 million unsecured revolving credit agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At September 30, 2003, $50.2 million of LOCs were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 10 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at September 30, 2003. Accordingly, $199.8 million remained available for potential borrowings, of which $24.8 million may be in the form of additional LOCs. See Note 5 to the consolidated financial statements for a discussion of the terms of the credit agreement.

Consolidated Investment Related Borrowings - As more fully described in Note 3 to the consolidated financial statements, at September 30, 2003, the accompanying balance sheet includes $151.1 million of borrowings related to Gallagher’s consolidated investment enterprises of which $34.7 million is recourse to Gallagher’s other operations.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 3% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheets at September 30, 2003 and December 31, 2002. The September 30, 2003 and December 31, 2002 balance sheets of several of these unconsolidated investments contain outstanding debt, which is also not required to be included in Gallagher’s consolidated balance sheets.

In certain cases, Gallagher guarantees a portion of the enterprises’ debt. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, LOCs and financial guarantees. In the event that certain of these enterprises were to default on their debt obligations and its net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Notes 3 and 10 to the consolidated financial statements.

Dividends - Through the first nine months of 2003, Gallagher declared $48.6 million in cash dividends on its common stock, or $0.54 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On October 15, 2003, Gallagher paid a third quarter dividend of $0.18 per common share to shareholders of record at September 30, 2003, a 20% increase over the third quarter dividend per share in 2002.

Capital Expenditures - Net capital expenditures were $17.9 million and $32.4 million for each of the nine-month periods ended September 30, 2003 and 2002, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $4.5 million in 2003 and $6.7 million in 2002, the majority of which are related to the Florida residential development project. In 2003, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $20.0 million. Capital expenditures by Gallagher are related primarily to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 1.9 million shares at a cost of $51.0 million and 0.5 million shares at a cost of $11.6 million in the first nine months of 2003 and 2002, respectively. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2003, Gallagher was authorized to repurchase approximately 3.6 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Employee Stock Purchase Plan - Effective July 1, 2003, Gallagher adopted an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of the quarterly offering period of each calendar year). No compensation expense is recorded in connection with the ESPP. Effective on September 30, 2003, Gallagher issued 0.1 million shares of common stock to employees who participated in the ESPP during the third quarter of 2003 at an aggregate purchase price of $1.8 million or $22.89 per share. Currently, there are 3.9 million shares reserved for future issuance.

Contractual Obligations and Commitments

See Notes 3 and 10 to the September 30, 2003 consolidated financial statements for a discussion of Gallagher’s outstanding LOCs, financial guarantees and funding commitments. In addition, see Note 15 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more detail discussion on these LOCs.

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

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2003 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher has a diversified investment portfolio. Gallagher’s invested assets are held as cash and cash equivalents and trading securities. Accordingly, these assets are subject to various market risk exposures such as interest rate risk and equity price risk.

The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2003 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2003.

At September 30, 2003, the fair value of Gallagher’s trading securities portfolio was $49.7 million. This portfolio is managed internally and externally by several independent fund managers.

The fair value of Gallagher’s trading securities portfolio managed internally was $13.9 million at September 30, 2003. The overall objective of the trading securities portfolio is to provide Gallagher with a stable after-tax yield. This unhedged portfolio consists primarily of dividend-yielding preferred stocks that are more sensitive to interest rate risk than to equity pricing risk. The estimated potential loss in fair value resulting from a hypothetical one-percentage point increase in short-term interest rates would be approximately $2.3 million at September 30, 2003.

The fair value of Gallagher’s trading securities portfolio managed externally was $35.8 million at September 30, 2003. This portfolio is also subject to equity pricing risk. However, these investments are actively managed in order to minimize Gallagher’s exposure to equity pricing risk. The objective of this portfolio is to maximize the overall return to Gallagher, while minimizing the downward price risk in order to preserve the investments’ underlying principal balances. The external managers may use hedge strategies such as “selling short” equity securities in order to mitigate the effects of changes in equity prices thereby attempting to make any such fluctuations immaterial. Accordingly, hypothetical changes in equity prices would not cause the resulting fair value to be materially different from the carrying value for this portfolio at September 30, 2003. While several of these fund managers hedge parts of their investment strategies, equity pricing risk cannot be completely eliminated.

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

At September 30, 2003, Gallagher had no borrowings outstanding under its line-of-credit agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2003 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2003 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $5.6 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations.

Item 4.	Controls and Procedures

As of September 30, 2003, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change in Gallagher’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1 Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K.

Form 8-K	Dated July 22, 2003 in connection with the announcement of Gallagher’s financial results for the quarter ended June 30, 2003.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of October, 2003.

Arthur J. Gallagher & Co.

/s/ Douglas K. Howell

Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Exhibit Index

15.1 Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.