Form 10-K
period 2003-12-31
GALLAGHER ARTHUR J & CO
filed 2004-02-09
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-9761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Two Pierce Place Itasca, Illinois	60143-3141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 773-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2003 (the last day of the registrant’s most recently completed second quarter) was $2,348,777,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2003 was 89,997,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.’s definitive 2004 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

ARTHUR J. GALLAGHER & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.	Business.

General

Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as “Gallagher” unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the United States and abroad. Gallagher’s principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services is one of its major strengths. In addition, Gallagher has a financial services operation that manages its investment portfolio.

Gallagher operates through a network of more than 250 sales and service offices located throughout the United States and eight countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher’s international operations include a Lloyd’s of London broker and affiliated companies in England and other facilities in Australia, Bahrain, Bermuda, Canada, Malaysia, Scotland and Singapore.

Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher’s executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws or unfavorable interpretations of existing income tax laws. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Operating Segments

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment, for commission or fee compensation, primarily places commercial property/casualty (P/C) and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. The Financial Services segment is responsible for managing Gallagher’s investment portfolio.

The two major sources of operating revenues for Gallagher are commissions from brokerage operations and service fees from brokerage and risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2003, is as follows (in millions):

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commissions
Brokerage	$746.2	59%	$662.9	63%	$537.9	61%
Fees
Brokerage	135.5	11%	109.0	10%	62.3	7%
Risk Management	320.7	25%	280.4	26%	263.6	30%
Investment income and other
Brokerage	7.5	1%	9.4	1%	12.1	1%
Risk Management	1.0	0%	0.8	0%	1.1	0%
Financial Services	93.6	7%	38.9	4%	46.0	5%

Gross revenues	1,304.5	103%	1,101.4	104%	923.0	104%
Less brokerage	(40.7)	(3%)	(41.1)	(4%)	(35.0)	(4%)

Total revenues	$1,263.8	100%	$1,060.3	100%	$888.0	100%

See Note 19 to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements on pages 50 to 52, which are incorporated herein by reference for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 2003, 2002 and 2001.

During 2003, 2002 and 2001, Gallagher’s total revenues and expenses each increased sequentially from quarter-to-quarter within the calendar years, except for the second quarter of 2001 and the third quarter of 2002, the latter of which was negatively impacted by $28.9 million of investment write-downs. However, commission and fee revenues and the related expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates that traditionally are heaviest in the third and fourth quarters. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses tend to be more uniform throughout the year. In addition, the timing of acquisitions accounted for as purchases will also impact the trends in Gallagher’s quarterly operating results. See Note 18 to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements on page 49, which are incorporated herein by reference for unaudited quarterly operating results for 2003 and 2002.

Brokerage

The Brokerage segment comprises three operating divisions: the Brokerage Services-Retail Division (BSD), Specialty Marketing and International (SMI) and Gallagher Benefit Services (GBS).

BSD places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. SMI places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the United States and abroad. BSD and SMI act as agents in soliciting, negotiating and effecting contracts of insurance through insurance companies worldwide, as brokers in procuring contracts of insurance on behalf of insureds, and as administrators in setting up and managing self-insured programs. In addition, SMI places insurance on behalf of other brokers. BSD and SMI both have the capability to handle insurable risks and related coverages for all forms of P/C products. SMI also places surplus lines coverages, which are coverages for various specialized risks not available from insurance companies licensed by the states in which the risks are located. In addition, SMI’s reinsurance intermediary operations place reinsurance coverages for its insurance company clients.

GBS specializes in the management of employee benefit programs through fully insured and self-insured programs. GBS provides services in connection with the design, financing, implementation, administration and communication of compensation and employee benefit programs (including pension and profit-sharing plans, group life, health, accident and disability insurance programs and income tax deferral plans), and provides other professional services in connection therewith.

The primary source of Gallagher’s compensation for its Brokerage segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by insureds. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Gallagher may also receive contingent commissions which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs.

Risk Management

The Risk Management segment comprises two wholly-owned subsidiaries: Gallagher Bassett Services (GB) and Gallagher Benefit Administrators (GBA). Approximately 90% of this segment’s total revenues are generated by GB.

GB provides a full range of risk management services including claims management, risk control consulting services, information management, and property appraisals on a totally integrated or select, stand-alone basis. GB provides these services for Gallagher’s clients through a network of service offices located throughout the United States, Canada, England, Scotland and Australia.

GB primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher. GB also markets these services to BSD and SMI clients who are interested in P/C risk management related services.

In connection with its risk management services, GB provides “self-insurance” programs for large institutions, risk sharing pools and associations, and large commercial and industrial customers. Self-insurance, as administered by GB, is a program in which the client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposures with an insurance carrier that specializes in these less predictable exposures.

GBA is a third-party administrator that serves the self-funded employee health benefit marketplace by integrating effective managed care and quality assurance programs with claims administration services. The employee health benefit services provided by GBA are, in many instances, directly supported by GBS.

GB’s and GBA’s revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the estimated volume of the services to be performed.

Financial Services

Financial Services is primarily responsible for Gallagher’s investment portfolio which includes marketable securities, tax advantaged investments, real estate partnerships, an investment in Allied World Assurance Holdings, Ltd., an alternative investment fund manager, notes receivable from investees and an investment in an airplane leasing company that leases two cargo airplanes to the French Postal Service. Financial Services manages the invested assets of Gallagher in order to maximize the long-term after-tax return to Gallagher. During the first quarter of 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it was doubtful that these operations would be able to execute their business plans. Therefore, Gallagher’s venture capital investments were determined to be other-than-temporarily impaired leading to a $25.7 million pretax charge in the first quarter of 2003. In addition, effective July 1, 2003, Gallagher early adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which required Gallagher to consolidate one partially-owned entity, that was determined to be a variable interest entity (VIE) and previously not consolidated because it was not controlled by Gallagher through a majority voting interest. The adoption of FIN 46 did not result in any additional debt on Gallagher’s consolidated balance sheet nor did it have any impact on its 2003 consolidated net earnings or December 31, 2003 stockholders’ equity. See

Note 3 to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements on pages 26 to 32, which are incorporated herein by reference for a summary of Gallagher’s investments.

Gallagher’s overall non-fiduciary investment strategy going forward will be primarily focused on tax advantaged investments and real estate. Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit, financial guarantees and funding commitments. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated financial position or operating results. In some cases, Gallagher may be at risk for tax credits taken in previous years, which may also be material to its operations. See Note 3 (pages 26 to 32) and Note 16 (pages 43 to 47) to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements, which are incorporated herein by reference for a summary of outstanding letters of credit, financial guarantees and funding commitments and Note 7 on page 36 for a summary of outstanding debt and contingent commitments. In addition, see Note 3 (pages 26 to 32) to the Consolidated Financial Statements for a summary of Gallagher’s tax credit exposure.

International Operations

Total revenues by geographic area for each of the three years in the period ended December 31, 2003 are as follows (in millions):

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,133.8	90%	$954.7	90%	$812.4	91%
Foreign, principally United Kingdom, Australia and Bermuda	130.0	10%	105.6	10%	75.6	9%

Total revenues	$1,263.8	100%	$1,060.3	100%	$888.0	100%

The Brokerage segment’s international operations comprise the following: a Lloyd’s of London broker and an insurance brokerage and risk management joint-venture in the United Kingdom; an insurance brokerage operation and two “rent-a-captive” insurance company facilities in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in more than 100 countries around the world.

Arthur J. Gallagher (UK) (AJG UK) is a wholly-owned London based subsidiary of Gallagher. It provides brokerage and other services to clients primarily located outside the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with Lloyd’s of London underwriters and insurance companies worldwide. AJG UK’s brokerage services encompass most classes of business within the general categories of aviation, marine, reinsurance (treaty and facultative) and P/C. The thrust of AJG UK’s business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd’s of London, Gallagher’s non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

Risk Management Partners (RMP) is a 50% owned joint-venture between Gallagher and Munich-American Re Corporation that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed in 1994 and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

Arthur J. Gallagher (Bermuda) provides clients with direct access to the risk-taking capacity of foreign insurers for both direct and reinsurance placements. It also acts as a wholesaler to Gallagher’s marketing efforts by accessing global insurance and reinsurance companies in the placement of United States and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

Gallagher has ownership interests in two Bermuda-based insurance companies that operate “rent-a-captive” facilities: Artex Insurance Company, a partially owned joint-venture, and Protected Insurance Company, a wholly-owned subsidiary. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

Arthur J. Gallagher Australasia is a wholly-owned subsidiary of Gallagher that is headquartered in Sydney, Australia. This subsidiary provides reinsurance placements for international or local Australian companies, and specialty programs and coverages for Australian and other clients through underwriting facilities with Lloyd’s of London underwriters.

Arthur J. Gallagher Asia is a 51% owned joint-venture of AJG UK that is based in Singapore. It specializes in treaty and facultative reinsurance placements for insurance companies located throughout Asia. These placements are made directly with reinsurance companies or through Gallagher’s subsidiaries and encompass several lines of business. Gallagher also has brokerage operations in Bahrain and Malaysia that are not material to Gallagher’s Brokerage segment.

The Brokerage segment also has strategic alliances with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in more than 100 countries globally, Gallagher is able to fully serve its clients’ coverage and service needs in virtually any geographic area where their operations are located.

The Risk Management segment’s international operations principally comprise risk management companies in the United Kingdom and Australia.

Gallagher Bassett International (UK) (GB UK), a wholly-owned subsidiary of GB, provides risk management services for foreign operations, as well as United States operations that are foreign controlled. Headquartered in London with additional offices in England and Scotland, GB UK works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services include consulting, claims management, information management, loss control and property valuations.

Wyatt Gallagher Bassett is a wholly-owned subsidiary of GB that is headquartered in Brisbane, Australia with additional facilities located in Australia. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australia. Services include consulting, claims management, crisis management, information management, loss control and property valuations.

Gallagher also has risk management service facilities in Canada that are not material to Gallagher’s Risk Management segment.

See Note 17 (pages 48 to 49) and Note 19 (pages 50 to 52) to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements which are incorporated herein by reference for additional financial information related to Gallagher’s foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 2003, 2002 and 2001.

Markets and Marketing

A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher’s clients include United States and multi-national corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals. Gallagher services its clients through its network of more than 250 sales and service offices in the United States and eight countries abroad. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2003, the largest single customer represented less than 2% of total revenues.

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

Competition

According to Business Insurance magazine, Gallagher is the fourth largest insurance broker worldwide (third largest in the United States) in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in every area of its business. Three competing firms are significantly larger and have several times the commission and/or fee revenues of Gallagher. There are firms in a particular region or locality that are as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

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

Gallagher’s insurance brokerage and risk management operations depend on its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals.

Business Combinations

In 2003, Gallagher acquired the net assets of thirteen insurance brokerage firms and one risk management firm (twelve asset purchases and two stock purchases) in exchange for its common stock and/or cash using the purchase method for recording business combinations. See Note 4 to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements on pages 33 to 34, which are incorporated herein by reference for a summary of the entities acquired, the amount and nature of the consideration paid and the dates of acquisition.

The following acquisition accounted for as purchase occurred since December 31, 2003:

Effective on February 1, 2004, Gallagher acquired substantially all of the net assets of Roberts, Eastland & Persac a corporation engaged in the insurance brokerage and services business, in exchange for 12,000 shares of Gallagher’s common stock, cash of $3.5 million and a contingent earnout obligation of $1.5 million that, if any is earned, will be paid in cash.

Gallagher believes that the net effect of these acquisitions has been and will be to expand the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

Gallagher is considering and intends to consider from time to time, additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions and has received signed, non-binding letters of intent from six acquisition candidates. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

As of December 31, 2003, Gallagher employed approximately 7,200 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

Available Information

Gallagher makes available free of charge on its website at www.ajg.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

Gallagher’s Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Governance Committee Charter are also available on our website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Investor Relations, Arthur J. Gallagher & Co., Two Pierce Place, Itasca, Illinois 60143-3141, or by telephone to (630) 773-3800.

Item 2.	Properties.

Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 260,000 square feet of space. The lease commitment on this property expires February 28, 2006. Gallagher has a 60% ownership interest in the limited partnership that owns the Two Pierce Place property. This investment is consolidated into Gallagher’s consolidated financial statements. See Note 3 (pages 26 to 32), Note 7 (page 36) and Note 16 (pages 43 to 47) to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements which are incorporated herein by reference for additional information with respect to this ownership interest.

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 16 to the Consolidated Financial Statements of Gallagher’s 2003 Financial Statements on pages 43 to 47, which are incorporated herein by reference for information with respect to Gallagher’s lease commitments at December 31, 2003.

Item 3.	Legal Proceedings.

Information regarding legal proceedings of Gallagher is included in Note 16 (Litigation) to the Consolidated Financial Statements on page 47 of Gallagher’s 2003 Financial Statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2003.

Item 4A.	Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
Robert E. Gallagher	81	Chairman since 1990, Chief Executive Officer from 1963 until 1995
J. Patrick Gallagher, Jr.	52	President since 1990, Chief Executive Officer since 1995
Elizabeth J. Brinkerhoff	60	Vice President since 1993
Richard C. Cary	41	Controller since 1997, Chief Accounting Officer since 2001, Acting Chief Financial Officer September 2002 to April 2003
James W. Durkin, Jr.	54	Vice President since 1985, President of GBS since 1985
Nicholas M. Elsberg	61	Vice President since 1994
James S. Gault	52	Vice President since 1992, President and Chief Operating Officer of BSD since June 2002
Douglas K. Howell	42	Vice President since March 2003 and Chief Financial Officer since April 2003
David E. McGurn, Jr.	50	Vice President since 1993, President of SMI since 2001
Richard J. McKenna	57	Vice President since 1994, President of GB since 2000
John C. Rosengren	57	Vice President and General Counsel since 1995, Secretary since 2002

With the exception of Mr. Howell, each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

Prior to joining Gallagher on March 3, 2003, Mr. Howell was employed as Senior Vice President and Chief Financial Officer of 21st Century Insurance Group (NYSE:TW) from April 2001 to February 2003 and prior thereto as Senior Vice President and Chief Financial Officer of GuideOne Insurance Group since 1997.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period January 1, 2002 through December 31, 2003 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2003
First	$29.75	$23.28	$.18
Second	29.00	23.35	.18
Third	29.06	24.64	.18
Fourth	32.74	26.74	.18

2002
First	$37.24	$31.00	$.15
Second	37.20	32.15	.15
Third	34.90	21.70	.15
Fourth	29.80	22.10	.15

As of January 30, 2004, there were approximately 775 holders of record of Gallagher’s common stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2003 have been derived from Gallagher’s consolidated financial statements. Such data should be read in conjunction with Gallagher’s audited Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In millions, except per share and employee data)

Consolidated Statement of Earnings Data:
Commissions	$746.2	$662.9	$537.9	$472.9	$440.8
Fees	456.2	389.4	325.9	282.4	235.9
Investment income and other	102.1	49.1	59.2	45.3	39.2

Gross revenues	1,304.5	1,101.4	923.0	800.6	715.9
Less brokerage	(40.7)	(41.1)	(35.0)	(26.1)	(16.7)

Total revenues	1,263.8	1,060.3	888.0	774.5	699.2
Total expenses	1,070.5	874.8	746.2	640.8	572.2

Earnings before income taxes	193.3	185.5	141.8	133.7	127.0
Provision for income taxes	47.1	55.6	16.5	40.7	43.8

Net earnings	$146.2	$129.9	$125.3	$93.0	$83.2

Per Share Data:
Basic net earnings per share (1)	$1.63	$1.49	$1.48	$1.11	$1.02
Diluted net earnings per share (2)	1.57	1.41	1.39	1.04	.97
Dividends declared per common share (3)	.72	.60	.52	.46	.40

Share Data:
Shares outstanding at year end	90.0	88.5	85.1	84.5	82.2
Weighted average number of common shares outstanding	90.0	87.3	84.8	83.6	81.7
Weighted average number of common and common equivalent shares outstanding	93.3	91.9	90.1	89.0	85.6

Consolidated Balance Sheet Data:
Total assets	$2,901.6	$2,463.6	$2,145.3	$1,626.8	$1,364.3
Long-term debt less current portion	122.1	128.3	96.7	103.9	13.9
Total stockholders’ equity	619.1	528.2	371.6	328.9	260.8

Return on Beginning Stockholders’ Equity (4)	28%	35%	38%	36%	31%

Employee Data:
Number of employees at year end	7,206	7,111	6,499	5,714	5,344
Total gross revenue per employee (5)	$181,000	$155,000	$142,000	$140,000	$134,000
Net earnings per employee (5)	$20,000	$18,000	$19,000	$16,000	$16,000

(1)	Based on the weighted average number of common shares outstanding during the year.

(2)	Based on the weighted average number of common and common equivalent shares outstanding during the year.

(3)	Based on the total dividends declared on a share of common stock outstanding during the entire year.

(4)	Represents annual net earnings divided by stockholders' equity as of the beginning of the year.

(5)	Based on the number of employees at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher’s 2003 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 to 14 and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Information regarding Quantitative and Qualitative Disclosures about Market Risk is included in Gallagher’s 2003 Financial Statements under the caption entitled “Quantitative and Qualitative Disclosure about Market Risk” on pages 14 to 15 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Gallagher’s Consolidated Financial Statements, the related notes thereto, Management’s Report and Report of Independent Auditors are included in Gallagher’s 2003 Financial Statements on pages 16 to 52 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.

As of December 31, 2003, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

There has been no change in Gallagher’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding directors and nominees for directors of Gallagher is included under the caption entitled “Election of Directors” in the 2004 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report.

The Board of Directors has determined that Gary P. Coughlan qualifies as an audit committee financial expert, as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

Gallagher has adopted a Code of Business Conduct and Ethics that applies to all of Gallagher’s employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Gallagher’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Gallagher’s business.

A copy of Gallagher’s Code of Business Conduct and Ethics is posted on its website at www.ajg.com. In the event that an amendment to, or a waiver from, a provision of Gallagher’s Code of Business Conduct and Ethics that applies to any of Gallagher’s officers or directors is necessary, Gallagher intends to post such information on its website.

Gallagher undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of Gallagher’s Code of Business Conduct and Ethics. Requests should be directed in writing to Investor Relations, Arthur J. Gallagher & Co., Two Pierce Place, Itasca, Illinois 60143-3141, or by telephone to (630) 773-3800.

Item 11.	Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2004 Proxy Statement under the caption entitled “Compensation of Executive Officers and Directors,” and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Principal Holders of Securities” in the 2004 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2004 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements from Gallagher’s 2003 Financial Statements which are incorporated herein by reference:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2003 (page 16)

(b)	Consolidated Balance Sheet as of December 31, 2003 and 2002 (page 17).

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003 (page 18).

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2003 (page 19).

(e)	Notes to Consolidated Financial Statements (pages 20 to 52).

(f)	Management’s Report (page 53).

(g)	Report of Independent Auditors (page 54).

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003.

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003.

13.0	Gallagher’s 2003 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, independent auditors.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 18, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 23, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

3.2	By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 33-10447).

3.3	Rights Agreement between Gallagher and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher’s Form 8-A Registration Statement filed May 12, 1987, File No. 0-13480).

3.4	Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), Harris Trust and Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-8 Registration Statement No. 33-38031).

3.5	Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.7	Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) regarding Common Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

10.7.1	Amendment to Exhibit No. 10.7 dated September 11, 1985 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1985, File No. 0-13480).

10.8	Credit Agreement Dated as of July 21, 2003 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2003, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1999, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan and Deferred Equity Trust Agreement dated March 22, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.18	Promissory Note dated March 15, 2001 in the principal amount of $2,382,900 from Michael J. Cloherty, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.19	Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.20	Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.21	Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.22	Arthur J. Gallagher & Co. Brokerage Services Division Management Bonus Plan Amended and Restated as of March 21, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

*10.22.1	Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February, 2004.

ARTHUR J. GALLAGHER & CO.

By:	/S/ J. PATRICK GALLAGHER, JR.

J. Patrick Gallagher, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of February, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

*ROBERT E. GALLAGHER Robert E. Gallagher	Chairman and Director

/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*GARY P. COUGHLAN Gary P. Coughlan	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/S/ JOHN C. ROSENGREN

John C. Rosengren, Attorney-in-Fact

SCHEDULE II

ARTHUR J. GALLAGHER & CO.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2003
Allowance for doubtful accounts	$2.0	$1.9	$(1.2	)(1)	$2.7
Allowance for estimated policy cancellations	3.0	—	—		3.0
Accumulated amortization of goodwill	7.1	—	(0.3	)(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	7.5	9.9	(1.0	)(3)	16.4
Year ended December 31, 2002
Allowance for doubtful accounts	$1.7	$4.7	$(4.4	)(1)	$2.0
Allowance for estimated policy cancellations	2.5	0.5	—		3.0
Accumulated amortization of goodwill	7.1	—	—		7.1
Accumulated amortization of expiration lists and noncompete agreements	1.7	6.6	(0.8	)(3)	7.5
Year ended December 31, 2001
Allowance for doubtful accounts	$3.1	$1.7	$(3.1	)(1)	$1.7
Allowance for estimated policy cancellations	2.0	0.5	—		2.5
Accumulated amortization of goodwill	5.8	2.6	(1.3	)(2)	7.1
Accumulated amortization of expiration lists and noncompete agreements	4.2	0.9	(3.4	)(3)	1.7

(1)	Bad debt write-offs net of recoveries.

(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.

(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

ARTHUR J. GALLAGHER & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

EXHIBIT INDEX

10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003.

10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003.

13.0	Gallagher’s 2003 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, independent auditors.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.