Form 10-Q
period 2004-03-31
GALLAGHER ARTHUR J & CO
filed 2004-04-30
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2004 was 90,792,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2004	2003
Commissions	$181.8	$168.6
Fees	116.8	104.2
Investment income - fiduciary funds	2.8	2.0
Investment income - all other	46.5	15.3
Investment gains (losses)	2.5	(25.7)

Gross revenues	350.4	264.4
Less brokerage	(8.9)	(10.1)

Total revenues	341.5	254.3

Compensation	170.7	157.0
Other operating	67.0	62.8
Investment expenses	41.5	7.3
Interest	1.9	2.1
Depreciation	8.6	7.2
Amortization	3.2	2.1

Total expenses	292.9	238.5

Earnings before income taxes	48.6	15.8
Provision for income taxes	9.7	3.9

Net earnings	$38.9	$11.9

Basic net earnings per share	$.43	$.13
Diluted net earnings per share	.41	.13
Dividends declared per common share	.25	.18

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2004	December 31, 2003
	(Unaudited)
Cash and cash equivalents	$211.5	$193.6
Restricted cash	454.6	437.6
Trading securities	—	5.0
Investments - current	26.1	26.9
Premiums and fees receivable	1,225.9	1,286.4
Other current assets	131.2	158.4

Total current assets	2,049.3	2,107.9

Investments - long-term	116.1	121.0
Fixed assets related to consolidated investments - net	203.7	205.2
Other fixed assets - net	59.4	61.0
Deferred income taxes	141.4	137.8
Other noncurrent assets	49.7	45.8
Goodwill - net	151.0	138.3
Amortizable intangible assets - net	102.4	84.6

Total assets	$2,873.0	$2,901.6

Premiums payable to insurance and reinsurance companies	$1,694.4	$1,743.5
Accrued compensation and other accrued liabilities	209.7	219.3
Unearned fees	30.7	27.3
Income taxes payable	19.5	24.3
Other current liabilities	16.3	16.0
Corporate related borrowings	—	—
Consolidated investments related borrowings - current	33.9	30.9

Total current liabilities	2,004.5	2,061.3

Consolidated investments related borrowings - long-term	121.3	122.1
Other noncurrent liabilities	99.2	99.1

Total liabilities	2,225.0	2,282.5

Stockholders’ equity:
Common stock - issued and outstanding 90.8 shares in 2004 and 90.0 shares in 2003	90.8	90.0
Capital in excess of par value	121.9	105.5
Retained earnings	458.6	442.3
Unearned deferred compensation	(13.9)	(9.6)
Unearned restricted stock	(9.4)	(9.1)

Total stockholders’ equity	648.0	619.1

Total liabilities and stockholders’ equity	$2,873.0	$2,901.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Three-month period ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$38.9	$11.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(2.5)	26.5
Gain on sales of operations	—	(2.5)
Depreciation and amortization	11.8	9.3
Amortization of deferred compensation and restricted stock	2.1	1.0
Stock-based compensation expense	1.2	—
(Increase) decrease in restricted cash	(17.0)	5.7
Decrease (increase) in premiums receivable	72.8	(19.7)
(Decrease) increase in premiums payable	(55.5)	51.8
Decrease in trading securities - net	5.8	1.9
Increase in other current assets	30.1	3.2
Decrease in accrued compensation and other accrued liabilities	(16.0)	(23.8)
Decrease in income taxes payable	(4.8)	(9.0)
Tax benefit from issuance of common stock	5.6	2.1
Net change in deferred income taxes	(5.4)	0.2
Other	(3.6)	(0.3)

Net cash provided by operating activities	63.5	58.3

Cash flows from investing activities:
Net additions to fixed assets	(5.4)	(9.9)
Cash paid for acquisitions, net of cash acquired	(21.3)	0.3
Proceeds from sales of operations	—	2.5
Other	2.4	0.1

Net cash used by investing activities	(24.3)	(7.0)

Cash flows from financing activities:
Proceeds from issuance of common stock	11.0	3.4
Repurchases of common stock	(18.3)	(5.8)
Dividends paid	(16.2)	(13.3)
Borrowings on line of credit facilities	3.4	2.7
Repayments on line of credit facilities	—	(25.0)
Repayments of long-term debt	(1.2)	(0.8)

Net cash used by financing activities	(21.3)	(38.8)

Net increase in cash and cash equivalents	17.9	12.5
Cash and cash equivalents at beginning of period	193.6	152.6

Cash and cash equivalents at end of period	$211.5	$165.1

Supplemental disclosures of cash flow information:
Interest paid	$2.3	$2.4
Income taxes paid	13.9	9.6

See notes to consolidated financial statements.

Notes to March 31, 2004 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in nine countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2003 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the prior year consolidated financial information disclosed herein in order to conform to the current year’s presentation.

2. Investments

Trading Securities - During the latter part of 2003, Gallagher started liquidating its trading securities portfolio for cash. During the first quarter 2004, Gallagher completed the liquidation of its remaining trading securities investments. The following is a summary of Gallagher’s trading securities and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					March 31, 2004
	March 31, 2004		December 31, 2003		LOCs & Financial Guarantees	Funding Commitments
	Current	Long-term	Current	Long-term
Trading securities managed directly	$—	$—	$5.0	$—	$—	$—

Trading securities at December 31, 2003 consisted primarily of common and preferred stocks and corporate bonds. All of the trading securities were carried at fair value in the accompanying consolidated balance sheet, with unrealized gains and losses included in the consolidated statement of earnings.

Investments - The following is a summary of Gallagher’s investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					March 31, 2004
	March 31, 2004		December 31, 2003		LOCs & Financial Guarantees	Funding Commitments
Investments:	Current	Long-term	Current	Long-term

Direct and indirect investments in Asset Alliance Corporation (AAC)	$0.4	$49.1	$1.3	$49.8	$—	$—
Low income housing (LIH) developments:
Bridge loans	7.1	—	9.5	—	—	—
Partnership interests	—	2.6	—	3.1	—	—
LIH Developer	—	8.5	—	7.6	—	—
Alternative energy investments:
Owned partnership interests	1.8	22.6	1.5	28.3	5.9	—
Partnership interest installment sales	15.6	7.4	14.6	8.0	—	—
Bermuda insurance investments	—	20.4	—	20.4	6.7	—
Real estate and venture capital and other investments	1.2	5.5	—	3.8	—	4.0

Total investments	$26.1	$116.1	$26.9	$121.0	$12.6	$4.0

Asset Alliance Corporation - Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC, a holding company that owns up to 50% of 13 private investment management firms (the Firms). These Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $4.4 billion at March 31, 2004. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

During the fourth quarter 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio due to various legal, contractual and business issues. In the first quarter 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. In the first quarter 2004, this lawsuit was dismissed by the judge without prejudice. The investors have until June 30, 2004 to refile the lawsuit. Gallagher is unable to determine the likelihood of whether this lawsuit will be refiled, nor estimate the impact, if any, such a lawsuit would have on AAC and the resulting impact on Gallagher’s investment value.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry interest rates ranging from 4.0% to 9.5% at March 31, 2004. The loans are generally outstanding for 12 to 24 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At March 31, 2004, Gallagher owned a limited partnership interest in 24 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Twelve of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At March 31, 2004, total assets and total debt of these developments was approximately $76 million and $60 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.6 million at March 31, 2004, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 30% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. It has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 85% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At March 31, 2004, the LIH Developer had total assets of approximately $22 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $8.5 million at March 31, 2004, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six Biomass limited partnerships and five Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. Two of the Syn/Coal limited partnerships are consolidated (one due to ownership percentage and one due to it being a VIE as discussed below) into Gallagher’s consolidated financial statements. The remainder of these investments are primarily carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

At March 31, 2004, LOCs and financial guarantees of $5.9 million related to the completion of a Biogas pipeline and the reclamation of a Syn/Coal property.

Five of the Biomass limited partnerships have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At March 31, 2004, total assets and total debt of these investments was approximately $21 million and $14 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.0 million at March 31, 2004, which equaled the net aggregate carrying value of its investments.

Because of Gallagher’s economic interest in one of the Syn/Coal partnerships, it has been determined to be a VIE and, effective as of July 1, 2003, was required to be consolidated into Gallagher’s consolidated financial statements under FIN 46 criteria.

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

Biomass - As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At March 31, 2004, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $11.5 million, net of the applicable income tax benefit. Gallagher did not record any liability in its March 31, 2004 consolidated balance sheet for these potential indemnifications.

Syn/Coal - As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its March 31, 2004 consolidated balance sheet for these potential indemnifications.

On October 29, 2003, the IRS issued Announcement 2003-70 stating that it had completed a review of chemical change issues associated with tax credits claimed under IRC Section 29 relating to the production and sale of synthetic coal (Syn/Coal Credits). It further stated that it would resume the issuance of PLRs concerning Syn/Coal Credits consistent with the guidelines regarding chemical change previously set forth in Revenue Procedures 2001-30 and 2001-34 and certain additional requirements related to sampling, testing and recordkeeping procedures, even though the IRS does not believe the level of chemical change required under that guidance is sufficient for IRC Section 29 purposes. The IRS also stated in the announcement that it would continue to issue PLRs because it recognized that many taxpayers and their investors have relied on its long standing PLR practice to make investments. In Announcement 2003-46 issued on June 27, 2003, the IRS had questioned the validity of certain test procedures and results that had been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change had occurred, and had initiated a review of these test procedures and results which was completed as noted in Announcement 2003-70.

Separately, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate (Subcommittee) is conducting an investigation of potential abuses of tax credits by producers of synthetic fuel under IRC Section 29. The Subcommittee Chairman, in a memorandum updated in March 2004, has stated that the investigation is examining the utilization of Syn/Coal Credits, the nature of the technologies and the fuels created, the use of these fuels, and other aspects of IRC Section 29. The memorandum also states that the investigation will address the IRS’s administration of Syn/Coal Credits.

The effect of these two developments on the synthetic coal industry is not clear. Gallagher is aware that a number of PLRs have been issued since October 29, 2003, and it has participated in an interview with Subcommittee staff. Gallagher continues to believe it is claiming Syn/Coal Credits in accordance with IRC Section 29 and two PLRs previously obtained by Syn/Coal partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them. In that regard, one of the Syn/Coal partnerships in which Gallagher has an interest was under examination by the IRS for the tax year 2000 and in March 2004, Gallagher was notified that the examination was closed without any changes being proposed.

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

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$119.1	$75.1
Installment sale proceeds subject to indemnification	124.9	5.7
Net carrying value of assets held at March 31, 2004	17.6	17.6

Total exposure	$261.6	$98.4

Bermuda Insurance Investments - These investments consist primarily of a $20 million equity investment (less than 2% ownership) in Allied World Assurance Holdings, Ltd., which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment is carried at its original cost.

The remaining balance of $0.4 million is Gallagher’s rent-a-captive facility, formed in 1997 that Gallagher uses as a placement facility for its insurance brokerage operations. This operation has been consolidated into Gallagher’s consolidated financial statements. Gallagher has posted $6.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Real Estate, Venture Capital and Other Investments - At March 31, 2004, Gallagher had investments in seven real estate ventures with a net carrying value of $4.7 million in the aggregate, none of which was in excess of $2.0 million. Gallagher also had investments in six venture capital investments that consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which had a carrying value in excess of $1.2 million. These investments had a net carrying value of $0.4 million which included contingency reserves for potential funding requirements under outstanding LOCs related to these venture capital investments. The remaining $1.6 million related to seven other investments, none of which was in excess of $0.6 million at March 31, 2004.

Seven of these investments have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At March 31, 2004, total assets and total debt of these investments was approximately $154 million and $151 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $2.5 million at March 31, 2004, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in four investment enterprises: two real estate partnerships, an airplane leasing limited liability company and one Syn/Coal facility. One real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The other real estate partnership represents an 80% investment in a limited partnership that is developing an 11,000-acre community near Orlando, Florida. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. During the fourth quarter 2003, Gallagher acquired a 99% equity position in a Syn/Coal facility held to generate IRC Section 29 tax credits. These four investments are consolidated into Gallagher’s consolidated financial statements.

In addition, Gallagher owns 5% of a Syn/Coal facility. The other 95% was previously sold on the installment sale basis and has substantial residual value to Gallagher. Under the FIN 46 criteria, this investment has been determined to be a VIE and required Gallagher to consolidate this facility into its consolidated financial statements.

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			March 31, 2004
	March 31, 2004	December 31, 2003	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$101.0	$100.9	$—	$—
Accumulated depreciation	(13.9)	(13.2)	—	—
Non-recourse borrowings - current	(0.8)	(0.8)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(73.8)	(74.0)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	2.4	2.2	—	—

Net investment	11.9	12.1	—	—

Florida community development:
Fixed assets	57.6	56.0	—	—
Accumulated depreciation	—	—	—	—
Non-recourse borrowings - current	(13.7)	(10.7)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(0.2)	(0.2)	—	—
Recourse borrowings - noncurrent	(12.4)	(12.4)	—	—
Net other consolidated assets and liabilities	(3.1)	(3.6)	12.8	1.5

Net investment	11.2	12.1	12.8	1.5

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(11.4)	(10.5)	—	—
Non-recourse borrowings - current	(2.4)	(2.4)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(31.9)	(32.5)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	0.9	0.9	—	—

Net investment	7.0	7.3	—	—

Syn/Coal partnerships:
Fixed assets	34.8	35.2	—	—
Accumulated depreciation	(16.2)	(15.0)	—	—
Non-recourse borrowings - current	—	—	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	—	—	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	1.2	0.6	—	—

Net investment	19.8	20.8	—	—

Total consolidated investments:
Fixed assets	245.2	243.9	—	—
Accumulated depreciation	(41.5)	(38.7)	—	—
Non-recourse borrowings - current	(16.9)	(13.9)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(105.9)	(106.7)	—	—
Recourse borrowings - noncurrent	(15.4)	(15.4)	—	—
Net other consolidated assets and liabilities	1.4	0.1	12.8	1.5

Net investment	$49.9	$52.3	$12.8	$1.5

As shown in the above table, three of the five consolidated investment enterprises have borrowings related to their assets. In the case of the home office building and the airplane leasing company, over 97% of the borrowings are collateralized solely by the enterprises’ underlying assets and are non-recourse to Gallagher’s other operations. In regards to the Florida residential development, approximately 68% of the borrowings are recourse to Gallagher through LOCs and written financial guarantees in the event the underlying assets are not sufficient collateral. In addition, at March 31, 2004, with respect to the Florida residential development, Gallagher has verbally committed to fund another $1.5 million of development costs.

At March 31, 2004, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$49.9
Recourse portion of debt	32.4
LOCs, financial guarantees and funding commitments	14.3

Maximum exposure	$96.6

See Note 11 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s consolidated investment enterprises.

Impairment Reviews - Gallagher has a management investment committee that meets 10 to 12 times per year to review its investments. For those investments that are carried at fair value based on quoted market prices, the committee reviews the source of quoted market prices. For those investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist, include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines an impairment is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including the receipt of new information that can dramatically change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Due to the inherent risk of investments, Gallagher cannot give assurance that there will not be investment impairments in the future should economic and other conditions change.

3. Business Combinations

During the three-month period ended March 31, 2004, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Escrow Deposited	Recorded Purchase Price	Contingent Payable
	(000s)
Risk Management Partners Ltd. (RMP)
January 1, 2004	—	$—	$5.0	$—	$5.0	$—
Roberts & Eastland, LLC (REP)
February 1, 2004	5	0.2	1.3	0.2	1.7	0.8
Persac Insurance Agency (REP)
February 1, 2004	7	0.2	1.8	0.2	2.2	1.0
R. P. O’Brien & Co., Inc. (RPO)
February 1, 2004	28	0.8	1.8	0.1	2.7	0.6
The Romine Group, Inc. (RGP)
February 1, 2004	252	7.3	—	0.8	8.1	2.5
Don Laster Agency, Inc. (DLA)
March 1, 2004	46	1.4	0.8	0.2	2.4	1.5
B&P International Insurance Brokerage LLC (BPI)
March 1, 2004	—	—	7.6	0.4	8.0	5.8

	338	$9.9	$18.3	$1.9	$30.1	$12.2

Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as downward adjustments to goodwill when the escrows are settled. The contingent payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements, if any, will be recorded as upward adjustments to goodwill when the contingencies are settled. The aggregate amount of unrecorded contingent payables outstanding as of March 31, 2004 related to the 2002, 2003 and 2004 acquisitions was $54.7 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	RMP	REP	RPO	RGP	DLA	BPI	Total
Current assets	$—	$0.8	$1.3	$—	$—	$4.9	$7.0
Fixed assets	—	—	—	—	—	0.1	0.1
Goodwill	5.0	1.1	1.1	3.5	0.7	1.3	12.7
Expiration lists	—	2.2	1.3	4.1	1.5	5.5	14.6
Non-compete agreements	—	0.4	0.2	0.5	0.2	0.9	2.2

Total assets acquired	5.0	4.5	3.9	8.1	2.4	12.7	36.6
Current liabilities	—	0.6	1.2	—	—	4.7	6.5

Total liabilities assumed	—	0.6	1.2	—	—	4.7	6.5

Total net assets acquired	$5.0	$3.9	$2.7	$8.1	$2.4	$8.0	$30.1

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $12.7 million, $14.6 million and $2.2 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 15 years and 5 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews goodwill for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the first quarter 2004 or 2003. Of the $14.6 million of expiration lists and $2.2 million of non-compete agreements related to the 2004 acquisitions, $4.1 million and $0.5 million, respectively, are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2004 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2003 (in millions, except per share data):

	Three-month period ended March 31,
	2004	2003
Total revenues	$342.8	$257.0
Net earnings	39.4	12.9
Basic net earnings per share	.44	.14
Diluted net earnings per share	.42	.14

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003, nor is it necessarily indicative of future operating results.

4. Credit and Other Debt Agreements

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement (Credit Agreement), which expires on July 20, 2006, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $250.0 million. In addition, the Credit Agreement provides for the issuance of standby LOCs, which are limited to $75.0 million in the aggregate. The issuance of such LOCs reduces the amount of net funds available for future borrowing under the Credit Agreement. At April 8, 2004, $44.9 million of LOCs (of which Gallagher has $22.5 million of liabilities recorded as of March 31, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 2 and 11 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at March 31, 2004. Accordingly, as of April 8, 2004, $205.1 million remained available for potential borrowings, of which $30.1 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, ..150% or .200% of the used and unused portions, the determination of which is also dependent on a financial leverage ratio maintained by Gallagher. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2004.

The following is a summary of Gallagher’s Credit Agreement and consolidated investment related debt (in millions):

	March 31, 2004	December 31, 2003
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.00%, expires July 2006	$—	$—
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008	77.6	77.8
Line of credit facility on Florida community development:
Permits borrowings up to $17.0 million, quarterly interest-only payments, variable rate of LIBOR plus 2.00%, expires 2004	17.0	17.0
Line of credit facility on Florida community development:
Permits borrowings up to $15.0 million, monthly interest-only payments, rate of prime plus 0.5%, expires 2004	8.3	4.8
Bonds payable on Florida community development:
Monthly interest-only payments through 2010, variable rate based on commercial paper rate, balloon payment 2010	12.4	12.4
Mortgage loan on Florida community development:
Monthly installments, fixed rate of 8.00%, expires 2004	5.2	5.6
Equipment loans on Florida community development:
Fixed monthly payments, fixed rates of 6.25% and 7.00%, expire 2005 and 2007	0.4	0.5
Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, variable rate of LIBOR plus 1.62%, balloon payment 2006	34.3	34.9

	$155.2	$153.0

See Note 11 for additional discussion on commitments and contingencies.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2004	2003
Net earnings	$38.9	$11.9

Weighted average number of common shares outstanding	90.4	88.8
Dilutive effect of stock options using the treasury stock method	3.6	3.5

Weighted average number of common and common equivalent shares outstanding	94.0	92.3

Basic net earnings per share	$.43	$.13
Diluted net earnings per share	.41	.13

Options to purchase 0.4 million and 2.7 million shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

6. Stock Option-Based Compensation

During the fourth quarter 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS No. 123.” Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded in 2002 and prior years. The change to the fair value method of accounting is being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made during 2003 and 2004 through participation in Gallagher’s employee stock purchase plan. SFAS 123 requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The consolidated financial statements for each of the first three quarters of 2003 were not restated for this change since its impact was not material to the amounts previously reported. The expense related to the first three quarters was charged against earnings in the fourth quarter of 2003. During the first quarter 2004, Gallagher recognized $1.2 million of compensation expense related to its stock option plans and its employee stock purchase plan.

At March 31, 2004, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all options granted prior to January 1, 2003, Gallagher continues to account for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Three-month period ended March 31,
	2004	2003
Net earnings, as reported	$38.9	$11.9
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.0	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(1.1)

Pro forma net earnings	$37.9	$10.8

Basic net earnings per share - pro forma	$.42	$.12
Diluted net earnings per share - pro forma	.40	.12

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123, diluted net earnings per share as reported for the three-month periods ended March 31, 2004 and 2003 would have been reduced by $.01. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

7. Deferred Compensation

Gallagher has a Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher upon their normal retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock, in an amount approved by Gallagher’s Board of Directors, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions from the plan, except for accumulated non-invested dividends, are made in the form of Gallagher’s common stock.

On March 18, 2004 and March 20, 2003, Gallagher contributed $4.6 million and $4.4 million, respectively, to the plan through the issuance of 142,000 and 169,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as a contra equity amount. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2004 and 2003, $0.3 million and $0.2 million, respectively, was charged to compensation expense related to this plan.

8. Restricted Stock Awards

On June 1, 2003, Gallagher adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee of the Board of Directors (the Committee) is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As discussed in the paragraph below, 65,000 shares of restricted stock awards were granted under this plan in 2004. No restricted stock awards were granted under this plan in 2003. Accordingly, as of March 31, 2004, 3.9 million shares are available for grant under this plan.

On March 18, 2004 and March 20, 2003, Gallagher granted 29,000 and 275,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $0.9 million and $7.2 million, respectively, as of those dates. Also, on March 18, 2004, Gallagher granted restricted stock awards of 36,000 shares in the aggregate of its common stock to its Chief Executive Officer and four other Corporate Officers, with an aggregate fair value of $1.2 million as of that date. On March 20, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Substantially all of the 2004 and 2003 restricted stock awards vest over a two-year period (19,000 shares of the 2004 grant vest over a one-year period), primarily at the rate of 50% per year beginning on March 31, 2004 and 2005, respectively. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2004 and 2003, $1.8 million and $0.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 and 2003.

9. Employee Stock Purchase Plan

Effective July 1, 2003, Gallagher adopted an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of the first day of the quarterly offering period of each calendar year). Effective as of the end of the first quarter 2004, Gallagher issued 0.1 million shares of common stock to employees who participated in the ESPP during the quarter at an aggregate purchase price of $2.7 million, or $27.16 per share. Currently, there are 3.7 million shares reserved for future issuance. During 2004, $0.5 million was charged to compensation expense related to the common stock issued under the ESPP.

10. Retirement Plan

Gallagher has a noncontributory defined benefit pension plan that covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employers’ Accounting for Pensions.” The difference between the present value of the pension benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	March 31,
	2004	2003
Service cost - benefits earned during the year	$4.3	$3.6
Interest cost on benefit obligation	2.5	2.1
Expected return on plan assets	(2.6)	(1.9)
Amortization of prior service cost	0.1	0.1
Amortization of net actuarial loss	0.1	0.1
Amortization of transition obligation	—	—

Net periodic benefit cost	$4.4	$4.0

Gallagher expects to contribute between $5.0 million and $20.0 million to the plan in 2004, subject to the maximum tax deductible contribution that is allowed under the IRC. During the first quarter 2004, Gallagher contributed $1.0 million to the plan.

11. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 2 and 4 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, consolidated investment borrowings, operating leases and purchase commitments at March 31, 2004 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Consolidated investment borrowings:
Florida community development debt	30.7	0.1	0.1	—	—	12.4	43.3
Home office mortgage loan	0.6	0.9	0.9	1.1	74.1	—	77.6
Airplane leasing company debt	1.8	2.6	29.9	—	—	—	34.3

Total debt obligations	33.1	3.6	30.9	1.1	74.1	12.4	155.2
Operating lease obligations	39.0	47.3	41.2	33.8	27.4	50.0	238.7
Net Syn/Coal purchase commitments	2.8	4.7	4.7	4.7	—	—	16.9
Outstanding purchase obligations	2.9	—	—	—	—	—	2.9

Total contractual obligations	$77.8	$55.6	$76.8	$39.6	$101.5	$62.4	$413.7

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At April 8, 2004, $44.9 million of LOCs (of which Gallagher has $22.5 million of liabilities recorded as of March 31, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 2. There were no borrowings outstanding under the Credit Agreement at March 31, 2004. Accordingly, as of April 8, 2004, $205.1 million remained available for potential borrowings, of which $30.1 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 4 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Consolidated Investment Borrowings - As more fully described in Notes 2 and 4 to the consolidated financial statements, at March 31, 2004, the accompanying balance sheet includes $155.2 million of borrowings related to Gallagher’s consolidated investment enterprises of which $32.4 million is recourse to Gallagher’s other operations. These borrowings are partially secured by the underlying assets of the investment enterprises and support their operations.

Operating Lease Obligations - Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

Net Syn/Coal Purchase Commitments - Gallagher owns 5% of a Syn/Coal facility. The other 95% was previously sold on the installment sale basis and has substantial residual value to Gallagher. Under the FIN 46 criteria, this investment has been determined to be a VIE which required Gallagher to consolidate this facility into its financial statements. See Note 2 to the consolidated financial statements for additional disclosures regarding this Syn/Coal partnership. In December 2000, the Syn/Coal partnership simultaneously executed a raw coal purchase agreement and a Syn/Coal sales agreement with a state-owned utility which purchases the majority of the partnership’s Syn/Coal production. The agreements provide for minimum quantities at prices pegged to the prevailing market prices. The utility also receives a per ton discount for each ton of Syn/Coal it purchases in excess of a base. These agreements terminate immediately in the event the Syn/Coal produced ceases to constitute a “qualified fuel” under IRC Section 29 or upon termination of either of the agreements. The net annual Syn/Coal purchase commitment represents the minimum raw coal purchases at estimated costs, plus discounts earned by the utility, less sales of Syn/Coal at estimated prices.

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of March 31, 2004. These obligations represent agreements to purchase goods or services and the construction of a building at the Florida community development that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2004 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2004	2005	2006	2007	2008	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$16.3	$16.3
Financial guarantees	1.5	—	—	—	—	7.6	9.1
Funding commitments	1.5	—	4.0	—	—	—	5.5

	3.0	—	4.0	—	—	23.9	30.9
Operations related:
Letters of credit	—	—	0.3	—	—	5.9	6.2

Total commitments	$3.0	$—	$4.3	$—	$—	$29.8	$37.1

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. See Note 2 for a discussion of Gallagher’s outstanding LOCs, financial guarantees and funding commitments. All but one of the LOCs represent multiple-year commitments but have annual, automatic renewing provisions and are classified by the latest commitment date.

During the period from January 1, 2002 to March 31, 2004, Gallagher acquired 31 companies, which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain contingent purchase obligations. The contingent purchase obligations related to the 2004 acquisitions are disclosed in Note 3 to the consolidated financial statements. These contingent payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. The aggregate amount of unrecorded contingent payables outstanding as of March 31, 2004 related to the 2002, 2003 and 2004 acquisitions was $54.7 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 3% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at March 31, 2004 and December 31, 2003. The March 31, 2004 and December 31, 2003 balance sheets of several of these unconsolidated investments contain outstanding debt, which is also not required to be included in Gallagher’s consolidated balance sheet.

In certain cases, Gallagher guarantees a portion of the enterprises’ debt. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, LOCs and financial guarantees. In the event that certain of these enterprises were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Note 2 to the consolidated financial statements.

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at March 31, 2004, Gallagher has posted LOCs of $6.1 million and $3.8 million related to Gallagher’s self-insurance deductibles and a client’s self-insurance deductibles, respectively. Gallagher has a recorded liability of $4.0 million related to its self-insurance deductibles and has collateral on the client’s self-insurance deductibles valued at approximately $15.0 million. In addition, Gallagher had LOCs totaling $0.8 million at March 31, 2004 related to its risk management services operations, of which Gallagher has recorded a $0.5 million liability.

Litigation - Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher’s consolidated financial position or operating results. Gallagher’s financial services subsidiary is party to a lawsuit relating to its investment in the synthetic fuel industry which, if determined adversely to the subsidiary on substantially all claims and for a substantial amount of the damages asserted, could have a material adverse effect on Gallagher. However, Gallagher believes that the plaintiff’s claims lack merit. The subsidiary is vigorously defending such claims and has asserted counterclaims against the plaintiff.

Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Currently, Gallagher retains the first $1.0 million of each and every E&O claim and the first $15.0 million of all E&O claims in excess of $1.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million, in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2004 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $4.0 million and below the upper end of the actuarial range by $6.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

12. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment comprises three operating divisions: Brokerage Services—Retail Division, Specialty Marketing and International and Gallagher Benefit Services. The Brokerage segment, for commission or fee compensation, places commercial property/casualty (P/C) and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. Approximately 90% of this segment’s total revenues relates to the P/C operations. The Financial Services segment is responsible for managing Gallagher’s investment portfolio. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments for 2004 and 2003 is as follows (in millions):

	Three-month period ended March 31,
	2004	2003
Brokerage
Total revenues	$204.1	$188.0

Earnings before income taxes	$33.1	$26.8

Identifiable assets at March 31, 2004 and 2003	$2,051.2	$1,826.0

Risk Management
Total revenues	$88.4	$76.7

Earnings before income taxes	$13.0	$10.7

Identifiable assets at March 31, 2004 and 2003	$228.8	$84.5

Financial Services
Total revenues	$49.0	$(10.4)

Earnings (loss) before income taxes	$2.5	$(21.7)

Identifiable assets at March 31, 2004 and 2003	$593.0	$581.9

Review by Independent Auditors

The consolidated financial statements at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been reviewed by Ernst & Young LLP, Gallagher’s independent auditors, and their report is included herein.

Independent Accountants’ Review Report

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2004 and the related consolidated statement of earnings for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 27, 2004 we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Ernst & Young LLP

Chicago, Illinois

April 27, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional, governmental and personal accounts through out the United States and abroad. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in nine countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

Insurance Market Overview

During the period from 1986 to 2000, heavy competition for market share among P/C insurance carriers resulted in low premium rates. This “soft market” (i.e., low premium rates) generally resulted in flat or reduced renewal commissions. During this soft market, natural catastrophes and other losses resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, resulted in fewer insurance companies. Increased property replacement costs and increasingly large litigation awards caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. However, there were opposing factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result was that P/C premium rates remained low through 1999. Years of underwriting losses, coupled with the downward turn in equity markets and the decline in interest rates during the three-year period that preceded 2003, have depleted insurers’ capital. In order to restore their capital to adequate levels, many carriers began to increase premium rates in 2000 and continued to do so throughout 2001 and 2002 and well into 2003, particularly after the events described below.

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity led to an unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Since September 11th, the increased premium rates charged by insurance companies have had a positive impact on Gallagher’s 2002 and 2003 operating results. While the hard market continued into 2003, statements made by P/C insurance carriers in the latter part of 2003, and Gallagher’s fourth quarter 2003 and first quarter 2004 renewals, indicate that the rate of increase in premiums has moderated and for some lines, premium rates have decreased. Carriers are indicating that moderate claim related increases are becoming more typical rather than the substantial double-digit increases seen in 2002 and 2003. Further, carriers are becoming more competitive on selective client risks with favorable historical loss experience. Gallagher is unable to predict with a high degree of certainty the future effect of this rate activity on its operations. However, if the industry is entering a period of flattening premium rates and a softer market, then the effect of this trend may have a negative impact on Gallagher’s brokerage revenues.

In a period of rising insurance costs, there is resistance among certain “risk” buyers (Gallagher’s clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance has caused some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. In addition, some buyers have switched to negotiated fee in lieu of commission arrangements with Gallagher for placing their risk. Other buyers have moved toward the alternative insurance market, which could have a favorable effect on Gallagher’s Risk Management Services segment. These factors tend to reduce commission revenue to Gallagher. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services will continue to be major factors in Gallagher’s fee revenue growth in 2004. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by insurance companies have had a greater impact on Gallagher’s revenues than inflation.

Critical Accounting Policies

Gallagher’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for other significant accounting policies.

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

Fair Value of Investments

Other Investments - For those investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist, include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes, and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of common and preferred stock investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines an impairment is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including the receipt of new information that can dramatically change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Due to the inherent risk of investments, Gallagher cannot give assurance that there will not be impairments in the future should conditions change.

Intangible Assets

Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the accompanying consolidated balance sheet.

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews goodwill for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill. Under those circumstances, if the fair value were less than the carrying amount of the asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the first quarter 2004 or 2003. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations

See Note 3 to the consolidated financial statements for a discussion on the 2004 business combinations.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with accounting principles generally accepted in the United States (GAAP). Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and/or fee revenues generated from the acquisitions accounted for as purchases and the net commission and/or fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were a part of Gallagher in both the current and prior year. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management segments. Management also believes that the use of this measure allows financial statements users to measure, analyze and compare the growth from its Brokerage and Risk Management segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

	Three-month period ended March 31,		Percent Change
	2004	2003
Commissions	$181.8	$168.6	8%
Fees	28.7	27.7	4%
Investment income - fiduciary	2.5	1.8	39%

Gross revenues	213.0	198.1	8%
Less brokerage	(8.9)	(10.1)	12%

Total revenues	204.1	188.0	9%

Compensation	122.4	114.7	7%
Operating	42.4	41.4	2%
Depreciation	3.1	3.0	3%
Amortization	3.1	2.1	48%

Total expenses	171.0	161.2	6%

Earnings before income taxes	33.1	26.8	24%
Provision for income taxes	6.6	6.7	(1%)

Net earnings	$26.5	$20.1	32%

Growth - revenues	9%	22%
Organic growth in commissions and fees	4%	15%
Growth - pretax earnings	24%	4%
Compensation expense ratio	57%	58%
Other operating expense ratio	20%	21%
Pretax profit margin	16%	14%
Effective tax rate	20%	25%
Identifiable assets at March 31, 2004 and 2003	$2,051.2	$1,826.0

The increase in commissions for the three-month period ended March 31, 2004 was principally due to new business production, renewal rate increases and an increase in contingent commissions ($6.5 million), which aggregated to $42.0 million and was partially offset by lost business of $29.0 million. The increase in fees for the three-month period ended March 31, 2004 was principally due to new business production and renewal rate increases, which aggregated to $5.0 million and was partially offset by lost business of $4.0 million. Also contributing to the increase in commissions and fees in 2004 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues for the three-month period ended March 31, 2004 was 4% compared to 15% for the same period in 2003. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $8.5 million in 2004 and $10.3 million in 2003.

The Office of the Attorney General of the State of New York has begun an investigation of certain compensation agreements (generally known as contingent commission or policy service agreements) between insurance brokers and insurance companies and has served subpoenas on a number of insurance brokerage companies. Gallagher has similar compensation arrangements and has a practice of disclosing them to its clients. Such arrangements are consistent with a long standing and common practice within the insurance industry. As of the date of this report, Gallagher has not received a subpoena from the Office of the Attorney General of the State of New York in connection with this investigation. However, in early March 2004, the New York State Department of Insurance requested information from one of Gallagher’s New York brokerage subsidiaries concerning such arrangements and Gallagher is cooperating with this request. While it is not possible to predict the outcome of these investigations, if such compensation arrangements were to be restricted or no longer permitted, Gallagher’s results of operations may be materially and adversely impacted. In addition, Gallagher is a defendant in a purported class action in Cook County, Illinois, which challenges such arrangements. This action was terminated when Gallagher’s motion for summary judgment was granted in early 2002 but was reinstated in September 2003 when such ruling was overturned by an intermediate appeals court. Gallagher believes the plaintiff’s case has serious deficiencies and it will be defended vigorously.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, increased in 2004 compared to 2003 primarily due to an increase in the amount of invested cash in 2004. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2004 compared to 2003 was primarily due to an increase in the average number of employees, salary increases, and increases in incentive compensation linked to Gallagher’s overall operating results ($5.0 million in the aggregate); the expensing of stock-based compensation in 2004 ($1.1 million); and the adverse impact of foreign currency translation ($1.6 million). The increase in employee headcount primarily relates to the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months.

The increase in other operating expenses in 2004 over 2003 was due primarily to an increase in rent and utility costs associated with leased office space and office expansion ($1.0 million) and increases in travel and entertainment costs ($0.6 million). The increases in these expenses were partially offset by a decrease in professional services fees ($0.6 million).

Depreciation expense was relatively unchanged in 2004 compared to 2003. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2004 was due primarily to amortization expense associated with acquisitions accounted for as purchases completed in the last 12 months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

The overall effective income tax rate reflects the effect of tax credits generated by investments in limited partnerships that operate low income housing and alternative energy projects, which are partially offset by state and foreign taxes. The decrease in the effective income tax rate in 2004 is due to a synthetic fuel (Syn/Coal) facility transaction that was consummated in the first quarter 2003. Assuming no negative developments occur with respect to the availability of Syn/Coal tax credits, Gallagher expects that the additional tax credits generated from this and other similar transactions will keep the effective tax rate in the mid- to low-20% range for 2004.

Risk Management

The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. Approximately 90% of this segment’s total revenues relate to the P/C operations. Financial information relating to Gallagher’s Risk Management segment is as follows (in millions):

	Three-month period ended March 31,		Percent Change
	2004	2003
Fees	$88.1	$76.5	15%
Investment income - fiduciary	0.3	0.2	50%

Total revenues	88.4	76.7	15%

Compensation	48.3	42.3	14%
Operating	24.6	21.4	15%
Depreciation	2.4	2.3	4%
Amortization	0.1	—	NMF

Total expenses	75.4	66.0	14%

Earnings before income taxes	13.0	10.7	22%
Provision for income taxes	2.6	2.6	0%

Net earnings	$10.4	$8.1	28%

Growth - revenues	15%	9%
Organic growth in fees	15%	10%
Growth - pretax earnings	22%	(9%)
Compensation expense ratio	55%	55%
Other operating expense ratio	28%	28%
Pretax profit margin	15%	14%
Effective tax rate	20%	25%
Identifiable assets at March 31, 2004 and 2003	$228.8	$84.5

The increase in fees for 2004 was due primarily to new business production, renewal rate increases and favorable retention rates on existing business, which aggregated to $16.0 million and was partially offset by lost business of $4.0 million. The organic growth in fee revenues in 2004 was 15% compared to 10% in 2003. Historically, the Risk Management segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income - fiduciary, which represents interest income earned on cash and cash equivalents, was relatively unchanged in 2004 compared to 2003. While the amount of invested cash has increased, rates of return are at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2004 compared to 2003 was due to an increase in the average number of employees and increases in incentive compensation linked to Gallagher’s overall operating results ($4.2 million in the aggregate); an increase in employee benefit expenses ($0.3 million); an increase in the use of temporary staffing ($1.4 million); and the expensing of stock-based compensation in 2004 ($0.1 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in other operating expenses in 2004 over 2003 was due primarily to increases in professional services fees ($1.4 million), rent and utility costs associated with leased office space and office expansion ($0.5 million), business insurance costs ($0.6 million) and increases in travel and entertainment costs ($0.3 million).

Depreciation expense was relatively unchanged in 2004 compared to 2003. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2004 was due to amortization expense associated with an acquisition accounted for as a purchase that was completed in the fourth quarter of 2004. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

See the Results of Operations for the Brokerage segment for a discussion on changes in the overall effective income tax rate in 2004 compared to 2003.

The increase in identifiable assets in 2004 compared to 2003 is primarily due to the inclusion of client claim funds held by Gallagher Bassett (GB) in a fiduciary capacity in Gallagher’s March 31, 2004 consolidated balance sheet. These funds relate to GB’s third-party administration business, which were not previously reported in Gallagher’s March 31, 2003 consolidated balance sheet. GB does not earn any interest income on these funds held. These client funds have been included in restricted cash, along with a corresponding liability, in the accompanying consolidated balance sheet.

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 2 to the consolidated financial statements for a summary of Gallagher’s investments as of March 31, 2004 and December 31, 2003 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended March 31,		Percent Change
	2004	2003
Investment income:
Trading securities	$0.2	$—	NMF
Asset Alliance Corporation (AAC) related investments	2.4	0.6	300%
Low income housing investments	1.0	0.3	233%
Alternative energy investments	11.5	9.8	17%
Real estate, venture capital and other investments	0.1	(0.2)	150%
Consolidated investments	5.4	2.9	86%
Impact of FIN 46 on consolidated investments	25.9	—	NMF
Other	—	1.9	(100%)

Total investment income	46.5	15.3	204%
Investment gains (losses)	2.5	(25.7)	110%

Total revenues	49.0	(10.4)	571%

Investment expenses	16.8	7.3	130%
Impact of FIN 46 on investment expenses	24.7	—	NMF
Interest	1.9	2.1	(10%)
Depreciation	1.9	1.9	0%
Impact of FIN 46 on depreciation	1.2	—	NMF

Total expenses	46.5	11.3	312%

Earnings (loss) before income taxes	2.5	(21.7)	112%
Provision (benefit) for income taxes	0.5	(5.4)	109%

Net earnings (loss)	$2.0	$(16.3)	NMF

Identifiable assets at March 31, 2004 and 2003	$593.0	$581.9

Investment income from trading securities was relatively unchanged in 2004 compared to 2003.

Investment income from AAC related investments primarily represents income associated with Gallagher’s debt, preferred and common stock investments in AAC. Gallagher accounts for the common stock portion of its investment using the equity method. The increase in investment income from AAC related investments in 2004 was due to the strong operating results attained by AAC related to the improved equity markets during 2004 compared to 2003.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using the equity method and interest income from bridge loans made by Gallagher related to LIH developments. The increase in investment income from low income housing investments in 2004 is due to the LIH developer closing several syndication transactions in the first quarter 2004.

Investment income from alternative energy investments primarily relates to installment gains from several sales of Gallagher’s interests in limited partnerships that operate Syn/Coal facilities which occurred in the latter part of 2001 and early in 2002. The increase in investment income from alternative energy investments in 2004 was due to an increase in volume processed by the Syn/Coal facilities.

Investment income from real estate, venture capital and other investments was relatively unchanged in 2004 compared to 2003.

The increase in investment income from consolidated investments in 2004 was primarily due to increased lot sales volume at the Florida community development ($1.3 million) and to production generated at the Syn/Coal facility acquired in the fourth quarter 2003 ($1.7 million).

Investment income from consolidated investments for 2004 was also impacted by the adoption of FIN 46. Effective July 1, 2003, Gallagher early adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it has a 5% ownership interest. Prior to July, 1, 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. In 2004, Gallagher recognized investment income of $25.9 million related to the consolidation of this Syn/Coal partnership.

Investment gains (losses) primarily include realized gains and losses that occurred in the respective years related to write-downs, dispositions and recoveries related to its venture capital investments, which included loans and equity holdings in start-up companies. The $2.5 million gain recognized in 2004 is primarily due to the $2.0 million reversal of a loss contingency reserve established in the first quarter 2003. The reversal was made as a result of a successfully completed funding transaction related to one of the ventures that Gallagher wrote-off in the first quarter 2003. During the first quarter 2003, Gallagher incurred $25.7 million of the losses related to write-downs and dispositions when it decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it was doubtful that these operations would be able to execute their business plans. Therefore, Gallagher’s investments were determined to be other-than-temporarily impaired.

Investment expenses include compensation, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and airplane leasing company and overhead expenses. The increase in investment expenses in 2004 compared to 2003 was primarily due to the operating expenses of the alternative energy investments which were generated by two Syn/Coal facilities that were not operated by Gallagher during the first quarter 2003 ($7.1 million) and an increase in expenses related to the Florida community development primarily as a result of the additional lot sales ($1.4 million).

Investment and depreciation expenses for 2004 also increased due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership.

The decrease in interest expense between 2004 and 2003 was primarily due to the reduction in the corporate related borrowings in 2004 compared to 2003 and reduced interest expense of the home office building and the airplane leasing company.

See the Results of Operations for the Brokerage segment for a discussion on changes in the overall effective income tax rate in 2004 compared to 2003.

Financial Condition and Liquidity

Cash Provided by Operations - Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The insurance brokerage industry is not capital intensive. Historically, Gallagher’s capital requirements have primarily included dividend payments on its common stock, repurchases of its common stock, funding of its investments and capital expenditures. The capital used to fund Gallagher’s investment portfolio has been primarily generated from the excess cash provided by its operations and tax savings generated from tax advantaged investments. During 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments and to liquidate substantially all of its trading securities portfolio. As a result, the capital requirements for funding Gallagher’s investments has decreased dramatically and the net cash flow related to investment activities should remain cash flow positive in the future.

Gallagher’s ability to meet its future cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock substantially depends upon its ability to generate positive cash flows from its operating activities. Cash provided by operating activities was $63.5 million and $58.3 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in cash provided by operating activities in 2004 compared to 2003 is primarily due to the increase in net earnings and to the liquidation of the remaining portion of its trading securities portfolio during 2004. Gallagher’s cash flows from operating activities are primarily derived from its net earnings, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on net earnings, adjusted for noncash items, in the income statement and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at March 31, 2004, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $211.5 million and tangible net worth of $394.6 million. Gallagher does have a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2004.

Gallagher’s net earnings have increased every year since 1991. Gallagher expects this favorable trend to continue in the foreseeable future because it intends to expand its business through organic growth from existing operations and growth through acquisitions. Acquisitions allow Gallagher to expand into desirable businesses and geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. However, management has no plans to substantially change the nature of the services performed by Gallagher. Gallagher believes that it has the ability to adequately fund future acquisitions through the use of cash and/or its common stock.

Another source of liquidity to Gallagher is the issuance of its common stock related to its stock option and employee stock purchase plans. Gallagher has four stock option plans for directors, officers and key employees of Gallagher and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan under which it allows Gallagher’s employees to purchase its common stock at 85% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future.

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

Dividends - In the first quarter 2004, Gallagher declared $22.6 million in cash dividends on its common stock, or $.25 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On April 15, 2004, Gallagher paid a first quarter dividend of $.25 per common share to shareholders of record at March 31, 2004, a 39% increase over the first quarter dividend per share in 2003. If each quarterly dividend in 2004 is $.25 per common share, then this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2004 of approximately $25.0 million.

Capital Expenditures - Net capital expenditures were $5.4 million and $9.9 million for the three-month periods ended March 31, 2004 and 2003, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $1.7 million in 2004 and $5.5 million in 2003, the majority of which are related to the Florida community development project. In 2004, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $25.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 0.6 million shares at a cost of $18.3 million and 0.2 million shares at a cost of $5.8 million in the first three months of 2004 and 2003, respectively. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2004, Gallagher was authorized to repurchase approximately 2.1 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 2 and 11 to the March 31, 2004 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 2 and 11 to the March 31, 2004 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these off-balance sheet arrangements.

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

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2004 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2004 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2004.

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

At March 31, 2004, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2004 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2004 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $2.4 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations.

Item 4.	Controls and Procedures

As of March 31, 2004, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change in Gallagher’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.8.1	First Amendment to Credit Agreement Dated as of February 27, 2004 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K.

Form 8-K	Dated January 27, 2004 in connection with the announcement of Gallagher’s financial results for the quarter ended December 31, 2003.

Form 8-K	Dated February 20, 2004 in connection with Gallagher’s presentations at investor conferences and Gallagher’s Investment Profile.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2004.

Arthur J. Gallagher & Co.

/s/ Douglas K. Howell

Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2004

Exhibit Index

10.8.1	First Amendment to Credit Agreement Dated as of February 27, 2004 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.