Form 10-Q
period 2004-06-30
GALLAGHER ARTHUR J & CO
filed 2004-07-28
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2004 was 91,876,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1.    Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Commissions	$195.1	$180.3	$376.9	$348.9
Fees	129.1	109.1	245.9	213.3
Investment income - fiduciary funds	3.3	2.0	6.1	4.0
Investment income - all other	59.1	17.9	105.6	33.2
Investment gains (losses)	2.1	—	4.6	(25.7)

Gross revenues	388.7	309.3	739.1	573.7
Less brokerage	(9.8)	(10.3)	(18.7)	(20.4)

Total revenues	378.9	299.0	720.4	553.3

Compensation	179.7	161.6	350.4	318.6
Other operating	68.3	63.5	135.3	126.3
Investment expenses	55.9	14.2	97.4	21.5
Interest	2.4	2.0	4.3	4.1
Depreciation	9.0	7.2	17.6	14.4
Amortization	6.0	2.2	9.2	4.3

Total expenses	321.3	250.7	614.2	489.2

Earnings before income taxes	57.6	48.3	106.2	64.1
Provision for income taxes	11.5	12.1	21.2	16.0

Net earnings	$46.1	$36.2	$85.0	$48.1

Basic net earnings per share	$.51	$.40	$.94	$.54
Diluted net earnings per share	.49	.39	.90	.52
Dividends declared per common share	.25	.18	.50	.36

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2004	December 31, 2003
	(Unaudited)
Cash and cash equivalents	$258.3	$193.6
Restricted cash	478.5	437.6
Trading securities	—	5.0
Investments - current	27.5	26.9
Premiums and fees receivable	1,439.4	1,286.4
Other current assets	139.7	158.4

Total current assets	2,343.4	2,107.9
Investments - long-term	128.0	121.0
Fixed assets related to consolidated investments - net	214.1	205.2
Other fixed assets - net	58.7	61.0
Deferred income taxes	151.1	137.8
Other noncurrent assets	53.6	45.8
Goodwill - net	157.4	138.3
Amortizable intangible assets - net	111.9	84.6

Total assets	$3,218.2	$2,901.6

Premiums payable to insurance and reinsurance companies	$1,930.3	$1,743.5
Accrued compensation and other accrued liabilities	232.2	219.3
Unearned fees	36.6	27.3
Income taxes payable	21.9	24.3
Other current liabilities	16.8	16.0
Corporate related borrowings	—	—
Investment related borrowings - current	38.7	30.9

Total current liabilities	2,276.5	2,061.3

Investment related borrowings - long-term	143.4	122.1
Other noncurrent liabilities	101.5	99.1

Total liabilities	2,521.4	2,282.5

Stockholders’ equity:
Common stock - issued and outstanding 91.9 shares in 2004 and 90.0 shares in 2003	91.9	90.0
Capital in excess of par value	143.7	105.5
Retained earnings	481.8	442.3
Unearned deferred compensation	(13.2)	(9.6)
Unearned restricted stock	(7.4)	(9.1)

Total stockholders’ equity	696.8	619.1

Total liabilities and stockholders’ equity	$3,218.2	$2,901.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Six-month period ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$85.0	$48.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(4.6)	24.1
Gain on sales of operations	—	(2.5)
Depreciation and amortization	26.8	18.7
Amortization of deferred compensation and restricted stock	4.8	3.2
Stock-based compensation expense	2.5	—
Increase in restricted cash	(40.9)	(28.7)
Increase in premiums receivable	(128.7)	(121.8)
Increase in premiums payable	172.9	152.1
Decrease in trading securities - net	5.8	5.5
Decrease (increase) in other current assets	24.3	(26.0)
Increase (decrease) in accrued compensation and other accrued liabilities	5.2	(14.4)
Decrease in income taxes payable	(2.4)	(10.6)
Tax benefit from issuance of common stock	13.1	9.0
Net change in deferred income taxes	(19.3)	0.5
Other	(3.6)	(1.2)

Net cash provided by operating activities	140.9	56.0

Cash flows from investing activities:
Net additions to fixed assets	(11.6)	(12.6)
Cash paid for acquisitions, net of cash acquired	(35.5)	2.7
Proceeds from sales of operations	—	2.5
Other	3.3	(1.1)

Net cash used by investing activities	(43.8)	(8.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	20.6	12.7
Repurchases of common stock	(18.3)	(19.6)
Dividends paid	(38.8)	(29.4)
Borrowings on line of credit facilities	6.6	31.0
Repayments on line of credit facilities	—	(44.3)
Repayments of long-term debt	(2.5)	(1.5)

Net cash used by financing activities	(32.4)	(51.1)

Net increase (decrease) in cash and cash equivalents	64.7	(3.6)
Cash and cash equivalents at beginning of period	193.6	152.6

Cash and cash equivalents at end of period	$258.3	$149.0

Supplemental disclosures of cash flow information:
Interest paid	$5.1	$4.7
Income taxes paid	28.5	37.1

See notes to consolidated financial statements.

Notes to June 30, 2004 Consolidated Financial Statements (Unaudited)

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

2. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

	June 30, 2004		December 31, 2003		June 30, 2004
					LOCs & Financial Guarantees	Funding Commitments
Unconsolidated Investments:	Current	Long-term	Current	Long-term
Direct and indirect investments in Asset Alliance Corporation (AAC)	$0.6	$47.7	$1.3	$49.8	$—	$—
Low income housing (LIH) developments:
Bridge loans	6.7	—	9.5	—	—	—
Partnership interests	—	2.2	—	3.1	—	—
LIH Developer	—	8.8	—	7.6	—	—
Alternative energy investments:
Owned partnership interests	2.0	22.3	1.5	28.3	5.9	0.4
Biogas project	—	14.0	—	—	—	—
Partnership interest installment sales	17.2	7.1	14.6	8.0	—	—
Bermuda insurance investments	—	20.4	—	20.4	6.7	—

Real estate, venture capital and other investments	1.0	5.5	—	3.8	—	3.8

Total unconsolidated investments	27.5	128.0	26.9	121.0	12.6	4.2
Non-recourse borrowings - Biogas project	(0.2)	(13.8)	—	—	—	—

Net unconsolidated investments	$27.3	$114.2	$26.9	$121.0	$12.6	$4.2

Asset Alliance Corporation - Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC, a holding company that owns up to 50% of 13 private investment management firms (the Firms). These Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $4.5 billion at June 30, 2004. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

During fourth quarter 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio due to various legal, contractual and business issues. In first quarter 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. In first quarter 2004, this lawsuit was dismissed by the judge without prejudice. The investors had until June 30, 2004 to refile the lawsuit and have done so. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact on Gallagher’s investment value.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry interest rates ranging from 4.0% to 9.5% at June 30, 2004. The loans are generally outstanding for 12 to 36 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At June 30, 2004, Gallagher owned a limited partnership interest in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Twelve of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At June 30, 2004, total assets and total debt of these developments was approximately $76 million and $60 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.2 million at June 30, 2004, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 30% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. It has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 84% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At June 30, 2004, the LIH Developer had total assets of approximately $23 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $8.8 million at June 30, 2004, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in seven Biomass limited partnerships and five Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. Three of the Syn/Coal limited partnerships are consolidated (two due to ownership percentage and one due to it being a VIE as discussed below) into Gallagher’s consolidated financial statements. The remainder of these investments are primarily carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

During first quarter 2003, Gallagher exited from its investment positions in various venture capital, developmental stage enterprises and turn-arounds and recorded write-offs related to these investments. Since then, Gallagher has pursued recoveries where appropriate. As part of these recovery efforts, during the first and second quarters of 2004, one of Gallagher’s partially owned Biogas projects (“Biogas Project”), which was being managed by a turn-around enterprise, was a party in a series of transactions to establish a publicly traded Canadian income trust, which partially funded the Biogas Project. In connection therewith, Gallagher (i) recognized a $2.0 million non-cash gain in first quarter 2004 due to the reversal of a non-cash loss contingency reserve established in first quarter 2003, (ii) received $5.0 million in cash in second quarter 2004 in full repayment of a note receivable from the turn-around enterprise, (iii) recognized a $1.0 million gain in second quarter 2004 when it received cash as payment for accrued interest income related to the note discussed in (ii) above that was written-off in first quarter 2003, and (iv) recognized $0.4 million of interest income in second quarter 2004 when it received cash for the remaining interest due on the note discussed in (ii) above. To finalize the above transactions, during second quarter 2004, Gallagher made an equity investment of $14.0 million into the Biogas Project to fund its operations and make capital improvements to increase biogas production, which was funded by a $14.0 million non-recourse loan to Gallagher from the turn-around enterprise. Principal and interest payments are only required if, and when, cash distributions are made from the Biogas Project. Since there is a tri-party right to offset between the Biogas Project, Gallagher and the turn-around enterprise, making the loan non-recourse to Gallagher, U.S. generally accepted accounting principles (GAAP) requires the investment and related loan be presented gross in Gallagher’s consolidated balance sheet.

At June 30, 2004, Gallagher had LOCs and financial guarantees outstanding of $6.3 million related to the completion of a Biogas pipeline, the reclamation of a Syn/Coal property and a sulphur reduction binder venture.

Six of the Biomass limited partnerships have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At June 30, 2004, total assets and total debt of these investments was approximately $83 million and $47 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.1 million at June 30, 2004, which equaled the net aggregate carrying value of its investments.

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

Biomass - As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At June 30, 2004, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $11.9 million, net of the applicable income tax benefit. Gallagher did not record any liability in its June 30, 2004 consolidated balance sheet for these potential indemnifications.

Syn/Coal - As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its June 30, 2004 consolidated balance sheet for these potential indemnifications.

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

Separately, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate (Subcommittee) is conducting an ongoing investigation of potential abuses of tax credits by producers of synthetic fuel under IRC Section 29. The Subcommittee Chairman, in a memorandum updated in May 2004, has stated that the investigation is examining the utilization of Syn/Coal Credits, the nature of the technologies and the fuels created, the use of these fuels, and other aspects of IRC Section 29. The memorandum also states that the investigation will address the IRS’s administration of Syn/Coal Credits.

The effect of these two developments on the synthetic coal industry is not clear. Gallagher is aware that a number of PLRs have been issued since October 29, 2003, and it has participated in an interview with Subcommittee staff. Gallagher continues to believe it is claiming Syn/Coal Credits in accordance with IRC Section 29 and three PLRs previously obtained by Syn/Coal partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them. In that regard, one of the Syn/Coal partnerships in which Gallagher has an interest was under examination by the IRS for the tax year 2000 and in March 2004, Gallagher was notified that the examination was closed without any changes being proposed.

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

	Maximum	Net of Insurance
Tax credits earned by Gallagher	$129.5	$82.0
Installment sale proceeds subject to indemnification	141.8	12.5
Net carrying value of assets held at June 30, 2004	17.3	17.3

Total exposure	$288.6	$111.8

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

Real Estate, Venture Capital and Other Investments - At June 30, 2004, Gallagher had investments in seven real estate ventures with a net carrying value of $4.6 million in the aggregate, none of which was in excess of $1.9 million. Gallagher also had investments in six venture capital investments that consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which had a carrying value in excess of $1.2 million. These investments had a net carrying value of $0.4 million which included contingency reserves for potential funding requirements under outstanding LOCs related to these venture capital investments. The remaining $1.5 million related to seven other investments, none of which was in excess of $0.6 million at June 30, 2004.

Seven of these investments have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At June 30, 2004, total assets and total debt of these investments was approximately $156 million and $152 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $2.3 million at June 30, 2004, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in five investment enterprises: two real estate partnerships, an airplane leasing limited liability company and two Syn/Coal facilities. One real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The other real estate partnership represents an 80% investment in a limited partnership that is developing an 11,000-acre community near Orlando, Florida. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service.

On May 19, 2004, Gallagher purchased a 98% equity interest in a Syn/Coal production facility that had previously been operated by Gallagher through a facility rental agreement. The purchase price was made with an $11.1 million seller financed note payable that is non-recourse to Gallagher. Principal and interest payments are only required when the facility is operating and generating tax credits. During fourth quarter 2003, Gallagher acquired a 99% equity interest in a Syn/Coal facility. Both of these investments are held by Gallagher to generate IRC Section 29 tax credits.

The five investments discussed above are consolidated into Gallagher’s consolidated financial statements.

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

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			June 30, 2004
	June 30, 2004	December 31, 2003	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$101.0	$100.9	$—	$—
Accumulated depreciation	(14.5)	(13.2)	—	—
Non-recourse borrowings - current	(0.8)	(0.8)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(73.6)	(74.0)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	2.9	2.2	—	—

Net investment	12.0	12.1	—	—

Florida community development:
Fixed assets	59.6	56.0	—	—
Accumulated depreciation	—	—	—	—
Non-recourse borrowings - current	(16.3)	(10.7)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(0.2)	(0.2)	—	—
Recourse borrowings - noncurrent	(12.4)	(12.4)	—	—
Net other consolidated assets and liabilities	(2.7)	(3.6)	12.8	1.5

Net investment	11.0	12.1	12.8	1.5

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(12.3)	(10.5)	—	—
Non-recourse borrowings - current	(2.5)	(2.4)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(31.2)	(32.5)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	0.9	0.9	—	—

Net investment	6.7	7.3	—	—

Syn/Coal partnerships:
Fixed assets	46.4	35.2	—	—
Accumulated depreciation	(17.9)	(15.0)	—	—
Non-recourse borrowings - current	(1.9)	—	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(9.2)	—	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	1.1	0.6	—	—

Net investment	18.5	20.8	—	—

Total consolidated investments:
Fixed assets	258.8	243.9	—	—
Accumulated depreciation	(44.7)	(38.7)	—	—
Non-recourse borrowings - current	(21.5)	(13.9)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(114.2)	(106.7)	—	—
Recourse borrowings - noncurrent	(15.4)	(15.4)	—	—
Net other consolidated assets and liabilities	2.2	0.1	12.8	1.5

Net investment	$48.2	$52.3	$12.8	$1.5

As presented in the above table, five of the six investment related enterprises have borrowings related to their assets. See Note 11 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At June 30, 2004, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$48.2
Recourse portion of debt	32.4
LOCs, financial guarantees and funding commitments	14.3

Maximum exposure	$94.9

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

3. Business Combinations

During the six-month period ended June 30, 2004, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Contingent Payable
	(000s)
Risk Management Partners Ltd. (RMP)
January 1, 2004	—	$—	$2.5	$2.5	$—	$5.0	$—
Roberts & Eastland, LLC
February 1, 2004	5	0.2	1.3	—	0.2	1.7	0.8
Persac Insurance Agency
February 1, 2004	7	0.2	1.8	—	0.2	2.2	1.0
R. P. O’Brien & Co., Inc.
February 1, 2004	28	0.8	1.8	—	0.1	2.7	0.6
The Romine Group, Inc. (RGP)
February 1, 2004	252	7.3	—	—	0.8	8.1	2.5
Don Laster Agency, Inc.
March 1, 2004	46	1.4	0.8	—	0.2	2.4	1.5
B&P International Insurance Brokerage LLC (BPI)
March 1, 2004	—	—	7.6	—	0.4	8.0	5.8
Edwin M. Rollins, Inc. (EMR)
April 1, 2004	—	—	5.6	0.7	—	6.3	2.8
Burch, Marcus, Pool, Krupp, Daniel & Babineaux, Inc. (BMP)
May 1, 2004	111	2.5	7.2	—	1.1	10.8	3.3
Specialty Advisory Services, Inc. (SAS)
May 1, 2004	43	1.1	1.2	—	0.2	2.5	1.5

	492	$13.5	$29.8	$3.2	$3.2	$49.7	$19.8

Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as downward adjustments to goodwill when the escrows are settled. The contingent payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements, if any, will be recorded as upward adjustments to goodwill when the contingencies are settled. The aggregate amount of unrecorded contingent payables outstanding as of June 30, 2004 related to Gallagher’s 2002, 2003 and 2004 acquisitions was $62.3 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	RMP	RGP	BPI	EMR	BMP	SAS	Four Other Acquisitions	Total
Current assets	$—	$—	$4.9	$5.8	$2.6	$0.1	$2.1	$15.5
Fixed assets	—	—	0.1	—	—	—	—	0.1
Goodwill	5.0	3.5	1.3	1.6	4.0	0.4	2.9	18.7
Expiration lists	—	4.1	5.5	3.1	5.6	1.4	5.0	24.7
Non-compete agreements	—	0.5	0.9	1.4	0.9	0.6	0.8	5.1

Total assets acquired	5.0	8.1	12.7	11.9	13.1	2.5	10.8	64.1
Current liabilities	—	—	4.7	5.6	2.3	—	1.8	14.4

Total liabilities assumed	—	—	4.7	5.6	2.3	—	1.8	14.4

Total net assets acquired	$5.0	$8.1	$8.0	$6.3	$10.8	$2.5	$9.0	$49.7

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $18.7 million, $24.7 million and $5.1 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 15 years and 5 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. In second quarter 2004, Gallagher determined that an indicator of impairment existed related to the amortizable assets of one of its 2001 acquisitions. Based on the results of this impairment review, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. No such indicators were noted in the six-month period ended June 30, 2003. Of the $24.7 million of expiration lists and $5.1 million of non-compete agreements related to the 2004 acquisitions, $4.1 million and $0.5 million, respectively, are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2004 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2003 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Total revenues	$379.6	$304.9	$725.5	$566.2
Net earnings	45.8	37.2	85.0	49.7
Basic net earnings per share	.50	.41	.94	.55
Diluted net earnings per share	.49	.39	.90	.53

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003, nor is it necessarily indicative of future operating results.

4. Credit and Other Debt Agreements

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement (Credit Agreement), which expires on July 20, 2006, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $250.0 million. In addition, the Credit Agreement provides for the issuance of standby LOCs, which are limited to $75.0 million in the aggregate. The issuance of such LOCs reduces the amount of net funds available for future borrowing under the Credit Agreement. At June 30, 2004, $44.9 million of LOCs (of which Gallagher has $22.3 million of liabilities recorded as of June 30, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 2 and 11 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at June 30, 2004. Accordingly, as of June 30, 2004, $205.1 million remained available for potential borrowings, of which $30.1 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, ..150% or .200% of the used and unused portions, the determination of which is also dependent on a financial leverage ratio maintained by Gallagher. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2004.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	June 30, 2004	December 31, 2003
Corporate related borrowings:
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.00%, expires July 2006	$—	$—
Investment related borrowings:
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008	77.4	77.8
Line of credit facility on Florida community development:
Permits borrowings up to $17.0 million, quarterly interest-only payments, variable rate of LIBOR plus 2.00%, expires 2004	17.0	17.0
Line of credit facility on Florida community development:
Permits borrowings up to $15.0 million, monthly interest-only payments, rate of prime plus 0.5%, expires 2004	11.5	4.8
Bonds payable on Florida community development:
Monthly interest-only payments through 2010, variable rate based on commercial paper rate, balloon payment 2010	12.4	12.4
Mortgage loan on Florida community development:
Monthly installments, fixed rate of 8.00%, expires 2004	4.6	5.6
Equipment loans on Florida community development:
Fixed monthly payments, fixed rates of 6.25% and 7.00%, expire 2005 and 2008	0.4	0.5
Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, variable rate of LIBOR plus 1.62%, balloon payment 2006	33.7	34.9
Loan on investment in Biogas project:
Monthly principal and interest payments, fixed rate of 15.00%	14.0	—
Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	11.1	—

	$182.1	$153.0

See Note 11 for additional discussion on commitments and contingencies.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Net earnings	$46.1	$36.2	$85.0	$48.1

Weighted average number of common shares outstanding	91.1	90.4	90.8	89.6
Dilutive effect of stock options using the treasury stock method	3.2	3.3	3.4	3.4

Weighted average number of common and common equivalent shares outstanding	94.3	93.7	94.2	93.0

Basic net earnings per share	$.51	$.40	$.94	$.54
Diluted net earnings per share	.49	.39	.90	.52

Options to purchase 0.8 million and 2.5 million shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 0.6 million and 2.6 million shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

6. Stock Option-Based Compensation

During fourth quarter 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS No. 123.” Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded in 2002 and prior years. The change to the fair value method of accounting is being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made during 2003 and 2004 through participation in Gallagher’s employee stock purchase plan. SFAS 123 requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The consolidated financial statements for each of the first three quarters of 2003 were not restated for this change since its impact was not material to the amounts previously reported. The expense related to the first three quarters was charged against earnings in fourth quarter 2003. During second quarter and first half 2004, Gallagher recognized $1.3 million and $2.5 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan.

At June 30, 2004, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all options granted prior to January 1, 2003, Gallagher continues to account for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$46.1	$36.2	$85.0	$48.1
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.0	—	2.0	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.2)	(3.9)	(2.3)

Pro forma net earnings	$45.2	$35.0	$83.1	$45.8

Basic net earnings per share - pro forma	$.50	$.39	$.92	$.51
Diluted net earnings per share - pro forma	.48	.38	.88	.50

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123, diluted net earnings per share as reported for the three-month periods ended June 30, 2004 and 2003, would have been reduced by $.01 in each period. In addition, the six-month periods ended June 30, 2004 and 2003 would have been reduced by $.02 in each period. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

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

On March 18, 2004 and March 20, 2003, Gallagher contributed $4.6 million and $4.4 million, respectively, to the plan through the issuance of 142,000 and 169,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as a contra equity amount. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2004 and 2003, $0.4 million, in each period, was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2004 and 2003, $0.7 million and $0.6 million, respectively, was charged to compensation expense related to this plan.

8. Restricted Stock Awards

On June 1, 2003, Gallagher adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee of the Board of Directors (the Committee) is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As discussed in the paragraph below, 65,000 shares of restricted stock awards were granted under this plan in 2004. No restricted stock awards were granted under this plan in 2003. Accordingly, as of June 30, 2004, 3.9 million shares are available for grant under this plan.

On March 18, 2004 and March 20, 2003, Gallagher granted 29,000 and 275,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $0.9 million and $7.2 million, respectively, as of those dates. Also, on March 18, 2004, Gallagher granted restricted stock awards of 36,000 shares in the aggregate of its common stock to its Chief Executive Officer and four other Corporate Officers, with an aggregate fair value of $1.2 million as of that date. On March 20, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Substantially all of the 2004 and 2003 restricted stock awards vest over a two-year period (19,000 shares of the 2004 grant vest over a one-year period), primarily at the rate of 50% per year beginning on March 31, 2004 and 2005, respectively. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2004 and 2003, $2.3 million and $1.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2004. During the six-month periods ended June 30, 2004 and 2003, $4.1 million and $2.6 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2004.

9. Employee Stock Purchase Plan

Effective July 1, 2003, Gallagher adopted an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of the first day of the quarterly offering period of each calendar year). Effective as of the end of the first and second quarters of 2004, Gallagher issued 0.1 million and 0.1 million shares, respectively, of common stock to employees who participated in the ESPP during those quarters at an aggregate purchase price of $2.7 million, or $27.16 per share, and $2.1 million, or $25.88 per share, respectively. Currently, there are 3.6 million shares reserved for future issuance. During the three- and six-month periods ended June 30, 2004, $0.4 million and $0.8 million, respectively, was charged to compensation expense related to the common stock issued under the ESPP.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Service cost - benefits earned during the year	$4.3	$3.6	$8.6	$7.2
Interest cost on benefit obligation	2.5	2.1	5.0	4.2
Expected return on plan assets	(2.6)	(1.9)	(5.2)	(3.8)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$4.4	$4.0	$8.8	$8.0

Gallagher expects to contribute between $5.0 million and $20.0 million to the plan in 2004, subject to the maximum tax deductible contribution that is allowed under the IRC. During the three- and six-month periods ended June 30, 2004, Gallagher contributed $1.0 million and $2.0 million, respectively, to the plan.

11. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 2 and 4 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at June 30, 2004 are as follows (in millions):

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Investment related borrowings:
Florida community development debt	33.2	0.1	0.1	0.1	—	12.4	45.9
Home office mortgage loan	0.4	0.9	0.9	1.1	74.1	—	77.4
Airplane leasing company debt	1.2	2.6	29.9	—	—	—	33.7
Biogas project loan	0.1	0.1	0.2	0.2	0.2	13.2	14.0
Syn/Coal facility purchase note	0.6	2.8	3.3	3.5	0.9	—	11.1

Total debt obligations	35.5	6.5	34.4	4.9	75.2	25.6	182.1
Operating lease obligations	26.8	48.8	43.8	36.3	29.3	53.0	238.0
Net Syn/Coal purchase commitments	6.0	12.3	12.3	12.3	—	—	42.9
Outstanding purchase obligations	1.7	—	—	—	—	—	1.7

Total contractual obligations	$70.0	$67.6	$90.5	$53.5	$104.5	$78.6	$464.7

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At June 30, 2004, $44.9 million of LOCs (of which Gallagher has $22.3 million of liabilities recorded as of June 30, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 2. There were no borrowings outstanding under the Credit Agreement at June 30, 2004. Accordingly, as of June 30, 2004, $205.1 million remained available for potential borrowings, of which $30.1 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement. See Note 4 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 2 and 4 to the consolidated financial statements, at June 30, 2004, the accompanying balance sheet includes $182.1 million of borrowings related to Gallagher’s investment related enterprises of which $32.4 million is recourse to Gallagher’s other operations. These borrowings are partially secured by the underlying assets of the investment related enterprises and support their operations.

Operating Lease Obligations - Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

Net Syn/Coal Purchase Commitments - Gallagher has interests in three Syn/Coal facilities that it consolidates. See Note 2 to the consolidated financial statements for additional disclosures regarding these partnerships. The facilities have entered into raw coal purchase and Syn/Coal sales agreements. These agreements terminate immediately in the event the Syn/Coal produced ceases to qualify for credits under IRC Section 29 or upon termination of either the purchase or sales agreements. The net annual Syn/Coal purchase commitments represent the minimum raw coal purchases at estimated costs less sales of Syn/Coal at estimated prices.

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of June 30, 2004. These obligations represent agreements to purchase goods or services and the construction of a building at the Florida community development that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2004 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
	2004	2005	2006	2007	2008	Thereafter
Off-Balance Sheet Commitments
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$16.3	$16.3
Financial guarantees	1.5	—	—	—	—	7.6	9.1
Funding commitments	1.9	—	3.8	—	—	—	5.7

	3.4	—	3.8	—	—	23.9	31.1
Operations related:
Letters of credit	—	—	0.3	—	—	5.9	6.2

Total commitments	$3.4	$—	$4.1	$—	$—	$29.8	$37.3

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. See Note 2 for a discussion of Gallagher’s outstanding LOCs, financial guarantees and funding commitments. All of the LOCs represent multiple-year commitments but have annual, automatic renewing provisions and are classified by the latest commitment date.

During the period from January 1, 2002 to June 30, 2004, Gallagher acquired 34 companies, which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain contingent purchase obligations. The contingent purchase obligations related to the 2004 acquisitions are disclosed in Note 3 to the consolidated financial statements. These contingent payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. The aggregate amount of unrecorded contingent payables outstanding as of June 30, 2004 related to Gallagher’s 2002, 2003 and 2004 acquisitions was $62.3 million.

Off-Balance Sheet Debt - Gallagher’s investment related portfolio includes investments in enterprises where Gallagher’s ownership interest is between 3% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at June 30, 2004 and December 31, 2003. The June 30, 2004 and December 31, 2003 balance sheets of several of these unconsolidated investments contain outstanding debt, which is also not required to be included in Gallagher’s consolidated balance sheet.

In certain cases, Gallagher guarantees a portion of the enterprises’ debt. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, LOCs, financial guarantees and funding commitments. In the event that certain of these enterprises were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Note 2 to the consolidated financial statements.

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at June 30, 2004, Gallagher has posted LOCs of $6.1 million and $3.8 million related to Gallagher’s self-insurance deductibles and a client’s self-insurance deductibles, respectively. Gallagher has a recorded liability of $4.0 million related to its self-insurance deductibles and has collateral on the client’s self-insurance deductibles valued at approximately $15.0 million. In addition, Gallagher had LOCs totaling $0.8 million at June 30, 2004 related to its risk management services operations, of which Gallagher has recorded a $0.4 million liability.

Litigation - Gallagher is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on Gallagher’s consolidated financial position or operating results. Gallagher’s financial services subsidiary is party to a lawsuit relating to its investment in the synthetic fuel industry which, if determined adversely to the subsidiary on substantially all claims and for a substantial amount of the damages asserted, could have a material adverse effect on Gallagher. However, Gallagher believes that the plaintiff’s claims lack merit. The subsidiary is vigorously defending such claims and has asserted counterclaims against the plaintiff. In addition, Gallagher is a defendant in a purported class action in Cook County, Illinois, which challenges certain compensation arrangements between Gallagher and various insurance companies. This action was terminated when Gallagher’s motion for summary judgment was granted in early 2002 but was reinstated in September 2003 when such ruling was overturned by an intermediate appeals court. Gallagher believes the plaintiff’s case has serious deficiencies and it will be defended vigorously.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2004, Gallagher retains the first $2.5 million of each and every E&O claim. Prior to June 1, 2004, Gallagher retained the first $1.0 million of each and every E&O claim and the first $15.0 million of all E&O claims in excess of $1.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million, in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the June 30, 2004 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $6.0 million and below the upper end of the actuarial range by $6.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Other Industry Inquiries - The Office of the Attorney General of the State of New York has begun an investigation of certain compensation agreements (generally known as contingent commission or policy service agreements) between insurance brokers and insurance companies and has served subpoenas on a number of insurance brokerage companies and certain insurance companies. Gallagher has similar compensation arrangements and has a practice of disclosing them to its clients. Such arrangements are consistent with a long standing and common practice within the insurance industry. As of the date of this report, Gallagher has not received a subpoena from the Office of the Attorney General of the State of New York in connection with this investigation. However, in early March 2004, the New York State Department of Insurance requested information from one of Gallagher’s New York brokerage subsidiaries concerning such arrangements and Gallagher is cooperating with this request. While it is not possible to predict the outcome of these investigations, if such compensation arrangements were to be restricted or no longer permitted, Gallagher’s results of operations may be materially and adversely impacted.

12. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage segment comprises three operating divisions: Brokerage Services - Retail Division, Specialty Marketing and International and Gallagher Benefit Services. The Brokerage segment, for commission or fee compensation, places commercial property/casualty (P/C) and employee benefit-related insurance on behalf of its customers. The Risk Management segment provides P/C and health claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. Approximately 90% of this segment’s total revenues relates to the P/C operations. The Financial Services segment is responsible for managing Gallagher’s investment portfolio. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments for 2004 and 2003 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Brokerage
Total revenues	$224.9	$202.8	$429.0	$390.8

Earnings before income taxes	$43.7	$38.2	$76.8	$65.0

Identifiable assets at June 30, 2004 and 2003			$2,359.0	$1,942.9

Risk Management

Total revenues	$92.8	$78.3	$181.2	$155.0

Earnings before income taxes	$14.4	$10.2	$27.4	$20.9

Identifiable assets at June 30, 2004 and 2003			$234.1	$86.1

Financial Services

Total revenues	$61.2	$17.9	$110.2	$7.5

Earnings (loss) before income taxes	$(0.5)	$(0.1)	$2.0	$(21.8)

Identifiable assets at June 30, 2004 and 2003			$625.1	$615.3

Review by Independent Registered Public Accounting Firm

The consolidated financial statements at June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2004 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of Gallagher’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

July 27, 2004

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional, governmental and personal accounts throughout the United States and abroad. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in nine countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

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

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity led to an unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by insurance companies have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Since September 11th, the increased premium rates charged by insurance companies have had a positive impact on Gallagher’s 2002 and 2003 operating results. While the hard market continued into 2003, statements made by P/C insurance carriers in the latter part of 2003, and Gallagher’s fourth quarter 2003 and first half 2004 renewals, indicate that the rate of increase in premiums has moderated and for many lines, premium rates have decreased. Carriers are indicating that moderate claim related increases are becoming more typical rather than the substantial double-digit increases seen in 2002 and 2003. Further, carriers are becoming more competitive on selective client risks with favorable historical loss experience. Gallagher is unable to predict with a high degree of certainty the future effect of this rate activity on its operations. However, as the industry enters a period of flattening premium rates and a softer market, the effect of this trend may have a negative impact on Gallagher’s revenues.

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

Critical Accounting Policies

Gallagher’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for other significant accounting policies.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. In second quarter 2004, Gallagher determined that an indicator of impairment existed related to the amortizable assets of one of its 2001 acquisitions. Based on the results of this impairment review, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. No such indicators were noted in the six-month period ended June 30, 2003. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations

See Note 3 to the consolidated financial statements for a discussion on the 2004 business combinations.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and/or fee revenues generated from the acquisitions accounted for as purchases and the net commission and/or fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were a part of Gallagher in both the current and prior year. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management segments. Management also believes that the use of this measure allows financial statements users to measure, analyze and compare the growth from its Brokerage and Risk Management segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2004	2003		2004	2003
Commissions	$195.1	$180.3	8%	$376.9	$348.9	8%
Fees	36.7	31.1	18%	65.4	58.8	11%
Investment income - fiduciary	2.9	1.7	71%	5.4	3.5	54%

Gross revenues	234.7	213.1	10%	447.7	411.2	9%
Less brokerage	(9.8)	(10.3)	5%	(18.7)	(20.4)	8%

Total revenues	224.9	202.8	11%	429.0	390.8	10%

Compensation	129.5	118.2	10%	251.9	232.9	8%
Operating	42.6	41.2	3%	85.0	82.6	3%
Depreciation	3.2	3.0	7%	6.3	6.0	5%
Amortization	5.9	2.2	168%	9.0	4.3	109%

Total expenses	181.2	164.6	10%	352.2	325.8	8%

Earnings before income taxes	43.7	38.2	14%	76.8	65.0	18%
Provision for income taxes	8.7	9.6	(9%)	15.3	16.3	(6%)

Net earnings	$35.0	$28.6	22%	$61.5	$48.7	26%

Growth - revenues	11%	17%		10%	19%
Organic growth in commissions and fees	4%	14%		4%	14%
Growth - pretax earnings	14%	32%		18%	19%
Compensation expense ratio	55%	55%		56%	57%
Other operating expense ratio	18%	19%		19%	20%
Pretax profit margin	19%	18%		17%	16%
Effective tax rate	20%	25%		20%	25%
Identifiable assets at June 30, 2004 and 2003				$2,359.0	$1,942.9

The increase in commissions for the six-month period ended June 30, 2004 was principally due to new business production, renewal rate increases and an increase in contingent commissions ($8.0 million), which aggregated to $85.0 million and was partially offset by lost business of $57.0 million. The increase in fees for the six-month period ended June 30, 2004 was principally due to new business production and renewal rate increases, which aggregated to $15.0 million and was partially offset by lost business of $8.0 million. Also contributing to the increase in commissions and fees in 2004 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues for the six-month period ended June 30, 2004 was 4% compared to 14% for the same period in 2003. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $22.5 million in 2004 and $19.7 million in 2003.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, increased in 2004 compared to 2003 primarily due to an increase in the amount of invested cash and a modest increase in the rates of interest earned in 2004. While the amount of invested cash and rates of interest earned have increased, rates of return are still at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2004 compared to 2003 was primarily due to an increase in the average number of employees, salary increases, and increases in incentive compensation linked to Gallagher’s overall operating results ($12.6 million in the aggregate); the expensing of stock-based compensation in 2004 ($2.2 million); the adverse impact of foreign currency translation ($2.7 million); and an increase in the amortization of deferred compensation and restricted stock ($1.5 million). The increase in employee headcount primarily relates to the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months.

The increase in other operating expenses in 2004 over 2003 was due primarily to an increase in business insurance costs ($2.0 million), an increase in rent and utility costs associated with leased office space and office expansion ($1.7 million) and increases in travel and entertainment costs ($1.3 million). These increases were partially offset by decreases in professional services fees ($0.5 million) and minority interest expense ($1.5 million). This decrease in minority interest expense was due to the acquisition of the remaining 50% ownership interest in Risk Management Partners Ltd. in first quarter 2004.

Depreciation expense was relatively unchanged in 2004 compared to 2003. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2004 was due primarily to amortization expense associated with acquisitions accounted for as purchases completed in the last 12 months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements). Also contributing to the increase in amortization expense in second quarter 2004, was the $1.8 million write-off of amortizable assets related to one of Gallagher’s 2001 acquisitions.

The overall effective income tax rate reflects the effect of tax credits generated by investments in limited partnerships that operate low income housing and alternative energy projects, which are partially offset by state and foreign taxes. The decrease in the effective income tax rate in 2004 is due to a synthetic fuel (Syn/Coal) facility transaction that was consummated in first quarter 2003. Assuming no negative developments occur with respect to the availability of Syn/Coal tax credits, Gallagher expects that the additional tax credits generated from this and other similar transactions will keep the effective tax rate in the 20% range for 2004.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2004	2003		2004	2003
Fees	$92.4	$78.0	18%	$180.5	$154.5	17%
Investment income - fiduciary	0.4	0.3	33%	0.7	0.5	40%

Total revenues	92.8	78.3	19%	181.2	155.0	17%

Compensation	50.2	43.4	16%	98.5	85.7	15%
Operating	25.7	22.3	15%	50.3	43.7	15%
Depreciation	2.4	2.4	0%	4.8	4.7	2%
Amortization	0.1	—	NMF	0.2	—	NMF

Total expenses	78.4	68.1	15%	153.8	134.1	15%

Earnings before income taxes	14.4	10.2	41%	27.4	20.9	31%
Provision for income taxes	2.9	2.5	16%	5.5	5.1	8%

Net earnings	$11.5	$7.7	49%	$21.9	$15.8	39%

Growth - revenues	19%	16%		17%	13%
Organic growth in fees	18%	16%		17%	13%
Growth - pretax earnings	41%	21%		31%	5%
Compensation expense ratio	54%	56%		55%	55%
Other operating expense ratio	28%	29%		28%	28%
Pretax profit margin	16%	13%		15%	14%
Effective tax rate	20%	25%		20%	25%
Identifiable assets at June 30, 2004 and 2003				$234.1	$86.1

The increase in fees for the six-month period ended June 30, 2004 was due primarily to new business production, renewal rate increases and favorable retention rates on existing business, which aggregated to $35.0 million and was partially offset by lost business of $9.0 million. The organic growth in fee revenues in 2004 was 17% compared to 13% in 2003. Historically, the Risk Management segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income - fiduciary, which represents interest income earned on cash and cash equivalents, was relatively unchanged in 2004 compared to 2003. While the amount of invested cash and rates of interest earned have increased, rates of return are still at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2004 compared to 2003 was due to an increase in the average number of employees and increases in incentive compensation linked to Gallagher’s overall operating results ($9.5 million in the aggregate); an increase in employee benefit expenses ($0.8 million); an increase in the use of temporary staffing ($2.2 million); and the expensing of stock-based compensation in 2004 ($0.3 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in other operating expenses in 2004 over 2003 was due primarily to increases in business insurance costs ($2.6 million), professional services fees ($1.6 million), rent and utility costs associated with leased office space and office expansion ($1.2 million) and increases in travel and entertainment costs ($0.6 million).

Depreciation expense was relatively unchanged in 2004 compared to 2003. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2004 was due to amortization expense associated with an acquisition accounted for as a purchase that was completed in fourth quarter 2003. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

See the Results of Operations for the Brokerage segment for a discussion on changes in the overall effective income tax rate in 2004 compared to 2003.

The increase in identifiable assets in 2004 compared to 2003 is primarily due to the inclusion of client claim funds held by Gallagher Bassett (GB) in a fiduciary capacity in Gallagher’s June 30, 2004 consolidated balance sheet. These funds relate to GB’s third-party administration business, which were not previously reported in Gallagher’s June 30, 2003 consolidated balance sheet. GB does not earn any interest income on these funds held. These client funds have been included in restricted cash, along with a corresponding liability, in the accompanying consolidated balance sheet.

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 2 to the consolidated financial statements for a summary of Gallagher’s investments as of June 30, 2004 and December 31, 2003 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2004	2003		2004	2003
Investment income:
Trading securities	$—	$3.3	NMF	$0.2	$3.3	NMF
Asset Alliance Corporation (AAC) related investments	0.6	1.6	(63%)	3.0	2.2	36%
Low income housing investments	0.6	0.3	100%	1.6	0.6	167%
Alternative energy investments	12.6	8.8	43%	24.1	18.6	30%
Real estate, venture capital and other investments	0.3	(0.2)	250%	0.4	(0.4)	200%
Consolidated investments	10.4	3.5	197%	15.8	6.4	147%
Impact of FIN 46 on consolidated investments	35.0	—	NMF	60.9	—	NMF
Other	(0.4)	0.6	(167%)	(0.4)	2.5	(116%)

Total investment income	59.1	17.9	230%	105.6	33.2	218%
Investment gains (losses)	2.1	—	NMF	4.6	(25.7)	118%

Total revenues	61.2	17.9	242%	110.2	7.5	NMF

Investment expenses	22.0	14.2	55%	38.8	21.5	80%
Impact of FIN 46 on investment expenses	33.9	—	NMF	58.6	—	NMF
Interest	2.4	2.0	20%	4.3	4.1	5%
Depreciation	2.3	1.8	28%	4.2	3.7	14%
Impact of FIN 46 on depreciation	1.1	—	NMF	2.3	—	NMF

Total expenses	61.7	18.0	243%	108.2	29.3	269%

Earnings (loss) before income taxes	(0.5)	(0.1)	NMF	2.0	(21.8)	109%
Provision (benefit) for income taxes	(0.1)	—	NMF	0.4	(5.4)	107%

Net earnings (loss)	$(0.4)	$(0.1)	NMF	$1.6	$(16.4)	NMF

Identifiable assets at June 30, 2004 and 2003				$625.1	$615.3

Investment income from trading securities decreased in 2004 compared to 2003 due to Gallagher liquidating its trading securities portfolio for cash during the latter part of 2003 and first quarter 2004.

Investment income from AAC related investments primarily represents income associated with Gallagher’s debt, preferred and common stock investments in AAC. Gallagher accounts for the common stock portion of its investment using the equity method. The increase in investment income from AAC related investments in the six-month period ended June 30, 2004 was due to the strong operating results attained by AAC related to the improved equity markets during 2004 compared to 2003, which was partially offset by a reduction in income related to an AAC fund that AAC bought back from Gallagher during the latter part of 2003.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using the equity method and interest income from bridge loans made by Gallagher related to LIH developments. The increase in investment income from low income housing investments in 2004 is due to the LIH developer closing several syndication transactions in the first and second quarters of 2004.

Investment income from alternative energy investments primarily relates to installment gains from several sales of Gallagher’s interests in limited partnerships that operate Syn/Coal facilities which occurred in the latter part of 2001, first quarter 2002 and second quarter 2004. The increase in investment income from alternative energy investments in 2004 was primarily due to an increase in volume processed by two of the Syn/Coal facilities ($4.0 million).

Investment income from real estate, venture capital and other investments was relatively unchanged in 2004 compared to 2003.

The increase in investment income from consolidated investments in 2004 was primarily due to increased lot sales volume at the Florida community development ($2.2 million) and to production generated at the Syn/Coal facilities acquired in fourth quarter 2003 and second quarter 2004 ($7.7 million).

Investment income from consolidated investments for 2004 was also impacted by the adoption of FIN 46. Effective July 1, 2003, Gallagher early adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it has a 5% ownership interest. Prior to July 1, 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. In 2004, Gallagher recognized investment income of $60.9 million related to the consolidation of this Syn/Coal partnership.

Investment gains (losses) primarily include realized gains and losses that occurred in the respective years related to write-downs, dispositions and recoveries related to its venture capital investments, which included loans and equity holdings in start-up companies. The $4.6 million gain recognized in 2004 is primarily due to the first quarter 2004 $2.0 million reversal of a loss contingency reserve established in first quarter 2003 and a second quarter 2004 $1.0 million recovery of previously accrued interest income that was written-off in the first quarter 2003. The reversal of the loss contingency reserve was made as a result of the successfully completed funding transaction related to Gallagher’s partially owned Biogas Project. During first quarter 2003, Gallagher incurred $25.7 million of losses related to write-downs and dispositions when it decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it was doubtful that these operations would be able to execute their business plans. Therefore, Gallagher’s investments were determined to be other-than-temporarily impaired.

Investment expenses include compensation, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and airplane leasing company and overhead expenses. The increase in investment expenses in 2004 was primarily due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership. Excluding the impact of FIN 46, the increase in investment expenses in 2004 compared to 2003 was primarily due to the operating expenses of the alternative energy investments which were generated by two Syn/Coal facilities that were not operated by Gallagher during first and second quarters 2003 ($15.3 million) and an increase in expenses related to the Florida community development primarily as a result of the additional lot sales ($2.3 million).

The increase in depreciation expense in 2004 was primarily due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership.

Interest expense was relatively unchanged in 2004 compared to 2003.

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

Gallagher’s ability to meet its future cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock substantially depends upon its ability to generate positive cash flows from its operating activities. Cash provided by operating activities was $140.9 million and $56.0 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in cash provided by operating activities in 2004 compared to 2003 is primarily due to the increase in net earnings and to the liquidation of the remaining portion of its trading securities portfolio during 2004. Gallagher’s cash flows from operating activities are primarily derived from its net earnings, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on net earnings, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at June 30, 2004, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $258.3 million and tangible net worth of $427.5 million. Gallagher does have a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2004.

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

Another source of liquidity to Gallagher is the issuance of its common stock related to its stock option and employee stock purchase plans. Gallagher has four stock option plans for directors, officers and key employees of Gallagher and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan which allows Gallagher’s employees to purchase its common stock at 85% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future.

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

Dividends- In the six-month period ended June 30, 2004, Gallagher declared $45.6 million in cash dividends on its common stock, or $.50 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On July 15, 2004, Gallagher paid a second quarter dividend of $.25 per common share to shareholders of record at June 30, 2004, a 39% increase over the second quarter dividend per share in 2003. If each quarterly dividend in 2004 is $.25 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2004 of approximately $25.0 million.

Capital Expenditures - Net capital expenditures were $11.6 million and $12.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $3.7 million in 2004 and $3.2 million in 2003, the majority of which are related to the Florida community development project. In 2004, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $25.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 0.6 million shares at a cost of $18.3 million and 0.8 million shares at a cost of $19.6 million in the first six months of 2004 and 2003, respectively. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of June 30, 2004, Gallagher was authorized to repurchase approximately 1.1 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 2 and 11 to the June 30, 2004 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 2 and 11 to the June 30, 2004 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time to time in information provided to the Securities and Exchange Commission (SEC), press releases, its website, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting Gallagher.

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though perhaps not to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment, and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws or unfavorable interpretations of existing income tax laws. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2004 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2004 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2004.

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

At June 30, 2004, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2004 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2004 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $5.3 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations.

Item 4.     Controls and Procedures

As of June 30, 2004, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change in Gallagher’s internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1.     Legal Proceedings

See Note11 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, to April 30, 2004	—	$—	—	1,104.7
May 1, to May 31, 2004	—	—	—	1,104.7
June 1, to June 30, 2004	—	—	—	1,104.7

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the provisions of the repurchase plan, as of June 30, 2004, Gallagher was authorized to repurchase approximately 1.1 million additional shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 18, 2004, 83,633,269 shares of Gallagher’s Common Stock, or 92.38% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Gallagher elected Mr. T. Kimball Brooker, Mr. Robert E. Gallagher, and Mr. David S. Johnson as Class II Directors with terms expiring in 2007. Of the shares voted with respect to the election of Mr. Brooker, 80,780,521 were voted in favor and 2,852,748 were withheld. Of the shares voted with respect to the election of Mr. Gallagher, 83,126,160 were voted in favor and 507,109 were withheld. Of the shares voted with respect to the election of Mr. Johnson, 82,758,592 were voted in favor and 874,677 were withheld.

Continuing as Class III Directors with terms expiring in 2005 are Gary P. Coughlan, Elbert O. Hand, and Bernard L. Hengesbaugh. Continuing as Class I Directors with terms expiring in 2006 are J. Patrick Gallagher, Jr., Ilene S. Gordon, and James R. Wimmer.

The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as Gallagher’s independent registered public accounting firm for the fiscal year ending December 31, 2004. Of the shares voted with respect to the ratification of Ernst & Young LLP, 81,491,373 were voted in favor, 2,078,031 were voted against, and 63,865 were withheld.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K.

Form 8-K	Dated April 27, 2004 in connection with the announcement of Gallagher’s financial results for the quarter ended March 31, 2004.

Form 8-K	Dated May 7, 2004 in connection with Gallagher’s presentations at investor conferences and Gallagher’s Investment Profile.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of July, 2004.

Arthur J. Gallagher & Co.

/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2004

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.