Form 10-Q
period 2004-09-30
GALLAGHER ARTHUR J & CO
filed 2004-10-28
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2004 was 92,400,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1.     Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Commissions	$210.0	$194.4	$586.9	$543.3
Fees	135.6	119.1	381.5	332.4
Investment income - fiduciary funds	3.3	1.9	9.4	5.9
Investment income - all other	34.3	38.1	139.9	71.3
Investment gains (losses)	2.6	1.6	7.2	(24.1)

Gross revenues	385.8	355.1	1,124.9	928.8
Less brokerage	(12.8)	(10.1)	(31.5)	(30.5)

Total revenues	373.0	345.0	1,093.4	898.3

Compensation	183.8	166.9	534.2	485.5
Other operating	69.9	64.3	205.2	190.6
Investment expenses	35.7	36.6	133.1	58.1
Interest	2.6	2.0	6.9	6.1
Depreciation	8.7	8.3	26.3	22.7
Amortization	4.3	2.5	13.5	6.8

Total expenses	305.0	280.6	919.2	769.8

Earnings before income taxes	68.0	64.4	174.2	128.5
Provision for income taxes	13.6	15.5	34.8	31.5

Net earnings	$54.4	$48.9	$139.4	$97.0

Basic net earnings per share	$.59	$.54	$1.53	$1.08
Diluted net earnings per share	.57	.52	1.48	1.04
Dividends declared per common share	.25	.18	.75	.54

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
Cash and cash equivalents	$297.3	$193.6
Restricted cash	488.3	437.6
Trading securities	—	5.0
Unconsolidated investments - current	25.9	26.9
Premiums and fees receivable	1,246.4	1,286.4
Other current assets	123.9	158.4

Total current assets	2,181.8	2,107.9
Unconsolidated investments - noncurrent	130.6	121.0
Fixed assets related to consolidated investments - net	198.3	205.2
Other fixed assets - net	60.8	61.0
Deferred income taxes	164.4	137.8
Other noncurrent assets	55.2	45.8
Goodwill - net	166.2	138.3
Amortizable intangible assets - net	127.7	84.6

Total assets	$3,085.0	$2,901.6

Premiums payable to insurance and reinsurance companies	$1,753.2	$1,743.5
Accrued compensation and other accrued liabilities	227.5	219.3
Unearned fees	37.7	27.3
Income taxes payable	19.3	24.3
Other current liabilities	15.8	16.0
Corporate related borrowings	—	—
Investment related borrowings - current	41.4	30.9

Total current liabilities	2,094.9	2,061.3

Investment related borrowings - noncurrent	141.7	122.1
Other noncurrent liabilities	105.5	99.1

Total liabilities	2,342.1	2,282.5

Stockholders’ equity:
Common stock - issued and outstanding 92.4 shares in 2004 and 90.0 shares in 2003	92.4	90.0
Capital in excess of par value	155.3	105.5
Retained earnings	513.1	442.3
Unearned deferred compensation	(12.7)	(9.6)
Unearned restricted stock	(5.2)	(9.1)

Total stockholders’ equity	742.9	619.1

Total liabilities and stockholders’ equity	$3,085.0	$2,901.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Nine-month period ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$139.4	$97.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(7.2)	21.7
Gain on sales of operations	—	(2.5)
Depreciation and amortization	39.8	29.5
Amortization of deferred compensation and restricted stock	7.3	5.5
Stock-based compensation expense	3.9	—
Increase in restricted cash	(50.7)	(144.2)
Decrease (increase) in premiums receivable	64.0	(3.9)
(Decrease) increase in premiums payable	(7.9)	141.4
Decrease in trading securities - net	5.9	10.9
Decrease (increase) in other current assets	33.0	(13.9)
Increase in accrued compensation and other accrued liabilities	17.7	9.6
Decrease in income taxes payable	(5.0)	(10.7)
Tax benefit from issuance of common stock	16.1	10.5
Net change in deferred income taxes	(30.7)	(8.3)
Other	9.5	1.9

Net cash provided by operating activities	235.1	144.5

Cash flows from investing activities:
Net additions to fixed assets	(22.2)	(17.9)
Cash paid for acquisitions, net of cash acquired	(45.6)	0.3
Proceeds from sales of operations	—	2.5
Other	4.0	(0.6)

Net cash used by investing activities	(63.8)	(15.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	26.5	16.3
Repurchases of common stock	(37.4)	(48.8)
Dividends paid	(61.8)	(45.7)
Borrowings on line of credit facilities	8.6	31.0
Repayments on line of credit facilities	—	(53.7)
Repayments of long-term debt	(3.5)	(2.3)

Net cash used by financing activities	(67.6)	(103.2)

Net increase in cash and cash equivalents	103.7	25.6
Cash and cash equivalents at beginning of period	193.6	152.6

Cash and cash equivalents at end of period	$297.3	$178.2

Supplemental disclosures of cash flow information:
Interest paid	$8.3	$7.0
Income taxes paid	51.5	42.9

See notes to consolidated financial statements.

Notes to September 30, 2004 Consolidated Financial Statements (Unaudited)

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

2. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					September 30, 2004
	September 30, 2004		December 31, 2003		LOCs & Financial Guarantees	Funding Commitments
	Current	Noncurrent	Current	Noncurrent
Unconsolidated Investments:
Direct and indirect investments in Asset Alliance Corporation (AAC)	$0.5	$45.9	$1.3	$49.8	$—	$—
Low income housing (LIH) developments:
Bridge loans	3.6	—	9.5	—	—	—
Partnership interests	—	1.9	—	3.1	—	—
LIH Developer	—	9.1	—	7.6	—	—
Alternative energy investments:
Owned partnership interests	0.6	18.9	1.5	28.3	4.4	0.2
Biogas project	—	14.0	—	—	—	—
Partnership interest installment sales	20.6	14.5	14.6	8.0	—	—
Bermuda insurance investments	—	20.4	—	20.4	6.7	—

Real estate, venture capital and other investments	0.6	5.9	—	3.8	—	3.5

Total unconsolidated investments	25.9	130.6	26.9	121.0	11.1	3.7
Non-recourse borrowings - Biogas project	(0.2)	(13.8)	—	—	—	—

Net unconsolidated investments	$25.7	$116.8	$26.9	$121.0	$11.1	$3.7

Asset Alliance Corporation - Through various debt and common and preferred stock holdings, Gallagher effectively owns 25% of AAC, a holding company that owns up to 50% of 14 private investment management firms (the Firms). These Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $4.6 billion at September 30, 2004. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

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

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry interest rates ranging from 4.00% to 4.25% at September 30, 2004. The loans are generally outstanding for 12 to 36 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At September 30, 2004, Gallagher owned a limited partnership interest in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Twelve of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At September 30, 2004, total assets and total debt of these developments was approximately $76 million and $60 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.9 million at September 30, 2004, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 30% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. It has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 84% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At September 30, 2004, the LIH Developer had total assets of approximately $24 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $9.1 million at September 30, 2004, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in seven Biomass limited partnerships and five Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At September 30, 2004, two of the Syn/Coal limited partnerships are consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments are primarily carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

During first quarter 2003, Gallagher exited from the majority of its investment positions in various venture capital, developmental stage enterprises and turn-arounds and recorded write-offs related to these investments. Since then, Gallagher has pursued recoveries where appropriate. As part of these recovery efforts, during the first and second quarters of 2004, one of Gallagher’s partially owned Biogas projects (“Biogas Project”), which was being managed by a turn-around enterprise, was a party in a series of transactions to establish a publicly traded Canadian income trust, which partially funded the Biogas Project. In connection therewith, Gallagher (i) recognized a $2.0 million non-cash gain in first quarter 2004 due to the reversal of a non-cash loss contingency reserve established in first quarter 2003, (ii) received $5.0 million in cash in second quarter 2004 in full repayment of a note receivable from the turn-around enterprise, (iii) recognized a $1.0 million gain in second quarter 2004 when it received cash as payment for accrued interest income related to the note discussed in (ii) above that was written-off in first quarter 2003, and (iv) recognized $0.4 million of interest income in second quarter 2004 when it received cash for the remaining interest due on the note discussed in (ii) above. To finalize the above transactions, during second quarter 2004, Gallagher made an equity investment of $14.0 million into the Biogas Project to fund its operations and make capital improvements to increase biogas production, which was funded by a $14.0 million non-recourse loan to Gallagher from the turn-around enterprise. Principal and interest payments are only required if, and when, cash distributions are made from the Biogas Project. There is a tri-party right to offset the distributions from the Biogas Project against the obligations under the loan between the Biogas Project, Gallagher and the turn-around enterprise, which makes the loan non-recourse to Gallagher. U.S. generally accepted accounting principles (GAAP) thereby requires the investment and related loan be presented gross in Gallagher’s consolidated balance sheet.

During third quarter 2004, Gallagher recognized a $3.0 million gain when it received cash from the turn-around enterprise as full settlement of unsecured notes receivable that were written-off in first quarter 2003.

At September 30, 2004, Gallagher had an LOC and a funding commitment outstanding totaling $4.6 million related to the reclamation of a Syn/Coal property and a sulphur reduction binder venture.

Six of the Biomass limited partnerships have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At September 30, 2004, total assets and total debt of these investments was approximately $84 million and $48 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.2 million at September 30, 2004, which equaled the net aggregate carrying value of its investments.

Effective July 1, 2003. Gallagher adopted FIN 46, which required Gallagher to consolidate one partially owned Syn/Coal entity due to Gallagher’s economic interest in the entity. At that date, Gallagher owned 5% of a Syn/Coal facility. The other 95% was previously sold on the installment sale basis and had substantial residual value to Gallagher. Under the FIN 46 criteria, this investment had been determined to be a VIE and required Gallagher to consolidate this facility into its consolidated financial statements. FIN 46 requires Gallagher to reevaluate each investment at any “triggering event.” On August 6, 2004, Gallagher sold an additional 4% of its remaining 5% ownership to the party that previously owned 95% of the entity, resulting in Gallagher owning a 1% interest in this entity. After considering this sale transaction, it was determined that Gallagher is no longer the primary beneficiary and therefore does not have to consolidate this partially owned entity. The net impact of this investment on Gallagher’s net earnings and stockholders’ equity is the same whether it is accounted for on the consolidated basis or using equity method accounting. The following is a summary of the amounts included in the consolidated statements of earnings for the consolidation of this partially owned entity (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Investment income - all other	$9.0	$21.2	$69.9	$21.2

Investment expenses	8.6	20.0	67.2	20.0
Depreciation	0.4	1.2	2.7	1.2

Total expenses	9.0	21.2	69.9	21.2

Earnings before income taxes	$—	$—	$—	$—

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

Biomass - As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At September 30, 2004, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $12.3 million, net of the applicable income tax benefit. Gallagher did not record any liability in its September 30, 2004 consolidated balance sheet for these potential indemnifications.

Syn/Coal - As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and in certain circumstances, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its September 30, 2004 consolidated balance sheet for these potential indemnifications.

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

The effect of these two developments on the synthetic coal industry is not clear. Gallagher is aware that a number of PLRs have been issued since October 29, 2003, and management has participated in an interview with Subcommittee staff. Gallagher continues to believe it is claiming Syn/Coal Credits in accordance with IRC Section 29 and three PLRs previously obtained by Syn/Coal partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them. In that regard, one of the Syn/Coal partnerships in which Gallagher has an interest was under examination by the IRS for the tax year 2000 and in March 2004, Gallagher was notified that the examination was closed without any changes being proposed.

Notwithstanding the foregoing, the IRS is continuing to audit taxpayers claiming Syn/Coal Credits with respect to a variety of issues. The partnerships in which Gallagher has an interest may be audited in the future, and any such audit could adversely affect Gallagher’s ability to claim Syn/Coal Credits or cause it to be subject to liability under indemnification obligations related to the prior sale of interests in partnerships claiming Syn/Coal Credits. Furthermore, Syn/Coal Credits have been controversial both politically and administratively, and no assurance can be given that the IRS will not in the future discontinue issuing PLRs, issue administrative guidance adverse to Gallagher’s interests, or support the enactment of legislation to curtail or repeal IRC Section 29. In April 2004, a bill to repeal IRC Section 29 was introduced in the U.S. House of Representatives. It is not expected that this bill will be acted on during the current session of Congress, but a similar bill could be reintroduced in a future session and any such action could potentially result in the curtailment or repeal of Syn/Coal Credits prior to the end of 2007, when the Syn/Coal Credits expire under current law. Similarly, future judicial decisions could adversely affect Gallagher’s ability to claim Syn/Coal Credits or cause it to be subject to liability under indemnification obligations related to prior sales of partnership interests.

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure relating to the disallowance of the Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits earned by Gallagher	$143.7	$89.0
Installment sale proceeds subject to indemnification	157.6	20.6
Net carrying value of assets held at September 30, 2004	15.5	15.5

Total exposure	$316.8	$125.1

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

Real Estate, Venture Capital and Other Investments - At September 30, 2004, Gallagher had investments in seven real estate ventures with a net carrying value of $4.4 million in the aggregate, none of which was in excess of $1.8 million. Gallagher also had investments in seven venture capital investments that consisted of various debt and equity investments in development-stage companies and turn-arounds, none of which had a carrying value in excess of $1.6 million. These investments had a net carrying value of $0.7 million which included contingency reserves for potential funding requirements under outstanding LOCs related to these venture capital investments. The remaining $1.5 million related to seven other investments, none of which was in excess of $0.6 million at September 30, 2004.

Seven of the 21 investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At September 30, 2004, total assets and total debt of these seven investments were approximately $156 million and $152 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $2.2 million at September 30, 2004, which equaled the net aggregate carrying value of these investments.

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

On May 19, 2004, Gallagher purchased a 98% equity interest in a Syn/Coal production facility that had previously been operated by Gallagher through a facility rental agreement. The purchase price was made with an $11.1 million seller financed note payable that is non-recourse to Gallagher. Principal and interest payments are only required when the facility is operating and generating Syn/Coal Credits. During fourth quarter 2003, Gallagher acquired a 99% equity interest in a Syn/Coal facility. Both of these investments are held by Gallagher to generate IRC Section 29 tax credits.

The five investments discussed above are consolidated into Gallagher’s consolidated financial statements.

At December 31, 2003, Gallagher owned 5% of a Syn/Coal facility. Under the FIN 46 rules, this investment had been determined to be a VIE and required Gallagher to consolidate this facility into its consolidated financial statements. During third quarter 2004, Gallagher sold a 4% ownership interest in this investment, which eliminated the requirement to consolidate this investment under the FIN 46 rules. This investment is now accounted for using equity method accounting.

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			September 30, 2004
	September 30, 2004	December 31, 2003	LOCs & Financial Guarantees	Funding Commitments

Home office land and building:
Fixed assets	$101.1	$100.9	$—	$—
Accumulated depreciation	(15.2)	(13.2)	—	—
Non-recourse borrowings - current	(0.9)	(0.8)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(73.4)	(74.0)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	3.5	2.2	—	—

Net investment	12.1	12.1	—	—

Florida community development:
Fixed assets	61.7	56.0	—	—
Accumulated depreciation	(0.6)	—	—	—
Non-recourse borrowings - current	(18.3)	(10.7)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(0.1)	(0.2)	—	—
Recourse borrowings - noncurrent	(12.4)	(12.4)	—	—
Net other consolidated assets and liabilities	(3.0)	(3.6)	12.8	1.5

Net investment	10.3	12.1	12.8	1.5

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(13.2)	(10.5)	—	—
Non-recourse borrowings - current	(2.5)	(2.4)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(30.6)	(32.5)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	0.9	0.9	—	—

Net investment	6.4	7.3	—	—

Syn/Coal partnerships:
Fixed assets	14.2	35.2	—	—
Accumulated depreciation	(1.5)	(15.0)	—	—
Non-recourse borrowings - current	(2.5)	—	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(8.4)	—	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	4.2	0.6	—	—

Net investment	6.0	20.8	—	—

Total consolidated investments:
Fixed assets	228.8	243.9	—	—
Accumulated depreciation	(30.5)	(38.7)	—	—
Non-recourse borrowings - current	(24.2)	(13.9)	—	—
Recourse borrowings - current	(17.0)	(17.0)	—	—
Non-recourse borrowings - noncurrent	(112.5)	(106.7)	—	—
Recourse borrowings - noncurrent	(15.4)	(15.4)	—	—
Net other consolidated assets and liabilities	5.6	0.1	12.8	1.5

Net investment	$34.8	$52.3	$12.8	$1.5

As presented in the above table, four of the five investment related enterprises have borrowings related to their assets. See Note 11 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At September 30, 2004, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$34.8
Recourse portion of debt	32.4
LOCs, financial guarantees and funding commitments	14.3

Maximum exposure	$81.5

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

3. Business Combinations

During the nine-month period ended September 30, 2004, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payables
	(000s)
Risk Management Partners Ltd.
January 1, 2004	—	$—	$2.5	$2.5	$—	$5.0	$—
Roberts & Eastland, LLC
February 1, 2004	5	0.2	1.3	—	0.2	1.7	0.8
Persac Insurance Agency
February 1, 2004	7	0.2	1.8	—	0.2	2.2	1.0
R. P. O’Brien & Co., Inc.
February 1, 2004	28	0.8	1.8	—	0.1	2.7	0.6
The Romine Group, Inc. (RGP)
February 1, 2004	252	7.3	—	—	0.8	8.1	2.5
Don Laster Agency, Inc.
March 1, 2004	46	1.4	0.8	—	0.2	2.4	1.5
B&P International Insurance Brokerage LLC (BPI)
March 1, 2004	—	—	7.6	—	0.4	8.0	5.8
Edwin M. Rollins, Inc. (EMR)
April 1, 2004	—	—	5.6	0.7	—	6.3	2.8
Burch, Marcus, Pool, Krupp, Daniel & Babineaux, Inc. (BMP)
May 1, 2004	111	2.5	7.2	—	1.1	10.8	3.3
Specialty Advisory Services, Inc.
May 1, 2004	43	1.1	1.2	—	0.2	2.5	1.5
Johnsey Insurance Agency, Inc. (JIA)
July 1, 2004	359	9.8	—	—	1.1	10.9	4.3
Health Care Insurers, Inc.
August 1, 2004	45	1.2	0.8	—	0.2	2.2	1.8
Strategix, Inc.
September 1, 2004	116	3.2	1.3	—	0.5	5.0	1.2
Sheridan Insurance Group (SIG)
September 1, 2004	170	4.9	3.5	—	0.5	8.9	5.7

	1,182	$32.6	$35.4	$3.2	$5.5	$76.7	$32.8

Common shares exchanged in connection with these acquisitions were valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as downward adjustments to goodwill when the escrows are settled. The earnout payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2004 related to Gallagher’s 2002, 2003 and 2004 acquisitions was $73.4 million.

During third quarter 2004, Gallagher paid $1.9 million in cash to settle earnout obligations related to a May 2002 acquisition and a July 2003 acquisition and recorded additional goodwill of $1.4 million and additional expiration lists of $0.5 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	RGP	BPI	EMR	BMP	JIA	SIG	Eight Other Acquisitions	Total
Current assets	$—	$4.9	$5.8	$2.6	$1.8	$0.3	$4.7	$20.1
Fixed assets	—	0.1	—	—	0.5	0.1	—	0.7
Goodwill	3.5	1.3	1.6	4.0	3.5	1.7	10.5	26.1
Expiration lists	4.1	5.5	3.1	5.6	6.0	5.8	10.3	40.4
Non-compete agreements	0.5	0.9	1.4	0.9	1.0	1.0	2.4	8.1

Total assets acquired	8.1	12.7	11.9	13.1	12.8	8.9	27.9	95.4
Current liabilities	—	4.7	5.6	2.3	1.9	—	4.2	18.7

Total liabilities assumed	—	4.7	5.6	2.3	1.9	—	4.2	18.7

Total net assets acquired	$8.1	$8.0	$6.3	$10.8	$10.9	$8.9	$23.7	$76.7

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $26.1 million, $40.4 million and $8.1 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 10 to 15 years and 5 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. In second quarter 2004, Gallagher determined that an indicator of impairment existed related to the amortizable assets of one of its 2001 acquisitions. Based on the results of this impairment review, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. No such indicators were noted in the nine-month period ended September 30, 2003. Of the $40.4 million of expiration lists and $8.1 million of non-compete agreements related to the 2004 acquisitions, $10.1 million and $1.5 million, respectively, are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2004 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2003 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Total revenues	$374.8	$355.2	$1,109.2	$930.0
Net earnings	55.1	49.6	141.2	99.8
Basic net earnings per share	.60	.54	1.54	1.10
Diluted net earnings per share	.58	.52	1.49	1.06

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003, nor is it necessarily indicative of future operating results.

4. Credit and Other Debt Agreements

On July 21, 2003, Gallagher entered into a $250.0 million unsecured revolving credit agreement (Credit Agreement), which expires on July 20, 2006, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $250.0 million. In addition, the Credit Agreement provides for the issuance of standby LOCs, which are limited to $75.0 million in the aggregate. The issuance of such LOCs reduces the amount of net funds available for future borrowing under the Credit Agreement. At September 30, 2004, $45.7 million of LOCs (of which Gallagher has $22.3 million of liabilities recorded as of September 30, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 2 and 11 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at September 30, 2004. Accordingly, as of September 30, 2004, $204.3 million remained available for potential borrowings, of which $29.3 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, .150% or .200% of the used and unused portions, the determination of which is also dependent on a financial leverage ratio maintained by Gallagher. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2004.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	September 30, 2004	December 31, 2003

Corporate related borrowings:
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.00%, expires July 2006	$—	$—

Investment related borrowings:
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008, subject to prepayment provisions	77.3	77.8
Line of credit facility on Florida community development:
Permits borrowings up to $17.0 million, quarterly interest-only payments, variable rate of LIBOR plus 2.00%, expires 2004	17.0	17.0
Line of credit facility on Florida community development:
Permits borrowings up to $15.0 million, monthly interest-only payments, rate of prime plus 0.50%, expires 2004	13.4	4.8
Bonds payable on Florida community development:
Monthly interest-only payments through 2010, variable rate based on commercial paper rate, balloon payment 2010	12.4	12.4
Mortgage loan on Florida community development:
Monthly installments, fixed rate of 8.00%, expires 2004	4.6	5.6
Equipment loans on Florida community development:
Fixed monthly payments, fixed rates of 6.25% and 7.00%, expire 2005 and 2008	0.4	0.5
Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, variable rate of LIBOR plus 1.62%, balloon payment 2006	33.1	34.9
Loan on investment in Biogas project:
Monthly principal and interest payments, fixed rate of 15.00%, subject to prepayment provisions	14.0	—
Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	10.9	—

	$183.1	$153.0

See Note 11 for additional discussion on commitments and contingencies.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Net earnings	$54.4	$48.9	$139.4	$97.0

Weighted average number of common shares outstanding	92.3	90.5	91.2	89.9
Dilutive effect of stock options using the treasury stock method	2.8	3.2	3.2	3.3

Weighted average number of common and common equivalent shares outstanding	95.1	93.7	94.4	93.2

Basic net earnings per share	$.59	$.54	$1.53	$1.08
Diluted net earnings per share	.57	.52	1.48	1.04

Options to purchase 3.0 million and 0.7 million shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.4 million and 2.5 million shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

6. Stock Option-Based Compensation

During fourth quarter 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS No. 123.” Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded in 2002 and prior years. The change to the fair value method of accounting is being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made during 2003 and 2004 through participation in Gallagher’s employee stock purchase plan. SFAS 123 requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The consolidated financial statements for each of the first three quarters of 2003 were not restated for this change since its impact was not material to the amounts previously reported. The expense related to the first three quarters was charged against earnings in fourth quarter 2003. During third quarter 2004 and the nine-month period ended September 30, 2004, Gallagher recognized $1.4 million and $3.9 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan.

At September 30, 2004, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all options granted prior to January 1, 2003, Gallagher continues to account for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on net earnings and net earnings per share if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$54.4	$48.9	$139.4	$97.0
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.1	—	3.1	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(1.3)	(5.9)	(3.6)

Pro forma net earnings	$53.5	$47.6	$136.6	$93.4

Basic net earnings per share - pro forma	$.58	$.53	$1.50	$1.04
Diluted net earnings per share - pro forma	.56	.51	1.45	1.01

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123 for all stock options granted prior to January 1, 2003, diluted net earnings per share as reported for the three-month periods ended September 30, 2004 and 2003, would have been reduced by $.01 in each period. In addition, the nine-month periods ended September 30, 2004 and 2003 would have been reduced by $.03 in each period. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

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

On March 18, 2004 and March 20, 2003, Gallagher contributed $4.6 million and $4.4 million, respectively, to the plan through the issuance of 142,000 and 169,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as a contra equity amount. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2004 and 2003, $0.4 million, in each period, was charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2004 and 2003, $1.1 million and $1.0 million, respectively, was charged to compensation expense related to this plan.

8. Restricted Stock Awards

On June 1, 2003, Gallagher adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee of the Board of Directors (the Committee) is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As discussed in the paragraph below, 65,000 shares of restricted stock awards were granted under this plan in 2004. No restricted stock awards were granted under this plan in 2003. Accordingly, as of September 30, 2004, 3.9 million shares are available for grant under this plan.

On March 18, 2004 and March 20, 2003, Gallagher granted 29,000 and 275,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $0.9 million and $7.2 million, respectively, as of those dates. Also, on March 18, 2004, Gallagher granted restricted stock awards of 36,000 shares in the aggregate of its common stock to its Chief Executive Officer and four other Corporate Officers, with an aggregate fair value of $1.2 million as of that date. On March 20, 2003, Gallagher granted restricted stock awards of 27,000 shares in the aggregate of its common stock to its Chief Executive Officer and one other Corporate Officer, with an aggregate fair value of $0.7 million as of that date. Substantially all of the 2004 and 2003 restricted stock awards vest over a two-year period (19,000 shares of the 2004 grant vest over a one-year period), primarily at the rate of 50% per year beginning on March 31, 2004 and 2005, respectively. Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2004 and 2003, $2.1 million and $1.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2004. During the nine-month periods ended September 30, 2004 and 2003, $6.2 million and $4.4 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2004.

9. Employee Stock Purchase Plan

Effective July 1, 2003, Gallagher adopted an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of the first day of the quarterly offering period of each calendar year). Effective as of the end of the first, second and third quarters 2004, Gallagher issued 0.1 million shares of common stock in each quarter to employees who participated in the ESPP during those quarters at an aggregate purchase price of $2.7 million, or $27.16 per share, $2.1 million, or $25.88 per share and $1.8 million, or $25.85 per share, respectively. Currently, there are 3.5 million shares reserved for future issuance. During the three- and nine-month periods ended September 30, 2004, $0.3 million and $1.1 million, respectively, was charged to compensation expense related to the common stock issued under the ESPP.

10. Retirement Plans

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Service cost - benefits earned during the year	$4.3	$3.6	$12.9	$10.8
Interest cost on benefit obligation	2.5	2.1	7.5	6.3
Expected return on plan assets	(2.6)	(1.9)	(7.8)	(5.7)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net actuarial loss	0.1	0.1	0.3	0.3
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$4.4	$4.0	$13.2	$12.0

Gallagher expects to contribute between $10.0 million and $18.0 million to the plan in 2004, subject to the maximum tax deductible contribution that is allowed under the IRC. During the three- and nine-month periods ended September 30, 2004, Gallagher contributed $4.5 million and $6.5 million, respectively, to the plan.

In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after July 1, 2004 and supersedes FSP 106-1, which permitted a sponsor of a postretirement heath care plan that provides drug benefits to make a one-time election to defer accounting for the effects of the Act. In accordance with FSP106-1, Gallagher elected to defer accounting for the effects of the Act and as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements do not reflect the effects of the Act.

The transition method outlined in FSP 106-2 requires for public companies to conclude whether the enactment of the Act was a “significant event” pursuant to FASB Statement 106. If the enactment of the Act was not a significant event, its effects should be incorporated at the next measurement date pursuant to FASB Statement 106 following the first interim or annual period beginning after July 1, 2004. Gallagher has not yet determined whether the prescription drug benefit provided to plan participants is the actuarial equivalent to Medicare Part D, but does not believe that the effect of the Act will be material to its consolidated financial statements. Gallagher will adopt the provisions of FSP 106-2 at the Plan’s next measurement date, which will occur in fourth quarter 2004.

11. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 2 and 4 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at September 30, 2004 are as follows (in millions):

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Investment related borrowings:
Florida community development debt	35.1	0.1	0.1	0.1	—	12.4	47.8
Home office mortgage loan	0.3	0.9	0.9	1.1	74.1	—	77.3
Airplane leasing company debt	0.6	2.6	29.9	—	—	—	33.1
Biogas project loan	0.1	0.1	0.2	0.2	0.2	13.2	14.0
Syn/Coal facility purchase note	0.4	2.8	3.3	3.5	0.9	—	10.9

Total debt obligations	36.5	6.5	34.4	4.9	75.2	25.6	183.1
Operating lease obligations	13.3	49.6	44.6	37.0	29.9	54.5	228.9
Net Syn/Coal purchase commitments	1.9	5.2	3.0	3.0	—	—	13.1
Outstanding purchase obligations	2.0	—	—	—	—	—	2.0

Total contractual obligations	$53.7	$61.3	$82.0	$44.9	$105.1	$80.1	$427.1

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At September 30, 2004, $45.7 million of LOCs (of which Gallagher has $22.3 million of liabilities recorded as of September 30, 2004) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 2. There were no borrowings outstanding under the Credit Agreement at September 30, 2004. Accordingly, as of September 30, 2004, $204.3 million remained available for potential borrowings, of which $29.3 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement. See Note 4 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 2 and 4 to the consolidated financial statements, at September 30, 2004, the accompanying balance sheet includes $183.1 million of borrowings related to Gallagher’s investment related enterprises of which $32.4 million is recourse to Gallagher’s other operations. These borrowings are partially secured by the underlying assets of the investment related enterprises and support their operations.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of September 30, 2004. These obligations represent agreements to purchase goods or services and the construction of a building at the Florida community development that were executed in the normal course of business.

Off-Balance Sheet Commitments- Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2004 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
	2004	2005	2006	2007	2008	Thereafter
Off-Balance Sheet Commitments
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$16.3	$16.3
Financial guarantees	—	—	—	—	—	7.6	7.6
Funding commitments	1.7	—	3.5	—	—	—	5.2

	1.7	—	3.5	—	—	23.9	29.1
Operations related:
Letters of credit	—	—	1.2	—	—	5.9	7.1

Total commitments	$1.7	$—	$4.7	$—	$—	$29.8	$36.2

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

During the period from January 1, 2002 to September 30, 2004, Gallagher acquired 38 companies, which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2004 acquisitions are disclosed in Note 3 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2004 related to Gallagher’s 2002, 2003 and 2004 acquisitions was $73.4 million.

Off-Balance Sheet Debt - Gallagher’s investment related portfolio includes investments in enterprises where Gallagher’s ownership interest is between 3% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at September 30, 2004 and December 31, 2003. The September 30, 2004 and December 31, 2003 balance sheets of several of these unconsolidated investments contain outstanding debt, which is also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at September 30, 2004, Gallagher has posted LOCs of $6.1 million and $3.8 million related to Gallagher’s self-insurance deductibles and a client’s self-insurance deductibles, respectively. Gallagher has a recorded liability of $4.0 million related to its self-insurance deductibles and has collateral on the client’s self-insurance deductibles valued at approximately $11.4 million. In addition, Gallagher had LOCs totaling $1.6 million at September 30, 2004 related to its risk management services operations, of which Gallagher has recorded a $0.4 million liability.

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

Gallagher is a defendant in a purported class action (Village of Orland Hills v. Arthur J. Gallagher & Co., Case No. 00 CH 13855, pending in the Circuit Court of Cook County, Illinois), which challenges the propriety of alleged “undisclosed contingent commissions” paid pursuant to certain compensation arrangements between Gallagher and various insurance companies. This action was terminated when Gallagher’s motion for summary judgment was granted in early 2002 but was reinstated in September 2003 when such ruling was overturned by an intermediate appeals court. Limited discovery on the issue of class certification is ongoing. Gallagher believes the plaintiff’s case has serious deficiencies and it will be defended vigorously. In addition, on October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. against the ten largest U.S. insurance brokers and four of the largest commercial insurers (Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” The litigation is in its preliminary stages, and Gallagher intends to defend the suit vigorously.

Contingent Commissions and Other Industry Developments - On October 26, 2004, Gallagher announced that it will not participate as a retail broker in volume-based or profit-based contingent commission agreements effective January 1, 2005. This action is related to developments involving investigations by various regulatory bodies, including the Offices of the Attorney General for the States of New York and Connecticut and various state departments of insurance, of certain contingent commission arrangements (generally known as contingent commission or placement service agreements) between insurance brokers and insurance companies. A discussion of these industry developments and the impact on Gallagher is included in Item 2 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingent Commissions and Other Industry Developments.”

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2004, Gallagher retains the first $2.5 million of each and every E&O claim. Prior to June 1, 2004, Gallagher retained the first $1.0 million of each and every E&O claim and the first $15.0 million of all E&O claims in excess of $1.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2004 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $8.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Brokerage
Total revenues	$241.4	$222.3	$670.4	$613.1

Earnings before income taxes	$56.5	$54.9	$133.3	$119.9

Identifiable assets at September 30, 2004 and 2003			$2,174.8	$1,895.4

Risk Management

Total revenues	$94.7	$83.0	$275.9	$238.0

Earnings before income taxes	$15.9	$11.3	$43.3	$32.2

Identifiable assets at September 30, 2004 and 2003			$243.9	$178.9

Financial Services

Total revenues	$36.9	$39.7	$147.1	$47.2

Earnings (loss) before income taxes	$(4.4)	$(1.8)	$(2.4)	$(23.6)

Identifiable assets at September 30, 2004 and 2003			$666.3	$620.8

Review by Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2004 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of Gallagher’s management.

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

October 26, 2004

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

Insurance Market Overview

During the period from 1986 to 2000, heavy competition for market share among P/C insurance carriers (Carriers) resulted in low premium rates. This “soft market” (i.e., low premium rates) generally resulted in flat or reduced renewal commissions. During this soft market, natural catastrophes and other losses resulted in billions of dollars in underwriting losses to the insurance market. Substantial mergers, both domestically and internationally, resulted in fewer Carriers. Increased property replacement costs and increasingly large litigation awards caused some clients to seek higher levels of insurance coverage. These factors would generally have the effect of generating higher premiums to clients and higher commissions to Gallagher. However, there were opposing factors including favorable equity markets, increased underwriting capital causing heavy competition for market share and improved economies of scale following consolidations, all of which tended to lower premium rates. The net result was that P/C premium rates remained low through 1999. Years of underwriting losses, coupled with the downward turn in equity markets and the decline in interest rates during the three-year period that preceded 2003, have depleted Carriers’ capital. In order to restore their capital to adequate levels, many Carriers began to increase premium rates in 2000 and continued to do so well into 2003, particularly after the events described below.

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity, led to an unprecedented acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by Carriers have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Following September 11th, the increased premium rates charged by Carriers had a positive impact on Gallagher’s 2002 and 2003 operating results. While the hard market continued into 2003, premium rates charged by Carriers for Gallagher’s client renewals during fourth quarter 2003 and first and second quarters 2004, indicated that the rate of increase in premiums had moderated. However, Gallagher’s third and fourth quarter 2004 renewals and information published by various insurance industry associations, now indicate that the market has softened more than expected and premium rates for most lines of business have decreased in 2004 compared to 2003. During third quarter 2004, four major hurricanes hit the State of Florida and the East Coast, the losses from which would normally have the effect of generating higher premiums in certain markets. However, to date, Gallagher has not experienced significant rate increases as a result of these losses. Some of Gallagher’s clients are beginning to take advantage of lower premium pricing and are purchasing additional insurance coverage, which partially offsets the impact of rate decreases. Gallagher is unable to predict with a high degree of certainty future rate and volume movement. However, if the industry continues to experience a soft market, the effect of this trend will have a negative impact on Gallagher’s organic revenue growth.

In a period of rising insurance costs, there is resistance among certain “risk” buyers (Gallagher’s clients) to pay increased premiums and the higher commissions generated by these premiums. Such resistance has caused some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. In addition, some buyers have switched to negotiated fee in lieu of commission arrangements with Gallagher for placing their risk. Other buyers have moved toward the alternative insurance market, which could have a favorable effect on Gallagher’s Risk Management Services segment. These factors tend to reduce commission revenue to Gallagher. Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services will continue to be major factors in Gallagher’s fee revenue growth in 2004. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by Carriers have had a greater impact on Gallagher’s revenues than inflation.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry. Acquisitions also increase the volume of general services currently provided while not substantially changing the nature of the services performed by Gallagher. Gallagher expects that its commission and fee revenues will continue to grow partially from acquisitions. Gallagher is considering and intends to continue to consider from time to time, additional acquisitions on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with several candidates for possible future acquisitions. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, will be advantageous to Gallagher.

Contingent Commissions and Other Industry Developments

On October 26, 2004, Gallagher announced that it will not participate as a retail broker in volume-based or profit-based contingent commission agreements effective January 1, 2005. Gallagher also announced that on October 26, 2004 it received a subpoena from the Office of the Attorney General of the State of Connecticut (the Connecticut AG) requesting information concerning possible violations by Gallagher of the Connecticut antitrust laws in connection with the solicitation of bids for insurance. Following the allegations of bid rigging and price fixing which recently came to light in a lawsuit filed on October 14, 2004 by the Office of the Attorney General of the State of New York (the New York AG) against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), which is described in greater detail below, Gallagher management retained independent counsel to perform an internal review. While the review is at an early stage, management has no knowledge that Gallagher has engaged in any improper practices.

The insurance industry has recently come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements. The New York AG has issued subpoenas to various insurance brokerages and insurers beginning in April 2004. The investigation by the New York AG has, among other things, led to its filing a complaint on October 14, 2004 against Marsh stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. The complaint contains a number of specific allegations of wrongdoing by Marsh, including (i) bid-rigging, which involved colluding with certain large insurers to submit false quotes to clients, including the use of “B” quotes, or backup quotes, which were intended to provide the appearance of price competition, (ii) steering insurance placements toward those insurance companies with whom Marsh had contingent commission agreements, (iii) providing false and misleading disclosure to clients and the public with respect to its contingent commission agreements with insurers and (iv) falsely telling clients that Marsh is their “advocate” and is acting in their clients’ best interests. In light of these allegations, Marsh announced on October 15, 2004 that it was suspending its use of contingent commission agreements. Within the week following that announcement, two other large insurance brokerage companies, Willis Group and Aon Corporation, each announced that it would discontinue contingent commission agreements and unwind such arrangements by the end of this year. Three large insurers have announced that they would stop the use of such agreements as well. The New York AG’s investigation is continuing, and various press accounts have indicated that the New York AG has served additional subpoenas to certain of the parties initially served, as well as to other insurance industry participants. Although the New York AG’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with property and casualty insurers, subpoenas have been served on a number of group life and disability and traditional health insurers, as well as the insurance brokerage companies who assist in the placement of such types of insurance. At the press conference announcing its complaint against

Marsh, the New York AG indicated that its investigation would look across various lines of insurance. As of the date of this report, Gallagher has not received a subpoena from the New York AG in connection with any of its investigations nor has it been named in any proceedings filed by the New York AG.

Because the New York AG and Connecticut AG investigations are currently ongoing, the full scope of their investigations and their ultimate effect on the insurance and insurance brokerage industries, or on Gallagher, cannot be completely determined at this time.

In addition to the New York AG and Connecticut AG investigations, a number of state departments of insurance have begun to take more active steps to investigate and monitor contingent commissions and other business practices of brokers, agents and insurers. In first quarter 2004, the New York State Department of Insurance (the Department) commenced an investigation and issued requests for information to various brokers and insurers, including from one of Gallagher’s New York brokerage subsidiaries, concerning such arrangements. That investigation is ongoing and Gallagher is cooperating with the Department’s request for information. Other states’ insurance departments have announced they are investigating or examining contingent commission arrangements and bidding practices, including Illinois, the state in which Gallagher is headquartered. In addition, the departments of insurance for two states have proposed new regulations, and other state insurance departments have stated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. The California Department of Insurance has also publicly stated it is readying civil lawsuits against certain industry participants.

Gallagher’s contingent commissions were $2.9 million in third quarter 2004 and $4.2 million in third quarter 2003. The following table summarizes Gallagher’s contingent commissions for the nine-month period ended September 30, 2004. Expenses directly associated with these agreements are not specifically identified, but are minimal.

	Nine-month period ended September 30, 2004
		Approximate Number of
Contingent Commission Revenue From	Revenues	Agreements	Carriers
	(in millions)
Local contingent commission contracts and programs	$22.8	535	160
Local managing general agent, managing general underwriter and program administration contracts	5.1	35	25
National contingent commission contracts	3.8	20	12

Total contingent commission revenue	$31.7	590	197

The amount of contingent commission revenue for the nine-month period ended September 30, 2004 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements, aggregated to $26.6 million. The loss of revenues from these agreements beginning on January 1, 2005 could have a material adverse effect on Gallagher’s results of operations for 2005.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. In second quarter 2004, Gallagher determined that an indicator of impairment existed related to the amortizable assets of one of its 2001 acquisitions. Based on the results of this impairment review, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. No such indicators were noted in the nine-month period ended September 30, 2003. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2004	2003		2004	2003
Commissions	$210.0	$194.4	8%	$586.9	$543.3	8%
Fees	41.3	36.3	14%	106.7	95.1	12%
Investment income - fiduciary	2.9	1.7	71%	8.3	5.2	60%

Gross revenues	254.2	232.4	9%	701.9	643.6	9%
Less brokerage	(12.8)	(10.1)	(27%)	(31.5)	(30.5)	(3%)

Total revenues	241.4	222.3	9%	670.4	613.1	9%

Compensation	132.0	120.6	9%	383.9	353.5	9%
Operating	45.4	41.3	10%	130.4	123.9	5%
Depreciation	3.3	3.0	10%	9.6	9.0	7%
Amortization	4.2	2.5	68%	13.2	6.8	94%

Total expenses	184.9	167.4	10%	537.1	493.2	9%

Earnings before income taxes	56.5	54.9	3%	133.3	119.9	11%
Provision for income taxes	11.3	13.2	(14%)	26.6	29.5	(10%)

Net earnings	$45.2	$41.7	8%	$106.7	$90.4	18%

Growth - revenues	9%	12%		9%	16%
Organic growth in commissions
and fees	2%	9%		3%	12%
Growth - pretax earnings	3%	16%		11%	17%
Compensation expense ratio	52%	52%		55%	55%
Other operating expense ratio	18%	18%		19%	19%
Pretax profit margin	22%	24%		19%	19%
Effective tax rate	20%	24%		20%	25%
Identifiable assets at September 30, 2004 and 2003				$2,174.8	$1,895.4

The increase in commissions for the nine-month period ended September 30, 2004 was principally due to new business production and an increase in contingent commissions ($7.0 million), which aggregated to $134.0 million and was partially offset by renewal rate decreases and lost business of $90.0 million. The increase in fees for the nine-month period ended September 30, 2004 was principally due to new business production and renewal rate increases, which aggregated to $24.0 million and was partially offset by lost business of $12.0 million. Also contributing to the increase in commissions and fees in 2004 were revenues associated with the acquisitions accounted for as purchases that were made in the last 12 months. The organic growth in commission and fee revenues for the nine-month period ended September 30, 2004 was 3% compared to 12% for the same period in 2003. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $34.1 million in 2004 and $20.4 million in 2003.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, increased in 2004 compared to 2003 primarily due to an increase in the amount of invested cash and a modest increase in the rates of interest earned in 2004. While the amount of invested cash and rates of interest earned have increased, rates of return are still at historical lows.

The increase in compensation expense in 2004 compared to 2003 was primarily due to an increase in the average number of employees, salary increases, and increases in incentive compensation linked to Gallagher’s overall operating results ($20.2 million in the aggregate); the expensing of stock-based compensation in 2004 ($3.5 million); the adverse impact of foreign currency translation ($4.9 million); and an increase in the amortization of deferred compensation and restricted stock ($1.8 million). The increase in employee headcount primarily relates to the addition of employees associated with the acquisitions accounted for as purchases that were made in the last 12 months.

The increase in other operating expenses in 2004 over 2003 was due primarily to increases in professional services fees ($4.6 million) and business insurance costs ($3.6 million), an increase in rent and utility costs associated with leased office space and office expansion ($3.1 million) and increases in travel and entertainment costs ($2.0 million). The increase in professional fees is primarily related to external Sarbanes-Oxley 404 implementation costs and consulting fees related to sourcing and other cost containment initiatives. These increases were partially offset by a decrease in minority interest expense ($1.7 million). This decrease in minority interest expense was due to the acquisition of the remaining 50% ownership interest in Risk Management Partners Ltd. in first quarter 2004.

Depreciation expense was relatively unchanged in 2004 compared to 2003. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2004 was due primarily to amortization expense associated with acquisitions accounted for as purchases completed in the last 12 months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements). Also contributing to the increase in amortization expense was the $1.8 million write-off of amortizable assets in second quarter 2004 related to one of Gallagher’s 2001 acquisitions.

See the Results of Operations for the Financial Services segment for a discussion on changes in the overall effective income tax rate in 2004 compared to 2003.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2004	2003		2004	2003
Fees	$94.3	$82.8	14%	$274.8	$237.3	16%
Investment income - fiduciary	0.4	0.2	100%	1.1	0.7	57%

Total revenues	94.7	83.0	14%	275.9	238.0	16%

Compensation	51.8	46.3	12%	150.3	132.0	14%
Operating	24.5	23.0	7%	74.8	66.7	12%
Depreciation	2.4	2.4	0%	7.2	7.1	1%
Amortization	0.1	—	NMF	0.3	—	NMF

Total expenses	78.8	71.7	10%	232.6	205.8	13%

Earnings before income taxes	15.9	11.3	41%	43.3	32.2	34%
Provision for income taxes	3.2	2.7	19%	8.7	7.8	12%

Net earnings	$12.7	$8.6	48%	$34.6	$24.4	42%

Growth - revenues	14%	16%		16%	14%
Organic growth in fees	14%	16%		16%	14%
Growth - pretax earnings	41%	74%		34%	22%
Compensation expense ratio	55%	56%		55%	56%
Other operating expense ratio	26%	28%		27%	28%
Pretax profit margin	17%	14%		16%	14%
Effective tax rate	20%	24%		20%	25%
Identifiable assets at September 30, 2004 and 2003				$243.9	$178.9

The increase in fees for the nine-month period ended September 30, 2004 was due primarily to new business production, renewal rate increases and favorable retention rates on existing business, which aggregated to $56.0 million and was partially offset by lost business of $18.0 million. The organic growth in fee revenues in 2004 was 16% compared to 14% in 2003. Historically, the Risk Management segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income - fiduciary, which represents interest income earned on cash and cash equivalents, was relatively unchanged in 2004 compared to 2003. While the amount of invested cash and rates of interest earned have increased, rates of return are still at historical lows placing downward pressure on the returns that Gallagher is able to earn.

The increase in compensation expense in 2004 compared to 2003 was due to an increase in the average number of employees and increases in incentive compensation linked to Gallagher’s overall operating results ($15.5 million in the aggregate); an increase in employee benefit expenses ($1.0 million); an increase in the use of temporary staffing ($1.2 million); and the expensing of stock-based compensation in 2004 ($0.6 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in other operating expenses in 2004 over 2003 was due primarily to increases in business insurance costs ($2.9 million), professional services fees ($2.3 million), rent and utility costs associated with leased office space and office expansion ($1.7 million) and increases in travel and entertainment costs ($0.8 million).

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

See the Results of Operations for the Financial Services segment for a discussion on changes in the overall effective income tax rate in 2004 compared to 2003.

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 2 to the consolidated financial statements for a summary of Gallagher’s investments as of September 30, 2004 and December 31, 2003 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2004	2003		2004	2003
Investment income:
Trading securities	$—	$1.7	NMF	$0.2	$5.0	NMF
Asset Alliance Corporation (AAC) related investments	(0.5)	1.0	(150%)	2.5	3.2	(22%)
Low income housing investments	0.4	0.2	100%	2.0	0.8	150%
Alternative energy investments	11.7	10.5	11%	35.8	29.1	23%
Real estate, venture capital and other investments	(0.3)	0.2	(250%)	0.1	(0.2)	150%
Consolidated investments	14.3	3.2	347%	30.1	9.6	214%
Impact of FIN 46 on consolidated investments	9.0	21.2	(58%)	69.9	21.2	230%
Other	(0.3)	0.1	(400%)	(0.7)	2.6	(127%)

Total investment income	34.3	38.1	(10%)	139.9	71.3	96%
Investment gains (losses)	2.6	1.6	63%	7.2	(24.1)	130%

Total revenues	36.9	39.7	(7%)	147.1	47.2	NMF

Investment expenses	27.1	16.6	63%	65.9	38.1	73%
Impact of FIN 46 on investment expenses	8.6	20.0	NMF	67.2	20.0	NMF
Interest	2.6	2.0	30%	6.9	6.1	13%
Depreciation	2.6	1.7	53%	6.8	5.4	26%
Impact of FIN 46 on depreciation	0.4	1.2	NMF	2.7	1.2	NMF

Total expenses	41.3	41.5	(0%)	149.5	70.8	111%

Earnings (loss) before income taxes	(4.4)	(1.8)	NMF	(2.4)	(23.6)	90%
Provision (benefit) for income taxes	(0.9)	(0.4)	NMF	(0.5)	(5.8)	91%

Net earnings (loss)	$(3.5)	$(1.4)	NMF	$(1.9)	$(17.8)	NMF

Identifiable assets at September 30, 2004 and 2003				$666.3	$620.8

Investment income from trading securities decreased in 2004 compared to 2003 due to Gallagher liquidating its trading securities portfolio for cash during the latter part of 2003 and first quarter 2004.

Investment income from AAC related investments primarily represents income associated with Gallagher’s debt, preferred and common stock investments in AAC. Gallagher accounts for the common stock portion of its investment using the equity method. Investment income from AAC related investments in the nine-month period ended September 30, 2004 was relatively unchanged in 2004 compared to 2003.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using the equity method and interest income from bridge loans made by Gallagher related to LIH developments. The increase in investment income from low income housing investments in 2004 is due to the LIH developer closing several syndication transactions in the nine-month period ended September 30, 2004.

Investment income from alternative energy investments primarily relates to installment gains from several sales of Gallagher’s interests in limited partnerships that operate Syn/Coal facilities which occurred in the latter part of 2001, first quarter 2002 and second and third quarters 2004. The increase in investment income from alternative energy investments in 2004 was primarily due to an increase in volume processed by two of the Syn/Coal facilities ($4.2 million).

Investment income from real estate, venture capital and other investments was relatively unchanged in 2004 compared to 2003.

The increase in investment income from consolidated investments in 2004 was primarily due to increased lot sales volume at the Florida community development ($2.6 million) and to production at the Syn/Coal facilities acquired in fourth quarter 2003 and second quarter 2004 ($18.1 million).

Investment income from consolidated investments for 2004 was also impacted by the adoption of FIN 46. Effective July 1, 2003, Gallagher early adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it had a 5% ownership interest at the time of consolidation. Prior to July 1, 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. In 2004, Gallagher recognized both investment income and expenses of $69.9 million related to the consolidation of this Syn/Coal partnership. During third quarter 2004, Gallagher sold a 4% ownership interest in this investment, which eliminated the requirement to consolidate the investment under the FIN 46 rules. This investment is now accounted for using equity method accounting.

Investment gains (losses) primarily include realized gains and losses that occurred in the respective years related to write-downs, dispositions and recoveries related to its venture capital investments, which included loans and equity holdings in start-up companies. The $7.2 million gain recognized in 2004 is primarily due to the first quarter 2004 $2.0 million reversal of a loss contingency reserve established in first quarter 2003, a second quarter 2004 $1.0 million recovery of previously accrued interest income that was written-off in first quarter 2003, and a $3.0 million recovery in third quarter 2004 on unsecured notes receivable written-off in first quarter 2003. The reversal of the loss contingency reserve was made as a result of the successfully completed funding transaction related to Gallagher’s partially owned Biogas Project. During first quarter 2003, Gallagher incurred $25.7 million of losses related to write-downs and dispositions when it decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support at that time, it was doubtful that these operations would be able to execute their business plans. Therefore, Gallagher’s investments were then determined to be other-than-temporarily impaired.

Investment expenses include compensation, professional fees, operating expenses of the alternative energy investments, expenses of the real estate partnerships and airplane leasing company and overhead expenses. The increase in investment expenses in 2004 was primarily due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership. Excluding the impact of FIN 46, the increase in investment expenses in 2004 compared to 2003 was primarily due to the operating expenses of the alternative energy investments which were generated by two Syn/Coal facilities that were not fully operated by Gallagher during first and second quarters 2003 ($22.8 million) and an increase in expenses related to the Florida community development primarily as a result of the additional lot sales ($2.8 million).

The increase in depreciation expense in 2004 was primarily due to the adoption of FIN 46 and the related consolidation of the Syn/Coal partnership.

Interest expense was relatively unchanged in 2004 compared to 2003.

The overall effective income tax rate reflects the tax credits generated by investments in limited partnerships that operate alternative energy projects (IRC Section 29) and low income housing, which are partially offset by state and foreign taxes. The decrease in the effective income tax rate in 2004 is due to increased Syn/Coal production at facilities in which Gallagher has ownership interests. Assuming no negative developments occur with respect to the availability of Syn/Coal Credits, Gallagher expects that tax credits will keep the effective tax rate at approximately 20% for 2004.

IRC Section 29 tax credits expire on December 31, 2007 and, if the law is not extended, Gallagher’s effective tax rate in 2008 will likely adjust upward to approximately 35% to 40%. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS as follows:

	Market Wellhead Price (1)		Phase-out Price (2)
Calendar Year			Starts At	Fully Phased Out at
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004 (estimated based on first 9 months 2004)	35.40	(3)	51.70	64.90

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the United States. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices. This Market Wellhead Price has historically been approximately $3.50 to $4.00 below the commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange.
(2)	Phase-out Prices for 2000 to 2003 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the United States as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2004 until April or May 2005. The 2004 Phase-out Prices represent management’s best estimate for 2004 using public information currently available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.
(3)	This amount represents an estimated, nine-month average of Market Wellhead Prices. The table below shows the published prices through July 2004 (latest month available). August and September prices have been estimated by management. There can be no assurance that management’s estimate will approximate what is ultimately published by the Department of Energy or the IRS. The 2004 monthly rates to date are as follows:

January	$30.35	April	$33.23	July	$36.53
February	31.21	May	36.07	August	41.40
March	32.86	June	34.53	September	42.44

As indicated in the above table, oil prices have increased dramatically over the last few months. Because oil prices have been substantially below the 2004 estimated Phase-out Price through 9 months of 2004, to initiate a phase-out in 2004, management estimates that the Market Wellhead Price would need to average approximately $100.00 during fourth quarter 2004. To trigger the start of a phase-out in 2005, management estimates that the Market Wellhead Price would need to average over $52.00 for the entire calendar year and $65.00 to fully phase-out. As of October 26, 2004, the commonly reported price of crude oil (which has historically been about $3.50 to $4.00 above the Wellhead Price) was $55.17. Accordingly, oil prices could begin 2005 at a level that approximates the starting Phase-out Price. There can be no assurance that future oil prices will remain under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the Phase-out Price in 2005, some or all of Gallagher’s IRC Section 29 operations could be curtailed.

The following table illustrates the impact on net earnings and net earnings per share as if Gallagher had curtailed all IRC Section 29-related operations for the nine months ended September 30, 2004 and 2003. This illustration is unaudited and is prepared for comparative purposes only and does not purport to be indicative of past or future operating results.

	Nine-month period ended September 30,
	2004	2003
Pretax earnings as reported	$174.2	$128.5
Pro forma pretax adjustment for IRC Section 29 operations	(6.0)	(8.5)

Pro forma pretax earnings	168.2	120.0
Pro forma income tax provision assuming a 37.5% effective rate	63.1	45.0

Pro forma net earnings	$105.1	$75.0

Diluted net earnings per share - pro forma	$1.11	$0.80

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

Gallagher’s ability to meet its future cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock substantially depends upon its ability to generate positive cash flows from its operating activities. Cash provided by operating activities was $235.1 million and $144.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in cash provided by operating activities in 2004 compared to 2003 is primarily due to the increase in net earnings and to the liquidation of the remaining portion of its trading securities portfolio during 2004. Gallagher’s cash flows from operating activities are primarily derived from its net earnings, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on net earnings, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at September 30, 2004, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $297.3 million and tangible net worth of $449.0 million. Gallagher does have a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2004.

Gallagher’s net earnings have increased every year since 1991. Subject to any adverse effects on net earnings relating to the loss of contingent commission revenues or Syn/Coal Credits, Gallagher expects this favorable trend in net earnings to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. . Acquisitions allow Gallagher to expand into desirable businesses and geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. However, management has no plans to substantially change the nature of the services performed by Gallagher. Gallagher believes that it has the ability to adequately fund future acquisitions through the use of cash and/or its common stock.

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

Dividends- In the nine-month period ended September 30, 2004, Gallagher declared $68.7 million in cash dividends on its common stock, or $.75 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On October 15, 2004, Gallagher paid a third quarter dividend of $.25 per common share to shareholders of record at September 30, 2004, a 39% increase over the third quarter dividend per share in 2003. If each quarterly dividend in 2004 is $.25 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2004 of approximately $25.0 million.

Capital Expenditures - Net capital expenditures were $22.2 million and $17.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. These amounts include net capital expenditures of the two previously discussed real estate partnerships of $5.9 million in 2004 and $4.5 million in 2003, the majority of which are related to the Florida community development project. In 2004, exclusive of the net capital expenditures related to those two real estate partnerships, Gallagher expects total expenditures for capital improvements to be approximately $25.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 1.2 million shares at a cost of $37.9 million and 1.9 million shares at a cost of $51.0 million in the first nine months of 2004 and 2003, respectively. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2004, Gallagher was authorized to repurchase approximately 4.4 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 2 and 11 to the September 30, 2004 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 2 and 11 to the September 30, 2004 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of these off-balance sheet arrangements.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though perhaps not to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may be subject to reduction due to the elimination of contingent commission arrangements in 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or developments resulting in the loss or unavailability of Syn/Coal Credits. Gallagher’s growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page hereto. Gallagher undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. Gallagher does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2004 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2004 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2004.

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

At September 30, 2004, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2004 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Gallagher does not hedge this foreign currency exchange rate risk. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2004 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $7.2 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations.

Item 4.     Controls and Procedures

As of September 30, 2004, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change in Gallagher’s internal control over financial reporting during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1.     Legal Proceedings

See Note 11 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2004	—	$—	—	5,000.0
August 1 to August 31, 2004	330.0	31.49	330.0	4,670.0
September 1 to September 30, 2004	285.0	32.47	285.0	4,385.0

Total	615.0	$31.94	615.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the provisions of the repurchase plan, as of September 30, 2004, Gallagher was authorized to repurchase approximately 4.4 million additional shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: October 27, 2004	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2004

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.