Form 10-K
period 2004-12-31
GALLAGHER ARTHUR J & CO
filed 2005-01-28
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2004 (the last day of the registrant’s most recently completed second quarter) was $2,683,592,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2004 was 92,125,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.’s definitive 2005 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

ARTHUR J. GALLAGHER & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Gallagher operates through a network of more than 250 sales and service offices located throughout the United States and seven countries abroad and through a network of correspondent brokers and consultants in more than 100 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher’s international operations include a Lloyd’s of London broker and affiliated companies in England and other facilities in Australia, Bermuda, Canada, Malaysia, Scotland and Singapore.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment or the outcome of litigation concerning Gallagher’s Syn/Coal production, Gallagher’s revenues and net earnings may be subject to reduction due to the elimination of contingent commission arrangements in 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or developments resulting in the loss or unavailability of Syn/Coal Credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

The two major sources of operating revenues for Gallagher are commissions from brokerage operations and service fees from brokerage and risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2004, is as follows (in millions):

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commissions
Brokerage	$801.9	55%	$746.2	59%	$662.9	63%
Fees
Brokerage	152.4	10%	135.5	11%	109.0	10%
Risk Management	370.9	25%	320.7	25%	280.4	26%
Investment income and other
Brokerage	13.4	1%	7.5	1%	9.4	1%
Risk Management	1.7	0%	1.0	0%	0.8	0%
Financial Services	181.3	12%	93.6	7%	38.9	4%

Gross revenues	1,521.6	103%	1,304.5	103%	1,101.4	104%
Less brokerage	(41.3)	(3)%	(40.7)	(3)%	(41.1)	(4)%

Total revenues	$1,480.3	100%	$1,263.8	100%	$1,060.3	100%

See Note 19 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for additional financial information, including earnings before income taxes and identifiable assets, by operating segment, for 2004, 2003 and 2002.

During 2004, 2003 and 2002, Gallagher’s total revenues and expenses each increased sequentially from quarter-to-quarter within the calendar years, except for third quarter 2002, which was negatively impacted by $28.9 million of investment write-downs. However, commission and fee revenues and the related expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates that historically are heaviest in third and fourth quarters. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions will also impact the trends in Gallagher’s quarterly operating results. See Note 18 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for unaudited quarterly operating results for 2004 and 2003.

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

The primary source of Gallagher’s compensation for its Brokerage segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by insureds. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Historically, Gallagher also has received contingent commissions which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs. On October 26, 2004, Gallagher announced that it will not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. Accordingly, it is expected that future contingent commission revenues could be substantially reduced.

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

GB primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher. GB also markets these services to BSD and SMI clients who use P/C risk management related services.

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

GBA is a third-party administrator that serves the self-funded employee health benefit marketplace by integrating managed care and quality assurance programs with claims administration services. The employee health benefit services provided by GBA are, in many instances, directly supported by GBS.

GB’s and GBA’s revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the estimated volume of the services to be performed.

Financial Services

Financial Services is primarily responsible for Gallagher’s investment portfolio, which includes tax advantaged investments, real estate partnerships, an investment in Allied World Assurance Holdings, Ltd., an alternative investment fund manager, notes receivable from investees and an investment in an airplane leasing company that leases two cargo airplanes to the French Postal Service. Financial Services manages the invested assets of Gallagher in order to maximize the long-term after-tax return to Gallagher. During first quarter 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments, except to the limited extent needed to realize value from the remaining assets. Without Gallagher’s support, it was doubtful that these operations would be able to execute their business plans. Therefore, Gallagher’s venture capital investments were determined to be other-than-temporarily impaired resulting in a $25.7 million pretax charge in first quarter 2003. In addition, effective July 1, 2003, Gallagher early adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which required Gallagher to consolidate one partially-owned entity, that was determined to be a variable interest entity (VIE) and previously not consolidated because it was not controlled by Gallagher through a majority voting interest. The adoption of FIN 46 did not result in any additional debt on Gallagher’s consolidated balance sheet nor did it have any impact on its 2003 consolidated net earnings or December 31, 2003 stockholders’ equity. During third quarter 2004, Gallagher sold a portion of its interest in this investment, which eliminated the requirement to consolidate the investment under the FIN 46 rules. This investment is now accounted for using equity method accounting. See Note 3 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for a summary of Gallagher’s investments.

Gallagher’s overall non-fiduciary investment strategy going forward will be primarily focused on tax advantaged investments and real estate partnerships. Gallagher uses the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit, financial guarantees and funding commitments. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated financial position or operating results. In some cases, Gallagher may be at risk for tax credits taken in previous years, which may also be material to its operations. See Note 3 and Note 16 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for a summary of outstanding letters of credit, financial guarantees and funding commitments and Note 7 for a summary of outstanding debt and contingent commitments. In addition, see Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s tax credit exposure.

International Operations

Total revenues by geographic area for each of the three years in the period ended December 31, 2004 are as follows (in millions):

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,333.0	90%	$1,133.8	90%	$954.7	90%
Foreign, principally United Kingdom, Australia and Bermuda Australia and Bermuda	147.3	10%	130.0	10%	105.6	10%

Total revenues	$1,480.3	100%	$1,263.8	100%	$1,060.3	100%

The Brokerage segment’s international operations comprise the following: a Lloyd’s of London broker and an insurance brokerage and risk management operation in the United Kingdom; an insurance brokerage operation and two “rent-a-captive” insurance company facilities in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in more than 100 countries around the world.

Arthur J. Gallagher (UK) (AJG UK) is a wholly-owned London-based subsidiary of Gallagher. It provides brokerage and other services to clients primarily located outside the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with London underwriters and insurance companies worldwide. In addition, AJG UK is a Financial Services Authority (FSA) registered broker and an approved Lloyd’s of London broker. AJG UK’s brokerage services encompass most classes of business within the general categories of aviation, marine, reinsurance (treaty and facultative) and P/C. The thrust of AJG UK’s business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd’s of London, Gallagher’s non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

Risk Management Partners (RMP) is a wholly-owned London-based subsidiary of Gallagher that markets customized insurance and risk management products and services to United Kingdom public entities through offices in England and Scotland. RMP was formed in 1994 and Gallagher believes that RMP is now the third largest provider of insurance brokerage related services to the public entity market in the United Kingdom.

Arthur J. Gallagher (Bermuda) is a wholly-owned subsidiary of Gallagher that provides clients with direct access to the risk-taking capacity of foreign insurers for both direct and reinsurance placements. It also acts as a wholesaler to Gallagher’s marketing efforts by accessing global insurance and reinsurance companies in the placement of United States and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

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

Arthur J. Gallagher Asia is a 51% owned joint-venture of AJG UK that is based in Singapore. It specializes in treaty and facultative reinsurance placements for insurance companies located throughout Asia. These placements are made directly with reinsurance companies or through Gallagher’s subsidiaries and encompass several lines of business. Gallagher also has brokerage operations in Malaysia that are not material to Gallagher’s Brokerage segment.

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

Wyatt Gallagher Bassett is a wholly-owned subsidiary of GB that is headquartered in Brisbane, Australia with additional facilities located throughout Australia. Wyatt Gallagher Bassett is principally engaged in providing claims adjusting and risk management services in Australia. Services include consulting, claims management, crisis management, information management, loss control and property valuations.

Gallagher also has risk management service facilities in Canada that are not material to Gallagher’s Risk Management segment.

See Note 17 and Note 19 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for additional financial information related to Gallagher’s foreign operations, including earnings before income taxes and identifiable assets, by operating segment, for 2004, 2003 and 2002.

Markets and Marketing

A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher’s clients include United States and multi-national corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals. Gallagher services its clients through its network of more than 250 sales and service offices in the United States and seven countries abroad. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2004, the largest single customer represented less than 2% of total revenues.

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

Competition

According to Business Insurance magazine (July 19, 2004 edition), Gallagher is the fourth largest insurance broker worldwide (third largest in the United States) in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in every area of its business. Three competing firms are significantly larger, two of which have several times the commission and/or fee revenues of Gallagher. There are firms in a particular region or locality that are as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

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

Business Combinations

In 2004, Gallagher acquired the net assets of nineteen insurance brokerage firms (eighteen asset purchases and one stock purchase) in exchange for its common stock and/or cash and accounted for as business combinations. See Note 4 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for a summary of the 2004 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

The following acquisitions accounted for as business combinations occurred since December 31, 2004:

Effective on January 1, 2005, Gallagher acquired substantially all of the net assets of Marine Insurance Service, LLC, a corporation engaged in the insurance brokerage and services business, in exchange for cash of $1.5 million and a contingent earnout obligation of $0.8 million that, if any is earned, will be paid in cash or stock.

Effective on January 1, 2005, Gallagher acquired substantially all of the net assets of Horton Insurance Agency, Inc. of Oklahoma, a corporation engaged in the insurance brokerage and services business, in exchange for cash of $4.0 million and a contingent earnout obligation of $2.8 million that, if any is earned, will be paid in cash or stock.

Gallagher believes that the net effect of these acquisitions has been and will be to expand the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

Gallagher is considering and intends to consider from time to time, additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

As of December 31, 2004, Gallagher employed approximately 8,200 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Item 2. Properties.

Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 265,000 square feet of space. The lease commitment on this property expires February 28, 2006. Gallagher has a 60% ownership interest in the limited partnership that owns the Two Pierce Place property. This investment is consolidated into Gallagher’s Consolidated Financial Statements. See Note 3, Note 7 and Note 16 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which are incorporated herein by reference for additional information with respect to this ownership interest.

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 16 to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements, which is incorporated herein by reference for information with respect to Gallagher’s lease commitments at December 31, 2004.

Item 3. Legal Proceedings.

Information regarding legal proceedings of Gallagher is included in Note 16 (Litigation) to the Consolidated Financial Statements of Gallagher’s 2004 Financial Statements and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2004.

Item 4A. Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
Robert E. Gallagher	82	Chairman since 1990, Chief Executive Officer from 1963 until 1995

J. Patrick Gallagher, Jr.	53	President since 1990, Chief Executive Officer since 1995

Elizabeth J. Brinkerhoff	61	Vice President since 1993

Richard C. Cary	42	Controller since 1997, Chief Accounting Officer since 2001, Acting Chief Financial Officer September 2002 to April 2003

James W. Durkin, Jr.	55	Vice President since 1985, President of GBS since 1985

Nicholas M. Elsberg	62	Vice President since 1994

James S. Gault	53	Vice President since 1992, President and Chief Operating Officer of BSD since June 2002

Douglas K. Howell	43	Vice President since March 2003 and Chief Financial Officer since April 2003

David E. McGurn, Jr.	51	Vice President since 1993, President of SMI since 2001

Richard J. McKenna	58	Vice President since 1994, President of GB since 2000

John C. Rosengren	58	Vice President and General Counsel since 1995, Secretary since 2002

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period January 1, 2003 through December 31, 2004 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2004
First	$34.25	$30.77	$.25
Second	33.97	30.13	.25
Third	33.50	28.87	.25
Fourth	34.10	25.42	.25

2003
First	$29.75	$23.28	$.18
Second	29.00	23.35	.18
Third	29.06	24.64	.18
Fourth	32.74	26.74	.18

As of December 31, 2004, there were approximately 850 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2004	—	$—	—	4,385.0
November 1 to November 30, 2004	500.0	29.58	500.0	3,885.0
December 1 to December 31, 2004	113.0	31.18	113.0	3,772.0

Total	613.0	$29.88	613.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988. On July 22, 2004, Gallagher announced that the Board of Directors had authorized the repurchase of up to an additional 5.0 million shares under the plan. Under the provisions of the repurchase plan, as of December 31, 2004, Gallagher was authorized to repurchase approximately 3.8 million additional shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2004 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$801.9	$746.2	$662.9	$537.9	$472.9
Fees	523.3	456.2	389.4	325.9	282.4
Investment income and other	196.4	102.1	49.1	59.2	45.3

Gross revenues	1,521.6	1,304.5	1,101.4	923.0	800.6
Less brokerage	(41.3)	(40.7)	(41.1)	(35.0)	(26.1)

Total revenues	1,480.3	1,263.8	1,060.3	888.0	774.5

Total expenses	1,244.8	1,070.5	874.8	746.2	640.8

Earnings before income taxes	235.5	193.3	185.5	141.8	133.7
Provision for income taxes	47.0	47.1	55.6	16.5	40.7

Net earnings	$188.5	$146.2	$129.9	$125.3	$93.0

Per Share Data:
Basic net earnings per share (1)	$2.06	$1.63	$1.49	$1.48	$1.11
Diluted net earnings per share (2)	1.99	1.57	1.41	1.39	1.04
Dividends declared per common share (3)	1.00	.72	.60	.52	.46

Share Data:
Shares outstanding at year end	92.1	90.0	88.5	85.1	84.5
Weighted average number of common shares outstanding	91.5	90.0	87.3	84.8	83.6
Weighted average number of common and common equivalent shares outstanding	94.5	93.3	91.9	90.1	89.0

Consolidated Balance Sheet Data:
Total assets	$3,237.9	$2,901.6	$2,463.6	$2,145.3	$1,626.8
Long-term debt less current portion	140.0	122.1	128.3	96.7	103.9
Total stockholders’ equity	761.0	619.1	528.2	371.6	328.9

Return on Beginning Stockholders’ Equity (4)	30%	28%	35%	38%	36%

Employee Data:
Number of employees at year end	8,204	7,206	7,111	6,499	5,714
Total gross revenue per employee (5)	$185,000	$181,000	$155,000	$142,000	$140,000
Net earnings per employee (5)	$23,000	$20,000	$18,000	$19,000	$16,000

(1)	Based on the weighted average number of common shares outstanding during the year.
(2)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(3)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(4)	Represents annual net earnings divided by stockholders’ equity as of the beginning of the year.
(5)	Based on the number of employees at year end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher’s 2004 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information regarding Quantitative and Qualitative Disclosures about Market Risk is included in Gallagher’s 2004 Financial Statements under the caption entitled “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Gallagher’s Consolidated Financial Statements, the related notes thereto and Report of Independent Registered Public Accounting Firm are included in Gallagher’s 2004 Financial Statements and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2004, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The independent registered public accounting firm of Gallagher also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Gallagher’s 2004 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding directors and nominees for directors of Gallagher is included under the caption entitled “Election of Directors” in the 2005 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report. Information regarding Gallagher’s Audit Committee is included under the caption entitled “Board of Directors and Committees - Audit Committee” in the 2005 Proxy Statement and is incorporated herein by reference.

The Board of Directors has determined that Gary P. Coughlan qualifies as an audit committee financial expert, as such term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to Gallagher’s Board of Directors since Gallagher’s disclosure of such procedures under the caption entitled “Corporate Governance - Nomination of Directors” in the 2004 Proxy Statement.

Item 11. Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2005 Proxy Statement under the caption entitled “Compensation of Executive Officers and Directors,” and is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Principal Holders of Securities” in the 2005 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2005 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The	following documents are filed as a part of this report:

1.	Consolidated Financial Statements from Gallagher’s 2004 Financial Statements which are incorporated herein by reference:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2004.

(b)	Consolidated Balance Sheet as of December 31, 2004 and 2003.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2004.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005.

*10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004.

*10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005.

*10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005.

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan.

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan.

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan.

13.0	Gallagher’s 2004 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

      Not included in this Form 10-K.

3.1	Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 18, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 23, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

3.2	By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 33-10447).

3.3	Rights Agreement between Gallagher and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher’s Form 8-A Registration Statement filed May 12, 1987, File No. 0-13480).

3.4	Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), Harris Trust and Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-8 Registration Statement No. 33-38031).

3.5	Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.6	Amendment No. 2 to Exhibit 3.3 (incorporated by reference to Exhibit 4.4 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

3.7	Amendment to Exhibit 3.3 (incorporated by reference to Exhibit 4.5 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.7	Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) regarding Common Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

10.7.1	Amendment to Exhibit No. 10.7 dated September 11, 1985 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1985, File No. 0-13480).

10.8	Credit Agreement Dated as of July 21, 2003 Among Arthur J. Gallagher & Co., The Guarantors Party Thereto, The Banks Party Thereto, Citibank, N.A, as Syndication Agent, and Harris Trust and Savings Bank, as Agent and Lead Arranger. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2003, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1999, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan and Deferred Equity Trust Agreement dated March 22, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.18	Promissory Note dated March 15, 2001 in the principal amount of $2,382,900 from Michael J. Cloherty, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.19	Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.20	Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.21	Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.22	Arthur J. Gallagher & Co. Brokerage Services Division Management Bonus Plan Amended and Restated as of March 21, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

*10.22.1	Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003.

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003.

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 2005.

ARTHUR J. GALLAGHER & CO.

By	/s/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of January, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
*ROBERT E. GALLAGHER Robert E. Gallagher	Chairman and Director

/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*GARY P. COUGHLAN Gary P. Coughlan	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*BERNARD L. HENGESBAUGH Bernard L. Hengesbaugh	Director

*DAVID S. JOHNSON David S. Johnson	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/s/ JOHN C. ROSENGREN
John C. Rosengren, Attorney-in-Fact

SCHEDULE II

ARTHUR J. GALLAGHER & CO.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2004
Allowance for doubtful accounts	$2.7	$1.8	$(1.5	)(1)	$3.0
Allowance for estimated policy cancellations	3.0	1.5	—		4.5
Accumulated amortization of goodwill	6.8	—	0.3	(2)	7.1
Accumulated amortization of expiration lists and noncompete agreements	16.4	18.5	(1.5	)(3)	33.4

Year ended December 31, 2003
Allowance for doubtful accounts	$2.0	$1.9	$(1.2	)(1)	$2.7
Allowance for estimated policy cancellations	3.0	—	—		3.0
Accumulated amortization of goodwill	7.1	—	(0.3	)(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	7.5	9.9	(1.0	)(3)	16.4

Year ended December 31, 2002
Allowance for doubtful accounts	$1.7	$4.7	$(4.4	)(1)	$2.0
Allowance for estimated policy cancellations	2.5	0.5	—		3.0
Accumulated amortization of goodwill	7.1	—	—		7.1
Accumulated amortization of expiration lists and noncompete agreements	1.7	6.6	(0.8	)(3)	7.5

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

ARTHUR J. GALLAGHER & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

EXHIBIT INDEX

10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005.

10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004.

10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005.

10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005.

10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan.

10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan.

10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant).

10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant).

10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan.

13.0	Gallagher’s 2004 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.