Form 10-Q
period 2005-06-30
GALLAGHER ARTHUR J & CO
filed 2005-07-28
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2005 was 94,600,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Commissions	$201.1	$185.3	$393.6	$358.2
Fees	129.9	120.7	250.3	228.9
Investment income - fiduciary funds	5.4	3.3	9.4	6.1
Investment income - all other	30.9	57.3	60.9	102.3
Investment gains	3.8	2.1	3.7	4.6

Total revenues	371.1	368.7	717.9	700.1

Compensation	189.1	174.4	382.3	339.7
Other operating	74.1	65.7	143.6	130.3
Investment expenses	33.2	54.0	59.6	93.3
Interest	3.0	2.4	5.6	4.3
Depreciation	9.0	8.5	17.5	16.5
Amortization	5.3	5.8	10.6	8.8
Litigation and contingent commission related matters	—	—	166.0	—

Total expenses	313.7	310.8	785.2	592.9

Earnings (loss) from continuing operations before income taxes	57.4	57.9	(67.3)	107.2
Provision (benefit) for income taxes	13.2	11.6	(37.9)	21.6

Earnings (loss) from continuing operations	44.2	46.3	(29.4)	85.6

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	0.1	(0.3)	0.2	(1.0)
Gain on disposal of operations	12.6	—	11.8	—
Provision (benefit) for income taxes	5.1	(0.1)	4.8	(0.4)

Earnings (loss) from discontinued operations	7.6	(0.2)	7.2	(0.6)

Net earnings (loss)	$51.8	$46.1	$(22.2)	$85.0

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.47	$.51	$(.32)	$.94
Earnings from discontinued operations	.08	—	.08	—

Net earnings (loss)	$.55	$.51	$(.24)	$.94

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$.46	$.49	$(.32)	$.90
Earnings from discontinued operations	.08	—	.08	—

Net earnings (loss)	$.54	$.49	$(.24)	$.90

Dividends declared per common share	$.28	$.25	$.56	$.50

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
Cash and cash equivalents	$243.1	$224.6
Restricted cash	530.1	488.9
Unconsolidated investments - current	28.0	26.0
Premiums and fees receivable	1,514.2	1,355.5
Other current assets	160.5	132.8

Total current assets	2,475.9	2,227.8

Unconsolidated investments - noncurrent	108.6	132.4
Fixed assets related to consolidated investments - net	130.8	195.6
Other fixed assets - net	57.3	63.4
Deferred income taxes	199.7	184.8
Other noncurrent assets	71.8	59.7
Goodwill - net	224.1	219.0
Amortizable intangible assets - net	176.2	155.2

Total assets	$3,444.4	$3,237.9

Premiums payable to insurance and reinsurance companies	$2,065.2	$1,838.9
Accrued compensation and other accrued liabilities	298.3	253.4
Unearned fees	49.2	35.0
Income taxes payable	22.8	24.8
Other current liabilities	21.0	18.6
Corporate related borrowings	—	—
Investment related borrowings - current	35.3	41.4

Total current liabilities	2,491.8	2,212.1

Investment related borrowings - noncurrent	81.7	140.0
Other noncurrent liabilities	128.0	124.8

Total liabilities	2,701.5	2,476.9

Stockholders’ equity:
Common stock - issued and outstanding 94.6 shares in 2005 and 92.1 shares in 2004	94.6	92.1
Capital in excess of par value	206.1	146.4
Retained earnings	464.2	539.0
Unearned deferred compensation	(15.8)	(12.2)
Unearned restricted stock	(6.0)	(4.3)
Accumulated other comprehensive earnings (loss)	(0.2)	—

Total stockholders’ equity	742.9	761.0

Total liabilities and stockholders’ equity	$3,444.4	$3,237.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Six-month period ended June 30,
	2005	2004
Cash flows from operating activities:
Earnings (loss) from continuing operations	$(29.4)	$85.6
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Net gain on investments and other	(3.7)	(4.6)
Depreciation and amortization	28.1	25.3
Amortization of deferred compensation and restricted stock	4.1	4.8
Stock-based compensation expense	4.2	2.5
Increase in restricted cash	(41.2)	(40.9)
Increase in premiums receivable	(155.1)	(128.7)
Increase in premiums payable	218.9	172.9
Decrease in trading securities - net	—	5.8
Decrease in other current assets	21.9	24.3
Increase in accrued compensation and other accrued liabilities	44.3	5.2
Net change in fees receivable/unearned fees	11.5	(6.3)
Net change in income taxes payable	(1.9)	(2.4)
Tax benefit from issuance of common stock	8.2	13.1
Net change in deferred income taxes	(59.0)	(19.3)
Other	7.6	4.2

Net cash provided by operating activities of continuing operations	58.5	141.5
Earnings (loss) from discontinued operations	7.2	(0.6)
Net gain on sales of discontinued operations	(11.8)	—

Net cash provided by operating activities	53.9	140.9

Cash flows from investing activities:
Net additions to fixed assets	(11.2)	(11.6)
Cash paid for acquisitions, net of cash acquired	(20.7)	(35.5)
Proceeds from sales of discontinued operations	28.5	—
Other	2.0	3.3

Net cash used by investing activities	(1.4)	(43.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	17.3	20.6
Repurchases of common stock	(1.7)	(18.3)
Dividends paid	(49.1)	(38.8)
Borrowings on line of credit facilities	1.8	6.6
Repayments of long-term debt	(2.3)	(2.5)

Net cash used by financing activities	(34.0)	(32.4)

Net increase in cash and cash equivalents	18.5	64.7
Cash and cash equivalents at beginning of period	224.6	193.6

Cash and cash equivalents at end of period	$243.1	$258.3

Supplemental disclosures of cash flow information:
Interest paid	$6.8	$5.1
Income taxes paid	17.4	28.5

See notes to consolidated financial statements.

Notes to June 30, 2005 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 110 countries globally through a network of correspondent brokers and consultants.

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

2. Effect of New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, which, as discussed in Note 8 to the consolidated financial statements, Gallagher adopted on a prospective basis in fourth quarter 2003. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition for years prior to January 1, 2003. SFAS 123(R) is effective for public companies at the beginning of the next fiscal year beginning after June 15, 2005. Thus, Gallagher must adopt SFAS 123(R) no later than January 1, 2006.

SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. The modified-prospective method is similar to the modified-prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of SFAS No. 123.” Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

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

SFAS 123(R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Gallagher cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The amount of operating cash flows recognized in prior periods for such excess tax deductions was $8.2 million and $13.1 million for the six-month periods ended June 30, 2005 and 2004, respectively.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					June 30, 2005
	June 30, 2005		December 31, 2004		LOCs & Financial Guarantees	Funding Commitments
	Current	Noncurrent	Current	Noncurrent
Unconsolidated Investments:
Direct and indirect investments in Asset Alliance Corporation (AAC)	$0.3	$46.2	$0.8	$46.7	$—	$—
Low income housing (LIH) developments:
Bridge loans	3.9	—	5.2	—	—	—
Partnership interests	—	1.2	—	1.5	—	—
LIH Developer	—	8.9	—	9.2	—	—
Alternative energy investments:
Owned partnership interests	1.2	19.1	0.9	19.1	4.4	3.0
Biogas project	—	—	—	14.7	—	—
Partnership interest installment sales	22.2	9.7	18.6	12.9	—	—
Bermuda insurance investments	—	16.7	—	20.4	6.7	—
Real estate, venture capital and other investments	0.4	6.8	0.5	7.9	—	2.0

Total unconsolidated investments	28.0	108.6	26.0	132.4	11.1	5.0
Non-recourse borrowings - Biogas project	—	—	(0.2)	(13.8)	—	—

Net unconsolidated investments	$28.0	$108.6	$25.8	$118.6	$11.1	$5.0

Asset Alliance Corporation - Through various debt, preferred stock and common stock investments Gallagher effectively owns 25% of AAC, a holding company that owns up to 50% of 14 private investment management firms (the Firms). The Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $3.4 billion at June 30, 2005. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

During fourth quarter 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio due to various legal, contractual and business issues. As a result, AAC wrote down its investment and, correspondingly, Gallagher recorded a $3.0 million pretax charge to reflect its proportional loss. In first quarter 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. In first quarter 2004, this lawsuit was dismissed by the judge without prejudice and the case was subsequently refiled in second quarter 2004. AAC’s motion to dismiss the lawsuit against AAC was recently granted in part and denied in part. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact on Gallagher’s investment value.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry interest rates ranging from 4.00% to 4.75% at June 30, 2005. The loans are generally outstanding for 12 to 36 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At June 30, 2005, Gallagher owned a limited partnership interest in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Eleven of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At June 30, 2005, total assets and total debt of these developments was approximately $67.0 million and $52.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.2 million at June 30, 2005, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 27% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. It has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 85% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At June 30, 2005, the LIH Developer had total assets of approximately $25.0 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $8.9 million at June 30, 2005, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six Biomass limited partnerships and five Syn/Coal limited partnerships or limited liability companies which generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At June 30, 2005, two of the Syn/Coal limited partnerships are consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments are carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

At June 30, 2005, Gallagher had an LOC and a funding commitment outstanding totaling $7.4 million related to the reclamation of a Syn/Coal property and a sulphur reduction binder venture.

Biogas Projects During first quarter 2003, Gallagher exited from the majority of its investment positions in various venture capital, developmental-stage enterprises and turn-arounds and recorded write-offs related to these investments. Since then, Gallagher has pursued recoveries where appropriate. As part of these recovery efforts, during first and second quarters 2004, one of Gallagher’s partially owned Biogas projects (Biogas Project), which was being managed by a turn-around enterprise, was a party in a series of transactions to establish a publicly traded Canadian income trust, which partially funded the Biogas Project. In connection therewith, Gallagher (i) recognized a $2.0 million non-cash gain in first quarter 2004 due to the reversal of a non-cash loss contingency reserve established in first quarter 2003, (ii) received $5.0 million in cash in second quarter 2004 in full repayment of a note receivable from the turn-around enterprise, (iii) recognized a $1.0 million gain in second quarter 2004 when it received cash as payment for accrued interest income related to the note discussed in (ii) above that was written-off in first quarter 2003, and (iv) recognized $0.4 million of interest income in second quarter 2004 when it received cash for the remaining interest due on the note discussed in (ii) above. To finalize the above transactions, during second quarter 2004, Gallagher made an equity investment of $14.0 million in the Biogas Project to fund its operations and make capital improvements to increase Biogas production, which was funded by a $14.0 million non-recourse loan to Gallagher from the turn-around enterprise. Principal and interest payments were only required if, and when, cash distributions were made from the Biogas Project. There was a tri-party right to offset the distributions from the Biogas Project against the obligations under the loan between the Biogas Project, Gallagher and the turn-around enterprise, which made the loan non-recourse to Gallagher. GAAP thereby required the investment and related debt be presented gross in Gallagher’s consolidated balance sheet. The $14.0 million investment was accounted for using equity method accounting.

During second quarter 2005, Gallagher sold its partnership interest in the Biogas Project discussed above. As a result of this transaction, Gallagher recorded a loss of $0.5 million in first quarter 2005 and recorded a gain on the sale of $1.3 million in second quarter 2005. As a result of the sale, Gallagher’s investment in the Biogas Project as well as the related debt obligation to the turn-around enterprise have been removed from Gallagher’s June 30, 2005 consolidated balance sheet.

Five Biomass projects have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At June 30, 2005, total assets and total debt of these investments were approximately $7.0 million and $6.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.2 million at June 30, 2005, which equaled the net aggregate carrying value of its investments.

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

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Investment income - all other	$—	$35.0	$—	$60.9

Investment expenses	—	33.9	—	58.6
Depreciation	—	1.1	—	2.3

Total expenses	—	35.0	—	60.9

Earnings before income taxes	$—	$—	$—	$—

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

Biomass - As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At June 30, 2005 the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $13.7 million, net of the applicable income tax benefit. Gallagher did not record any liability in its June 30, 2005 consolidated balance sheet for these potential indemnifications.

Syn/Coal -As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and, subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its June 30, 2005 consolidated balance sheet for these potential indemnifications.

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

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at June 30, 2005 relating to the disallowance of the Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$193.2	$102.0
Installment sale proceeds subject to indemnification	210.4	43.1
Net carrying value of assets held at June 30, 2005	8.8	8.8

Total exposure	$412.4	$153.9

Bermuda Insurance Investments - These investments consist primarily of a $16.3 million equity investment (less than 2% ownership) in Allied World Assurance Holdings, Ltd (AWAH), which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment is carried at cost. On March 31, 2005, AWAH announced a distribution payable to shareholders of record as of April 1, 2005. Gallagher received $5.8 million in second quarter 2005 of which, $2.1 million was a dividend and $3.7 million was a return of capital. Gallagher’s percent ownership in AWAH did not change as a result of the return of capital. Accordingly, Gallagher’s carrying value of this investment was reduced to $16.3 million. On July 19, 2005, Gallagher sold its remaining interest in this investment for cash. No gain or loss resulted from this sale.

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

Real Estate, Venture Capital and Other Investments - At June 30, 2005, Gallagher had investments in five real estate ventures with a net carrying value of $2.7 million in the aggregate, the largest of which was $1.4 million. Gallagher also had investments in six venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $4.5 million, the largest of which was $3.5 million. Four of the eleven investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At June 30, 2005, total assets and total debt of these four investments were approximately $28.0 million and $34.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $1.3 million at June 30, 2005, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in four investment enterprises, which are consolidated into Gallagher’s consolidated financial statements: one real estate partnership, an airplane leasing limited liability company and two Syn/Coal facilities.

The real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. On May 19, 2004, Gallagher purchased a 98% equity interest in a Syn/Coal production facility that had previously been operated by Gallagher through a facility rental agreement. The purchase price was made with an $11.1 million seller financed note payable that is non-recourse to Gallagher. Principal and interest payments are only required when the facility is operating and generating Syn/Coal Credits. The other Syn/Coal investment represents Gallagher’s 99% equity interest in a Syn/Coal facility. Both of these investments are held by Gallagher to generate Syn/Coal Credits.

Prior to second quarter 2005, Gallagher had an 80% investment in a limited partnership that is developing an 11,000-acre community near Orlando, Florida (Florida Community Development). In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain on the sale of $12.6 million in second quarter 2005. Terms of the transaction provide that Gallagher continue to post a $12.6 million letter of credit to guarantee $12.4 million of bonds issued by the Florida Community Development. Gallagher is fully indemnified by an affiliate of the purchaser and in consideration for posting the LOC will receive cash compensation sufficient to cover its costs plus 1% of certain future cash flow residuals from the Florida Community Development. Accordingly, the consolidated balances of the Florida Community Development have been removed from Gallagher’s June 30, 2005 consolidated balance sheet. In Gallagher’s previously reported financial information, the Florida Community Development’s operating results were included in the Financial Services Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented. Note 5 to the consolidated financial statements for a discussion on discontinued operations.

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

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			June 30, 2005
	June 30, 2005	December 31, 2004	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$101.5	$101.3	$—	$—
Accumulated depreciation	(17.2)	(15.8)	—	—
Non-recourse borrowings - current	(0.9)	(0.9)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(72.7)	(73.1)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	3.8	2.8	—	—

Net investment	11.5	11.3	—	—

Florida Community Development:
Fixed assets	—	60.3	—	—
Accumulated depreciation	—	(0.7)	—	—
Non-recourse borrowings - current	—	(17.9)	—	—
Recourse borrowings - current	—	(17.0)	—	—
Non-recourse borrowings - noncurrent	—	(0.1)	—	—
Recourse borrowings - noncurrent	—	(12.4)	—	—
Net other consolidated assets and liabilities	—	(2.4)	12.6	—

Net investment	—	9.8	12.6	—

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(15.9)	(14.1)	—	—
Non-recourse borrowings - current	(31.3)	(2.6)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	—	(29.9)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.1)	—	—	—

Net investment	4.5	5.2	—	—

Syn/Coal partnerships:
Fixed assets	15.7	15.6	—	—
Accumulated depreciation	(5.1)	(2.8)	—	—
Non-recourse borrowings - current	(3.1)	(2.8)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(6.0)	(7.7)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(1.4)	1.6	—	—

Net investment	0.1	3.9	—	—

Total consolidated investments:
Fixed assets	169.0	229.0	—	—
Accumulated depreciation	(38.2)	(33.4)	—	—
Non-recourse borrowings - current	(35.3)	(24.2)	—	—
Recourse borrowings - current	—	(17.0)	—	—
Non-recourse borrowings - noncurrent	(78.7)	(110.8)	—	—
Recourse borrowings - noncurrent	(3.0)	(15.4)	—	—
Net other consolidated assets and liabilities	2.3	2.0	12.6	—

Net investment	$16.1	$30.2	$12.6	$—

As presented in the above table, three of the four remaining investment related enterprises have borrowings related to their assets. See Note 13 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At June 30, 2005, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$16.1
Recourse portion of debt	3.0
LOCs, financial guarantees and funding commitments	12.6

Maximum exposure	$31.7

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

4. Business Combinations

During the six-month period ended June 30, 2005, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payables
	(000s)
Horton Insurance Agency, Inc. (HIA) January 1, 2005	—	$—	$3.6	$0.4	$—	$4.0	$2.8
Marine Insurance Service, LLC (MIS) January 1, 2005	—	—	1.3	0.2	—	1.5	0.8
Chris Schroeder Insurance, Inc. (CSI) April 1, 2005	25	0.5	0.9	—	0.2	1.6	0.8
Alternative Market Specialists (AMS) May 1, 2005	36	0.5	4.0	—	0.5	5.0	2.6
WorkCare Northwest, Inc. (WCN) May 1, 2005	50	0.7	5.7	—	0.7	7.1	—
Belmont Associates Consultants, Inc. (BAC) June 1, 2005	149	3.6	0.8	—	0.5	4.9	1.6
Classic Insurance Services, Ltd. (CIS) June 1, 2005	189	4.8	—	—	0.5	5.3	2.7

	449	$10.1	$16.3	$0.6	$2.4	$29.4	$11.3

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as downward adjustments to goodwill when the escrows are settled. The earnout payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2005 related to acquisitions made by Gallagher in the period from 2002 to 2005 was $78.6 million.

During the six month period ended June 30, 2005, Gallagher issued 0.4 million shares of its common stock and paid $1.4 million in cash related to earnout obligations of five acquisitions made prior to 2005 and recorded additional goodwill of $12.2 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	HIA	MIS	CSI	AMS	WCN	BAC	CIS	Total
Current assets	$2.4	$1.8	$1.5	$1.8	$0.5	$—	$0.2	$8.2
Fixed assets	0.3	—	—	—	—	—	0.2	0.5
Goodwill	0.6	0.5	0.9	0.9	3.3	2.1	1.5	9.8
Expiration lists	2.7	0.9	1.2	3.6	3.5	2.6	3.2	17.7
Non-compete agreements	0.5	—	0.1	0.1	0.1	0.3	0.2	1.3

Total assets acquired	6.5	3.2	3.7	6.4	7.4	5.0	5.3	37.5
Current liabilities	2.5	1.7	2.1	1.4	0.3	0.1	—	8.1

Total liabilities assumed	2.5	1.7	2.1	1.4	0.3	0.1	—	8.1

Total net assets acquired	$4.0	$1.5	$1.6	$5.0	$7.1	$4.9	$5.3	$29.4

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $9.8 million, $17.7 million and $1.3 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 10 to 15 years and 5 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2005. Based on the results of an impairment review in 2004, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. Of the $17.7 million of expiration lists and $1.3 million of non-compete agreements related to the 2005 acquisitions, $3.2 million and $0.2 million, respectively, are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2005 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Total revenues	$372.8	$373.4	$723.7	$710.2
Earnings (loss) from continuing operations	44.3	46.6	(28.7)	86.8
Basic earnings (loss) from continuing operations per share	.47	.51	(.31)	.95
Diluted earnings (loss) from continuing operations per share	.46	.49	(.31)	.92

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at

January 1, 2004, nor is it necessarily indicative of future operating results. Annualized revenues of entities acquired in 2005 totaled approximately $22.0 million.

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

In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain on the sale of $12.6 million in second quarter 2005. In Gallagher’s previously reported financial information, the Florida Community Development’s operating results were included in the Financial Services Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented.

Assets and liabilities included in the accompanying December 31, 2004 consolidated balance sheet, related to the three discontinued operations are as follows (in millions):

Current assets	$5.8
Fixed assets - net	62.8
Goodwill - net	10.8
Amortizable intangible assets - net	3.7

Total assets	$83.1

Current liabilities	$3.8
Investment related borrowings	47.4
Noncurrent liabilities	0.5

Total liabilities	$51.7

Total revenues reclassed to discontinued operations for the six-month periods ended June 30, 2005 and 2004 were $11.0 million and $20.3 million, respectively.

6. Credit and Other Debt Agreements

Gallagher has an unsecured revolving credit agreement (Credit Agreement) with a group of ten financial institutions that provides for a revolving credit commitment of up to $250.0 million and the issuance of standby LOCs. The Credit Agreement expires on July 20, 2006. Effective March 4, 2005, Gallagher entered into an amendment of the Credit Agreement. The amendment changed the “No Material Adverse Change” and “Litigation and Other Controversies” representations in the Credit Agreement to exclude, from those representations, consideration of a judgment in the approximate amount of $175.0 million against Gallagher’s financial services subsidiary (the Utah Judgment) resulting from the previously reported jury verdict entered in favor of Headwaters Incorporated (Headwaters). The amendment also included a waiver of any existing or potential default or event of default under provisions of the Credit Agreement that limit the amount of unstayed or unsatisfied judgments that could exist against Gallagher and its subsidiaries, and a waiver of a financial covenant based on EBITDA, as defined in the Credit Agreement, to the extent that Gallagher is required to expense any amount of the Utah Judgment from its earnings.

The amendment also increased the LOC sub-facility included in the Credit Agreement from $75.0 million to $125.0 million in the aggregate. The issuance of such LOCs reduces the amount of net funds available for future borrowing under the Credit Agreement. At June 30, 2005, $32.2 million of LOCs (of which Gallagher has $7.0 million of liabilities recorded as of June 30, 2005) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 13 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at June 30, 2005. Accordingly, as of June 30, 2005, $217.8 million remained available for potential borrowings, of which $92.8 million may be in the form of additional LOCs. Interest rates on borrowings under the Credit Agreement are based on the prime commercial rate or LIBOR plus .575%, .800% or 1.000%, the determination of which is dependent on a financial leverage ratio maintained by Gallagher. The annual facility fee related to the Credit Agreement is either .125%, .150% or .200% of the used and unused portions, the determination of which is also dependent on a financial leverage ratio maintained by Gallagher.

The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2005.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	June 30, 2005	December 31, 2004
Corporate related borrowings:
Gallagher’s Credit Agreement: Periodic payments of interest and principal, prime or LIBOR plus up to 1.00%, expires July 2006	$—	$—
Investment related borrowings:
Mortgage loan on Gallagher’s home office: Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008, subject to prepayment provisions	76.6	77.0
Line of credit facility on Florida Community Development: Permits borrowings up to $17.0 million, quarterly interest-only payments, variable rate of LIBOR plus 2.00%, expires 2005	—	17.0
Line of credit facility on Florida Community Development: Permits borrowings up to $20.0 million, monthly interest-only payments, rate of prime plus 0.50%, expires 2005	—	17.7
Bonds payable on Florida Community Development: Monthly interest-only payments through 2010, variable rate based on commercial paper rate, balloon payment 2010	—	12.4
Equipment loans on Florida Community Development: Fixed monthly payments, fixed rates of 6.25% and 7.00%, expire 2005 and 2008	—	0.3
Loan on airplanes leased to French Postal Service: Monthly principal and interest payments, variable rate of LIBOR plus 1.62%, balloon payment 2006	31.3	32.5
Loan on investment in Biogas project: Monthly principal and interest payments, fixed rate of 15.00%, subject to prepayment provisions	—	14.0
Syn/Coal facility purchase note: Quarterly variable principal and interest payments, fixed rate of 7.00%	9.1	10.5

	$117.0	$181.4

See Note 13 for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations	$44.2	$46.3	$(29.4)	$85.6
Earnings (loss) from discontinued operations	7.6	(0.2)	7.2	(0.6)

Net earnings (loss)	$51.8	$46.1	$(22.2)	$85.0

Weighted average number of common shares outstanding	93.8	91.1	93.1	90.8
Dilutive effect of stock options using the treasury stock method	1.8	3.2	2.1	3.4

Weighted average number of common and common equivalent shares outstanding	95.6	94.3	95.2	94.2

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.47	$.51	$(.32)	$.94
Earnings from discontinued operations	.08	—	.08	—

Net earnings (loss)	$.55	$.51	$(.24)	$.94

Diluted net earnings per share
Earnings (loss) from continuing operations	$.46	$.49	$(.32)	$.90
Earnings from discontinued operations	.08	—	.08	—

Net earnings (loss)	$.54	$.49	$(.24)	$.90

The dilutive effect of stock options using the treasury stock method is not applicable for the six-month period ended June 30, 2005 due to the net loss reported. Options to purchase 6.3 million and 0.8 million shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 6.1 million and 0.6 million shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option-Based Compensation

In 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to SFAS 123 and SFAS 148. Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in APB 25, which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded prior to January 1, 2003. The change to the fair value method of accounting is being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made subsequent to January 1, 2003 through participation in Gallagher’s employee stock purchase plan. During the three-month periods ended June 30, 2005 and 2004, Gallagher recognized $2.0 million and $1.3 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan. During the six-month periods ended June 30, 2005 and 2004, Gallagher recognized $4.2 million and $2.5 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan.

At June 30, 2005, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all options granted prior to January 1, 2003, Gallagher continues to account for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) from continuing operations per share if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations, as reported	$44.2	$46.3	$(29.4)	$85.6
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.5	1.0	3.2	2.0
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(1.9)	(4.9)	(3.9)

Pro forma earnings (loss) from continuing operations	$43.3	$45.4	$(31.1)	$83.7

Basic earnings (loss) from continuing operations per share - pro forma	$.46	$.50	$(.33)	$.92
Diluted earnings (loss) from continuing operations per share - pro forma	.45	.48	(.33)	.88

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123 for all stock options granted prior to January 1, 2003, diluted earnings (loss) from continuing operations per share as reported for the three-month periods ended June 30, 2005 and 2004, would have been reduced by $.01 in each period. In addition, diluted earnings (loss) from continuing operations per share as reported for the six-month periods ended June 30, 2005 and 2004, would have been reduced by $.01 and $.02, respectively. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

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

In first quarter 2005 and 2004, Gallagher contributed $4.7 million and $4.6 million, respectively, to the plan through the issuance of 157,000 and 142,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as a contra equity amount. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2005 and 2004, $0.6 million and $0.4 million, respectively, was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2005 and 2004, $1.0 million and $0.7 million, respectively, was charged to compensation expense related to this plan

10. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As discussed in the paragraph below, 164,000 shares of restricted stock awards were granted under this plan during the six-month period ended June 30, 2005 (120,000 shares were issued in 2004 under the plan). Accordingly, as of June 30, 2005, 3.8 million shares are available for grant under this plan.

In first quarter 2005 and 2004, Gallagher granted 124,000 and 65,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $3.7 million and $2.1 million, respectively, at the date of grant. The majority of the 2005 and 2004 restricted stock awards vest over a two-year period (21,000 and 19,000 shares of the 2005 and 2004 grants, respectively, vest over a one-year period and 50,000 of the 2005 grants vest over a three-year period at the rate of 33 1/3% per year beginning on March 31, 2006), primarily at the rate of 50% per year beginning on March 31, 2006 and 2005, respectively. In second quarter 2005, Gallagher granted 40,000 shares of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $1.1 million at the date of grant, all of which vest over a three-year period at the rate of 33 1/3% per year beginning on June 21, 2006.

Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants does not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2005 and 2004, $0.8 million and $2.3 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2005. During the six-month periods ended June 30, 2005 and 2004, $3.1 million and $4.1 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2005.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of first day of the quarterly offering period of each calendar year). Effective as of the end of first and second quarter 2005, Gallagher issued 0.1 million and 0.1 million shares, respectively, of common stock to employees who participated in the ESPP during those quarters at an aggregate purchase price of $3.0 million, or $24.48 per share, and $2.2 million, or $23.06 per share, respectively. Effective as of the end of first and second quarter 2004, Gallagher issued 0.1 million and 0.1 million shares, respectively, of common stock to employees who participated in the ESPP during those quarters at an aggregate purchase price of $2.7 million, or $27.16 per share, and $2.1 million, or $25.88 per share, respectively. Currently, there are 3.3 million shares reserved for future issuance. During the three-month periods ended June 30, 2005 and 2004, $0.4 million, in each period, was charged to compensation expense related to the common stock issued under the ESPP. During the six-month periods ended June 30, 2005 and 2004, $0.9 million, in each period, was charged to compensation expense related to the common stock issued under the ESPP.

12. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employers’ Accounting for Pensions.” The difference between the present value of the pension benefit obligation at the date of adoption of SFAS 87 and the fair value of plan assets at that date is being amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. In second quarter 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all employees, effective on July 1, 2005, which resulted in Gallagher recognizing a curtailment gain of $10.0 million.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Service cost - benefits earned during the year	$5.4	$4.3	$10.8	$8.6
Interest cost on benefit obligation	3.0	2.5	5.9	5.0
Expected return on plan assets	(2.9)	(2.6)	(5.8)	(5.2)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net actuarial loss	0.3	0.1	0.6	0.2
Amortization of transition obligation	—	—	—	—
Curtailment gain	(10.0)	—	(10.0)	—

Net periodic benefit cost (income)	$(4.1)	$4.4	$1.7	$8.8

Gallagher expects to contribute between $4.5 million and $18.0 million to the plan in 2005, subject to the maximum tax deductible contribution that is allowed under the IRC. During the six-month periods ended June 30, 2005 and 2004, Gallagher contributed $4.5 million and $2.0 million, respectively, to the plan.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after July 1, 2004 and supersedes FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides drug benefits to make a one-time election to defer accounting for the effects of the Act. In accordance with FSP 106-1, Gallagher elected to defer accounting for the effects of the Act and as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements do not reflect the effects of the Act.

The transition method outlined in FSP 106-2 requires for public companies to conclude whether the enactment of the Act was a “significant event” pursuant to FASB Statement 106. If the enactment of the Act was not a significant event, its effects should be incorporated at the next measurement date pursuant to FASB Statement 106 following the first interim or annual period beginning after July 1, 2004. In second quarter 2005, Gallagher determined that the prescription drug benefit provided to plan participants is the actuarial equivalent to Medicare Part D and that the effect of the Act will not be material to its consolidated financial statements. Gallagher will adopt the provisions of FSP 106-2 at the Plan’s next measurement date, which will occur in 2005.

13. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at June 30, 2005 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Investment related borrowings:
Home office mortgage loan	0.5	0.9	1.1	74.1	—	—	76.6
Airplane leasing company debt	1.4	29.9	—	—	—	—	31.3
Syn/Coal facility purchase note	1.4	3.3	3.5	0.9	—	—	9.1

Total debt obligations	3.3	34.1	4.6	75.0	—	—	117.0
Operating lease obligations	26.1	48.2	41.9	35.2	27.8	63.8	243.0
Net Syn/Coal purchase commitments	2.7	3.4	3.0	—	—	—	9.1
Outstanding purchase obligations	5.3	—	—	—	—	—	5.3

Total contractual obligations	$37.4	$85.7	$49.5	$110.2	$27.8	$63.8	$374.4

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $250.0 million Credit Agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At June 30, 2005, $32.2 million of LOCs (of which Gallagher has $7.0 million of liabilities recorded as of June 30, 2005) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 3. There were no borrowings outstanding under the Credit Agreement at June 30, 2005. Accordingly, as of June 30, 2005, $217.8 million remained available for potential borrowings, of which $92.8 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 6 to the consolidated financial statements, at June 30, 2005, the accompanying balance sheet includes $117.0 million of borrowings related to Gallagher’s investment related enterprises of which $3.0 million is recourse to Gallagher. These borrowings are partially secured by the underlying assets of the investment enterprises and support their operations.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of June 30, 2005. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2005 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2005	2006	2007	2008	2009	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$12.6	$12.6
Financial guarantees	—	—	—	—	—	—	—
Funding commitments	3.0	—	2.0	—	—	—	5.0

	3.0	—	2.0	—	—	12.6	17.6
Operations related:
Letters of credit	—	—	—	—	—	1.5	1.5

Total commitments	$3.0	$—	$2.0	$—	$—	$14.1	$19.1

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

During the period from January 1, 2002 to June 30, 2005, Gallagher acquired 50 companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2005 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2005 related to acquisitions made by Gallagher in the period from 2002 to 2005 was $78.6 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at June 30, 2005 and December 31, 2004. The June 30, 2005 and December 31, 2004 balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at June 30, 2005, Gallagher has posted an LOC of $5.5 million related to Gallagher’s self-insurance deductibles, of which it has a recorded liability of $4.0 million.

Litigation - Gallagher is engaged in various legal actions incident to the nature of its business.

Private parties have filed civil litigation against Gallagher under a variety of legal theories relating, among other things, to broker compensation practices. As previously reported, Gallagher is a defendant in a purported class action (Village of Orland Hills v. Arthur J. Gallagher & Co., Case No. 00 CH 13855, pending in the Circuit Court of Cook County, Illinois), which challenges the propriety of alleged “undisclosed contingent commissions” paid pursuant to certain compensation arrangements between Gallagher and various insurance carriers. This action was terminated when Gallagher’s motion for summary judgment was granted in early 2002 but was reinstated in September 2003 when such ruling was overturned by an intermediate appeals court.

In addition, on October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. against the ten largest U.S. insurance brokers and four of the largest commercial insurers (OptiCare Health Systems Inc. v. Marsh & McLennan Companies, Inc., et al., Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” Since fourth quarter 2004, six other similar purported class actions have been filed in the U.S. District Court for the Northern District of Illinois and the District Court of New Jersey, alleging claims based on allegations that are similar to those alleged by the plaintiff in the OptiCare litigation. Additional cases filed in Seminole County, Florida and Essex County, Massachusetts have been removed to federal court by co-defendants. These cases have been, or likely will be, included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey.

On December 15, 2004, a shareholder derivative action was filed against Gallagher’s directors and certain officers in the U.S. District Court for the Northern District Court of Illinois (Fener v. Robert E. Gallagher, et al., Case No. 040 8093). This derivative action alleges that such directors and officers violated various state laws, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, by purportedly causing Gallagher to engage in fraudulent insurance placement practices and to violate federal securities laws by disseminating false and misleading statements concerning Gallagher’s financial results and operations. Gallagher and its counsel have filed a motion to dismiss this case.

Gallagher, and its subsidiary, Gallagher Healthcare Insurance Services, Inc., are defendants in two lawsuits filed in 2004 and 2005, pending in state court in Champaign County, Illinois. Claims for professional negligence are alleged in the 2004 lawsuit and claims of breach for fiduciary duty are alleged in the 2005 lawsuit. Claims for breach of fiduciary duty in the 2004 lawsuit were dismissed with prejudice on July 1, 2005. As a result, only Gallagher Healthcare Insurance Services, Inc. is a defendant in the 2004 lawsuit.

Gallagher is also a defendant in a lawsuit filed in the fall of 2004, which is pending in Madison County, Illinois. That complaint asserts causes of action for breach of fiduciary duty and alleged violations of the Illinois Consumer Fraud Act.

Gallagher believes it has meritorious defenses in all of these cases and intends to defend itself vigorously. However, neither the outcomes of these cases nor their effect upon Gallagher’s business, financial condition or results of operations can be predicted at this time.

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

On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies. A copy of the AVC was previously disclosed as an exhibit to Gallagher’s Current Report on Form 8-K dated May 18, 2005.

The material terms of the AVC are as follows:

On or before January 16, 2006, Gallagher shall pay $27.0 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty.

The Fund, plus interest, will be used to compensate Gallagher’s eligible policyholder clients according to procedures set out in the AVC. No amount paid to the Fund will be returned to Gallagher under any circumstances.

On or before August 31, 2005, Gallagher will calculate, in accordance with a formula approved by the IL State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those retail policyholders who retained Gallagher’s U.S. offices to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2002 and December 31, 2004 (the Relevant Period) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Gallagher during the Relevant Period (the Eligible Policyholders).

On or before October 1, 2005, Gallagher must send a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a Participating Policyholder). Participating Policyholders must tender a release of claims against Gallagher arising from acts, omissions, transactions or conduct that are the subject of the investigations by the IL State Agencies.

On March 31, 2006, each Participating Policyholder shall receive from the Fund as much of that Participating Policyholder’s aggregate share of the Fund as possible with the monies then available in the Fund.

In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by December 31, 2005 (a Non-Participating Policyholder), that client’s allocated share may be used by Gallagher to satisfy any pending or other claims asserted by clients relating to the matters covered by the AVC. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share. If any funds remain in the Fund as of December 31, 2007 such funds shall be distributed pro rata to the Participating Policyholders with the approval of the IL State Agencies. In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

No later than December 31, 2005, Gallagher shall commence the implementation, to the extent not already undertaken, of certain business reforms, including the following:

•	With respect to retail brokerage agency, producing, consulting or other services, to accept only a specific fee to be paid by the client, a specific percentage commission on premium to be paid by an insurer set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

•	To fully disclose in plain, unambiguous written language, commissions and fees in either dollars or percentage amounts.

•	Not to accept any other material ($500 or more) compensation or consideration from an insurer other than as stated above, including contingent compensation and any compensation or preference in connection with the selection of insurers from which to solicit bids for clients.

•	To disclose to each retail client, at least annually, all compensation received during the preceding year from any insurer or third party in connection with the client’s policy.

•	To establish a Compliance Committee of Gallagher’s Board of Directors.

•	To maintain a record of all complaints regarding compensation from any insurer, and provide such record to the Compliance Committee.

•	To file annual reports with the IL State Agencies for three years.

Although the investigation uncovered no evidence of Gallagher having engaged in the practices listed below, Gallagher also agreed:

•	Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurers’ best evaluation at the time, of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

•	Not to request or accept from any insurer any promise or commitment for the use of Gallagher’ services, including reinsurance brokerage, agency or producing services, conditioned upon any arrangement to provide preferential treatment for any insurer.

•	Not to place, renew or service a client’s business through a wholesale broker unless agreed to by the client after full disclosure of all the compensation to be received, any interest or contractual agreements Gallagher may have in the wholesale broker, and any alternative to using the wholesale broker.

Gallagher shall not, directly or indirectly, seek or accept indemnification pursuant to any insurance policy with respect to any amounts payable under the AVC.

In first quarter 2005, Gallagher recorded a pretax charge of $35.0 million ($21.0 million after tax) representing its current best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred, and unpaid as of June 30, 2005, or to be incurred to resolve these matters.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2005, Gallagher began to retain the first $5.0 million of each and every E&O claim. Prior to June 1, 2005, Gallagher retained the first $2.5 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $155.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques which rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the June 30, 2005 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the actuarial range by $7.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Brokerage
Total revenues	$246.8	$223.3	$472.1	$425.8

Earnings from continuing operations before income taxes	$43.5	$44.2	$35.0	$77.7

Identifiable assets at June 30, 2005 and 2004			$2,571.3	$2,359.0

Risk Management
Total revenues	$89.6	$86.0	$181.2	$167.4

Earnings from continuing operations before income taxes	$18.5	$14.0	$35.7	$26.4

Identifiable assets at June 30, 2005 and 2004			$261.8	$234.1

Financial Services
Total revenues	$34.7	$59.4	$64.6	$106.9

Earnings (loss) from continuing operations before income taxes	$(4.6)	$(0.3)	$(138.0)	$3.1

Identifiable assets at June 30, 2005 and 2004			$611.3	$625.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2005 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of Gallagher’s management.

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

July 28, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional, governmental and personal accounts throughout the U.S. and abroad. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, tax advantaged and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in more than 110 countries globally through a network of correspondent brokers and consultants.

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

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the largest insurance loss ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity led to an acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by Carriers have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Following September 11th, the increased premium rates charged by Carriers had a positive impact on Gallagher’s 2002 and 2003 operating results. The magnitude of rate increases began to moderate in 2003 and softening market conditions continued into 2004. In 2005, the insurance industry is experiencing a soft market. A market survey conducted by the Council of Insurance Agents & Brokers (CIAB) indicated that the average premium for commercial accounts declined 9.4% in first quarter 2005 compared to fourth quarter 2004. The same market survey conducted by the CIAB in second quarter 2005 indicated that premium rates for commercial accounts continued to decline during the quarter. According to the survey, the average premium for commercial accounts declined 9.7% in second quarter 2005 compared to first quarter 2004, with medium and large accounts experiencing higher reductions. Most lines of commercial insurance were experiencing these types of decreases in premium rates. Some of Gallagher’s clients are beginning to take advantage of lower premium pricing and are purchasing additional insurance coverage, which partially offsets the impact of rate decreases. Gallagher is unable to predict with a high degree of certainty, future rate and volume movement. However, with the industry apparently operating in a soft market, the effect of this trend may have a negative impact on Gallagher’s brokerage revenues.

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

Contingent Commissions and Other Industry Developments

The insurance industry has come under a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements and other matters. The Attorney General of the State of New York (the New York AG) issued subpoenas to various insurance brokerages and Carriers beginning in April 2004. The investigation by the New York AG, among other things, led to its filing a complaint on October 14, 2004 against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. In light of these allegations, Marsh announced on October 15, 2004 that it was suspending its use of contingent commission agreements. On October 26, 2004, Marsh announced that it would permanently eliminate the practice of receiving any form of contingent compensation from Carriers. Within the week following Marsh’s initial announcement, two other large insurance brokerage companies, Willis Group and Aon Corporation, each announced that it would discontinue contingent commission agreements and unwind such arrangements by the end of 2004. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commission agreements as a retail broker effective January 1, 2005. Accordingly, it is expected that Gallagher’s future contingent commission revenues will be substantially reduced.

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

On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies. The AVC requires Gallagher to pay $27.0 million into a fund to be distributed to certain eligible policyholder clients. In addition, the AVC requires

Gallagher to implement, to the extent not already undertaken, certain business reforms, including agreeing not to accept contingent compensation as defined in the AVC. See Note 13 to the consolidated financial statements for a discussion of the material terms of the AVC.

In first quarter 2004, the New York State Insurance Department commenced an investigation and issued requests to various brokers and Carriers for information, including one of Gallagher’s New York brokerage subsidiaries, concerning such arrangements. In addition to the IL State Agencies, twenty-one other State Attorneys General and other state departments of insurance have also issued subpoenas to Gallagher or initiated investigations relating to Gallagher concerning contingent commissions and other business practices. Gallagher is fully cooperating with each of these investigations. Subject to further questions or requests from the state or regulatory agencies, Gallagher has responded to all but one of these agencies and is in the process of responding to the remaining recently received subpoena. On December 2, 2004, Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, received a subpoena from the New York AG requesting information in connection with an investigation it is conducting. The subpoena did not seek information concerning Gallagher’s insurance brokerage operations. In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has adopted model legislation to implement new disclosure requirements related to broker compensation arrangements.

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

Gallagher is also a defendant in thirteen lawsuits brought by private litigants which relate to these practices. Nine of these lawsuits have been, or likely will be, included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey. Gallagher cannot predict the outcome of these investigations, regulatory proceedings, and lawsuits, nor their effect upon Gallagher’s business, financial condition or results of operations.

In first quarter 2005, Gallagher recorded a pretax charge of $35.0 million ($21.0 million after tax) representing its current best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred, and unpaid as of June 30, 2005, or to be incurred to resolve these matters.

Gallagher’s contingent commissions for the six-month periods ended June 30, 2005 and 2004 were $31.0 million in and $28.7 million, respectively. The contingent commissions recognized in 2005 by Gallagher relate to contingent commission agreements in force during 2004, but received in 2005. The amount of contingent commission revenue for the six-month periods ended June 30, 2005 and 2004 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements, aggregated to $26.1 million and $23.7 million, respectively. Below is a table that shows revenues recognized in 2004 related to 2003 retail contingent commission contracts and in 2005 related to 2004 retail contingent commission contracts. The increase in contingent commissions in 2005 resulted from brokers acquired in 2004.

	1st Q	2nd Q	3rd Q	4th Q
2004	$15.9	$7.8	$1.9	$8.2
2005	16.7	9.4

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2005. Based on the results of an impairment review in 2004, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations and Dispositions

See Notes 4 and 5 to the consolidated financial statements for a discussion on the 2005 business combinations and dispositions, respectively. In addition, see Note 3 to the consolidated financial statements for a discussion on the disposition of its consolidated investments.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2005	2004		2005	2004
Commissions	$201.1	$185.3	9%	$393.6	$358.2	10%
Fees	40.9	35.1	17%	70.3	62.2	13%
Investment income - fiduciary	4.8	2.9	66%	8.2	5.4	52%

Total revenues	246.8	223.3	11%	472.1	425.8	11%

Compensation	140.7	128.1	10%	282.5	249.0	13%
Operating	53.7	42.1	28%	102.1	84.2	21%
Depreciation	3.7	3.2	16%	7.1	6.3	13%
Amortization	5.2	5.7	(9)%	10.4	8.6	21%
Litigation and contingent commission related matters	—	—	NMF	35.0	—	NMF

Total expenses	203.3	179.1	14%	437.1	348.1	26%

Earnings from continuing operations before income taxes	43.5	44.2	(2)%	35.0	77.7	NMF
Provision for income taxes	10.0	8.9	12%	2.1	15.7	NMF

Earnings from continuing operations	$33.5	$35.3	(5)%	$32.9	$62.0	NMF

Growth - revenues	11%	11%		11%	10%
Organic growth in commissions and fees	1%	4%		1%	2%
Growth - pretax earnings	(2)%	15%		NMF	19%
Compensation expense ratio	57%	57%		60%	58%
Operating expense ratio	22%	19%		22%	20%
Pretax profit margin before litigation related matters	18%	20%		15%	18%
Effective tax rate	23%	20%		NMF	20%
Identifiable assets at June 30, 2005 and 2004				$2,571.3	$2,359.0

The increase in commissions and fees for the six-month period ended June 30, 2005 was principally due to revenues associated with acquisitions that were made in the last 12 months ($37.7 million). Also contributing to the increase in commissions in 2005 was new business production of $58.0 million and was offset by renewal rate decreases and lost business of $54.0 million. The increase in fees for the six-month period ended June 30, 2005 was principally due to new business production and renewal rate increases, which aggregated to $9.0 million, which was offset by lost business of $7.0 million. The organic growth in commission and fee revenues for the six-month periods ended June 30, 2005 and 2004 was 1% and 2%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $68.8 million in 2005 and $49.7 million in 2004.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, increased in 2005 compared to 2004 as short-term interest rates have increased and the amount of invested cash has continued to grow. However, short-term interest rates are still at historically low levels.

The increase in compensation expense in 2005 compared to 2004 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($22.7 million in the aggregate), compensation related to new hires in the retail operations ($4.2 million), new hires and one-time charges related to staffing changes made in Gallagher’s London and reinsurance operations ($8.2 million), an increase in pension costs ($3.3 million), the adverse impact of foreign currency translation ($0.8 million) and an increase in expense related to stock-based compensation ($1.2 million). These increases were partially offset by the defined benefit pension plan curtailment gain of $6.9 million that was recognized in second quarter 2005. The increase in employee headcount in 2005 primarily relates to the addition of employees associated with the acquisitions that were made in the last 12 months.

The increase in operating expenses in 2005 over 2004 was due primarily to increases in professional services fees ($3.8 million), an increase in rent and utility costs associated with leased office space and office expansion ($2.1 million), an increase in business insurance costs ($1.2 million) and the adverse impact of foreign currency translation ($2.3 million). The increase in professional fees is primarily related to legal fees and consulting fees for sourcing and other cost containment initiatives. Also contributing to the increase in operating expenses in 2005 were expenses associated with the acquisitions completed in the last 12 months.

Depreciation expense was relatively unchanged in 2005 compared to 2004. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and to acquisitions completed in the last 12 months.

The increase in amortization in 2005 was due primarily to amortization expense associated with acquisitions completed in the last 12 months. The decrease in amortization expense in second quarter 2005 was due to a $1.8 million write-off of amortizable assets in second quarter 2004 related to one of Gallagher’s 2001 acquisitions. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

Litigation and contingent commission related matters in 2005 represent a charge of $35.0 million ($21.0 million after tax) recorded by Gallagher in first quarter 2005 in connection with the AVC and currently outstanding investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices, as described more fully in Note 13 to the consolidated financial statements and “Management’s Discussion and Analysis – Contingent Commissions and Other Industry Developments”. This amount represents Gallagher’s best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred, and unpaid as of June 30, 2005, or to be incurred to resolve these matters. Legal costs incurred are associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2005	2004		2005	2004
Fees	$89.0	$85.6	4%	$180.0	$166.7	8%
Investment income - fiduciary	0.6	0.4	50%	1.2	0.7	71%

Total revenues	89.6	86.0	4%	181.2	167.4	8%

Compensation	48.4	46.3	5%	99.8	90.7	10%
Operating	20.4	23.6	(14)%	41.5	46.1	(10)%
Depreciation	2.2	2.0	10%	4.0	4.0	—
Amortization	0.1	0.1	—	0.2	0.2	—

Total expenses	71.1	72.0	(1)%	145.5	141.0	3%

Earnings from continuing operations before income taxes	18.5	14.0	32%	35.7	26.4	35%
Provision for income taxes	4.3	2.7	59%	8.3	5.0	66%

Earnings from continuing operations	$14.2	$11.3	26%	$27.4	$21.4	28%

Growth - revenues	4%	21%		8%	20%
Organic growth in fees	4%	21%		8%	20%
Growth - pretax earnings	32%	43%		35%	31%
Compensation expense ratio	54%	54%		55%	54%
Operating expense ratio	23%	27%		23%	28%
Pretax profit margin	21%	16%		20%	16%
Effective tax rate	23%	20%		23%	19%
Identifiable assets at June 30, 2005 and 2004				$261.8	$234.1

The increase in fees for the six-month period ended June 30, 2005 was due primarily to new business production, renewal rate increases and favorable retention rates on existing business, which aggregated to $19.0 million and was offset by lost business of $6.0 million. The organic growth in fee revenues for the six-month periods ended June 30, 2005 and 2004 was 8% and 20%, respectively. Historically, the Risk Management segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there is no material difference between GAAP revenues and organic revenues for this segment.

Investment income - fiduciary, which represents interest income earned on cash and cash equivalents, increased in 2005 compared to 2004 as short-term interest rates have increased and the amount of invested cash has continued to grow. However, short-term interest rates are still at historically low levels.

The increase in compensation expense in 2005 compared to 2004 was due to an increase in the average number of employees and increases in incentive compensation linked to Gallagher’s overall operating results ($9.2 million in the aggregate) and an increase in employee benefit expenses ($3.0 million). These increases were partially offset by the defined benefit pension plan curtailment gain of $3.1 million that was recognized in second quarter 2005. The increase in employee headcount relates to the hiring of additional staff to support claims activity related to new business generated.

The decrease in operating expenses in 2005 from 2004 was due primarily to the overall impact of sourcing and other cost containment initiatives implemented in the latter part of 2004 ($4.5 million) and to a decrease in professional services fees ($2.1 million) in 2005.

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

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of June 30, 2005 and December 31, 2004 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2005	2004		2005	2004
Investment income:
Trading securities	$—	$—	NMF	$—	$0.2	NMF
Asset Alliance Corporation (AAC) related investments	(0.8)	0.6	(233)%	0.1	3.0	(97)%
Low income housing investments	0.1	0.6	(83)%	0.1	1.6	(94)%
Alternative energy investments	15.6	12.6	24%	29.1	24.1	21%
Real estate, venture capital and other investments	0.1	(0.1)	200%	0.5	—	NMF
Consolidated investments	15.9	8.6	85%	31.1	12.5	149%
Impact of FIN 46 on consolidated investments	—	35.0	(100)%	—	60.9	(100)%

Total investment income	30.9	57.3	(46)%	60.9	102.3	(40)%
Investment gains	3.8	2.1	81%	3.7	4.6	(20)%

Total revenues	34.7	59.4	(42)%	64.6	106.9	(40)%

Investment expenses	33.2	20.1	65%	59.6	34.7	72%
Impact of FIN 46 on investment expenses	—	33.9	NMF	—	58.6	NMF
Interest	3.0	2.4	25%	5.6	4.3	30%
Depreciation	3.1	2.2	41%	6.4	3.9	64%
Impact of FIN 46 on depreciation	—	1.1	NMF	—	2.3	NMF
Litigation related matters	—	—	NMF	131.0	—	NMF

Total expenses	39.3	59.7	(34)%	202.6	103.8	95%

Earnings (loss) from continuing operations before income taxes	(4.6)	(0.3)	NMF	(138.0)	3.1	NMF
Provision (benefit) for income taxes	(1.1)	—	NMF	(48.3)	0.9	NMF

Earnings (loss) from continuing operations	$(3.5)	$(0.3)	NMF	$(89.7)	$2.2	NMF

Identifiable assets at June 30, 2005 and 2004				$611.3	$625.1

Investment income from trading securities decreased in 2005 compared to 2004 due to Gallagher liquidating its trading securities portfolio for cash during the latter part of 2003 and first quarter 2004.

Investment income from AAC related investments primarily represents income associated with Gallagher’s debt, preferred and common stock investments in AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the interest and dividend income on its debt and preferred stock investments as it is earned. The decrease in AAC related income in 2005 compared to 2004 was due to a decline in AAC’s operating results in 2005.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using equity method accounting and interest income from bridge loans made by Gallagher related to LIH developments. The decrease in LIH income in 2005 compared to 2004 was primarily due to the timing of project sale transactions of the LIH developer that generated equity income to Gallagher in 2004 and to a decrease in operating results in 2005.

Investment income from alternative energy investments primarily relates to installment gains from the sales of Gallagher’s interests in limited partnerships that operate Syn/Coal facilities. The increase in income from these investments in 2005 was due to higher Syn/Coal production at the facilities and to installment gains from 2004 limited partnership sales.

Income from real estate, venture capital and other investments principally relates to Gallagher’s portion of the earnings of these entities accounted for using equity method accounting. The increase in income from these investments in 2005 compared to 2004 is primarily due to a $0.5 million increase in earnings from one of the remaining investment funds.

Investment income from consolidated investments includes income related to Gallagher’s home office building, the airplane leasing company and two Syn/Coal facilities. Rental income of the home office building was $3.7 million and $3.1 million in 2005 and 2004, respectively. Total expenses associated with the home office building rental income, including interest and depreciation expense, were $3.5 million and $3.2 million in 2005 and 2004, respectively. In 2005 and 2004, rental income of the airplane leasing company was $2.0 million and $1.6 million, respectively, and total expenses associated with this income, including interest and depreciation expense, was $2.6 million and $2.4 million, respectively. In 2005 and 2004, income from the Syn/Coal facilities was $25.6 million and $7.7 million, respectively. Total expenses, including interest and depreciation expense, relating to this income were $47.7 million and $18.8 million in 2005 and 2004, respectively. Gallagher acquired its interest in one of these two facilities in second quarter 2004, which resulted in increased production in 2005 compared to 2004 and the increases in Syn/Coal related income and expenses.

Investment income from consolidated investments for 2004 was also impacted by the adoption of FIN 46. In 2003, Gallagher adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it had a 5% ownership interest at the time of consolidation. Prior to 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. Gallagher recognized both investment income and expenses of $60.9 million in 2004, related to the consolidation of the Syn/Coal partnership. During third quarter 2004, Gallagher sold a 4% ownership interest in this investment, which eliminated the requirement to consolidate the investment under the FIN 46 rules. This investment is now accounted for using equity method accounting.

Investment gains primarily include realized gains and losses that occurred in the respective years related to write-downs, dispositions and recoveries of venture capital investments, which included loans and equity holdings in start-up companies. During first quarter 2005, Gallagher realized a $0.6 million gain on the sale of a shopping center investment, recognized a $0.5 million loss from an investment related to the Biogas Project and realized a loss of $0.2 million as a result of the research and development costs of an investment in a sulphur reduction binder venture. During second quarter 2005, Gallagher recognized $3.8 million of gains, the primary components of which were a $2.1 million dividend from its investment in Allied World Assurance Holdings, Ltd and a $1.3 million gain on the sale of the Biogas Project. During the six-month period ended June 30, 2004, Gallagher recognized $4.6 million of net gains, the primary components of which were a $2.0 million gain on the reversal of a contingency loss reserve associated with the Biogas Project and a $1.0 million recovery of previously accrued interest income that was written off in 2003.

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

The increase in depreciation expense in 2005 compared to 2004 was due to Gallagher acquiring its interest in one of the two facilities in second quarter 2004, which resulted in increased depreciation expense in 2005 compared to 2004.

Litigation related matters in 2005 represent a charge of $131.0 million recorded by Gallagher in first quarter 2005. As previously reported on February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters Incorporated (Headwaters) in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million payable to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million payable on or before January 15, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007, which at full production, would be a maximum of $20.0 million of AJGFS’ estimated pre-royalty, pretax earnings of $40.0 million in total annually from these two facilities. Gallagher recorded a pretax charge to its first quarter 2005 earnings of $131.0 million ($84.2 million after tax) related to this settlement, including litigation, bonding and other costs. In connection with the Headwaters licensing agreement, Gallagher recorded $5.9 million of royalty expense in second quarter 2005 based on the Syn/Coal production volume for the quarter.

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

	Market Wellhead Price (1)		Phase-out Price (2)
Calendar Year			Starts At	Fully Phased Out At
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005 (estimated based on first 4 months 2005)	44.12	(3)	52.50	66.00

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices. This Market Wellhead Price has historically been approximately $3.50 to $4.00 below the commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange. For April 2005, Market Wellhead Price was $6.05 below the commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange.
(2)	Phase-out Prices for 2000 to 2004 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2005 until April 2006. The 2005 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.

(3)	This amount represents an estimated, four-month average of Market Wellhead Prices. The table below shows the published prices through April 2005 (latest month available).

January	$40.24
February	41.93
March	47.39
April	46.93

As indicated in the above table, oil prices are considerably higher in 2005 than 2004, but still below the estimated 2005 Phase-out Prices. Because oil prices were substantially below the 2004 estimated Phase-out Price, there was no phase-out for 2004. To trigger the start of a phase-out in 2005, management estimates that the Market Wellhead Price would need to average over $52.50 ($53.75 for 2006) for the entire calendar year and over $66.00 ($67.50 for 2006) to fully phase-out for 2005. As of July 25, 2005, the commonly reported price of crude oil (which has historically been about $3.50 to $4.00 above the Wellhead Price and was $6.05 above for April 2005) was $59.00. Gallagher estimates that the commonly reported crude oil price would need to average approximately $67.00 per barrel for the remainder of 2005 for any phase-out to begin and average approximately $93.00 per barrel for the remainder of 2005 for a complete phase-out. There can be no assurance that future oil prices will average under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2005, some or all of Gallagher’s IRC Section 29 operations could be curtailed.

The following table illustrates the impact on net earnings and net earnings per share as if Gallagher had curtailed all IRC Section 29-related operations as of January 1, 2004 for the three-month and six-month periods ended June 30, 2005 and 2004. This illustration is prepared for comparative purposes only and does not purport to be indicative of past or future operating results.

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
Pretax earnings (loss) from continuing operations, as reported	$57.4	$57.9	$(67.3)	$107.2
Pro forma pretax adjustment for IRC Section 29 operations	(3.5)	(3.0)	(3.8)	(5.2)

Pro forma pretax earnings (loss) from continuing operations	53.9	54.9	(71.1)	102.0
Pro forma income tax provision assuming a 40.0% effective rate	21.6	22.0	(28.4)	40.8

Pro forma earnings (loss) from continuing operations	$32.3	$32.9	$(42.7)	$61.2

Diluted earnings (loss) from continuing operations per share - pro forma	$.34	$.35	$(.46)	$.65

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

Gallagher’s ability to meet its future cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock substantially depends upon its ability to generate positive cash flows from its operating activities. Cash provided by operating activities was $53.9 million and $140.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in cash provided by operating activities in 2005 compared to 2004 is primarily due to the decrease in earnings from continuing operations. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at June 30, 2005, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $243.1 million and tangible net worth of $342.6 million. Gallagher has a $250.0 million unsecured revolving credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. Due to outstanding letters of credit, $217.8 million remained available for potential borrowings at June 30, 2005. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. As discussed in Note 6 to the consolidated financial statements, the Credit Agreement was amended effective March 8, 2005 to, among other things, amend various covenants. Gallagher was in compliance with these covenants at June 30, 2005.

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

Dividends - In the six-month period ended June 30, 2005, Gallagher declared $52.6 million in cash dividends on its common stock, or $.56 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On July 15, 2005, Gallagher paid a second quarter dividend of $.28 per common share to shareholders of record at June 30, 2005, a 12% increase over the second quarter dividend per share in 2004. If each quarterly dividend in 2005 is $.28 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2005 of approximately $12.0 million.

Capital Expenditures - Net capital expenditures were $11.2 million and $11.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. In 2005, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 0.6 million shares at a cost of $18.3 million during the six-month period ended June 30, 2004. Gallagher did not repurchase any shares under the plan during the six-month period ended June 30, 2005. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of June 30, 2005, Gallagher was authorized to repurchase approximately 3.8 million additional shares. On July 21, 2005, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time.

Acquisitions - Cash paid for acquisitions, net of cash acquired was $20.7 million and $35.5 million in the six-month periods ended June 30, 2005 and 2004, respectively. While stock is Gallagher’s preferred “currency” for acquisitions, cash in lieu of stock was used in order to complete the acquisitions in 2005. The increased use of cash for acquisitions correlates with the reduction in common stock repurchases in 2005. Gallagher completed seven acquisitions and ten acquisitions in the six-month periods ended June 30, 2005 and 2004, respectively.

Dispositions - In first quarter 2005, Gallagher entered into an agreement that sold all of the stock of GBA for cash of $9.2 million and a promissory note in the amount of $4.4 million. Gallagher recognized a pretax gain of $9.6 million in first quarter 2005. Also in first quarter 2005, Gallagher entered into an agreement that sold all of the stock of NiiS for cash of $4.8 million. Gallagher recognized a pretax loss of $10.4 million in first quarter 2005. In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain on the sale of $12.6 million. See Note 5 to the consolidated financial statements for an additional discussion on the 2005 business dispositions.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3 and 13 to the June 30, 2005 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3 and 13 to the June 30, 2005 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time to time in information provided to the Securities and Exchange Commission, press releases, its website, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2005 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2005 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2005.

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

At June 30, 2005, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2005 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2005 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $4.3 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk, Gallagher engaged a consultant in the latter part of 2004 to explore foreign currency hedging strategies. Based on the recommendations of the consultant, Gallagher did implement a foreign currency hedging strategy in 2005, the impact of which was not material to Gallagher’s consolidated financial statements for the six-month period ended June 30, 2005.

Item 4. Controls and Procedures

As of June 30, 2005, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of June 30, 2005.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six-months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2005	—	$—	—	3,772.0
May 1 to May 31, 2005	—	—	—	3,772.0
June 1 to June 30, 2005	—	—	—	3,772.0

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended since that date to authorize additional shares for repurchase. On July 22, 2004, Gallagher announced that the Board of Directors had authorized the repurchase of up to an additional 5.0 million shares under the plan. Under the provisions of the repurchase plan, as of June 30, 2005, Gallagher was authorized to repurchase approximately 3.8 million additional shares. On July 21, 2005, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 17, 2005, 87,728,064 shares of Gallagher’s Common Stock, or 94.52% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Gallagher elected Mr. Gary P. Coughlan and Mr. Elbert O. Hand as Class III Directors with terms expiring in 2008. Of the shares voted with respect to the election of Mr. Coughlan, 86,786,679 were voted in favor and 941,385 were withheld. Of the shares voted with respect to the election of Mr. Hand, 84,986,623 were voted in favor and 2,741,441 were withheld.

Continuing as Class I Directors with terms expiring in 2006 are Mr. J. Patrick Gallagher, Jr., Ms. Ilene S. Gordon, and Mr. James R. Wimmer. Continuing as Class II Directors with terms expiring in 2007 are Mr. T. Kimball Brooker, Mr. Robert E. Gallagher and Mr. David S. Johnson.

The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as Gallagher’s independent registered public accounting firm for the fiscal year ending December 31, 2005. Of the shares voted with respect to the ratification of Ernst & Young LLP, 86,645,322 were voted in favor, 1,022,977 were voted against and 59,764 were withheld.

The Stockholders of Gallagher also approved Gallagher’s Senior Management Incentive Plan. Of the shares voted with respect to the ratification of the Senior Management Incentive Plan, 71,310,704 were voted in favor, 4,106,465 were voted against and 946,265 were withheld.

The Stockholders of Gallagher did not approve the proposed 2005 Long-Term Incentive Plan. Of the shares voted with respect to the 2005 Long-Term Incentive Plan, 34,871,554 were voted in favor, 40,543,256 were voted against and 948,624 were withheld.

Item 6. Exhibits

10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 28, 2005	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2005

Exhibit Index

10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.