Form 10-Q
period 2005-09-30
GALLAGHER ARTHUR J & CO
filed 2005-10-27
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2005 was 95,200,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Commissions	$215.8	$197.2	$609.4	$555.4
Fees	137.2	127.4	387.5	356.3
Investment income - fiduciary funds	5.4	3.3	14.8	9.4
Investment income - all other	31.0	33.0	91.9	135.3
Investment gains	0.5	2.6	4.2	7.2

Total revenues	389.9	363.5	1,107.8	1,063.6

Compensation	202.0	178.8	584.3	518.5
Operating	75.7	67.6	219.3	197.9
Investment expenses	30.5	33.7	90.1	127.0
Interest	2.9	2.6	8.5	6.9
Depreciation	8.1	8.2	25.6	24.7
Amortization	5.1	4.1	15.7	12.9
Litigation and contingent commission related matters	—	—	166.0	—

Total expenses	324.3	295.0	1,109.5	887.9

Earnings (loss) from continuing operations before income taxes	65.6	68.5	(1.7)	175.7
Provision (benefit) for income taxes	15.1	13.8	(22.8)	35.4

Earnings from continuing operations	50.5	54.7	21.1	140.3

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(0.6)	0.2	(1.7)
Gain on disposal of operations	—	—	11.8	—
Provision (benefit) for income taxes	—	(0.3)	4.8	(0.8)

Earnings (loss) from discontinued operations	—	(0.3)	7.2	(0.9)

Net earnings	$50.5	$54.4	$28.3	$139.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$.53	$.59	$.22	$1.54
Earnings (loss) from discontinued operations	—	—	.08	(.01)

Net earnings	$.53	$.59	$.30	$1.53

Diluted net earnings (loss) per share:
Earnings from continuing operations	$.52	$.57	$.22	$1.49
Earnings (loss) from discontinued operations	—	—	.08	(.01)

Net earnings	$.52	$.57	$.30	$1.48

Dividends declared per common share	$.28	$.25	$.84	$.75

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
Cash and cash equivalents	$313.9	$224.6
Restricted cash	583.9	488.9
Unconsolidated investments - current	31.4	26.0
Premiums and fees receivable	1,328.6	1,355.5
Other current assets	162.0	132.8

Total current assets	2,419.8	2,227.8
Unconsolidated investments - noncurrent	89.9	132.4
Fixed assets related to consolidated investments - net	128.2	195.6
Other fixed assets - net	55.4	63.4
Deferred income taxes	209.4	184.8
Other noncurrent assets	75.8	59.7
Goodwill - net	237.1	219.0
Amortizable intangible assets - net	170.2	155.2

Total assets	$3,385.8	$3,237.9

Premiums payable to insurance and reinsurance companies	$1,948.4	$1,838.9
Accrued compensation and other accrued liabilities	307.7	253.4
Unearned fees	41.1	35.0
Income taxes payable	37.7	24.8
Other current liabilities	21.0	18.6
Corporate related borrowings	—	—
Investment related borrowings - current	34.7	41.4

Total current liabilities	2,390.6	2,212.1

Investment related borrowings - noncurrent	80.7	140.0
Other noncurrent liabilities	130.0	124.8

Total liabilities	2,601.3	2,476.9

Stockholders’ equity:
Common stock - issued and outstanding 95.2 shares in
2005 and 92.1 shares in 2004	95.2	92.1
Capital in excess of par value	221.7	146.4
Retained earnings	488.1	539.0
Unearned deferred compensation	(15.2)	(12.2)
Unearned restricted stock	(5.2)	(4.3)
Accumulated other comprehensive earnings (loss)	(0.1)	—

Total stockholders’ equity	784.5	761.0

Total liabilities and stockholders’ equity	$3,385.8	$3,237.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Nine-month period ended September 30,
	2005	2004
Cash flows from operating activities:
Earnings from continuing operations	$21.1	$140.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net gain on investments and other	(4.2)	(7.2)
Depreciation and amortization	41.3	37.6
Amortization of deferred compensation and restricted stock	5.6	7.3
Stock-based compensation expense	6.5	3.9
Increase in restricted cash	(95.1)	(50.7)
Decrease in premiums receivable	25.3	64.0
Increase (decrease) in premiums payable	102.2	(7.9)
Decrease in trading securities - net	—	5.9
Decrease in other current assets	21.8	33.0
Increase in accrued compensation and other accrued liabilities	53.5	17.7
Net change in fees receivable/unearned fees	9.0	(4.2)
Net change in income taxes payable	12.9	(5.0)
Tax benefit from issuance of common stock	8.8	16.1
Net change in deferred income taxes	(73.6)	(30.7)
Other	25.6	15.9

Net cash provided by operating activities of continuing operations	160.7	236.0
Earnings (loss) from discontinued operations	7.2	(0.9)
Net gain on sales of discontinued operations	(11.8)	—

Net cash provided by operating activities	156.1	235.1

Cash flows from investing activities:
Net additions to fixed assets	(14.4)	(22.2)
Cash paid for acquisitions, net of cash acquired	(23.6)	(45.6)
Proceeds from sales of discontinued operations	28.5	—
Other	1.2	4.0

Net cash used by investing activities	(8.3)	(63.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	21.3	26.5
Repurchases of common stock	(2.0)	(37.4)
Dividends paid	(75.6)	(61.8)
Borrowings on line of credit facilities	1.9	8.6
Repayments on line of credit facilities	(0.1)	—
Borrowings of long-term debt	0.1	—
Repayments of long-term debt	(4.1)	(3.5)

Net cash used by financing activities	(58.5)	(67.6)

Net increase in cash and cash equivalents	89.3	103.7
Cash and cash equivalents at beginning of period	224.6	193.6

Cash and cash equivalents at end of period	$313.9	$297.3

Supplemental disclosures of cash flow information:
Interest paid	$9.7	$8.3
Income taxes paid	31.3	51.5

See notes to consolidated financial statements.

Notes to September 30, 2005 Consolidated Financial Statements (Unaudited)

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

2. Effect of New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, which, as discussed in Note 8 to the consolidated financial statements, Gallagher adopted on a prospective basis in fourth quarter 2003. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values. Pro forma disclosure is no longer an alternative to financial statement recognition for years prior to January 1, 2003. SFAS 123(R) is effective for public companies at the beginning of the next fiscal year beginning after June 15, 2005. Thus, Gallagher must adopt SFAS 123(R) no later than January 1, 2006.

SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. The modified-prospective method is similar to the modified-prospective method described in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS 123.” Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Under the modified-retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Gallagher plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined what method it will use to account for share-based payments made to employees. Currently, Gallagher uses the fair-value-based method to account for all employee stock options granted subsequent to January 1, 2003. In addition, Gallagher uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R). Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because Gallagher adopted SFAS 123 using the prospective method, which applied only to awards granted, modified or settled after the adoption date, compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Thus, Gallagher will have to apply the provisions of SFAS 123(R) to all unvested awards granted prior to the adoption of SFAS 123 (prior to January 1, 2003) for recognition of share-based payments to employees. However, had Gallagher adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 8 to the consolidated financial statements.

SFAS 123(R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Gallagher cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The amount of operating cash flows recognized in prior periods for such excess tax deductions was $8.8 million and $16.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					September 30, 2005
	September 30, 2005		December 31, 2004		LOCs & Financial Guarantees	Funding Commitments
Unconsolidated Investments:	Current	Noncurrent	Current	Noncurrent
Direct and indirect investments in Asset
Alliance Corporation (AAC)	$0.6	$46.7	$0.8	$46.7	$—	$—

Low income housing (LIH) developments:
Bridge loans	5.6	—	5.2	—	—	—
Partnership interests	—	1.2	—	1.5	—	—
LIH Developer	—	8.8	—	9.2	—	—

Alternative energy investments:
Owned partnership interests	1.4	18.7	0.9	19.1	4.4	1.3
Biogas project	—	—	—	14.7	—	—
Partnership interest installment sales	22.1	8.1	18.6	12.9	—	—

Bermuda insurance investments	—	0.4	—	20.4	6.7	—

Real estate, venture capital and other investments	1.7	6.0	0.5	7.9	—	1.3

Total unconsolidated investments	31.4	89.9	26.0	132.4	11.1	2.6
Non-recourse borrowings - Biogas project	—	—	(0.2)	(13.8)	—	—

Net unconsolidated investments	$31.4	$89.9	$25.8	$118.6	$11.1	$2.6

Asset Alliance Corporation - Through various debt, preferred stock and common stock investments, Gallagher effectively owns 25% of AAC, a holding company that owns up to 50% of 13 private investment management firms (the Firms). The Firms manage domestic and international investment portfolios for corporations, pension funds and individuals, which totaled approximately $3.3 billion at September 30, 2005. AAC has a proportional interest in the Firms’ revenues that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

In 2002, one of the Firms, Beacon Hill Asset Management LLC (Beacon Hill), withdrew from managing its portfolio due to various legal, contractual and business issues. As a result, AAC wrote down its investment and, correspondingly, Gallagher recorded a $3.0 million pretax charge to reflect its proportional loss. In 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. In first quarter 2004, this lawsuit was dismissed by the judge without prejudice and the case was subsequently refiled in second quarter 2004. AAC’s motion to dismiss the lawsuit against AAC was recently granted in part and denied in part. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact on Gallagher’s investment value.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings under development and carry interest rates ranging from 4.00% to the prime rate at September 30, 2005. The loans are generally outstanding for 12 to 36 months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At September 30, 2005, Gallagher owned limited partnership interests in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Eleven of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At September 30, 2005, total assets and total debt of these developments were approximately $67.0 million and $52.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.2 million at September 30, 2005, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 27% ownership interest in the company that is the developer and/or syndicator of most of Gallagher’s LIH development investments. The LIH Developer has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 84% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At September 30, 2005, the LIH Developer had total assets of approximately $24.0 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $8.8 million at September 30, 2005, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. There are two types of such investments:

Owned Partnership Interests consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six Biomass limited partnerships and five Syn/Coal limited partnerships or limited liability companies that generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At September 30, 2005, two of the Syn/Coal limited partnerships are consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments are carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

In addition to the owned partnership interests discussed above, Gallagher had an LOC and a funding commitment outstanding at September 30, 2005 totaling $5.7 million related to the reclamation of a Syn/Coal property and a sulphur emissions reduction binder venture.

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

During second quarter 2005, Gallagher sold its partnership interest in the Biogas Project discussed above. As a result of this transaction, Gallagher recorded a loss of $0.5 million in first quarter 2005 and recorded a gain on the sale of $1.3 million in second quarter 2005. As a result of the sale, Gallagher’s investment in the Biogas Project as well as the related debt obligation to the turn-around enterprise have been removed from Gallagher’s September 30, 2005 consolidated balance sheet.

Five of the six Biomass projects have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At September 30, 2005, total assets and total debt of these investments were approximately $7.0 million and $6.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $2.2 million at September 30, 2005, which equaled the net aggregate carrying value of its investments.

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

The following is a summary of the amounts included in the consolidated statement of earnings for the consolidation of this partially owned entity (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Investment income - all other	$—	$9.0	$—	$69.9

Investment expenses	—	8.6	—	67.2
Depreciation	—	0.4	—	2.7

Total expenses	—	9.0	—	69.9

Earnings before income taxes	$—	$—	$—	$—

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

Biomass - As part of selling its interests in Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At September 30, 2005, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $14.2 million, net of the applicable income tax benefit. Gallagher did not record any liability in its September 30, 2005 consolidated balance sheet for these potential indemnifications.

Syn/Coal - As part of selling its interests in Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its September 30, 2005 consolidated balance sheet for these potential indemnifications.

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

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at September 30, 2005 relating to the disallowance of the Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$209.5	$115.7
Installment sale proceeds subject to indemnification	229.5	51.0
Net carrying value of assets held at September 30, 2005	7.7	7.7

Total exposure	$446.7	$174.4

Litigation related matters in 2005 represent a charge of $131.0 million recorded by Gallagher in first quarter 2005. As previously reported on February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters Incorporated (Headwaters) in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million payable to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million payable on or before January 15, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007, which at full production, would be a maximum of $20.0 million of AJGFS’ estimated pre-royalty, pretax earnings of $40.0 million in total annually from these two facilities. Gallagher recorded a pretax charge to its first quarter 2005 earnings of $131.0 million ($84.2 million after tax) related to this settlement, including litigation, bonding and other costs. In connection with the Headwaters licensing agreement, Gallagher recorded $5.9 million and $6.0 million of royalty expense in second and third quarters 2005, respectively, based on the Syn/Coal production volume for each quarter.

Bermuda Insurance Investments - Prior to July 19, 2005, Gallagher had an equity investment (less than 2% ownership) in Allied World Assurance Holdings, Ltd (AWAH), which is a Bermuda based insurance and reinsurance company founded in 2001 by American International Group, Inc., The Chubb Corporation and affiliates of Goldman, Sachs & Co. This investment was carried at cost. On March 31, 2005, AWAH announced a distribution payable to shareholders of record as of April 1, 2005. Gallagher received $5.8 million in second quarter 2005, of which $2.1 million was deemed a dividend and $3.7 million was a deemed return of capital. Gallagher’s percent ownership in AWAH did not change as a result of the return of capital. Accordingly, Gallagher’s carrying value of this investment was reduced to $16.3 million. On July 19, 2005, Gallagher sold its remaining interest in this investment for cash. No gain or loss resulted from this sale.

The investment balance as of September 30, 2005 of $0.4 million represented Gallagher’s equity investment in a rent-a-captive facility, formed in 1997 that Gallagher uses as a placement facility for certain of its insurance brokerage operations. Gallagher has posted $6.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Real Estate, Venture Capital and Other Investments - At September 30, 2005, Gallagher had investments in three real estate ventures with a net carrying value of $1.1 million in the aggregate, the largest of which was $0.9 million. Gallagher also had investments in five venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $6.6 million, the largest of which was $4.3 million. Three of the eight investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At September 30, 2005, total assets and total debt of these three investments were approximately $10.0 million and $26.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.3 million at September 30, 2005, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in four investment enterprises, which are consolidated into Gallagher’s consolidated financial statements: a real estate partnership, an airplane leasing limited liability company and two Syn/Coal facilities.

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

In fourth quarter 2005, Gallagher engaged a real estate broker to sell its home office land and building. If a sale occurs (earliest closing in late 2005 or early 2006), Gallagher expects to realize a gain on the transaction. However, under GAAP, any gain will be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

Prior to second quarter 2005, Gallagher had an 80% investment in a limited partnership that is developing an 11,000-acre community near Orlando, Florida (Florida Community Development). In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain on the sale of $12.6 million in second quarter 2005. Terms of the transaction require Gallagher to continue to post a $12.6 million letter of credit to guarantee $12.4 million of bonds issued by the Florida Community Development. Gallagher is fully indemnified by an affiliate of the purchaser and in consideration for posting the LOC will receive cash compensation sufficient to cover its costs plus 1% of certain future cash flow residuals from the Florida Community Development. Accordingly, the consolidated balances of the Florida Community Development have been removed from Gallagher’s September 30, 2005 consolidated balance sheet. In Gallagher’s previously reported financial information, the Florida Community Development’s operating results were included in the Financial Services Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented. See Note 5 to the consolidated financial statements for a discussion on discontinued operations.

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

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			September 30, 2005
	September 30, 2005	December 31, 2004	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$101.6	$101.3	$—	$—
Accumulated depreciation	(17.7)	(15.8)	—	—
Non-recourse borrowings - current	(0.9)	(0.9)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(72.5)	(73.1)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	4.0	2.8	—	—

Net investment	11.5	11.3	—	—

Florida Community Development:
Fixed assets	—	60.3	—	—
Accumulated depreciation	—	(0.7)	—	—
Non-recourse borrowings - current	—	(17.9)	—	—
Recourse borrowings - current	—	(17.0)	—	—
Non-recourse borrowings - noncurrent	—	(0.1)	—	—
Recourse borrowings - noncurrent	—	(12.4)	—	—
Net other consolidated assets and liabilities	—	(2.4)	12.6	—

Net investment	—	9.8	12.6	—

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(16.8)	(14.1)	—	—
Non-recourse borrowings - current	(30.6)	(2.6)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	—	(29.9)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.2)	—	—	—

Net investment	4.2	5.2	—	—

Syn/Coal partnerships:
Fixed assets	15.6	15.6	—	—
Accumulated depreciation	(6.3)	(2.8)	—	—
Non-recourse borrowings - current	(3.2)	(2.8)	—	—
Recourse borrowings - current	—	—	—	—
Non-recourse borrowings - noncurrent	(5.2)	(7.7)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.9)	1.6	—	—

Net investment	—	3.9	—	—

Total consolidated investments:
Fixed assets	169.0	229.0	—	—
Accumulated depreciation	(40.8)	(33.4)	—	—
Non-recourse borrowings - current	(34.7)	(24.2)	—	—
Recourse borrowings - current	—	(17.0)	—	—
Non-recourse borrowings - noncurrent	(77.7)	(110.8)	—	—
Recourse borrowings - noncurrent	(3.0)	(15.4)	—	—
Net other consolidated assets and liabilities	2.9	2.0	12.6	—

Net investment	$15.7	$30.2	$12.6	$—

As presented in the above table, three of the four remaining investment related enterprises have borrowings related to their assets. See Note 13 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At September 30, 2005, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$15.7
Recourse portion of debt	3.0
LOCs, financial guarantees and funding commitments	12.6

Maximum exposure	$31.3

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

4. Business Combinations

During the nine-month period ended September 30, 2005, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payables
	(000s	)
Horton Insurance Agency, Inc. (HIA) January 1, 2005	—		$—	$3.6	$0.4	$—	$4.0	$2.8
Marine Insurance Service, LLC (MIS) January 1, 2005	—		—	1.3	0.2	—	1.5	0.8
Chris Schroeder Insurance, Inc. (CSI) April 1, 2005	25		0.5	0.9	—	0.2	1.6	0.8
Alternative Market Specialists (AMS) May 1, 2005	36		0.5	4.0	—	0.5	5.0	2.6
WorkCare Northwest, Inc. (WCN) May 1, 2005	50		0.7	5.7	—	0.7	7.1	—
Belmont Associates Consultants, Inc. (BAC) June 1, 2005	149		3.6	0.8	—	0.5	4.9	1.6
Classic Insurance Services, Ltd. (CIS) June 1, 2005	189		4.8	—	—	0.5	5.3	2.7
Corporate Life Consultants, Inc. (CLC) August 1, 2005	352		8.6	2.9	—	1.0	12.5	4.3

	801		$18.7	$19.2	$0.6	$3.4	$41.9	$15.6

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as downward adjustments to goodwill when the escrows are settled. The earnout payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2005 related to acquisitions made by Gallagher in the period from 2002 to 2005 was $82.9 million.

During the nine-month period ended September 30, 2005, Gallagher issued 0.4 million shares of its common stock and paid $1.4 million in cash related to earnout obligations of five acquisitions made prior to 2005 and recorded additional goodwill of $12.2 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	HIA	MIS	CSI	AMS	WCN	BAC	CIS	CLC	Total
Current assets	$2.4	$1.8	$1.5	$1.8	$0.5	$—	$0.2	$0.2	$8.4
Fixed assets	0.3	—	—	—	—	—	0.2	0.1	0.6
Goodwill	0.6	0.5	0.9	0.9	3.3	2.1	1.5	5.1	14.9
Expiration lists	2.7	0.9	1.2	3.6	3.5	2.6	3.2	6.4	24.1
Non-compete agreements	0.5	—	0.1	0.1	0.1	0.3	0.2	0.7	2.0

Total assets acquired	6.5	3.2	3.7	6.4	7.4	5.0	5.3	12.5	50.0

Current liabilities	2.5	1.7	2.1	1.4	0.3	0.1	—	—	8.1

Total liabilities assumed	2.5	1.7	2.1	1.4	0.3	0.1	—	—	8.1

Total net assets acquired	$4.0	$1.5	$1.6	$5.0	$7.1	$4.9	$5.3	$12.5	$41.9

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage segment to goodwill, expiration lists and non-compete agreements in the amounts of $14.9 million, $24.1 million and $2.0 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a weighted average useful life of 10 to 15 years and 5 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month period ended September 30, 2005. Based on the results of an impairment review in 2004, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. Of the $24.1 million of expiration lists and $2.0 million of non-compete agreements related to the 2005 acquisitions, $3.2 million and $0.2 million, respectively, are not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2005 include the operations of these companies from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Total revenues	$390.2	$369.3	$1,115.7	$1,081.4
Earnings from continuing operations	50.6	55.7	22.3	143.3
Basic earnings from continuing operations per share	.53	.60	.24	1.56
Diluted earnings from continuing operations per share	.52	.58	.23	1.50

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004, nor is it necessarily indicative of future operating results. Annualized revenues of entities acquired in 2005 totaled approximately $26.0 million.

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

The assets and liabilities included in the accompanying December 31, 2004 consolidated balance sheet related to the three discontinued operations were as follows (in millions):

Current assets	$5.8
Fixed assets - net	62.8
Goodwill - net	10.8
Amortizable intangible assets - net	3.7

Total assets	$83.1

Current liabilities	$3.8
Investment related borrowings	47.4
Noncurrent liabilities	0.5

Total liabilities	$51.7

Total revenues reclassified to discontinued operations for the nine-month periods ended September 30, 2005 and 2004 were $11.0 million and $29.8 million, respectively.

6. Credit and Other Debt Agreements

On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

The Credit Agreement provides that Gallagher may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars shall be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on LOCs in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on LOCs in currencies other than U.S. dollars under the Credit Agreement are based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of .400%, .500%, .600% or .800%, depending on the financial leverage ratio maintained by Gallagher. Interest rates on swing loans are based, at the election of Gallagher, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .100%, .125%, .150% or .200% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio maintained by Gallagher. In connection with entering into the Credit Agreement, Gallagher incurred approximately $1.4 million of debt acquisition costs that will be capitalized and amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at October 5, 2005. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. Gallagher’s obligations under the Credit Agreement are unconditionally guaranteed by several of its wholly-owned subsidiaries.

At October 5, 2005, $32.2 million of LOCs (of which Gallagher has $7.0 million of liabilities recorded as of September 30, 2005) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 13 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at October 5, 2005. Accordingly, as of October 5, 2005, $417.8 million remained available for potential borrowings, of which $92.8 million may be in the form of additional LOCs.

The Credit Agreement replaced a $250.0 million unsecured revolving credit facility (that was to expire on July 20, 2006), which was terminated upon the execution of the new credit agreement. There were no borrowings outstanding under the revolving credit commitment at September 30, 2005. All indebtedness, liabilities and obligations outstanding under the previous credit agreement were fully paid and satisfied, except for those certain letters of credit which became letters of credit under the Credit Agreement. There were no early termination penalties or fees incurred, but Gallagher will write-off approximately $0.5 million of unamortized debt acquisition costs in fourth quarter 2005 related to the termination of the previous credit agreement.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	September 30, 2005	December 31, 2004
Corporate related borrowings:
Gallagher’s Credit Agreement (entered into on October 5, 2005):
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 2010	$—	$—

Investment related borrowings:
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008, subject to prepayment provisions	76.4	77.0

Line of credit facility on Florida Community Development:
Permits borrowings up to $17.0 million, quarterly interest-only payments, variable rate of LIBOR plus 2.00%, expired 2005	—	17.0

Line of credit facility on Florida Community Development:
Permits borrowings up to $20.0 million, monthly interest-only payments, rate of prime plus 0.50%, expired 2005	—	17.7

Bonds payable on Florida Community Development:
Monthly interest-only payments through 2010, variable rate based on commercial paper rate, balloon payment 2010	—	12.4

Equipment loans on Florida Community Development:
Fixed monthly payments, fixed rates of 6.25% and 7.00%, expire 2005 and 2008	—	0.3

Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, variable rate of LIBOR plus 1.62%, balloon payment 2006	30.6	32.5

Loan on investment in Biogas project:
Monthly principal and interest payments, fixed rate of 15.00%, subject to prepayment provisions	—	14.0

Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	8.4	10.5

	$115.4	$181.4

See Note 13 for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Earnings from continuing operations	$50.5	$54.7	$21.1	$140.3
Earnings (loss) from discontinued operations	—	(0.3)	7.2	(0.9)

Net earnings	$50.5	$54.4	$28.3	$139.4

Weighted average number of common shares outstanding	94.9	92.3	93.8	91.2
Dilutive effect of stock options using the treasury stock method	1.7	2.8	1.9	3.2

Weighted average number of common and common equivalent shares outstanding	96.6	95.1	95.7	94.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$.53	$.59	$.22	$1.54
Earnings (loss) from discontinued operations	—	—	.08	(.01)

Net earnings	$.53	$.59	$.30	$1.53

Diluted net earnings (loss) per share
Earnings from continuing operations	$.52	$.57	$.22	$1.49
Earnings (loss) from discontinued operations	—	—	.08	(.01)

Net earnings	$.52	$.57	$.30	$1.48

Options to purchase 8.4 million and 3.0 million shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 6.9 million and 1.4 million shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option-Based Compensation

In 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to SFAS 123 and SFAS 148. Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in APB 25, which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded prior to January 1, 2003. The change to the fair value method of accounting is being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made subsequent to January 1, 2003 through participation in Gallagher’s employee stock purchase plan. During the three-month periods ended September 30, 2005 and 2004, Gallagher recognized $2.3 million and $1.4 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan. During the nine-month periods ended September 30, 2005 and 2004, Gallagher recognized $6.5 million and $3.9 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan.

At September 30, 2005, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all options granted prior to January 1, 2003, Gallagher continues to account for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognizes no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings from continuing operations and earnings from continuing operations per share if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Earnings from continuing operations, as reported	$50.5	$54.7	$21.1	$140.3
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.8	1.1	5.0	3.1
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.5)	(2.0)	(7.5)	(5.9)

Pro forma earnings from continuing operations	$49.8	$53.8	$18.6	$137.5

Basic earnings from continuing operations per share - pro forma	$.52	$.58	$.20	$1.51
Diluted earnings from continuing operations per share - pro forma	.52	.57	.19	1.46

As presented in the table above, had Gallagher applied the fair value recognition provisions of SFAS 123 for all stock options granted prior to January 1, 2003, there would have been no impact on diluted earnings from continuing operations per share as reported for the three-month periods ended September 30, 2005 and 2004. In addition, diluted earnings from continuing operations per share as reported for the nine-month periods ended September 30, 2005 and 2004, would have been reduced by $.03 in each period. The pro forma disclosures above only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS 123 pro forma disclosures to future periods may not be indicative of future effects.

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

In first quarter 2005 and 2004, Gallagher contributed $4.7 million and $4.6 million, respectively, to the plan through the issuance of 157,000 and 142,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant) and the unearned deferred compensation obligation is classified as a contra equity amount. The unearned deferred compensation balance is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2005 and 2004, $0.6 million and $0.4 million, respectively, was charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2005 and 2004, $1.6 million and $1.1 million, respectively, was charged to compensation expense related to this plan.

10. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As discussed in the paragraph below, 164,000 shares of restricted stock awards were granted under this plan during the nine-month period ended September 30, 2005 (120,000 shares were issued in 2004 under the plan). Accordingly, as of September 30, 2005, 3.8 million shares are available for grant under this plan.

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

Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of stockholders’ equity, which will be ratably charged to compensation expense over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2005 and 2004, $0.9 million and $2.1 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2005. During the nine-month periods ended September 30, 2005 and 2004, $4.0 million and $6.2 million, respectively, was charged to compensation expense related to restricted stock awards granted between 2002 and 2005.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of first day of the quarterly offering period of each calendar year). Effective as of the end of first, second and third quarters 2005, Gallagher issued 0.1 million shares of common stock in each quarter to employees who participated in the ESPP during those quarters at an aggregate purchase price of $3.0 million, or $24.48 per share, $2.2 million, or $23.06 per share, and $1.9 million, or $23.13 per share, respectively. Effective as of the end of first, second and third quarter 2004, Gallagher issued 0.1 million shares of common stock in each quarter to employees who participated in the ESPP during those quarters at an aggregate purchase price of $2.7 million, or $27.16 per share, $2.1 million, or $25.88 per share, and $1.8 million, or $25.85 per share, respectively. Currently, there are 3.2 million shares reserved for future issuance. During the three-month periods ended September 30, 2005 and 2004, $0.5 million and $0.3 million, respectively, was charged to compensation expense related to the common stock issued under the ESPP. During the nine-month periods ended September 30, 2005 and 2004, $1.4 million and $1.2 million, respectively, was charged to compensation expense related to the common stock issued under the ESPP.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Service cost - benefits earned during the year	$—	$4.3	$10.8	$12.9
Interest cost on benefit obligation	2.5	2.5	8.5	7.5
Expected return on plan assets	(3.2)	(2.6)	(9.1)	(7.8)
Amortization of prior service cost	—	0.1	0.2	0.3
Amortization of net actuarial loss	—	0.1	0.6	0.3
Amortization of transition obligation	—	—	—	—
Curtailment gain	—	—	(10.0)	—

Net periodic benefit cost (income)	$(0.7)	$4.4	$1.0	$13.2

Gallagher expects to contribute $24.6 million to the plan in 2005, subject to the maximum tax deductible contribution that is allowed under the IRC. During the nine-month periods ended September 30, 2005 and 2004, Gallagher contributed $24.6 million and $6.5 million, respectively, to the plan. As a result of the amounts contributed to the plan in 2005 and based on a 6.0% discount rate used at January 1, 2005, Gallagher’s accrued liability related to the defined benefit pension plan (underfunded status) was approximately $3.0 million at September 30, 2005. If the discount rate used to calculate the projected benefit obligation at December 31, 2005 is different than 6.0%, then the funded status of the plan will change as of that date.

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

The transition method outlined in FSP 106-2 requires that public companies conclude whether the enactment of the Act was a “significant event” pursuant to FASB Statement 106. If the enactment of the Act was not a significant event, its effects should be incorporated at the next measurement date pursuant to FASB Statement 106 following the first interim or annual period beginning after July 1, 2004. In second quarter 2005, Gallagher determined that the prescription drug benefit provided to plan participants is the actuarial equivalent to Medicare Part D and that the effect of the Act will not be material to its consolidated financial statements. Gallagher will adopt the provisions of FSP 106-2 at the Plan’s next measurement date, which will occur in fourth quarter 2005.

13. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at September 30, 2005 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Investment related borrowings:
Home office mortgage loan	0.3	0.9	1.1	74.1	—	—	76.4
Airplane leasing company debt	0.7	29.9	—	—	—	—	30.6
Syn/Coal facility purchase note	0.7	3.3	3.5	0.9	—	—	8.4

Total debt obligations	1.7	34.1	4.6	75.0	—	—	115.4
Operating lease obligations	13.6	49.6	43.1	36.5	29.3	68.3	240.4
Net Syn/Coal purchase commitments	0.9	3.4	3.0	—	—	—	7.3
Outstanding purchase obligations	3.8	—	—	—	—	—	3.8

Total contractual obligations	$20.0	$87.1	$50.7	$111.5	$29.3	$68.3	$366.9

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and from time to time borrow to supplement operating cash flows. At October 5, 2005, $32.2 million of LOCs (of which Gallagher has $7.0 million of liabilities recorded as of September 30, 2005) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 3. There were no borrowings outstanding under the Credit Agreement at October 5, 2005 or under the previous credit agreement as of September 30, 2005. Accordingly, as of October 5, 2005, the date of the new $450.0 million credit agreement, $417.8 million remained available for potential borrowings, of which $92.8 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 6 to the consolidated financial statements, at September 30, 2005, the accompanying balance sheet includes $115.4 million of borrowings related to Gallagher’s investment related enterprises of which $3.0 million is recourse to Gallagher. These borrowings are partially secured by the underlying assets of the investment enterprises and support their operations.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of September 30, 2005. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2005 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2005	2006	2007	2008	2009	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$12.6	$12.6
Financial guarantees	—	—	—	—	—	—	—
Funding commitments	1.3	—	1.3	—	—	—	2.6

	1.3	—	1.3	—	—	12.6	15.2
Operations related:
Letters of credit	—	—	—	—	—	1.5	1.5

Total commitments	$1.3	$—	$1.3	$—	$—	$14.1	$16.7

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

During the period from January 1, 2002 to September 30, 2005, Gallagher acquired 51 companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2005 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as upward adjustments to goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2005 related to acquisitions made by Gallagher in the period from 2002 to 2005 was $82.9 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at September 30, 2005 and December 31, 2004. The September 30, 2005 and December 31, 2004 balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at September 30, 2005, Gallagher has posted an LOC of $5.5 million related to Gallagher’s self-insurance deductibles, of which it has a recorded liability of $4.0 million.

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

On December 15, 2004, a shareholder derivative action was filed against Gallagher’s directors and certain officers in the U.S. District Court for the Northern District Court of Illinois (Fener v. Robert E. Gallagher, et al., Case No. 040 8093). This derivative action alleged that such directors and officers violated various state laws, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, by purportedly causing Gallagher to engage in fraudulent insurance placement practices and to violate federal securities laws by disseminating false and misleading statements concerning Gallagher’s financial results and operations. This case was dismissed by the trial court on September 8, 2005 and the plaintiff filed a notice of voluntary dismissal on October 11, 2005.

Gallagher, and its subsidiary, Gallagher Healthcare Insurance Services, Inc., are defendants in two lawsuits filed in 2004 and 2005, pending in state court in Champaign County, Illinois. Claims for professional negligence are alleged in the 2004 lawsuit and claims of breach for fiduciary duty are alleged in the 2005 lawsuit. Claims for breach of fiduciary duty by Gallagher in the 2004 lawsuit were dismissed with prejudice on July 1, 2005. As a result, only Gallagher Healthcare Insurance Services, Inc. is a defendant in the 2004 lawsuit.

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

The material terms of the AVC and actions which have been taken under it are as follows:

•	On or before January 16, 2006, Gallagher shall pay $27.0 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty.

•	The Fund, plus interest, will be used to compensate Gallagher’s eligible policyholder clients according to procedures set out in the AVC. No amount paid to the Fund will be returned to Gallagher under any circumstances.

•	In third quarter 2005, Gallagher calculated, in accordance with a formula approved by the IL State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those retail policyholders who retained Gallagher’s U.S. offices to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2002 and December 31, 2004 (the Relevant Period) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Gallagher during the Relevant Period (the Eligible Policyholders).

•	On September 30, 2005, Gallagher sent a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a Participating Policyholder). Participating Policyholders must tender a release of claims against Gallagher arising from acts, omissions, transactions or conduct that are the subject of the investigations by the IL State Agencies.

•	On or before March 31, 2006, Gallagher will distribute from the Fund to each Participating Policyholder that Participating Policyholder’s aggregate share of the Fund with the monies then available in the Fund.

•	In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by December 31, 2005 (a Non-Participating Policyholder), that client’s allocated share may be used by Gallagher to satisfy any pending or other claims asserted by clients relating to the matters covered by the AVC. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share. If any funds remain in the Fund as of December 31, 2007 such funds shall be distributed pro rata to the Participating Policyholders with the approval of the IL State Agencies. In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

No later than December 31, 2005, Gallagher shall undertake, to the extent not already undertaken, certain business reforms, including the following:

•	With respect to U.S.-domiciled retail brokerage agency, producing, consulting or other services, to accept only a specific fee to be paid by the client, a specific fee or a specific percentage commission to be paid by an insurer set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

•	Not to accept any other material ($500 or more) compensation or consideration from an insurer other than as stated above, including contingent compensation in connection with any retail insurance policy covering U.S. clients or risks.

•	To disclose to each retail client based in the U.S. or with risks in the U.S., at least annually, all compensation received during the preceding year from any insurer or third party in connection with the client’s policy.

•	To establish a Compliance Committee of Gallagher’s Board of Directors.

•	To maintain a record of all complaints regarding compensation from any insurer, and provide such record to the Compliance Committee.

•	To file annual reports with the IL State Agencies for three years.

Although the investigation uncovered no evidence of Gallagher having engaged in the practices listed below, Gallagher also agreed:

•	Not to accept or request of any insurer any compensation in connection with Gallagher’s selection of insurance companies from which to solicit bids for its clients.

•	Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurers’ best evaluation at the time, of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

•	Not to request or accept from any insurer any promise or commitment for the use of Gallagher’ services, including reinsurance brokerage, agency or producing services, conditioned upon any arrangement to provide preferential treatment for any insurer.

•	Not to place, renew or service a client’s business through a wholesale broker unless Gallagher discloses to the client all of the compensation to be received, any interest or contractual agreements Gallagher may have in the wholesale broker, and any alternative to using the wholesale broker.

Gallagher shall not, directly or indirectly, seek or accept indemnification pursuant to any insurance policy with respect to any amounts payable under the AVC.

As allowed under the AVC, Gallagher may accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to one year from the acquisition date.

In first quarter 2005, Gallagher recorded a pretax charge of $35.0 million ($21.0 million after tax) representing its current best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred or to be incurred to resolve these matters.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2005, Gallagher began to retain the first $5.0 million of each and every E&O claim. Prior to June 1, 2005, Gallagher retained the first $2.5 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $155.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2005 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the actuarial range by $7.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Brokerage

Total revenues	$264.1	$239.8	$736.2	$665.6

Earnings from continuing operations before income taxes	$53.4	$56.6	$88.4	$134.3

Identifiable assets at September 30, 2005 and 2004			$2,454.6	$2,174.8

Risk Management

Total revenues	$94.3	$88.1	$275.5	$255.5

Earnings from continuing operations before income taxes	$16.5	$15.5	$52.2	$41.9

Identifiable assets at September 30, 2005 and 2004			$281.6	$243.9

Financial Services

Total revenues	$31.5	$35.6	$96.1	$142.5

Earnings (loss) from continuing operations before income taxes	$(4.3)	$(3.6)	$(142.3)	$(0.5)

Identifiable assets at September 30, 2005 and 2004			$649.6	$666.3

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2005 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of Gallagher’s management.

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

October 26, 2005

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

The insurance industry was jolted by the tragic terrorist attacks that occurred on September 11, 2001. The devastation caused by those events resulted in the one of the largest insurance losses ever. Along with this historic loss, larger than anticipated loss experience across most risks, the stock market’s steep decline, lower interest rates and diminished risk capacity led to an acceleration of premium rate increases. A higher premium rate environment is referred to as a “hard market” and generally results in increased commission revenues. Fluctuations in premiums charged by Carriers have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Thus, a hard market will generally contribute positively to Gallagher’s operating results. Following September 11th, the increased premium rates charged by Carriers had a positive impact on Gallagher’s 2002 and 2003 operating results. The magnitude of rate increases began to moderate in 2003 and softening market conditions continued into 2004. In 2005, the insurance industry is experiencing a soft market. Market surveys conducted by the Council of Insurance Agents & Brokers (CIAB) in 2005 indicated that the average premium for commercial accounts declined 9.4% in first quarter 2005 compared to fourth quarter 2004 and declined 9.7% in second quarter 2005 compared to first quarter 2005, with medium and large accounts experiencing higher reductions. The CIAB represents the leading domestic and international insurance brokers who write 80% of the commercial P/C premiums in the United States. A similar market survey conducted by the CIAB for third quarter 2005 indicated that premium rates for commercial accounts continued to decline during the quarter. According to the survey, the average premium for commercial accounts declined 8.2% in third quarter 2005 compared to second quarter 2005. Most lines of commercial insurance were experiencing these types of decreases in premium rates. Some of Gallagher’s clients are taking advantage of lower premium pricing and are purchasing additional insurance coverage, which partially offsets the impact of rate decreases. With the industry apparently operating in a soft market throughout most of 2005, the effect of this trend continuing in the future may have a negative impact on Gallagher’s brokerage revenues.

Third quarter 2005 has seen an unprecedented amount of hurricane losses, which could cause the soft market trend to slow, halt or even revert to a hard market. According to the CIAB third quarter 2005 survey, commercial insurance brokers from across the country have indicated that the impact of Hurricanes Katrina and Rita on premium rates has been minimal to date. However, the brokerage industry is expecting higher premium rates, reduced capacity, increases in deductibles and tighter terms and conditions for P/C coverages, particularly with regards to catastrophic property coverages, as a result of the devastating gulf coast storms. The third quarter 2005 Commercial P/C Market Index of the CIAB showed some isolated premium increases and coverage changes. But the third quarter 2005 survey period covered only a few weeks of the Katrina-Rita aftermath, and the CIAB survey indicates that the worst is yet to come with increases in habitational pricing and deductibles already being incurred, even outside the coastal regions. In addition, Carriers are stating that capacity in the most exposed coastal areas may be limited going forward. Most commercial brokers responding to the CIAB survey indicated that they expected the biggest impact of the hurricanes to be felt in the November and December renewals of 2005 and in the heavy January 2006 renewal period. The effect of this potential trend of higher premium rates in the future may have a positive impact on Gallagher’s brokerage revenues. However, premium rates and capacity are determined by Carriers. Thus, Gallagher is unable to predict with a high degree of certainty, future rate and volume movement.

In a period of rising insurance costs, there is resistance among certain insureds, who are the buyers of insurance (Gallagher’s clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During the most recent hard market period, some buyers switched to negotiated fee in lieu of commission arrangements with Gallagher for placing their risks. Other buyers moved toward the alternative insurance market, which includes self-insurance, captives, rent-a-captives and risk retention groups. According to industry estimates, these mechanisms now account for nearly 50% of the total commercial P/C market in the U.S. Gallagher’s brokerage units are very active in these markets as well. This could also have a favorable effect on Gallagher’s Risk Management Services segment. While the gradual movement towards these alternative markets has reduced commission revenue to Gallagher, Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services may continue to be major factors in Gallagher’s fee revenue growth in 2005 and into 2006. Though inflation tends to increase the levels of insured values and risk exposures, premium rates charged by Carriers have had a greater impact on Gallagher’s revenues than inflation.

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

On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies. The AVC requires Gallagher to pay $27.0 million into a fund to be distributed to certain eligible policyholder clients. In addition, the AVC requires Gallagher to implement, to the extent not already undertaken, certain business reforms, including agreeing not to accept U.S.-domicile retail contingent compensation as defined in the AVC. As allowed under the AVC, Gallagher may accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to one year from the acquisition date. See Note 13 to the consolidated financial statements for a discussion of the material terms of the AVC.

In first quarter 2004, the New York State Insurance Department commenced an investigation and issued requests to various brokers and Carriers for information, including one of Gallagher’s New York brokerage subsidiaries, concerning such arrangements. In addition to the IL State Agencies, various other State Attorneys General and other state departments of insurance have also issued subpoenas to Gallagher or initiated investigations relating to Gallagher concerning contingent commissions and other business practices. Gallagher is fully cooperating with each of these investigations.

In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it adopted model legislation to implement new disclosure requirements related to broker compensation arrangements.

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

Gallagher is also a defendant in various lawsuits brought by private litigants which relate to these practices. Certain of these lawsuits have been included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey. Gallagher cannot predict the outcome of these investigations, regulatory proceedings, and lawsuits, nor their effect upon Gallagher’s business, financial condition or results of operations. See Note 13 to the consolidated financial statements for an additional discussion on these matters.

On December 2, 2004, Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, received a subpoena from the New York AG requesting information in connection with an investigation it is conducting. Gallagher is fully cooperating with this investigation. The subpoena did not seek information concerning Gallagher’s insurance brokerage operations.

In first quarter 2005, Gallagher recorded a pretax charge of $35.0 million ($21.0 million after tax) representing its current best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred or to be incurred to resolve these matters.

Gallagher’s contingent commissions for the nine-month periods ended September 30, 2005 and 2004 were $34.3 million and $31.4 million, respectively. The contingent commissions recognized in 2005 by Gallagher relate to contingent commission agreements in force during 2004, but received in 2005. The amount of contingent commission revenue for the nine-month periods ended September 30, 2005 and 2004 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $28.1 million and $25.6 million, respectively. Below is a table that shows revenues recognized in 2004 related to 2003 retail contingent commission contracts and in 2005 related to 2004 retail contingent commission contracts. The increase in contingent commissions in 2005 resulted from brokers acquired in 2004.

	1st Q	2nd Q	3rd Q	4th Q
2004	$15.9	$7.8	$1.9	$8.2
2005	16.7	9.4	2.0

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

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Fair Value of Investments

For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month period ended September 30, 2005. Based on the results of an impairment review in 2004, Gallagher wrote-off $1.8 million of amortizable assets in second quarter 2004. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2005	2004		2005	2004
Commissions	$215.8	$197.2	9%	$609.4	$555.4	10%
Fees	43.7	39.7	10%	114.0	101.9	12%
Investment income - fiduciary	4.6	2.9	59%	12.8	8.3	54%

Total revenues	264.1	239.8	10%	736.2	665.6	11%

Compensation	149.0	130.8	14%	431.5	379.8	14%
Operating	52.9	45.1	17%	155.0	129.3	20%
Depreciation	3.8	3.3	15%	10.9	9.6	14%
Amortization	5.0	4.0	25%	15.4	12.6	22%
Litigation and contingent commission related matters	—	—	NMF	35.0	—	NMF

Total expenses	210.7	183.2	15%	647.8	531.3	22%

Earnings from continuing operations before income taxes	53.4	56.6	(6)%	88.4	134.3	(34)%
Provision for income taxes	12.3	11.3	9%	14.4	27.0	(47)%

Earnings from continuing operations	$41.1	$45.3	(9)%	$74.0	$107.3	(31)%

Growth - revenues	10%	9%		11%	10%
Organic growth in commissions and fees	1%	3%		1%	2%
Growth - pretax earnings	(6)%	2%		(34)%	11%
Compensation expense ratio	56%	55%		59%	57%
Operating expense ratio	20%	19%		21%	19%
Pretax profit margin before litigation related matters	20%	24%		17%	20%
Effective tax rate	23%	20%		16%	20%
Identifiable assets at September 30, 2005 and 2004				$2,454.6	$2,174.8

The increase in commissions and fees for the nine-month period ended September 30, 2005 was principally due to revenues associated with acquisitions that were made in the last 12 months ($55.0 million). Also contributing to the increase in commissions in 2005 was new business production of $92.0 million, which was offset by renewal rate decreases and lost business of $91.0 million. The increase in fees for the nine-month period ended September 30, 2005 was principally due to new business production and renewal rate increases, which aggregated to $20.0 million and was offset by lost business of $10.0 million. The organic growth in commission and fee revenues for the nine-month periods ended September 30, 2005 and 2004 was 1% and 2%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $89.4 million in 2005 and $65.8 million in 2004.

Investment income - fiduciary, which represents interest income earned on cash and restricted funds, increased in 2005 compared to 2004 as short-term interest rates have increased and the amount of invested cash has continued to grow.

The increase in compensation expense in 2005 compared to 2004 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($38.1 million in the aggregate), compensation related to new hires in the retail operations ($6.8 million), new hires and charges related to staffing changes made in Gallagher’s London and reinsurance operations ($11.7 million), and an increase in expense related to stock-based compensation ($2.0 million). These increases were partially offset by the defined benefit pension plan curtailment gain of $6.9 million that was recognized in second quarter 2005. The increase in employee headcount in 2005 primarily relates to the addition of employees associated with the acquisitions that were made in the last 12 months.

The increase in operating expenses in 2005 over 2004 was due primarily to increases in professional services fees ($7.6 million), an increase in rent and utility costs associated with leased office space and office expansion ($1.4 million), an increase in business insurance costs ($2.4 million), operating costs related to the staffing changes made in Gallagher’s London and reinsurance operations ($3.2 million) and the adverse impact of foreign currency translation ($2.7 million). The increase in professional fees is primarily related to legal fees and consulting fees for sourcing and other cost containment initiatives. Also contributing to the increase in operating expenses in 2005 were expenses associated with the acquisitions completed in the last 12 months.

The increase in depreciation expense in 2005 compared to 2004 is primarily due to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and to acquisitions completed in the last 12 months.

The increase in amortization in 2005 was due primarily to amortization expense associated with acquisitions completed in the last 12 months, which was partially offset by the decrease in amortization expense due to a $1.8 million write-off of amortizable assets in second quarter 2004 related to one of Gallagher’s 2001 acquisitions. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (5 to 15 years for expiration lists and 5 to 6 years for non-compete agreements).

Litigation and contingent commission related matters in 2005 represent a charge of $35.0 million ($21.0 million after tax) recorded by Gallagher in first quarter 2005 in connection with the AVC and currently outstanding investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices, as described more fully in Note 13 to the consolidated financial statements and “Management’s Discussion and Analysis – Contingent Commissions and Other Industry Developments”. This amount represents Gallagher’s best estimate of the amount to resolve the state insurance investigations, which includes all of the costs related to the funding and administration of the AVC, plus an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs incurred are associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2005	2004		2005	2004
Fees	$93.5	$87.7	7%	$273.5	$254.4	8%
Investment income - fiduciary	0.8	0.4	100%	2.0	1.1	82%

Total revenues	94.3	88.1	7%	275.5	255.5	8%

Compensation	53.0	48.0	10%	152.8	138.7	10%
Operating	22.8	22.5	1%	64.3	68.6	(6)%
Depreciation	1.9	2.0	(5)%	5.9	6.0	(2)%
Amortization	0.1	0.1	—	0.3	0.3	—

Total expenses	77.8	72.6	7%	223.3	213.6	5%

Earnings from continuing operations before income taxes	16.5	15.5	6%	52.2	41.9	25%
Provision for income taxes	3.8	3.1	23%	12.1	8.1	49%

Earnings from continuing operations	$12.7	$12.4	2%	$40.1	$33.8	19%

Growth - revenues	7%	17%		8%	19%
Organic growth in fees	7%	16%		8%	18%
Growth - pretax earnings	6%	49%		25%	37%
Compensation expense ratio	56%	54%		55%	54%
Operating expense ratio	24%	26%		23%	27%
Pretax profit margin	18%	18%		19%	16%
Effective tax rate	23%	20%		23%	19%
Identifiable assets at September 30, 2005 and 2004				$281.6	$243.9

The increase in fees for the nine-month period ended September 30, 2005 was due primarily to new business production, renewal rate increases and favorable retention rates on existing business, which aggregated to $30.0 million and was offset by lost business of $11.0 million. The organic growth in fee revenues for the nine-month periods ended September 30, 2005 and 2004 was 8% and 18%, respectively. Historically, the Risk Management segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there is no material difference between GAAP revenues and organic revenues for this segment.

Investment income - fiduciary, which represents interest income earned on cash and cash equivalents, increased in 2005 compared to 2004 as short-term interest rates have increased and the amount of invested cash has continued to grow.

The increase in compensation expense in 2005 compared to 2004 was due to an increase in the average number of employees and salary increases ($14.3 million in the aggregate) and an increase in employee benefit expenses ($2.9 million). These increases were partially offset by the defined benefit pension plan curtailment gain of $3.1 million that was recognized in second quarter 2005. The increase in employee headcount relates to the hiring of additional staff to support claims activity related to new business generated.

The decrease in operating expenses in 2005 from 2004 was due primarily to the overall impact of sourcing and other cost containment initiatives implemented in the latter part of 2004 ($3.3 million) and to a decrease in professional services fees ($3.6 million) in 2005.

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

Financial Services

The Financial Services segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of September 30, 2005 and December 31, 2004 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services segment is as follows (in millions):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2005	2004		2005	2004
Investment income:
Trading securities	$—	$—	NMF	$—	$0.2	NMF
Asset Alliance Corporation (AAC) related investments	0.9	(0.5)	280%	1.0	2.5	(60)%
Low income housing investments	—	0.4	(100)%	0.1	2.0	(95)%
Alternative energy investments	14.2	11.7	21%	43.3	35.8	21%
Real estate, venture capital and other investments	0.1	(0.6)	117%	0.6	(0.6)	NMF
Consolidated investments	15.8	13.0	22%	46.9	25.5	84%
Impact of FIN 46 on consolidated investments	—	9.0	(100)%	—	69.9	(100)%

Total investment income	31.0	33.0	(6)%	91.9	135.3	(32)%

Investment gains	0.5	2.6	(81)%	4.2	7.2	(42)%

Total revenues	31.5	35.6	(12)%	96.1	142.5	(33)%

Investment expenses	30.5	25.1	22%	90.1	59.8	51%
Impact of FIN 46 on investment expenses	—	8.6	NMF	—	67.2	NMF
Interest	2.9	2.6	12%	8.5	6.9	23%
Depreciation	2.4	2.5	(4)%	8.8	6.4	38%
Impact of FIN 46 on depreciation	—	0.4	NMF	—	2.7	NMF
Litigation related matters	—	—	NMF	131.0	—	NMF

Total expenses	35.8	39.2	(9)%	238.4	143.0	67%

Earnings (loss) from continuing operations before income taxes	(4.3)	(3.6)	NMF	(142.3)	(0.5)	NMF
Provision (benefit) for income taxes	(1.0)	(0.6)	NMF	(49.3)	0.3	NMF

Earnings (loss) from continuing operations	$(3.3)	$(3.0)	NMF	$(93.0)	$(0.8)	NMF

Identifiable assets at September 30, 2005 and 2004				$649.6	$666.3

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

Income from real estate, venture capital and other investments principally relates to Gallagher’s portion of the earnings of these entities accounted for using equity method accounting. The increase in income from these investments in 2005 compared to 2004 is primarily due to a $0.6 million increase in earnings from one of the remaining investment funds.

Investment income from consolidated investments includes income related to Gallagher’s home office building, the airplane leasing company and two Syn/Coal facilities. Rental income of the home office building was $5.3 million and $4.9 million in 2005 and 2004, respectively. Total expenses associated with the home office building rental income, including interest and depreciation expense, were $5.1 million and $4.9 million in 2005 and 2004, respectively. In 2005 and 2004, rental income of the airplane leasing company was $3.0 million and $2.5 million, respectively, and total expenses associated with this income, including interest and depreciation expense, were $4.0 million and $3.6 million, respectively. In 2005 and 2004, income from the Syn/Coal facilities was $38.7 million and $18.1 million, respectively. Total expenses, including interest and depreciation expense, relating to this income were $71.0 million and $37.3 million in 2005 and 2004, respectively. Gallagher acquired its interest in one of these two facilities in second quarter 2004, which resulted in increased production in 2005 compared to 2004 and the increases in Syn/Coal related income and expenses.

Investment income from consolidated investments for 2004 was also impacted by the adoption of FIN 46. In 2003, Gallagher adopted FIN 46, which required Gallagher to consolidate a Syn/Coal partnership in which it had a 5% ownership interest at the time of consolidation. Prior to 2003, this partnership was not consolidated because it was not controlled by Gallagher through a majority voting interest. Gallagher recognized both investment income and expenses of $69.9 million in 2004, related to the consolidation of the Syn/Coal partnership. During third quarter 2004, Gallagher sold a 4% ownership interest in this investment, which eliminated the requirement to consolidate the investment under the FIN 46 rules. This investment is now accounted for using equity method accounting.

Investment gains primarily include realized gains and losses that occurred in the respective years related to write-downs, dispositions and recoveries of venture capital investments, which included loans and equity holdings in start-up companies. During first quarter 2005, Gallagher realized a $0.6 million gain on the sale of a shopping center investment, recognized a $0.5 million loss from an investment related to the Biogas Project and realized a loss of $0.2 million as a result of a write-off of a portion of its investment in a sulphur emissions reduction binder venture. During second quarter 2005, Gallagher recognized $3.8 million of gains, the primary components of which were a $2.1 million dividend from its investment in Allied World Assurance Holdings, Ltd and a $1.3 million gain on the sale of the Biogas Project. During third quarter 2005, Gallagher recognized a $1.2 million gain on a recovery from the Biogas Project, a $1.4 million loss as a result of a write-off of a portion of its investment in a sulphur emissions reduction binder venture, a $0.3 million gain on the sale of a venture capital investment and a $0.4 million gain on a recovery from a venture capital investment. During the nine-month period ended September 30, 2004, Gallagher recognized $7.2 million of net gains, the primary components of which were a $2.0 million gain on the reversal of a contingency loss reserve associated with the Biogas Project, a $1.0 million recovery of previously accrued interest income that was written off in 2003 and a $2.6 million gain as a result of a $3.0 million recovery in third quarter 2004 on unsecured notes receivable written-off in first quarter 2003.

Investment expenses include operating expenses of the alternative energy investments, expenses of the real estate partnerships and airplane leasing company and expenses related to compensation, professional fees and overhead expenses such as rent and utilities. The increase in investment expenses for 2005 compared to 2004 was primarily due to increases in direct operating expenses of the alternative energy investments including royalties due to Headwaters Incorporated (Headwaters). See discussion on litigation related matters below.

The increase in interest expense in 2005 compared to 2004 was due to $1.2 million of interest accrued on payments due to Headwaters and an increase in interest rates on the variable rate loan of the airplane leasing company.

Depreciation expense was relatively unchanged in 2005 compared to 2004.

Litigation related matters in 2005 represent a charge of $131.0 million recorded by Gallagher in first quarter 2005. As previously reported on February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million payable to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million payable on or before January 15, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007, which at full production, would be a maximum of $20.0 million of AJGFS’ estimated pre-royalty, pretax earnings of $40.0 million in total annually from these two facilities. Gallagher recorded a pretax charge to its first quarter 2005 earnings of $131.0 million ($84.2 million after tax) related to this settlement, including litigation, bonding and other costs. In connection with the Headwaters licensing agreement, Gallagher recorded $5.9 million and $6.0 million of royalty expense in second and third quarters 2005, respectively, based on the Syn/Coal production volume for each quarter.

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

IRC Section 29 tax credits expire on December 31, 2007 and, if the law is not extended, Gallagher’s effective tax rate in 2008 will likely adjust upward to approximately 35.0% to 40.0%. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. The Market Wellhead Prices of domestic crude and the Phase-out Prices as determined by the IRS for the last five years are as follows:

	Market Wellhead Price (1)		Phase-out Price (2)
Calendar Year			Starts At	Fully Phased Out At
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005 (estimated based on first 7 months 2005)	46.24	(3)	52.50	66.00

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices.

(2)	Phase-out Prices for 2000 to 2004 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2005 until April 2006. The 2005 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.

(3)	This amount represents an estimated, seven-month average of Market Wellhead Prices. The table below shows the published Market Wellhead Prices through July 2005 (latest month available).

January	$40.24	May	$44.03
February	41.93	June	49.89
March	47.39	July	53.30
April	46.93

As indicated in the above table, oil prices are considerably higher in 2005 than 2004, but still below the estimated 2005 Phase-out Prices. Because oil prices were substantially below the 2004 estimated Phase-out Price, there was no phase-out for 2004. To trigger the start of a phase-out in 2005, management estimates that the Market Wellhead Price would need to average over $52.50 ($53.75 for 2006) for the entire calendar year and over $66.00 ($67.50 for 2006) to fully phase-out for 2005. As of October 10, 2005, the commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) (which has historically been about $3.50 to $4.00 above the Market Wellhead Price and averaged $6.23 above for the seven-month period ended July 31, 2005) was $61.80. There can be no assurance that future oil prices will average under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2005 or in 2006, some or all of Gallagher’s IRC Section 29 operations could be curtailed.

(1)	For calendar year 2005, Gallagher estimates that the NYMEX Price would need to average approximately $70.00 per barrel for the remainder of 2005 for any phase-out to begin and average approximately $124.00 per barrel for the remainder of 2005 for a complete phase-out.

(2)	For calendar year 2006, Gallagher estimates that the NYMEX Price would need to average approximately $60.00 per barrel for the entire year 2006 for any phase-out to begin and average approximately $74.00 per barrel for the entire year 2006 for a complete phase-out.

(3) Between now and January 2006, Gallagher will monitor the NYMEX Price and decide if it should produce Syn/Coal.

(a)	If at that time Gallagher believes the 2006 price of oil will average below the Phase-out Price and decides to continue its current Syn/Coal production schedule, then the Financial Services Segment would expect to report a pretax loss of approximately $20.0 million to $25.0 million for full year 2006. Gallagher’s overall tax rate would be approximately 23.0% to 25.0% for full year 2006.

(b)	If at that time Gallagher believes the 2006 price of oil will average above the Phase-out Price and decides to idle its Syn/Coal facilities, the Financial Services Segment could report a maximum one-time non-cash pretax charge of approximately $18 million related to a write-off of its remaining basis in these facilities and other related assets. In addition, if the Syn/Coal facilities remain idle for all of 2006, the Financial Services Segment could report a pretax loss of approximately $5.0 million to $10.0 million for full year 2006. Gallagher’s overall tax rate would be approximately 39.0% to 40.0% for full year 2006.

The following table illustrates the impact if Gallagher had curtailed all IRC Section 29-related operations as of January 1, 2004 on earnings from continuing operations and earnings from continuing operations per share for the nine-month periods ended September 30, 2005 and 2004. This illustration is prepared for comparative purposes only and does not purport to be indicative of past or future operating results.

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Pretax earnings (loss) from continuing operations, as reported	$65.6	$68.5	$(1.7)	$175.7
Pro forma pretax adjustment for IRC Section 29 operations	2.9	(0.2)	10.6	(5.4)

Pro forma pretax earnings from continuing operations	68.5	68.3	8.9	170.3
Pro forma income tax provision assuming a 40.0% effective rate	27.4	27.3	3.6	68.1

Pro forma earnings from continuing operations	$41.1	$41.0	$5.3	$102.2

Diluted earnings from continuing operations per share - pro forma	$.43	$.43	$.06	$1.08

Financial Condition and Liquidity

Cash Provided by Operations - Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The insurance brokerage industry is not capital intensive. Historically, Gallagher’s capital requirements have primarily included dividend payments on its common stock, repurchases of its common stock, funding of its investments, acquisitions of brokerage and risk management operations and capital expenditures. The capital used to fund Gallagher’s investment portfolio was primarily generated from the excess cash provided by its operations and tax savings generated from tax advantaged investments. During 2003, Gallagher decided to withdraw virtually all continued support for its venture capital investments and to liquidate its trading securities portfolio. As a result, the capital requirements for funding Gallagher’s investments have decreased dramatically.

The litigation and contingent commission related matters could have a substantial negative impact on Gallagher’s net cash provided by operating activities. As previously announced, AJGFS has been in the process of reducing its ownership interests in its non-tax-advantaged investments. Because of the Headwaters judgment, that process has been accelerated in 2005 in anticipation of payments that will need to be made as a result of the Headwaters litigation matter. It is anticipated that the liquidation of AJGFS’ investments along with positive net cash flows from AJGFS’ operating activities will provide enough liquidity to fund any payments related to Headwaters litigation matters. If the timing of AJGFS’ liquidation efforts does not provide the necessary cash flow to cover the Headwaters related payments, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs. Gallagher anticipates that any agreements entered into related to the contingent commission matters will be funded by net cash flows from operating activities. If net cash flows from operating activities do not provide the necessary cash flow to cover the contingent commission matters, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs.

Gallagher’s ability to meet its future cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock substantially depends upon its ability to generate positive cash flows from its operating activities. Cash provided by operating activities was $156.1 million and $235.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in cash provided by operating activities in 2005 compared to 2004 is primarily due to the $50.0 million payment made in May 2005 related to the Headwaters litigation matter. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at September 30, 2005, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $313.9 million and tangible net worth of $377.2 million. Gallagher has a $450.0 million unsecured multicurrency credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. Due to outstanding letters of credit, $417.8 million remained available for potential borrowings at October 5, 2005. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at October 5, 2005.

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

Dividends - In the nine-month period ended September 30, 2005, Gallagher declared $79.3 million in cash dividends on its common stock, or $.84 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On October 14, 2005, Gallagher paid a third quarter dividend of $.28 per common share to shareholders of record at September 30, 2005, a 12% increase over the third quarter dividend per share in 2004. If each quarterly dividend in 2005 is $.28 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2005 of approximately $12.0 million.

Capital Expenditures - Net capital expenditures were $14.4 million and $22.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. In 2005, Gallagher expects total expenditures for capital improvements to be approximately $25.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 1.2 million shares at a cost of $37.9 million during the nine-month period ended September 30, 2004. Gallagher did not repurchase any shares under the plan during the nine-month period ended September 30, 2005. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2005, Gallagher was authorized to repurchase approximately 5.0 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time. The common stock repurchases reported in the consolidated statement of cash flows for the nine-month period ended September 30, 2005 represent 70,000 shares (at a cost of $2.0 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2005 restricted stock distributions.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $23.6 million and $45.6 million in the nine-month periods ended September 30, 2005 and 2004, respectively. While stock is Gallagher’s preferred “currency” for acquisitions, cash in lieu of stock was used in order to complete the acquisitions in 2005. The increased use of cash for acquisitions correlates with the reduction in common stock repurchases in 2005. Gallagher completed eight acquisitions and fourteen acquisitions in the nine-month periods ended September 30, 2005 and 2004, respectively.

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

In fourth quarter 2005, Gallagher engaged a real estate broker to sell its home office land and building. If a sale occurs (earliest closing in late 2005 or early 2006), Gallagher expects to realize a gain on the transaction. However, under GAAP, any gain will be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3, 6 and 13 to the September 30, 2005 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004, other than those disclosures relating to Gallagher’s previous $250.0 million credit agreement, for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the September 30, 2005 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 7 and 16 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2004, other than those disclosures relating to Gallagher’s previous $250.0 million credit agreement, for additional discussion of these off-balance sheet arrangements.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may be subject to reduction due to the elimination of contingent commission arrangements in 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or other developments resulting in the loss or unavailability of Syn/Coal Credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2005 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2005 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2005.

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

At October 5, 2005 (the date of the new $450.0 million credit agreement), Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2005 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2005 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $6.6 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk, Gallagher engaged a consultant in the latter part of 2004 to explore foreign currency hedging strategies. Based on the recommendations of the consultant, Gallagher implemented a foreign currency hedging strategy in 2005, the impact of which was not material to Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2005.

Item 4. Controls and Procedures

As of September 30, 2005, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of September 30, 2005.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine-months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2005	—	$—	—	5,000.0
August 1 to August 31, 2005	—	—	—	5,000.0
September 1 to September 30, 2005	—	—	—	5,000.0

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended since that date to authorize additional shares for repurchase. On July 21, 2005, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. Under the provisions of the repurchase plan, as of September 30, 2005, Gallagher continues to have the capacity to repurchase approximately 5.0 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: October 26, 2005	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2005

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.