Form 10-K
period 2005-12-31
GALLAGHER ARTHUR J & CO
filed 2006-02-08
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2005 (the last day of the registrant’s most recently completed second quarter) was $2,462,581,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2005 was 95,723,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.’s definitive 2006 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

Part I

Item 1. Business.

General

Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as “Gallagher” unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the U.S. and abroad. Gallagher’s principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and property appraisals. Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services is one of its major strengths. In addition, Gallagher has a financial services operation that manages its investment portfolio.

Gallagher operates through a network of more than 250 sales and service offices located throughout the U.S. and six countries abroad and through a network of correspondent brokers and consultants in 120 countries around the world. Some of these offices are fully staffed with sales, marketing, claims and other service personnel; others function as servicing offices for the brokerage and risk management service operations of Gallagher. Gallagher’s international operations include a Lloyd’s of London broker and affiliated companies in England and other facilities in Australia, Bermuda, Canada, Scotland and Singapore.

Gallagher was founded in 1927 and was reincorporated as a Delaware corporation in 1972. Gallagher’s executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Information Concerning Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in filings with the Securities and Exchange Commission (SEC), press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting Gallagher.

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance markets continue to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may continue to be subject to reduction due to the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or developments resulting in the loss or unavailability of Syn/Coal Credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors.”

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

The two major sources of operating revenues for Gallagher are commissions from brokerage operations and service fees from brokerage and risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2005, is as follows (in millions):

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commissions
Brokerage	$784.3	53%	$726.8	51%	$676.2	56%
Retail contingent commissions
Brokerage	28.8	2%	33.8	2%	29.3	2%
Fees
Brokerage	169.8	11%	146.2	10%	127.5	10%
Risk Management	367.7	25%	343.8	24%	291.2	24%
Investment income and other
Brokerage	17.9	1%	13.4	1%	7.5	1%
Risk Management	2.9	0%	1.7	0%	0.8	0%
Financial Services	112.5	8%	171.3	12%	88.6	7%

Total revenues	$1,483.9	100%	$1,437.0	100%	$1,221.1	100%

See Note 20 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for additional financial information, including earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2005, 2004 and 2003.

During 2005, 2004 and 2003, Gallagher’s total revenues and expenses each increased sequentially from quarter-to-quarter within the calendar years, except for first quarter 2005, which was negatively impacted by litigation and retail contingent commission related charges, and in fourth quarter 2005, due to the reduction in retail contingent commissions and charges related to retail contingent commission related matters and claims handling obligations. However, commission and fee revenues and the related expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates that historically are heaviest in third and fourth quarters. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions will also impact the trends in Gallagher’s quarterly operating results. See Note 19 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for unaudited quarterly operating results for 2005 and 2004.

Brokerage

The Brokerage Segment comprises three operating divisions: the Brokerage Services-Retail Division (BSD), Specialty Marketing and International (SMI) and Gallagher Benefit Services (GBS).

BSD primarily places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the U.S. SMI places insurance for and services commercial, industrial, institutional, governmental, religious and personal accounts throughout the U.S. and abroad. BSD and SMI act as agents in soliciting, negotiating and effecting contracts of insurance through insurance companies worldwide, as brokers in procuring contracts of insurance on behalf of insureds, and as administrators in setting up and managing self-insured programs. In addition, SMI places insurance on behalf of other brokers. BSD and SMI both have the capability to handle insurable risks and related coverages for a wide variety of P/C products. SMI also places surplus lines coverages, which are coverages for various specialized risks not available from insurance companies licensed by the states in which the risks are located. In addition, SMI’s reinsurance intermediary operations place reinsurance coverages for its insurance company clients.

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

The primary source of Gallagher’s compensation for its Brokerage Segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by insureds. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Historically, Gallagher also has received contingent commissions which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs. As previously reported, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund to be distributed to certain eligible policyholder clients. In addition, under the AVC Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to one year from the acquisition date. See Note 17 to the Consolidated Financial Statements for a discussion of the material terms of the AVC. Accordingly, Gallagher has begun to experience reduced contingent commission revenue and it is expected that future contingent commission revenues will continue to be substantially reduced. The reduction in retail contingent commissions, as discussed above, could continue to have a substantial negative impact on Gallagher’s pretax earnings beginning in 2006.

Risk Management

The Risk Management Segment consists of Gallagher’s wholly-owned subsidiary, Gallagher Bassett Services (GB).

GB provides a full range of risk management services including claims management, risk control consulting services, information management, and property appraisals on a totally integrated or select, stand-alone basis. GB provides these services for Gallagher’s clients through a network of service offices located throughout the U.S., Canada, England, Scotland and Australia.

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

GB’s revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the type and estimated volume of the services to be performed.

On December 2, 2004, GB received a subpoena from the Attorney General of the State of New York requesting information in connection with an investigation it is conducting. Gallagher is fully cooperating with this investigation. The subpoena did not seek information concerning Gallagher’s insurance brokerage operations.

Financial Services

The Financial Services Segment is primarily responsible for Gallagher’s investment portfolio, which includes tax advantaged investments, real estate partnerships, an alternative investment fund manager, notes receivable from investees and an investment in an airplane leasing company that leases two cargo airplanes to the French Postal Service. Financial Services manages the invested assets of Gallagher in order to maximize the long-term after-tax return to Gallagher. See Note 3 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference, for a summary of Gallagher’s investments.

Gallagher’s overall non-fiduciary investment strategy going forward will be primarily focused on tax advantaged investments. Gallagher has used the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit, financial guarantees and funding commitments. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated financial position or operating results. In some cases, Gallagher may be at risk for tax credits taken in previous years, which may also be material to its operations. See Note 3 and Note 17 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for a summary of outstanding letters of credit, financial guarantees and funding commitments and Note 8 to the Consolidated Financial Statements for a summary of outstanding debt and contingent commitments. In addition, see Note 3 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements for a summary of Gallagher’s tax credit exposure.

International Operations

Total revenues by geographic area for each of the three years in the period ended December 31, 2005 are as follows (in millions):

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,323.8	89%	$1,289.7	90%	$1,091.1	89%
Foreign, principally United Kingdom, Australia and Bermuda	160.1	11%	147.3	10%	130.0	11%

Total revenues	$1,483.9	100%	$1,437.0	100%	$1,221.1	100%

The Brokerage Segment’s international operations comprise the following: a Lloyd’s of London broker and an insurance brokerage and risk management operation in the United Kingdom; an insurance and reinsurance brokerage operation, a captive management operation and two “rent-a-captive” insurance and segregated account company facilities in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in 120 countries around the world.

Arthur J. Gallagher (UK) Limited (AJG UK) is a wholly-owned London-based subsidiary of Gallagher. It provides brokerage and other services to clients primarily located outside the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with London underwriters and insurance companies worldwide. In addition, AJG UK is a Financial Services Authority (FSA) registered broker and an approved Lloyd’s of London broker. AJG UK’s brokerage services encompass most classes of business within the general categories of aviation, marine, reinsurance (treaty and facultative) and P/C. The thrust of AJG UK’s business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd’s of London, Gallagher’s non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

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

Arthur J. Gallagher & Co. (Bermuda) Limited is a wholly-owned subsidiary of Gallagher that provides clients with direct access to the risk-taking capacity of foreign insurers for both direct and reinsurance placements. It also acts as a wholesaler to Gallagher’s marketing efforts by accessing global insurance and reinsurance companies in the placement of U.S. and foreign risks. In addition, it provides services relating to the formation and management of offshore captive insurance companies.

Gallagher has ownership interests in two Bermuda-based insurance companies that operate segregated account “rent-a-captive” facilities: Artex Insurance Company, a partially owned joint-venture, and Protected Insurance Company, a wholly-owned subsidiary. Rent-a-captives enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

Arthur J. Gallagher Australasia Holdings Pty Ltd is a wholly-owned subsidiary of Gallagher that is headquartered in Sydney, Australia. This subsidiary provides insurance and reinsurance placements for international or local Australian companies, and specialty programs and coverages for Australian and other clients through underwriting facilities with Lloyd’s of London and local underwriters.

Arthur J. Gallagher Asia Pte Ltd is a 51% owned joint-venture of AJG UK that is based in Singapore. It specializes in treaty and facultative reinsurance placements for insurance companies located throughout Asia. These placements are made directly with reinsurance companies or through Gallagher’s subsidiaries and encompass several lines of business.

The Brokerage Segment also has strategic alliances with a variety of international brokers in countries where Gallagher does not have a physical presence. Through a network of correspondent brokers and consultants in 120 countries globally, Gallagher is able to fully serve its clients’ coverage and service needs in virtually any geographic area where their operations are located.

The Risk Management Segment’s international operations principally comprise risk management companies in the United Kingdom and Australia.

Gallagher Bassett International Ltd. (UK) (GB UK), a wholly-owned subsidiary of GB, provides risk management services for foreign operations, as well as U.S. operations that are foreign controlled. Headquartered in London with additional offices in England and Scotland, GB UK works with insurance companies, reinsurance companies, overseas brokers, and risk managers of overseas organizations. Services include consulting, claims management, information management, loss control and property valuations.

Gallagher Bassett Services Pty Ltd is a wholly-owned subsidiary of GB that is headquartered in Brisbane, Australia with additional facilities located throughout Australia. This subsidiary is principally engaged in providing claims adjusting and risk management services in Australia. Services include consulting, claims management, crisis management, information management, loss control and property valuations.

Gallagher also has risk management service facilities in Canada that are not material to Gallagher’s Risk Management Segment.

See Note 18 and Note 20 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for additional financial information related to Gallagher’s foreign operations, including earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2005, 2004 and 2003.

Markets and Marketing

A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher’s clients include U.S. and multi-national corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals. Gallagher services its clients through its network of more than 250 sales and service offices in the U.S. and six countries abroad. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2005, the largest single customer represented less than 1% of total revenues and the ten largest customers represented no more than 6% of total revenues.

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

Competition

According to Business Insurance magazine (July 18, 2005 edition), Gallagher is the fourth largest insurance broker worldwide (third largest in the U.S.) in terms of total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in every area of its business. Gallagher competes with three firms that are as large or significantly larger than Gallagher in global risk management and brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

Gallagher is also in competition with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and hence indirectly compete with the business of Gallagher.

Regulation

In every state and foreign jurisdiction in which Gallagher does business, Gallagher and/or an employee is required to be licensed or receive regulatory approval in order for Gallagher to conduct business. In addition to licensing requirements applicable to Gallagher, most jurisdictions require that individuals who engage in brokerage and certain insurance service activities be personally licensed.

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

As previously discussed, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies. Under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements for a discussion of the material terms of the AVC.

Business Combinations

In 2005, Gallagher acquired the net assets of ten insurance brokerage firms (nine asset purchases and one stock purchase) in exchange for its common stock and/or cash and accounted for them as business combinations. See Note 4 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for a summary of the 2005 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

Since December 31, 2005, Gallagher has completed one acquisition, which is as follows:

Effective on January 1, 2006, Gallagher acquired substantially all of the net assets of Benefit Management Group, Inc., a corporation engaged in the benefits insurance business, in exchange for 132,000 shares of Gallagher’s common stock, cash of $6.0 million and a contingent earnout obligation of $8.5 million that, if any is earned, will be paid in cash or stock, at Gallagher’s election.

Gallagher believes that the net effect of these acquisitions has been and will be to expand the volume of general services rendered by Gallagher and the geographical areas in which Gallagher renders such services and not to change substantially the nature of the services performed by Gallagher.

Gallagher is considering and intends to consider from time-to-time, additional acquisitions and divestitures on terms that it deems advantageous. Gallagher at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions. No assurances can be given that any additional acquisitions or divestitures will be consummated, or, if consummated, will be advantageous to Gallagher.

Employees

As of December 31, 2005, Gallagher employed approximately 8,100 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Item 1A. Risk Factors.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine Gallagher’s profitability.

Gallagher derives much of its revenue from commissions and fees for brokerage and risk management services. Gallagher does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for an extended period of years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Gallagher’s commission revenue in many lines and in many geographic areas. After this period of time, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. This trend was accentuated by the events of September 11th, following which insurance coverage in many lines became less available and premium rates increased, in some cases dramatically. More recently, during 2004 and 2005, the market softened again in many lines and in many geographic areas. However, the abnormally high level of hurricane activity and other natural disasters in those years has hardened the market in certain geographic areas and business lines. Because of these market fluctuations for insurance products, which Gallagher cannot predict or control, its brokerage revenues and profitability may be volatile.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While Gallagher historically has been able to participate in certain of these activities on behalf of its customers, and obtain fee revenue for such services, there can be no assurance that Gallagher will realize revenues and profitability as favorable as what is realized from its traditional brokerage activities.

Gallagher’s results may be adversely affected if it is unable to successfully implement a new business compensation model.

In October 2004, Gallagher announced that, effective January 1, 2005, it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker. In connection with the elimination of contingent commissions, Gallagher established a new business compensation model and commission structure. This business compensation model and commission structure remains in its early stages, and there can be no assurance that it will generate incremental commission revenues equivalent to those previously received from contingent commissions. The inability to generate adequate revenues from Gallagher’s new business compensation model and commission structure may significantly undermine Gallagher’s operating results and profitability.

Gallagher is subject to a number of investigations and legal proceedings concerning contingent compensation, other industry practices and certain conduct, which, if determined unfavorably to Gallagher, could adversely affect its financial strength and results of operations.

Private parties have filed civil litigation against Gallagher under a variety of legal theories relating, among other things, to broker compensation practices. Gallagher is named as a defendant in a purported class action lawsuit pending in the Circuit Court of Cook County, Illinois, which challenges the propriety of alleged “undisclosed contingent commissions” paid pursuant to certain compensation arrangements between Gallagher and various insurance carriers. Additionally, Gallagher is one of a number of insurance brokerage and insurance company defendants in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey, and is party to various other litigation matters. Additionally, the insurance industry in general, and Gallagher individually, continue to be the subjects of a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to contingent commission arrangements. On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies, pursuant to which it paid $26.9 million into a fund to be distributed to eligible retail customers by March 31, 2006, and agreed to undertake certain business changes. For a more detailed discussion of these matters refer to Note 17 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements.

The ultimate outcome of the matters referred to above and similar matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Gallagher. Gallagher’s future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, even if Gallagher does not experience significant monetary costs, there has been and may continue to be adverse publicity associated with these matters that could result in reputational harm to Gallagher or to the insurance brokerage industry in general that may adversely affect Gallagher’s business.

Gallagher faces significant competitive pressures in each of its businesses.

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in one or more areas of its business. Gallagher competes with three firms that are as large or significantly larger than Gallagher in global risk management and brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect Gallagher’s business.

In addition, the increase in competition due to new legislative or industry developments could adversely affect Gallagher. These developments include:

•	an increase in capital-raising by insurance underwriting companies, which could result in new capital in the industry which in turn may lead to a soft market and lower insurance premiums and commissions;

•	the selling of insurance by insurance companies directly to insureds without the involvement of a broker or other intermediary;

•	changes in Gallagher’s business compensation model as a result of regulatory developments;

•	the establishment of programs in which state-sponsored entities provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative markets types of coverage;

•	an increase in competition from newly-formed or existing insurance brokers who have not agreed to limit their use of contingent commission arrangements, thereby giving them a competitive advantage over those brokers, such as Gallagher, which have agreed to limit the use of such arrangements; and

•	the creation of in-house servicing capabilities by insurance companies or by certain insurance consumers which compete with the third party administration and other administration, servicing and risk management products offered by Gallagher’s Risk Management Segment.

New competition as a result of these or other competitive or industry developments could cause the demand for Gallagher’s products and services to change, which could in turn could adversely affect Gallagher’s results of operations and financial condition.

Gallagher faces a variety of risks from its Gallagher Bassett Services operations which are distinct from those it faces in its brokerage operations.

Gallagher’s Risk Management Segment, which accounted for approximately 25% of Gallagher’s total 2005 revenues, operates primarily through its subsidiary, Gallagher Bassett Services (GB). GB is a third party administrator and risk consultant that provides a range of risk management services, including claims management, risk control consulting services, information management and property appraisals. While GB’s business has little exposure to the hard and soft market cycles described above to which Gallagher’s brokerage business is exposed, GB faces a variety of other risks which are unique to its operations, including:

•	the risk that the favorable trend among insureds toward outsourcing of various types of claims administration and risk management services will reverse or slow, causing GB to experience reduced revenues or a reduced rate of revenue growth;

•	the risk that contracting terms will become less favorable or that the margins on GB’s services will be decreased due to increased competition, regulatory constraints or other developments;

•	the risk that GB cannot satisfy regulatory requirements on third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make GB’s business less attractive; and

•	the risk that GB cannot control its labor and technology costs in such a manner as to remain competitive in the marketplace for claims administration and risk management services and to conclude its existing contracts (other than those that provide cost-plus or other margin protection) in a cost-efficient and profitable manner.

Gallagher’s business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

Gallagher may be subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Because Gallagher often assists clients with matters involving substantial amounts of money, including the placement of insurance coverage and the handling of related claims, errors and omissions claims against Gallagher may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs.

Gallagher purchases insurance to provide protection from errors and omissions claims that may arise in the ordinary course of business, subject to self-insured deductibles and limits. As of December 31, 2005, the amount of Gallagher’s deductible and limit for claims were $5.0 million and $155.0 million, respectively. Gallagher’s business, results of operations, financial condition and liquidity may be adversely affected if, in the future, its insurance coverage proves to be inadequate or unavailable or there is a general increase in the number or amounts of claims to which Gallagher is exposed. Gallagher’s future ability to obtain professional indemnity insurance in the amounts and with the deductibles and limits it desires may be adversely impacted by general developments in the market for such insurance or Gallagher’s own claims experience. In addition, claims, lawsuits and other proceedings may harm Gallagher’s reputation or divert management resources away from operating its business.

Gallagher historically has engaged in a large number of acquisitions of insurance brokers and agencies. Gallagher may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.

In the past several years, Gallagher has completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Gallagher’s acquisition program has been an important part of its historical growth and Gallagher believes that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in Gallagher achieving slower growth. Various factors may affect Gallagher’s ability to attract acquisition targets, including Gallagher’s inability to continue certain contingent commission compensation structures, particularly in light of the fact that certain other companies in the insurance brokerage industry are not limited in this manner. Moreover, even if Gallagher is able to identify appropriate acquisition targets, it may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner which allows Gallagher to realize the anticipated benefits of such acquisitions, thereby negatively affecting Gallagher’s results of operations or leading to unanticipated contingent liabilities and losses.

Gallagher is subject to insurance industry regulation worldwide. If Gallagher fails to comply with regulatory requirements or if regulations change in a way that adversely affects Gallagher’s operations, Gallagher may not be able to conduct its business or may be less profitable.

Many of Gallagher’s activities are subject to regulatory supervision. Failure to comply with some of these regulations could lead to disciplinary action, that may include requiring clients to be compensated for loss, the imposition of penalties and the revocation of Gallagher’s authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time-to-time require operational changes which could result in lost revenues or higher costs or hinder Gallagher’s ability to operate its business.

Gallagher’s future success depends, in part, on its ability to attract and retain experienced and qualified personnel.

Gallagher believes that its future success depends, in part, on its ability to attract and retain experienced personnel, including its senior management, brokers and other key personnel. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and Gallagher has lost key brokers to competitors in the past. The loss of any of its senior managers, brokers or other key personnel, or its inability to identify, recruit and retain such personnel, could materially and adversely affect Gallagher’s business, operating results and financial condition.

Gallagher has significant non-U.S. operations which expose it to certain additional risks, including the risk of exchange rate fluctuations and geopolitical risk.

A significant portion of Gallagher’s operations is conducted outside the U.S. Accordingly, Gallagher is subject to legal, economic and market risks associated with operating in foreign countries. Operating in these countries may present risks that are different from, or greater than, risks to Gallagher of doing comparable business in the U.S.

Some of Gallagher’s foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. Gallagher must also translate the financial results of its foreign subsidiaries into U.S. dollars. Although Gallagher implemented a foreign currency hedging strategy in 2005, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect Gallagher’s results of operations.

Gallagher also operates in certain countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more established countries. Gallagher’s operations in these countries may be temporarily or permanently disrupted by adverse geopolitical or economic conditions in these locations. For example, Gallagher uses a third-party service provider located in India for certain back office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected Gallagher’s infrastructure in India. However, such factors could potentially affect Gallagher’s infrastructure or ability to utilize third-party providers in the future. Should Gallagher’s access to these services be disrupted, Gallagher’s business, operating results and financial condition could be adversely affected.

Gallagher is exposed to various risks relating to losses on investments held by its Financial Services business.

Gallagher’s Financial Services business holds a variety of investments, including (i) an interest in a holding company that holds interests in private investment management firms, (ii) early-stage loans, partnership interests relating to low income housing developments and an ownership interest in a low income housing developer and syndicator, (iii) investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29 and (iv) certain other real estate and other investments. These investments are subject to risk of impairment due to a variety of causes, including general overall economic conditions, the effects of changes in interest rates, various regulatory issues, credit risk, failure to monetize in an effective and/or cost-efficient manner and poor operating results. Any of these consequences may diminish the value of Gallagher’s invested assets and adversely affect its net worth and profitability.

Gallagher has historically benefited from Section 29 tax credits. The disallowance or termination of Section 29 tax credits, or the loss of all or part of its Section 29 tax credits due to phase out of such credits, would decrease Gallagher’s revenues, increase its costs, increase its effective tax rate and decrease its income.

Under current law, IRC Section 29 tax credits are not available for synthetic fuel sold after December 31, 2007, and, if the law is not extended, Gallagher’s effective federal income tax rate in 2008 will likely adjust upward to fall within a range of approximately 35.0% to 42.0%. In addition, there have been initiatives from time-to-time to consider the early repeal or modification of IRC Section 29, and the IRS is continuing to audit taxpayers claiming Syn/Coal Credits with respect to a variety of issues. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. For calendar year 2006, Gallagher estimates that the commonly reported crude oil price (NYMEX price) would need to average approximately $60.00 per barrel for calendar 2006 for any phase-out to begin and average approximately $74.00 per barrel for calendar 2006 for a complete phase-out. The average daily NYMEX Price for 2006 through January 30 was $65.41 per barrel.

There can be no assurance that future oil prices will be below future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2006 or in 2007, some or all of Gallagher’s IRC Section 29 operations could be curtailed, resulting in Gallagher losing tax credits, realizing a higher effective tax rate for federal income tax purposes and triggering indemnification payment obligations under various agreements which Gallagher has with its investment partners. For further information about the negative effects these contingencies could have on Gallagher’s results of operations, see the discussion on IRC Section 29 tax credits included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Gallagher’s 2005 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 2. Properties.

Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 308,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2011. Gallagher has a 60% ownership interest in the limited partnership that owns the Two Pierce Place property. This investment is consolidated into Gallagher’s Consolidated Financial Statements. See Notes 3, 8 and 17 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which are incorporated herein by reference for additional information with respect to this ownership interest.

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements, which is incorporated herein by reference for information with respect to Gallagher’s lease commitments at December 31, 2005.

Item 3. Legal Proceedings.

Information regarding legal proceedings of Gallagher is included in Note 17 (Litigation) to the Consolidated Financial Statements of Gallagher’s 2005 Financial Statements and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2005.

Item 4A. Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
Robert E. Gallagher	83	Chairman since 1990, Chief Executive Officer from 1963 until 1995

J. Patrick Gallagher, Jr.	54	President since 1990, Chief Executive Officer since 1995

Elizabeth J. Brinkerhoff	62	Vice President since 1993

Richard C. Cary	43	Controller since 1997, Chief Accounting Officer since 2001, Acting Chief Financial Officer September 2002 to April 2003

James W. Durkin, Jr.	56	Vice President since 1985, President of GBS since 1985

Nicholas M. Elsberg	63	Vice President since 1994

James S. Gault	54	Vice President since 1992, President and Chief Operating Officer of BSD since June 2002

Douglas K. Howell	44	Vice President since March 2003 and Chief Financial Officer since April 2003

David E. McGurn, Jr.	53	Vice President since 1993, President of SMI since 2001

Richard J. McKenna	59	Vice President since 1994, President of GB since 2000

John C. Rosengren	59	Vice President and General Counsel since 1995, Secretary since 2002

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period January 1, 2004 through December 31, 2005 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2005
First	$32.85	$28.55	$.28
Second	29.15	26.48	.28
Third	29.78	26.54	.28
Fourth	31.94	28.16	.28

2004
First	$34.25	$30.77	$.25
Second	33.97	30.13	.25
Third	33.50	28.87	.25
Fourth	34.10	24.42	.25

As of December 31, 2005, there were approximately 900 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2005	—	$—	—	5,000.0
November 1 to November 30, 2005	—	—	—	5,000.0
December 1 to December 31, 2005	—	—	—	5,000.0

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended since that date to authorize additional shares for repurchase. On July 21, 2005, Gallagher announced the continuation of the repurchase plan, bringing the cumulative total repurchase authorization to 5.0 million shares. Under the provisions of the repurchase plan, as of December 31, 2005, Gallagher continues to have the capacity to repurchase approximately 5.0 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance is included in the disclosure set forth under the caption “Equity Compensation Plan Information” in Gallagher’s 2006 Proxy Statement and is incorporated herein by reference.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2005 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$813.1	$760.6	$705.5	$621.8	$502.9
Fees	537.5	490.0	418.7	352.2	293.1
Investment income and other	133.3	186.4	96.9	46.6	53.4

Total revenues	1,483.9	1,437.0	1,221.1	1,020.6	849.4
Total expenses before litigation and contingent commission matters and claims handling obligations	1,267.1	1,199.7	1,028.3	836.0	712.3
Litigation and contingent commission matters and claims handling obligations	219.6	—	—	—	—

Earnings before income taxes	(2.8)	237.3	192.8	184.6	137.1
Provision (benefit) for income taxes	(31.4)	47.8	46.9	55.2	14.6

Earnings from continuing operations	28.6	189.5	145.9	129.4	122.5
Earnings (loss) on discontinued operations, net of income taxes	2.2	(1.0)	0.3	0.5	2.8

Net earnings	$30.8	$188.5	$146.2	$129.9	$125.3

Per Share Data:
Diluted earnings from continuing operations per share (1)	$.30	$2.00	$1.57	$1.41	$1.36
Diluted net earnings per share (1)	.32	1.99	1.57	1.41	1.39
Dividends declared per common share (2)	1.12	1.00	.72	.60	.52

Share Data:
Shares outstanding at year end	95.7	92.1	90.0	88.5	85.1
Weighted average number of common shares outstanding	94.1	91.5	90.0	87.3	84.8
Weighted average number of common and common equivalent shares outstanding	96.1	94.5	93.3	91.9	90.1

Consolidated Balance Sheet Data:
Total assets	$3,389.5	$3,233.3	$2,900.4	$2,463.5	$2,145.3
Long-term debt less current portion	107.6	140.0	122.1	128.3	96.7
Total stockholders’ equity	769.1	761.0	619.1	528.2	371.6

Return on beginning tangible net worth (3)	8%	48%	37%	42%	40%

Employee Data:
Number of employees at year end	8,135	7,840	6,808	6,664	6,092
Total revenue per employee (4)	$182,000	$183,000	$179,000	$153,000	$139,000
Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee (4) (5)	$21,000	$24,000	$21,000	$19,000	$20,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, less net balance of goodwill and amortizable intangible assets, as of the beginning of the year.
(4)	Based on the number of employees at year end.
(5)	Represents the earnings from continuing operations before the after tax impact of litigation and contingent commission matters and claims handling obligations related charges.

Certain Non-GAAP Financial Measures. The line item in the preceding selected financial data table entitled “Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee” may be considered a “non-GAAP financial measure” within the meaning of SEC regulations because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Consistent with SEC regulations, a description of such information is provided in the table above and a reconciliation of certain of such items to GAAP is provided herein. Charges in 2005 related to litigation related matters, retail contingent commission related matters and claims handling obligations totaled $131.0 million (or $84.2 million after tax), $73.6 million (or $44.2 million after tax) and $15.0 million (or $9.8 million after tax), respectively. There were no such items in 2001 to 2004. These amounts, which Gallagher believes are non-recurring, were added back to earnings from continuing operations in 2005 in order to calculate earnings from continuing operations before litigation and contingent commission related matters and claims handling obligations per employee.

Gallagher believes the items included above provide meaningful additional information, which may be helpful to investors in assessing certain aspects of Gallagher’s operating performance and financial condition that may not be otherwise apparent from GAAP. Industry peers provide similar supplemental information, although they may not use the same or comparable terminology and may not make identical adjustments. This non-GAAP information should be used in addition to, but not as a substitute for, the GAAP information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher’s 2005 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information regarding Quantitative and Qualitative Disclosures about Market Risk is included in Gallagher’s 2005 Financial Statements under the caption entitled “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Gallagher’s Consolidated Financial Statements, the related notes thereto and Report of Independent Registered Public Accounting Firm are included in Gallagher’s 2005 Financial Statements and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2005, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The independent registered public accounting firm of Gallagher also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Gallagher’s 2005 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding directors and nominees for directors of Gallagher is included under the caption entitled “Election of Directors” in the 2006 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report. Information regarding Gallagher’s Audit Committee is included under the caption entitled “Board of Directors and Committees - Audit Committee” in the 2006 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to Gallagher’s Board of Directors since Gallagher’s disclosure of such procedures under the caption entitled “Corporate Governance—Nomination of Directors” in the 2005 Proxy Statement.

Item 11. Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2006 Proxy Statement under the caption entitled “Compensation of Executive Officers and Directors,” and is incorporated herein by reference; except that the report of the Compensation Committee on executive compensation and the stock performance graph shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Principal Holders of Securities” in the 2006 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information relating to relationships and related transactions is included under the heading “Certain Relationships and Related Transactions” in Gallagher’s 2006 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2006 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements from Gallagher’s 2005 Financial Statements which are incorporated herein by reference:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2005.

(b)	Consolidated Balance Sheet as of December 31, 2005 and 2004.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2005.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2005.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005.

*10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan.

*10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan.

*10.16.1	First Amendment to the Arthur J. Gallagher & Co. Deferred Equity Participation Plan.

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company.

10.39	Option Agreement among Carolyn Kelly, NOx II, Ltd., an Ohio limited liability company, and AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co. dated October 17, 2005.

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005.

13.0	Gallagher’s 2005 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 18, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 23, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

3.2	By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 33-10447).

3.3	Rights Agreement between Gallagher and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher’s Form 8-A Registration Statement filed May 12, 1987, File No. 0-13480).

3.4	Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), Harris Trust and Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-8 Registration Statement No. 33-38031).

3.5	Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.6	Amendment No. 2 to Exhibit 3.3 (incorporated by reference to Exhibit 4.4 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

3.7	Amendment to Exhibit 3.3 (incorporated by reference to Exhibit 4.5 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

10.1	Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois and Arthur J. Gallagher & Co., dated May 18, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated May 18, 2005, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.7	Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) regarding Common Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

10.7.1	Amendment to Exhibit No. 10.7 dated September 11, 1985 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1985, File No. 0-13480).

10.8	Multicurrency Credit Agreement dated as of October 5, 2005 among Arthur J. Gallagher & Co., the Guarantors Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent (incorporated by reference to the Exhibit 10.1 to Gallagher’s Form 8-K Current Report dated October 5, 2005, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1999, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan and Deferred Equity Trust Agreement dated March 22, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.18	Promissory Note dated March 15, 2001 in the principal amount of $2,382,900 from Michael J. Cloherty, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.19	Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.20	Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.21	Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.22	Arthur J. Gallagher & Co. Brokerage Services Division Management Bonus Plan Amended and Restated as of March 21, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

*10.22.1	Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2005, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

*10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

10.36	Purchase and Sale Agreement Dated as of March 22, 2005, entered into by and among AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co., Three E Corporation and SOF-HARMONY, L.L.C. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.37	Settlement Agreement and Mutual Release Dated as of May 1, 2005 by and between Headwaters Incorporated (formerly known as Covol Technologies, Inc.), Square D Company, Arthur J. Gallagher & Co. and AJG Financial Services, Inc. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February, 2006.

ARTHUR J. GALLAGHER & CO.

By	/s/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of February, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

*ROBERT E. GALLAGHER Robert E. Gallagher	Chairman and Director

/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*GARY P. COUGHLAN Gary P. Coughlan	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/s/ JOHN C. ROSENGREN
John C. Rosengren, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2005
Allowance for doubtful accounts	$3.0	$4.2	$(0.5	) (1)	$6.7
Allowance for estimated policy cancellations	4.5	0.4	—		4.9
Accumulated amortization of goodwill	7.1	—	(0.3	) (2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	33.4	20.7	(2.8	) (3)	51.3

Year ended December 31, 2004
Allowance for doubtful accounts	$2.7	$1.8	$(1.5	) (1)	$3.0
Allowance for estimated policy cancellations	3.0	1.5	—		4.5
Accumulated amortization of goodwill	6.8	—	0.3	(2)	7.1
Accumulated amortization of expiration lists and noncompete agreements	16.4	18.5	(1.5	) (3)	33.4

Year ended December 31, 2003
Allowance for doubtful accounts	$2.0	$1.9	$(1.2	) (1)	$2.7
Allowance for estimated policy cancellations	3.0	—	—		3.0
Accumulated amortization of goodwill	7.1	—	(0.3	) (2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	7.5	9.9	(1.0	) (3)	16.4

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

Exhibit Index

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005.

10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan.

10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan.

10.16.1	First Amendment to the Arthur J. Gallagher & Co. Deferred Equity Participation Plan.

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company.

10.39	Option Agreement among Carolyn Kelly, NOx II, Ltd., an Ohio limited liability company, and AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co., dated October 17, 2005.

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005.

13.0	Gallagher’s 2005 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.