Form 10-Q
period 2006-03-31
GALLAGHER ARTHUR J & CO
filed 2006-04-25
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2006 was 96,700,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2006	2005
Commissions	$182.2	$175.8
Retail contingent commissions	1.0	16.7
Fees	131.7	120.4
Investment income - Brokerage and Risk Management	8.3	4.0
Investment income - Financial Services	4.3	30.0
Investment gains (losses)	—	(0.1)

Total revenues	327.5	346.8

Compensation	205.5	193.2
Operating	73.6	69.5
Investment expenses	4.4	26.4
Interest	2.1	2.6
Depreciation	7.4	8.5
Amortization	5.5	5.3
Litigation related matters	—	131.0
Retail contingent commission related matters	—	35.0

Total expenses	298.5	471.5

Earnings (loss) from continuing operations before income taxes	29.0	(124.7)
Provision (benefit) for income taxes	11.9	(51.1)

Earnings (loss) from continuing operations	17.1	(73.6)

Discontinued operations:
Earnings from discontinued operations before income taxes	—	0.1
Loss on disposal of operations	—	(3.1)
Provision for income taxes	—	2.4

Earnings (loss) from discontinued operations	—	(5.4)

Net earnings (loss)	$17.1	$(79.0)

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.18	$(.80)
Earnings (loss) from discontinued operations	—	(.05)

Net earnings (loss)	$.18	$(.85)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$.17	$(.80)
Earnings (loss) from discontinued operations	—	(.05)

Net earnings (loss)	$.17	$(.85)

Dividends declared per common share	$.30	$.28

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
Cash and cash equivalents	$184.0	$317.8
Restricted cash	513.6	518.3
Unconsolidated investments - current	30.7	43.2
Premiums and fees receivable	1,282.6	1,396.8
Other current assets	119.2	125.7

Total current assets	2,130.1	2,401.8
Unconsolidated investments - noncurrent	66.2	68.6
Fixed assets related to consolidated investments - net	124.3	126.0
Other fixed assets - net	62.8	59.1
Deferred income taxes	235.3	236.1
Other noncurrent assets	85.5	79.7
Goodwill - net	259.6	245.7
Amortizable intangible assets - net	171.3	172.5

Total assets	$3,135.1	$3,389.5

Premiums payable to insurance and reinsurance companies	$1,804.5	$1,917.4
Accrued compensation and other accrued liabilities	236.7	378.3
Unearned fees	33.1	35.7
Income taxes payable	21.1	24.6
Other current liabilities	17.7	25.0
Corporate related borrowings	—	—
Investment related borrowings - current	6.3	5.3

Total current liabilities	2,119.4	2,386.3
Investment related borrowings - noncurrent	106.0	107.6
Other noncurrent liabilities	130.8	126.5

Total liabilities	2,356.2	2,620.4

Stockholders’ equity:
Common stock - issued and outstanding 96.7 shares in 2006 and 95.7 shares in 2005	96.7	95.7
Capital in excess of par value	236.9	216.3
Retained earnings	451.7	463.7
Accumulated other comprehensive earnings (loss)	(6.4)	(6.6)

Total stockholders’ equity	778.9	769.1

Total liabilities and stockholders’ equity	$3,135.1	$3,389.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Three-month period ended March 31,
	2006	2005
Cash flows from operating activities:
Earnings (loss) from continuing operations	$17.1	$(73.6)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided (used) by operating activities:
Net loss on investments and other	—	0.1
Depreciation and amortization	12.9	13.8
Amortization of deferred compensation and restricted stock	1.8	2.7
Stock-based compensation expense	4.3	2.2
Decrease (increase) in restricted cash	4.6	(17.2)
Decrease in premiums receivable	117.0	53.0
Decrease in premiums payable	(112.9)	(15.7)
Decrease in other current assets	15.9	16.8
(Decrease) increase in accrued compensation and other accrued liabilities	(143.9)	102.6
Net change in fees receivable/unearned fees	(5.4)	(0.3)
Net change in income taxes payable	(3.5)	(30.8)
Tax benefit from issuance of common stock	—	4.1
Net change in deferred income taxes	4.1	(35.4)
Other	(6.1)	(6.1)

Net cash (used) provided by operating activities of continuing operations	(94.1)	16.2
Earnings (loss) from discontinued operations	—	(5.4)
Net loss on sales of discontinued operations	—	3.1

Net cash (used) provided by operating activities	(94.1)	13.9

Cash flows from investing activities:
Net additions to fixed assets	(9.4)	(4.7)
Cash paid for acquisitions, net of cash acquired	(14.3)	(13.0)
Proceeds from sales of discontinued operations	—	3.2
Other	—	2.1

Net cash used by investing activities	(23.7)	(12.4)

Cash flows from financing activities:
Proceeds from issuance of common stock	9.1	9.4
Tax benefit from issuance of common stock	2.9	—
Repurchases of common stock	(0.6)	—
Dividends paid	(26.8)	(23.0)
Borrowings on line of credit facilities	—	0.5
Borrowings of long-term debt	—	0.1
Repayments of long-term debt	(0.6)	(0.8)

Net cash used by financing activities	(16.0)	(13.8)

Net (decrease) increase in cash and cash equivalents	(133.8)	(12.3)
Cash and cash equivalents at beginning of period	317.8	224.6

Cash and cash equivalents at end of period	$184.0	$212.3

Supplemental disclosures of cash flow information:
Interest paid	$2.1	$3.4
Income taxes paid	8.5	12.7

See notes to consolidated financial statements.

Notes to March 31, 2006 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is principally generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, equity securities, and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in 120 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2005 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the prior year consolidated financial information disclosed herein in order to conform to the current year’s presentation.

2. Effect of New Accounting Pronouncements

Effective January 1, 2006, Gallagher adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No.123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” See Note 8 to the consolidated financial statements for a discussion on accounting for employee stock options and the impact of SFAS 123(R) on Gallagher’s 2006 operating results.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					March 31, 2006
					LOCs & Financial Guarantees
	March 31, 2006		December 31, 2005			Funding Commitments
	Current	Noncurrent	Current	Noncurrent
Unconsolidated Investments:

Direct and indirect investments in Asset Alliance Corporation (AAC):
Common stock	$—	$16.2	$—	$15.5	$—	$—
Preferred stock	0.1	13.3	0.1	13.3	—	—
Debentures	13.4	—	13.2	—	—	—
Indirectly held	—	1.3	—	1.4	—	—

Total AAC	13.5	30.8	13.3	30.2	—	—

Low income housing (LIH) developments:
Bridge loans	5.5	—	5.4	—	—	—
Partnership interests	—	1.0	—	1.1	—	—
LIH Developer	—	9.1	—	8.9	—	—

Total LIH developments	5.5	10.1	5.4	10.0	—	—

Alternative energy investments:
IRC Section 29 Syn/Coal production receivables	3.9	—	14.9	—	—	—
IRC Section 29 Syn/Coal unamortized assets	6.4	5.0	6.5	6.7	—	—
Equity interest in biomass projects and pipeline	0.1	13.2	0.1	13.9	—	—
Clean energy related	—	0.6	—	0.7	—	0.7

Total alternative energy investments	10.4	18.8	21.5	21.3	—	0.7

Real estate, venture capital and other investments	1.3	6.5	3.0	6.7	17.0	0.6

Total unconsolidated investments	$30.7	$66.2	$43.2	$68.2	$17.0	$1.3

Asset Alliance Corporation - Through common stock, preferred stock and debt investments, Gallagher effectively owns 25% of AAC, an investment management company that owns up to a two-thirds interest in ten private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which totaled approximately $3.3 billion at March 31, 2006. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

In 2002, Beacon Hill Asset Management LLC (Beacon Hill) withdrew from managing hedge fund portfolios for AAC due to various legal, contractual and business issues. In 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. AAC’s motion to dismiss the lawsuit against AAC and other unrelated parties stemming from AAC’s 50% ownership of Beacon Hill was granted in part and denied in part. Gallagher is unable to estimate the impact, if any, this lawsuit may have on AAC and the resulting impact, if any, on Gallagher’s carrying value of its AAC investment.

Low Income Housing (LIH) Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings and carry interest rates ranging from 4.00% to the prime rate, which was 7.75% at March 31, 2006. The loans are generally outstanding for twelve to thirty-six months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At March 31, 2006, Gallagher owned limited partnership interests in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Eleven of the LIH developments have been determined to be variable interest entities (VIE), as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At March 31, 2006, total assets and total debt of these developments were approximately $67.0 million and $52.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $1.0 million at March 31, 2006, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 27% ownership interest in the company that is the developer and/or syndicator of a number of Gallagher’s LIH development investments. The LIH Developer has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 82% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At March 31, 2006, the LIH Developer had total assets of approximately $24.0 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $9.1 million at March 31, 2006, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At March 31, 2006, two of the IRC Section 29-related Syn/Coal limited partnerships are consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments are carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

IRC Section 29 Production Receivables represent the uncollected installment sale proceeds as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties.

Four of the six Biomass projects have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At March 31, 2006, total assets and total debt of these investments were approximately $5.0 million and $3.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at March 31, 2006, which equaled the net aggregate carrying value of its investments.

As part of selling its interests in IRC Section 29-related Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At March 31, 2006, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $15.1 million, net of the applicable income tax benefit. Gallagher did not record any liability in its March 31, 2006 consolidated balance sheet for these potential indemnifications. As part of selling its interests in IRC Section 29-related Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its March 31, 2006 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for the potential exposures related to Syn/Coal as of March 31, 2006.

IRC Section 29 Unamortized Assets primarily represent the remaining book value related to the IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the amortization of the bases of the assets sold, be recognized ratably over time against the installment sale proceeds received as a component of investment income. The amortization period is based on the expected life of the IRC Section 29-related tax credits. IRC Section 29 unamortized assets also include the remaining book value of the portion of the IRC Section 29-related Syn/Coal limited partnerships that Gallagher owns. The remainder of these investments are carried at amortized cost.

IRC Section 29-related Syn/Coal Matters - The Permanent Subcommittee on Investigations of the Government Affairs Committee of the U.S. Senate (Subcommittee) is conducting an ongoing investigation of potential abuses of tax credits by producers of synthetic fuel under IRC Section 29. The Subcommittee Chairman, in a memorandum updated in March 2005, has stated that the investigation is examining the utilization of IRC Section 29-related Syn/Coal Credits, the nature of the technologies and the fuels created, the use of these fuels, and other aspects of IRC Section 29. The memorandum also states that the investigation will address the IRS’s administration of IRC Section 29-related Syn/Coal Credits.

Gallagher continues to believe it is claiming IRC Section 29-related Syn/Coal Credits in accordance with IRC Section 29 and four PLRs previously obtained by IRC Section 29-related Syn/Coal partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them. In that regard, one of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an interest was under examination by the IRS for the tax year 2000 and in March 2004, Gallagher was notified that the examination was closed without any changes being proposed.

The IRS is continuing to audit taxpayers claiming IRC Section 29-related Syn/Coal Credits with respect to a variety of issues. The partnerships in which Gallagher has an interest may be audited in the future, and any such audit could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal Credits or cause it to be subject to liability under indemnification obligations related to the prior sale of interests in partnerships claiming IRC Section 29-related Syn/Coal Credits. Furthermore, IRC Section 29-related Syn/Coal Credits have been controversial both politically and administratively, and no assurance can be given that the IRS will not in the future discontinue issuing PLRs, issue administrative guidance adverse to Gallagher’s interests, or support the enactment of legislation to curtail or repeal IRC Section 29. A bill to repeal IRC Section 29 was introduced in the U.S. House of Representatives in 2005 that was not enacted, but a similar bill could be reintroduced in a future session and any such action could potentially result in the curtailment or repeal of IRC Section 29-related Syn/Coal Credits prior to the end of 2007, when the IRC Section 29-related Syn/Coal Credits expire under current law. Similarly, future administrative or judicial decisions could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal Credits or cause it to be subject to liability under indemnification obligations related to prior sales of partnership interests.

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the IRC Section 29-related Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at March 31, 2006 relating to the disallowance of the IRC Section 29-related Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$210.3	$116.2
Installment sale proceeds subject to indemnification	264.7	64.8
Net carrying value of assets held at March 31, 2006	5.9	5.9

Total exposure	$480.9	$186.9

IRC Section 29 tax credits expire on December 31, 2007 if the law is not extended. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices,” as determined by the IRS. Management estimates that the Market Wellhead Price in 2006 would need to average approximately $55.00 to start a phase-out and average approximately $69.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2006 averaged $63.31 through March 31, 2006. The ending NYMEX Price at March 31, 2006 was $66.63. The average daily NYMEX Price for 2006 through April 17, 2006 was $63.94. The ending NYMEX Price at April 17, 2006 was $70.30. The NYMEX Price averaged $6.04 above the Market Wellhead Price for 2005. There can be no assurance that future oil prices will average under future phase-out levels.

In first quarter 2006, Gallagher idled the two IRC Section 29-related Syn/Coal facilities that generate substantially all of the IRC Section 29-related tax credits for Gallagher. If oil prices decrease later in 2006, Gallagher believes it could restart the two facilities and production levels in the last half of 2006 could produce tax credits sufficient to lower Gallagher’s overall tax rate to approximately 28% to 33% for full year 2006. In addition, Gallagher has explored financial hedging strategies with respect to its IRC Section 29-related Syn/Coal facilities, but they are currently not believed to be cost effective. At March 31, 2006, the remaining carrying value of the five facilities and other related assets totaled $17.0 million. Gallagher has historically (and expects to continue to) depreciated/amortized these assets at approximately $2.0 million per quarter. If Gallagher chooses to either permanently shut down the facilities or enter into a significantly prolonged idle period, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings in the period that such a determination is made.

Litigation related matters in 2005 represent a pretax charge of $131.0 million ($84.2 million after tax) recorded by Gallagher in first quarter 2005. On February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million, which was paid to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million, which was paid to Headwaters on January 4, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007. The first quarter 2005 litigation charge provides for amounts related to this settlement, including the $120.0 million of settlement costs, together with litigation, bonding and other costs of approximately $11.0 million. In connection with the Headwaters licensing agreement, Gallagher recorded $2.7 million of royalty expense in first quarter 2006, which was included in investment expenses, based on the IRC Section 29-related Syn/Coal production volume and an assumed 53% phase-out. At full production and no phase-out, the maximum annual royalty in 2006 and 2007 would be equal to $20.0 million of AJGFS’ estimated annual pre-royalty, pretax earnings of $40.0 million from these two facilities.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean energy related - This investment represents Gallagher’s ownership interest in a privately-owned, multi-pollutant reduction venture, Chem-Mod LLC (Chem-Mod) which possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at three full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an indirect additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution for the entire world, excluding the U.S. and Canada (the equity interest and option rights in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.6 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders have retained an investment banking firm to help evaluate a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher entered into a new funding commitment of $4.7 million related to another clean energy related venture.

Bermuda Insurance Investments - Prior to July 2005, Gallagher had an equity investment (less than 2% ownership) in Allied World Assurance Holdings, Ltd (AWAH), which is a Bermuda based insurance and reinsurance company founded in 2001. This investment was carried at cost. In second quarter 2005, Gallagher received a $5.8 million distribution from AWAH, of which $2.1 million was deemed a dividend and $3.7 million was a deemed return of capital. In third quarter 2005, Gallagher sold its remaining interest of $16.3 million in this investment for cash. No gain or loss resulted from this sale.

Real Estate, Venture Capital and Other Investments - At March 31, 2006, Gallagher had investments in three real estate ventures with a net carrying value of $1.5 million in the aggregate, the largest of which was $0.9 million. Gallagher also had investments in five venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $6.3 million, the largest of which was $4.7 million. Three of the eight investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At March 31, 2006, total assets and total debt of these three investments were approximately $10.0 million and $26.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.3 million at March 31, 2006, which equaled the net aggregate carrying value of these investments.

In addition to the investments discussed above, Gallagher had LOCs outstanding at March 31, 2006 totaling $17.0 million, $12.6 million of which guarantees $12.4 million related to bonds issued by the Florida Community Development during Gallagher’s ownership of that development (see discussion below in consolidated investments) and $4.4 million related to the reclamation of a former IRC Section 29-related Syn/Coal site.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in four investment enterprises, which are consolidated into Gallagher’s consolidated financial statements: a real estate partnership, an airplane leasing limited liability company and two IRC Section 29-related Syn/Coal facilities.

The real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. In 2004, Gallagher purchased a 98% equity interest in an IRC Section 29-related Syn/Coal production facility that had previously been operated by Gallagher through a facility rental agreement. The purchase price was made with an $11.1 million seller-financed note payable that is non-recourse to Gallagher. Principal and interest payments are only required when the facility is operating and generating IRC Section 29-related Syn/Coal Credits. The other IRC Section 29-related Syn/Coal investment represents Gallagher’s 99% equity interest in an IRC Section 29-related Syn/Coal facility. Both of these investments are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits.

In fourth quarter 2005, Gallagher began to explore opportunities to sell its home office land and building. Gallagher has received several indications of interest to purchase its investment in its home office land and building. Formal terms are in negotiation and Gallagher expects due diligence to be complete in second quarter 2006. No definitive agreement has been executed and no closing date has yet been determined. If a sale occurs, Gallagher expects to sell the building for an amount approximately equal to its net book value. However, under GAAP, if Gallagher incurs a loss on the sale, the loss will be recorded in current period earnings, while any gain would be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

Prior to second quarter 2005, Gallagher had an 80% investment in a limited partnership that is developing an 11,000-acre community near Orlando, Florida (Florida Community Development). In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain on the sale of $12.6 million in second quarter 2005. Terms of the transaction require Gallagher to continue to post a $12.6 million letter of credit to guarantee $12.4 million of bonds issued by the Florida Community Development. Gallagher is fully indemnified by an affiliate of the purchaser and in consideration for posting the LOC, will receive cash compensation sufficient to cover its costs plus 1% of certain future cash flow residuals from the Florida Community Development. In Gallagher’s previously reported financial information, the Florida Community Development’s operating results were included in the Financial Services Segment, which were reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented. See Note 5 to the consolidated financial statements for a discussion on discontinued operations.

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			March 31, 2006
	March 31, 2006	December 31, 2005	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$102.0	$101.9	$—	$—
Accumulated depreciation	(18.2)	(18.3)	—	—
Non-recourse borrowings - current	(1.0)	(0.9)	—	—
Non-recourse borrowings - noncurrent	(71.9)	(72.2)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	3.6	4.0	3.0	—

Net investment	11.5	11.5	3.0	—

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(18.6)	(17.7)	—	—
Non-recourse borrowings - current	(2.0)	(1.9)	—	—
Non-recourse borrowings - noncurrent	(27.5)	(28.0)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.5)	(0.4)	—	—

Net investment	3.2	3.8	—	—

IRC Section 29 Syn/Coal partnerships:
Fixed assets	15.6	15.6	—	—
Accumulated depreciation	(8.3)	(7.3)	—	—
Non-recourse borrowings - current	(3.3)	(2.5)	—	—
Non-recourse borrowings - noncurrent	(3.6)	(4.4)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.3)	(1.3)	—	—

Net investment	0.1	0.1	—	—

Total consolidated investments:
Fixed assets	169.4	169.3	—	—
Accumulated depreciation	(45.1)	(43.3)	—	—
Non-recourse borrowings - current	(6.3)	(5.3)	—	—
Non-recourse borrowings - noncurrent	(103.0)	(104.6)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	2.8	2.3	3.0	—

Net investment	$14.8	$15.4	$3.0	$—

As presented in the above table, three of the four remaining investment related enterprises have borrowings related to their assets as of March 31, 2006. See Note 13 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At March 31, 2006, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$14.8
Recourse portion of debt	3.0
LOCs, financial guarantees and funding commitments	—

Maximum exposure	$17.8

Impairment Reviews - Gallagher has a management investment committee that meets ten to twelve times per year to review its investments. For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist, include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

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

4. Business Combinations

During the three-month period ended March 31, 2006, Gallagher acquired substantially all the net assets of the following insurance brokerage firm in exchange for its common stock and cash. This acquisition has been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payable
	(000s)
Benefit Management Group, Inc. (BMG) January 1, 2006	132	$3.6	$10.3	$—	$0.5	$14.4	$4.2

	132	$3.6	$10.3	$—	$0.5	$14.4	$4.2

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The earnout payable that is disclosed in the foregoing table represents the maximum amount of additional consideration that could be paid pursuant to the purchase agreement related to this acquisition. This potential earnout obligation is primarily based upon future earnings of the acquired entity and was not included in the purchase price that was recorded for this acquisition at its acquisition date because it is not fixed and determinable. Future payments made under this arrangement, if any, will generally be recorded as additional goodwill when the earnout is settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2006 related to acquisitions made by Gallagher in the period from 2002 to 2006 was $82.4 million.

During the three-month period ended March 31, 2006, Gallagher paid $3.9 million in cash and accrued $2.3 million in current liabilities related to earnout obligations of five acquisitions made prior to 2006 and recorded additional goodwill of $3.5 million.

The following is a summary of the estimated fair values of the assets acquired at the date of the acquisition based on preliminary purchase price allocations (in millions):

	BMG	Total
Current assets	$0.2	$0.2
Fixed assets	—	—
Goodwill	6.6	6.6
Expiration lists	7.1	7.1
Non-compete agreements	0.5	0.5

Total net assets acquired	$14.4	$14.4

Acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $6.6 million, $7.1 million and $0.5 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to this acquisition are currently being amortized on a straight-line basis over a useful life of fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2006 and 2005. The $7.1 million of expiration lists and $0.5 million of non-compete agreements related to the 2006 acquisition, are expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2006 include the operations of the entity acquired from the date of its acquisition. The following is a summary of the unaudited pro forma historical results, as if the purchased entity had been acquired at January 1, 2005 (in millions, except per share data):

	Three-month period ended March 31,
	2006	2005
Total revenues	$327.5	$348.1
Earnings (loss) from continuing operations	17.1	(73.1)
Basic earnings (loss) from continuing operations per share	.18	(.79)
Diluted earnings (loss) from continuing operations per share	.17	(.79)

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at January 1, 2005, nor is it necessarily indicative of future operating results. Annualized revenues of the entity acquired in 2006 totaled approximately $5.0 million.

5. Discontinued Operations

In first quarter 2005, Gallagher entered into an agreement to sell the net assets of Northshore International Insurance Services (NiiS), a medical claims management and auditing services provider, for cash of $4.8 million. Gallagher recognized a pretax loss of $12.7 million ($12.3 million after tax loss) in first quarter 2005 in connection with the sale. In Gallagher’s previously reported financial information, NiiS’s operating results were included in the Brokerage Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented.

In first quarter 2005, Gallagher entered into an agreement to sell all of the stock of Gallagher Benefit Administrators, Inc. (GBA), a third party employee benefit claim payment administrator, for cash of $9.2 million and a promissory note in the amount of $4.4 million. Gallagher recognized a pretax gain of $9.6 million ($6.8 million after tax gain) in first quarter 2005 in connection with the sale. The promissory note has a 10% fixed rate of interest, with interest only payments payable monthly through August 22, 2007, when the note matures. In Gallagher’s previously reported financial information, GBA’s operating results were included in the Risk Management Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented.

In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain of $12.6 million ($7.6 million after tax gain) in second quarter 2005 in connection with the sale. In Gallagher’s previously reported financial information, the Florida Community Development’s operating results were included in the Financial Services Segment, which have been reclassified to discontinued operations in the accompanying consolidated statement of earnings for all periods presented.

Total revenues reclassified to discontinued operations for the three-month period ended March 31, 2005 were $10.1 million.

6. Credit and Other Debt Agreements

On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

The Credit Agreement provides that Gallagher may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars shall be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on LOCs in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on LOCs in currencies other than U.S. dollars under the Credit Agreement are based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of .400%, .500%, .600% or .800%, depending on the financial leverage ratio maintained by Gallagher. Interest rates on swing loans are based, at the election of Gallagher, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .100%, .125%, .150% or .200% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio maintained by Gallagher. In connection with entering into the Credit Agreement, Gallagher incurred approximately $1.4 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2006. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. Gallagher’s obligations under the Credit Agreement are unconditionally guaranteed by several of its wholly-owned subsidiaries.

At March 31, 2006, $33.2 million of LOCs (for which Gallagher has $9.0 million of liabilities recorded as of March 31, 2006) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 13 to the consolidated financial statements. There were no borrowings outstanding under the revolving credit commitment at March 31, 2006. Accordingly, as of March 31, 2006, $416.8 million remained available for potential borrowings, of which $91.8 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	March 31, 2006	December 31, 2005
Corporate related borrowings:
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 2010	$—	$—

Investment related borrowings:
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008, subject to prepayment provisions	75.9	76.1

Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, fixed rate of 5.38%,balloon payment 2011	29.5	29.9

Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	6.9	6.9

	$112.3	$112.9

See Note 13 for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in millions, except per share data):

	Three-month period ended March 31,
	2006	2005
Earnings (loss) from continuing operations	$17.1	$(73.6)
Earnings (loss) from discontinued operations	—	(5.4)

Net earnings (loss)	$17.1	$(79.0)

Weighted average number of common shares outstanding	96.1	92.5
Dilutive effect of stock options using the treasury stock method	1.7	2.3

Weighted average number of common and common equivalent shares outstanding	97.8	94.8

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.18	$(.80)
Earnings (loss) from discontinued operations	—	(.05)

Net earnings (loss)	$.18	$(.85)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$.17	$(.80)
Earnings (loss) from discontinued operations	—	(.05)

Net earnings (loss)	$.17	$(.85)

Options to purchase 8.5 million and 5.9 million shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option-Based Compensation

In 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS 123.” Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded prior to January 1, 2003. The change to the fair value method of accounting was being applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made subsequent to January 1, 2003 through participation in Gallagher’s employee stock purchase plan.

In 2004, the FASB issued SFAS No.123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) superseded APB 25 and amended SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, which, Gallagher adopted on a prospective basis in 2003. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the vesting period based on their grant date fair values.

Gallagher adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method to account for share-based payments made to employees. The modified-prospective method is similar to the modified-prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Gallagher used the Black-Scholes formula to estimate the value of stock options granted to employees in 2005 and prior and has continued to use this acceptable option valuation model in 2006. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because Gallagher adopted SFAS 123 using the prospective method, which applied only to awards granted, modified or settled after the adoption date, compensation cost for some previously granted awards that were not recognized under SFAS 123 is now being recognized under SFAS 123(R). Beginning in 2006, Gallagher is applying the provisions of SFAS 123(R) to all unvested awards granted prior to the adoption of SFAS 123 (prior to January 1, 2003) for recognition of share-based payments to employees.

SFAS 123(R) requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, Gallagher will adjust its existing policy for recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted.

SFAS 123(R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than as an operating cash flow as required previously. This change in presentation in the accompanying consolidated statement of cash flows has reduced net operating cash flows and increased net financing cash flows by $2.9 million for the three-month periods ended March 31, 2006. SFAS 123(R) also requires the unearned deferred compensation and unearned restricted stock be recorded as reductions in capital in excess of par rather than as contra equity accounts in stockholders’ equity as required previously. This change in presentation in the accompanying consolidated balance sheet has reduced capital in excess of par by $25.3 million and $19.8 million at March 31, 2006 and December 31, 2005, respectively, but had no impact on total stockholders’ equity as of either date.

During the three-month periods ended March 31, 2006 and 2005, Gallagher recognized $4.3 million and $2.2 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan. In first quarter 2006, Gallagher incurred $1.4 million of additional stock based compensation expense ($0.9 million after tax) due to the adoption of SFAS 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003. Diluted net earnings per share were reduced by $.01 in first quarter 2006 due to the adoption of SFAS 123(R).

At March 31, 2006, Gallagher has four stock option-based employee compensation plans, which are described more fully in Note 11 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares at the date of grant. For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, Gallagher accounted for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognized no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings from continuing operations and earnings from continuing operations per share for the three-month period ended March 31, 2005, if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

Earnings (loss) from continuing operations, as reported	$(73.6)
Add: Stock-based employee compensation expense included in reportednet earnings, net of related tax effects	1.7
Deduct: Total stock option-based employee compensation expensedetermined under fair value based method for all awards, net ofrelated tax effects	(2.5)

Pro forma earnings (loss) from continuing operations	$(74.4)

Basic earnings (loss) from continuing operations per share - pro forma	$(.80)
Diluted earnings (loss) from continuing operations per share - pro forma	(.80)

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

In first quarter 2006 and 2005, Gallagher contributed $4.3 million and $4.7 million, respectively, to the plan through the issuance of 148,000 and 157,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2006 and 2005, $0.9 million and $0.4 million, respectively, was charged to compensation expense related to this plan. At March 31, 2006 and December 31, 2005, $18.0 million and $14.5 million, respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

10. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As of March 31, 2006, 3.6 million shares are available for grant under this plan.

In first quarter 2006 and 2005, Gallagher granted 104,000 and 124,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $3.0 million and $3.7 million, respectively, at the date of grant. The 2006 and 2005 restricted stock awards generally vest annually on a pro rata basis as follows (in actual shares):

	Shares Granted
Vesting Period	2006	2005
One year - beginning in March 2006	—	21,000
Two years - beginning in March 2007 and 2006, respectively	50,000	53,000
Three years - beginning in February 2006	—	50,000
Four years - beginning in March 2007	19,000	—
Five years - beginning in March 2007	35,000	—

Total shares granted	104,000	124,000

Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2006 and 2005, $0.9 million and $2.3 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2006. At March 31, 2006 and December 31, 2005, $7.3 million and $5.3 million, respectively, of unearned restricted stock was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of first day of the quarterly offering period of each calendar year). Effective as of the end of first quarter 2006, Gallagher issued 0.1 million shares of common stock in the quarter to employees who participated in the ESPP during the quarter at an aggregate purchase price of $3.1 million, or $23.64 per share. Effective as of the end of first quarter 2005, Gallagher issued 0.1 million shares of common stock in the quarter to employees who participated in the ESPP during the quarter at an aggregate purchase price of $3.0 million, or $24.48 per share. Currently, there are 3.1 million shares reserved for future issuance. During the three-month periods ended March 31, 2006 and 2005, $0.5 million and $0.5 million, respectively, was charged to compensation expense related to the common stock issued under the ESPP.

12. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. Prior to July 1, 2005, Gallagher accounted for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employers’ Accounting for Pensions.” In second quarter 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005, which resulted in Gallagher recognizing a curtailment gain of $10.0 million.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2006	2005
Service cost - benefits earned during the year	$—	$5.3
Interest cost on benefit obligation	2.6	3.0
Expected return on plan assets	(3.4)	(3.0)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	—	0.3

Net periodic benefit cost (income)	$(0.8)	$5.7

In 2006, Gallagher does not anticipate making any contributions to the pension plan. This expected level of funding is based on the plan being frozen and substantially funded at March 31, 2006. In addition, Gallagher expects there will be no minimum contribution required under the IRC. During the three-month period ended March 31, 2005, Gallagher contributed $4.5 million to the plan.

13. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at March 31, 2006 are as follows (in millions):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Investment related borrowings:
Home office mortgage loan	0.7	1.1	74.1	—	—	—	75.9
Airplane leasing company debt	1.5	2.1	2.2	2.3	2.5	18.9	29.5
Syn/Coal facility purchase note	2.5	3.5	0.9	—	—	—	6.9

Total debt obligations	4.7	6.7	77.2	2.3	2.5	18.9	112.3
Operating lease obligations	48.9	60.6	49.4	41.7	35.2	70.5	306.3
Net Syn/Coal purchase commitments	4.6	3.0	—	—	—	—	7.6
Outstanding purchase obligations	4.1	—	—	—	—	—	4.1

Total contractual obligations	$62.3	$70.3	$126.6	$44.0	$37.7	$89.4	$430.3

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At March 31, 2006, $33.2 million of LOCs (of which Gallagher has $9.0 million of liabilities recorded as of March 31, 2006) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 3. There were no borrowings outstanding under the Credit Agreement at March 31, 2006. Accordingly, as of March 31, 2006, $416.8 million remained available for potential borrowings, of which $91.8 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 6 to the consolidated financial statements, at March 31, 2006, the accompanying balance sheet includes $112.3 million of borrowings related to Gallagher’s investment related enterprises of which $3.0 million is recourse to Gallagher. These borrowings are partially secured by the underlying assets of the investment enterprises and support their operations.

Operating Lease Obligations - Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 308,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2011. Gallagher also has a 60% ownership interest in the limited partnership that owns the Two Pierce Place property. This investment is consolidated into Gallagher’s consolidated financial statements.

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

Net IRC Section 29-related Syn/Coal Purchase Commitments - Gallagher has interests in two IRC Section 29-related Syn/Coal facilities that it consolidates. See Note 3 to the consolidated financial statements for additional disclosures regarding these partnerships. The facilities have entered into raw coal purchase and IRC Section 29-related Syn/Coal sales agreements. These agreements terminate immediately in the event the IRC Section 29-related Syn/Coal produced ceases to qualify for credits under IRC Section 29 or upon termination of either the purchase or sales agreements. The net annual IRC Section 29-related Syn/Coal purchase commitments represent the minimum raw coal purchases at estimated costs less sales of IRC Section 29-related Syn/Coal at estimated prices.

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of March 31, 2006. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2006 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
	2006	2007	2008	2009	2010	Thereafter
Off-Balance Sheet Commitments
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$17.0	$17.0
Financial guarantees	—	—	—	—	—	—	—
Funding commitments	0.7	0.6	—	—	—	—	1.3

Total commitments	$0.7	$0.6	$—	$—	$—	$17.0	$18.3

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. See Note 3 for a discussion of Gallagher’s outstanding LOCs, financial guarantees and funding commitments related to its Financial Services Segment and the Off-Balance Sheet Debt section below for a discussion of other LOCs. All but one of the LOCs represent multiple year commitments but all have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher acquired fifty-four companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligation related to the 2006 acquisition is disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2006 related to acquisitions made by Gallagher in the period from 2002 to 2006 was $82.4 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at March 31, 2006 and December 31, 2005. The balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at March 31, 2006, Gallagher has posted an LOC of $6.5 million related to Gallagher’s self-insurance deductibles, for which it has a recorded liability of $6.0 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for certain of its insurance brokerage operations. At March 31, 2006, Gallagher has posted $6.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is engaged in various legal actions incident to the nature of its business.

Private parties have filed civil litigation against Gallagher under a variety of legal theories relating to, among other things, broker compensation practices. As previously reported, Gallagher is a defendant in a purported class action (Village of Orland Hills v. Arthur J. Gallagher & Co., Case No. 00 CH 13855, pending in the Circuit Court of Cook County, Illinois), which challenges the propriety of alleged “undisclosed contingent commissions” paid pursuant to certain compensation arrangements between Gallagher and various insurance carriers. This action was terminated when Gallagher’s motion for summary judgment was granted in 2002 but was reinstated in 2003 when such ruling was overturned by an intermediate appeals court.

In addition, on October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. against various large insurance brokerage firms and commercial insurers (OptiCare Health Systems Inc. v. Marsh & McLennan Companies, Inc., et al., Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” On February 1, 2006, the plaintiffs filed a second amended complaint that added additional defendants, including two of Gallagher’s subsidiaries, but which otherwise did not contain any new claims or allegations. Since fourth quarter 2004, nine other similar purported class actions have been filed alleging claims similar to those alleged by the plaintiff in the OptiCare litigation. These cases have been, or likely will be, included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey. Additionally, there are three state cases alleging similar claims.

Gallagher believes it has meritorious defenses in all of these cases and intends to defend itself vigorously. However, neither the outcomes of these cases nor their effect upon Gallagher’s business, financial condition or results of operations can be predicted at this time.

See Note 3 for a discussion on a litigation related pretax charge of $131.0 million recorded by Gallagher in first quarter 2005.

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

The material terms of the AVC and actions which have been taken subject to it are as follows:

•	On January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty.

•	The Fund, plus any interest, will be used to compensate Gallagher’s eligible policyholder clients according to procedures set out in the AVC.

•	In third quarter 2005, Gallagher calculated, in accordance with a formula approved by the IL State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those retail policyholders who retained Gallagher’s U.S. offices to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2002 and December 31, 2004 (the Relevant Period) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Gallagher during the Relevant Period (the Eligible Policyholders).

•	On September 30, 2005, Gallagher sent a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a Participating Policyholder). Participating Policyholders must tender a release of claims against Gallagher arising from acts, omissions, transactions or conduct that are the subject of the investigations by the IL State Agencies.

•	As of March 31, 2006, $18.2 million had been claimed from the Fund by eligible policyholders, which was paid to the eligible policyholders on March 31, 2006.

•	In the event that an Eligible Policyholder elected not to participate or otherwise had not responded by December 31, 2005 (a Non-Participating Policyholder), that client’s allocated share may be used by Gallagher to satisfy any pending or other claims asserted by clients relating to the matters covered by the AVC. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share. If any funds remain in the Fund as of December 31, 2007, such funds shall be distributed pro rata to the Participating Policyholders with the approval of the IL State Agencies. In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

On or before December 31, 2005, Gallagher undertook certain changes to business practices, including the following:

•	With respect to U.S.-domiciled retail brokerage agency, producing, consulting or other services, to accept only a specific fee to be paid by the client, a specific fee or a specific percentage commission to be paid by an insurer set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

•	To fully disclose, in plain unambiguous written language, commissions and fees in either dollars or percentage amounts.

•	Not to accept any other material ($500 or more) compensation or consideration from an insurer other than as stated above, including contingent compensation in connection with any retail insurance policy covering U.S. clients or risks.

•	To disclose to each retail client based in the U.S. or with risks in the U.S., at least annually, all compensation received during the preceding year from any insurer or third party in connection with the client’s policy.

•	To implement company-wide written standards of conduct regarding compensation from insurers consistent with the terms of the AVC and institute appropriate training of employees, including business ethics, professional obligations, conflicts of interest, antitrust and trade practices compliance and recordkeeping.

•	To establish a Compliance Committee of Gallagher’s Board of Directors.

•	To maintain a record of all complaints regarding compensation from any insurer, and provide such record to the Compliance Committee.

•	To file annual reports with the IL State Agencies for three years, beginning for the year ended December 31, 2006.

Although the investigation uncovered no evidence of Gallagher having engaged in the practices listed below, Gallagher also agreed:

•	Not to accept or request of any insurer any compensation in connection with Gallagher’s selection of insurance companies from which to solicit bids for its clients.

•	Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurers’ best evaluation at the time, of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

•	Not to request or accept from any insurer any promise or commitment for the use of Gallagher’ services, including reinsurance brokerage, agency or producing services, conditioned upon any arrangement to provide preferential treatment for any insurer.

•	Not to place, renew or service a client’s business through a wholesale broker unless Gallagher discloses to the client all of the compensation to be received, any interest in or contractual agreements Gallagher may have with the wholesale broker, and any alternative to using the wholesale broker.

Gallagher shall not, directly or indirectly, seek or accept indemnification pursuant to any insurance policy with respect to any amounts payable under the AVC.

As allowed under the AVC, Gallagher may accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to three years from the acquisition date.

In 2005, Gallagher recorded a pretax charge of $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices discussed above. In first quarter 2005, Gallagher incurred $35.0 million of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million, which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General, investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in first quarter 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of March 31, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2005, Gallagher began to retain the first $5.0 million of each and every E&O claim. Prior to June 1, 2005, Gallagher retained the first $2.5 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $155.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2006 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $5.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage Segment comprises three operating divisions: Brokerage Services - Retail Division, Specialty Marketing and International, and Gallagher Benefit Services. The Brokerage Segment, for commission or fee compensation, places commercial property/casualty (P/C) and employee benefit-related insurance on behalf of its customers. The Risk Management Segment provides P/C claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. The Financial Services Segment is responsible for managing Gallagher’s investment portfolio. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments for 2006 and 2005 is as follows (in millions):

	Three-month period ended March 31,
	2006	2005
Brokerage
Total revenues	$225.2	$225.3

Earnings (loss) from continuing operations before income taxes	$17.9	$(8.5)

Identifiable assets at March 31, 2006 and 2005	$2,239.6	$2,291.6

Risk Management
Total revenues	$98.0	$91.6

Earnings from continuing operations before income taxes	$15.2	$17.2

Identifiable assets at March 31, 2006 and 2005	$266.4	$229.4

Financial Services
Total revenues	$4.3	$29.9

Earnings (loss) from continuing operations before income taxes	$(4.1)	$(133.4)

Identifiable assets at March 31, 2006 and 2005	$629.1	$692.9

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2006 and the related consolidated statement of earnings for the three-month periods ended March 31, 2006 and 2005, and the consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 24, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional, governmental and personal accounts throughout the U.S. and abroad. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefits market. In addition, Gallagher receives fee revenue related to negotiated fee in lieu of commission arrangements for placement of insurance for its clients in either the P/C market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, tax advantaged and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in 120 countries globally through a network of correspondent brokers and consultants.

Insurance Market Overview

Fluctuations in premiums charged by P/C insurance carriers (Carriers) have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Various factors, including competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, can result in flat or reduced P/C premium rates (a “soft” market). A soft market tends to put downward pressure on commission revenues. Various countervailing factors, such as heavier than anticipated loss experience and capital shortages, can result in increasing P/C premium rates (a “hard” market). A hard market tends to favorably impact commission revenues. Hard and soft markets may be broad-based or more narrowly focused across individual product lines or geographic areas.

For an extended period of years through late 2000 the P/C industry was in a soft market. This pricing pressure, together with a period of natural catastrophes and other losses, resulted in billions of dollars of underwriting losses in the P/C insurance market in the late 1990s and early in 2000. These losses, coupled with subsequent downward pressure on insurance companies’ investment returns due to declining equity markets and interest rates, resulted in a general market hardening in the period from late 2000 through 2003. This market hardening was accentuated in 2001 by the events of September 11th, following which insurance coverage in many lines became less available and premium rates increased, in some cases dramatically. These developments had a positive impact on Gallagher’s 2002 and 2003 operating results.

In 2004 and 2005, the market softened again in many lines and in many geographic areas. However, even with an abnormally high level of hurricane activity and other natural disasters in those years, the market has not hardened and has continued to soften in 2006. For example, the first quarter 2006 survey by the Council of Insurance Agents & Brokers (CIAB) indicates that commercial P/C rates were flat or fell slightly during first quarter 2006, with renewal premiums for half of all account sizes holding steady or dropping between 1% and 10% in first quarter 2006. According to an analysis of CIAB data by Lehman Brothers Equity Research, the average commercial P/C account renewing in first quarter 2006 experienced a rate decline of 2.7%. The CIAB represents the leading domestic and international insurance brokers who write approximately 80% of the commercial P/C premiums in the U.S.

In a period of rising insurance costs, there is resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During the most recent hard market period, some buyers switched to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks. Other buyers moved toward the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for nearly 50% of the total commercial P/C market in the U.S. Gallagher’s brokerage units are very active in these markets as well, which could have a favorable effect on Gallagher’s Risk Management Services Segment. While the gradual movement toward these alternative markets has reduced commission revenue to Gallagher, Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services may continue to be major factors in Gallagher’s fee revenue growth in 2006.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industry. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher is considering, and intends to continue to consider from time-to-time, additional acquisitions on terms that it deems advantageous. At any particular time, Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, will be advantageous to Gallagher.

Contingent Commissions and Other Industry Developments

The insurance industry has come under a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements and other matters. The Attorney General of the State of New York (the New York AG) issued subpoenas to various insurance brokerage firms and Carriers beginning in April 2004. The investigation by the New York AG, among other things, led to its filing a complaint on October 14, 2004 against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. In light of these allegations, Marsh announced on October 15, 2004 that it was suspending its use of contingent commission agreements. On October 26, 2004, Marsh announced that it would permanently eliminate the practice of receiving any form of contingent compensation from Carriers. Within the week following Marsh’s initial announcement, two other large insurance brokerage firms, Willis Group and Aon Corporation, each announced that it would discontinue contingent commission agreements and unwind such arrangements by the end of 2004.

Although the New York AG’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with P/C Carriers, subpoenas were served on a number of group life and disability and traditional health carriers, as well as the insurance brokerage firms who assist in the placement of such types of insurance. At the press conference announcing its complaint against Marsh, the New York AG indicated that its investigation would look across various lines of insurance. In connection with its investigation of the insurance industry, the New York AG brought criminal charges against company executives and employees at various brokers and Carriers, some of which have resulted in guilty pleas being entered.

As previously reported, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund to be distributed to certain eligible policyholder clients. In addition, under the AVC Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to three years from the acquisition date. See Note 13 to the consolidated financial statements for a discussion of the material terms of the AVC. Accordingly, in 2005 Gallagher began to experience reduced contingent commission revenue and it is expected that future contingent commission revenues will continue to be substantially reduced. The reduction in retail contingent commissions, as discussed above, has continued to have a substantial negative impact on Gallagher’s pretax earnings in first quarter 2006 and is expected to continue to have such effect throughout 2006.

In 2004, the New York State Insurance Department commenced an investigation and issued requests to various brokers and Carriers for information, including one of Gallagher’s New York brokerage subsidiaries, concerning contingent commission arrangements. In addition to the IL State Agencies, various other State Attorneys General and other state departments of insurance have also issued subpoenas to Gallagher or initiated investigations relating to Gallagher concerning contingent commissions and other business practices. Gallagher is fully cooperating with each of these investigations.

In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it had adopted model legislation to implement new disclosure requirements related to broker compensation arrangements.

In response to these industry developments, in October 2004 Gallagher retained independent counsel to perform an internal review of certain of its business practices. Such independent counsel completed its internal review and found no evidence that Gallagher had engaged in any price fixing or bid rigging of the type alleged in the New York AG’s October 14, 2004 complaint against Marsh, nor had it engaged in any improper tying arrangements.

Gallagher, along with other major insurance brokerage firms, is also a defendant in various lawsuits brought by private litigants which relate to these practices. Certain of these lawsuits have been included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey. Gallagher cannot predict the outcome of these investigations, regulatory proceedings, and lawsuits, nor their effect upon Gallagher’s business, financial condition or results of operations. See Note 13 to the consolidated financial statements for an additional discussion on these matters.

On December 2, 2004, Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, received a subpoena from the New York AG requesting information in connection with an investigation it is conducting. Gallagher is fully cooperating with this investigation. The subpoena did not seek information concerning Gallagher’s insurance brokerage operations.

In 2005, Gallagher recorded pretax charges totaling $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices, as described above. In first quarter 2005, Gallagher incurred $35.0 million of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million, which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in first quarter 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of March 31, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

Gallagher’s contingent commissions for the three-month periods ended March 31, 2006 and 2005 were $4.1 million and $20.7 million, respectively. The contingent commissions recognized in 2005 by Gallagher generally relate to contingent commission agreements in force during 2004, but received in 2005. As allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired for up to three years from the acquisition date. The amount of contingent commission revenue for the three-month periods ended March 31, 2006 and 2005 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $1.0 million, and $16.7 million, respectively. A summary of revenues recognized in 2005 and 2006 related to retail contingent commission contracts is as follows (in millions):

	1st Q	2nd Q	3rd Q	4th Q	Total
2005	$16.7	$9.4	$2.0	$0.7	$28.8
2006	1.0

The decrease in contingent commissions in first quarter 2006 compared to first quarter 2005 is indicative of the declining levels of such revenue for Gallagher, which decline is expected to continue in 2006 and future periods and is expected to continue to have a substantial negative impact on Gallagher’s pretax earnings.

Critical Accounting Policies

Gallagher’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005 for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of small premium P/C transactions and a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Intangible Assets

Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the accompanying consolidated balance sheet.

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2006 and 2005. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations and Dispositions

See Notes 4 and 5 to the consolidated financial statements for a discussion on the 2006 business combinations and 2005 dispositions, respectively. In addition, see Note 3 to the consolidated financial statements for a discussion on the disposition of one of Gallagher’s consolidated investments.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues. These commissions are excluded from organic revenues in order to determine the revenue growth that is associated with the revenue sources that will be continuing in 2006 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides the following ratios with respect to its operation results: pretax profit margin before the impact of pretax retail contingent commission related matters and claims handling obligations, compensation expense ratio and operating expense ratio. Pretax profit margin before the impact of pretax retail contingent commission related matters and claims handling obligations represents pretax earnings (loss) from continuing operations before the impact of pretax retail contingent commission related matters divided by total revenues, excluding retail contingent commissions. The compensation expense ratio is derived by dividing compensation expense by total revenues, excluding retail contingent commissions. The operating expense ratio is derived by dividing operating expense by total revenues, excluding retail contingent commissions.

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

	Three-month period ended March 31,		Percent Change
	2006	2005
Commissions	$182.2	$175.8	4%
Retail contingent commissions	1.0	16.7	NMF
Fees	34.7	29.4	18%
Investment income and other	7.3	3.4	115%

Total revenues	225.2	225.3	(0)%

Compensation	149.4	141.8	5%
Operating	49.1	48.4	1%
Depreciation	3.4	3.4	0%
Amortization	5.4	5.2	4%
Retail contingent commission related matters	—	35.0	NMF

Total expenses	207.3	233.8	(11)%

Earnings (loss) from continuing operations before income taxes	17.9	(8.5)	NMF
Provision (benefit) for income taxes	7.4	(7.9)	NMF

Earnings (loss) from continuing operations	$10.5	$(0.6)	NMF

Growth - revenues	0%	11%
Organic growth in commissions and fees	4%	1%
Growth - pretax earnings	NMF	NMF
Compensation expense ratio	67%	68%
Operating expense ratio	22%	23%
Pretax profit margin before retail contingent commission related matters	8%	5%
Effective tax rate	41%	NMF

Identifiable assets at March 31, 2006 and 2005	$2,239.6	$2,291.6

The increase in commissions and fees for the three-month period ended March 31, 2006 was principally due to revenues associated with acquisitions that were made in the last twelve months ($5.1 million). Also contributing to the increase in commissions in 2005 was new business production of $29.0 million, which was offset by renewal rate decreases and lost business of $28.0 million. The increase in fees for the three-month period ended March 31, 2006 was principally due to new business production and renewal rate increases, which aggregated to $8.0 million and was offset by lost business of $3.0 million. The organic growth in commission and fee revenues for the three-month periods ended March 31, 2006 and 2005 was 4% and 1%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $9.2 million in 2006 and $39.8 million in 2005.

Investment income and other, which primarily represents interest income earned on cash and restricted funds, increased in 2006 and 2005 primarily due to increases in short-term interest rates. Also contributing to the increase in 2006 was $2.4 million of one-time gains related to sales of small books of business.

The increase in compensation expense in 2006 compared to 2005 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($8.9 million in the aggregate), and an increase in expense related to stock-based compensation ($2.0 million). These increases were partially offset by the favorable impact of foreign currency translation ($1.3 million) and employee benefit plan cost savings ($4.3 million). The increase in employee headcount in 2006 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

Operating expenses were relatively flat in 2006 compared to 2005. Increases related to acquisitions completed in the last twelve months and inflationary increases in operating expenses were substantially offset by a decrease in business insurance costs ($1.1 million), the favorable impact of foreign currency translation ($0.8 million) and expense savings related to sourcing and other cost containment initiatives put in place in the latter part of 2005.

Depreciation expense was unchanged in 2006 compared to 2005. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2006 was due primarily to amortization expense associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

In 2005, Gallagher recorded pretax charges totaling $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices, as described more fully in Note 13 to the consolidated financial statements and “Management’s Discussion and Analysis – Contingent Commissions and Other Industry Developments”. In first quarter 2005, Gallagher incurred $35.0 million ($21.0 million after tax) of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million ($23.2 million after tax), which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in first quarter 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of March 31, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

The Brokerage Segment’s first quarter 2006 tax rate was 41%, an increase of 18% from 2005. There is significant uncertainty as to what Gallagher’s ultimate 2006 tax rate will be. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2006 compared to 2005.

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

	Three-month period ended March 31,		Percent Change
	2006	2005
Fees	$97.0	$91.0	7%
Investment income	1.0	0.6	67%

Total revenues	98.0	91.6	7%

Compensation	56.1	51.4	9%
Operating	24.5	21.1	16%
Depreciation	2.1	1.8	17%
Amortization	0.1	0.1	—

Total expenses	82.8	74.4	11%

Earnings from continuing operations before income taxes	15.2	17.2	(12)%
Provision for income taxes	6.2	4.0	55%

Earnings from continuing operations	$9.0	$13.2	(32)%

Growth - revenues	7%	13%
Organic growth in fees	7%	12%
Growth - pretax earnings	(12)%	39%
Compensation expense ratio	57%	56%
Operating expense ratio	25%	23%
Pretax profit margin	16%	19%
Effective tax rate	41%	23%

Identifiable assets at March 31, 2006 and 2005	$266.4	$229.4

The increase in fees for the three-month period ended March 31, 2006 was due primarily to new business production of $13.0 million which was offset by renewal rate decreases and lost business of $7.0 million. The organic growth in fee revenues for the three-month periods ended March 31, 2006 and 2005 was 7% and 12%, respectively. Historically, the Risk Management Segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income, which primarily represents interest income earned on Gallagher’s cash and cash equivalents, increased in 2006 primarily due to increases in short-term interest rates.

The increase in compensation expense in 2006 compared to 2005 was primarily due to an increase in the average number of employees and salary increases ($5.1 million in the aggregate) and an increase in stock compensation expense ($0.6 million). These increases were partially offset by the favorable impact of foreign currency translation ($0.3 million) and employee benefit plan cost savings ($0.7 million). The increase in employee headcount in the latter part of 2005 and early in 2006 relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in operating expenses in 2006 from 2005 was due primarily to increases in insurance costs ($1.9 million), lease costs ($0.8 million) and office expenses ($0.5 million), which were partially offset by a decrease in professional services fees ($0.9 million) in 2006.

Depreciation expense increased in 2006 compared to 2005 due to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

Amortization expense was unchanged in 2006 compared to 2005. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Risk Management Segment’s first quarter 2006 tax rate was 41%, an increase of 18% from 2005. There is significant uncertainty as to what Gallagher’s ultimate 2006 tax rate will be. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2006 compared to 2005.

Financial Services

The Financial Services Segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of March 31, 2006 and December 31, 2005 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services Segment is as follows (in millions):

	Three-month period ended March 31,		Percent Change
	2006	2005
Investment income:
Asset Alliance Corporation (AAC) related investments	$0.9	$0.9	0%
Low income housing investments	0.2	(0.1)	300%
IRC Section 29 Syn/Coal facilities:
Three unconsolidated facilities	2.1	12.5	(83)%
Two consolidated facilities	—	12.8	(100)%
Other alternative energy investments	(0.7)	1.0	(170)%
Home office land and building	0.7	1.4	(50)%
Airplane leasing company	0.8	1.0	(20)%
Real estate, venture capital and other investments	0.3	0.5	(40)%

Total investment income	4.3	30.0	(86)%
Investment gains (losses)	—	(0.1)	100%

Total revenues	4.3	29.9	(86)%

Investment expenses:
IRC Section 29 Syn/Coal facilities
Three unconsolidated facilities	3.5	0.9	289%
Two consolidated facilities	0.3	22.6	(99)%
Compensation, professional fees and other	0.6	2.9	(79)%

Total investment expenses	4.4	26.4	(83)%
Interest	2.1	2.6	(19)%
Depreciation	1.9	3.3	(42)%
Litigation related matters	—	131.0	NMF

Total expenses	8.4	163.3	(95)%

Earnings (loss) from continuing operations before income taxes	(4.1)	(133.4)	NMF
Provision (benefit) for income taxes	(1.7)	(47.2)	NMF

Earnings (loss) from continuing operations	$(2.4)	$(86.2)	NMF

Identifiable assets at March 31, 2006 and 2005	$629.1	$692.9

Investment income from AAC related investments primarily represents income associated with Gallagher’s common stock, preferred stock and debt investments in AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the interest and dividend income on its debt and preferred stock investments as it is earned. AAC related income was unchanged in 2006 compared to 2005 primarily due to AAC’s operating results being relatively flat between 2006 and 2005.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using equity method accounting and interest income from bridge loans made by Gallagher related to LIH developments. The increase in LIH income in 2006 compared to 2005 was primarily due to the favorable operating results of the LIH developer in 2006.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from three unconsolidated facilities and income from two consolidated facilities. Income from the three unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operate IRC Section 29-related Syn/Coal facilities. The decrease in income from these investments in 2006 resulted from the estimated reduction in installment sale gains solely due to the assumed phase-out level for 2006 oil prices. Income from the two consolidated facilities relates to Gallagher’s 98% and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities that are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits. The decrease in income from these investments in 2006 was due to Gallagher’s decision to not operate these facilities in first quarter 2006. These facilities were idled in first quarter 2006 due to the assumed phase-out level for 2006 oil prices.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. The decrease in income from these investments was primarily due to a $1.1 million decrease in the earnings in 2006 compared to 2005, using equity method accounting from the entity that operates the Biogas projects and the pipeline.

Investment income from the home office land and building relates to rental income recognized due to Gallagher’s 60% ownership interest in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The decrease in income from this investment was primarily due to the limited partnership receiving an early termination fee from a large non-Gallagher related tenant in first quarter 2005. Total expenses associated with the home office land and building rental income, including interest and depreciation expense, were $0.6 million and $1.7 million in 2006 and 2005, respectively.

Investment income from the airplane leasing company relates to rental income recognized due to Gallagher’s 90% ownership interest in an airplane leasing company that leases two cargo airplanes to the French Postal Service. The decrease in income from this investment was primarily due to the renegotiation of the lease arrangement with the French Postal Service in December 2005. Total expenses associated with this income, including interest and depreciation expense, were $1.4 million and $1.3 million in 2006 and 2005, respectively.

Income from real estate, venture capital and other investments principally relates to Gallagher’s portion of the earnings of these entities accounted for using equity method accounting. The decrease in income from these investments in 2006 compared to 2005 is primarily due to a decline in value of one of the venture capital investment funds.

Investment gains primarily include realized gains and losses that occurred in the respective periods related to write-downs, dispositions and recoveries of venture capital investments. During first quarter 2005, Gallagher realized a $0.6 million gain on the sale of a shopping center investment, a $0.5 million loss from an investment related to the Biogas Project and a loss of $0.2 million as a result of a write-off of a portion of its investment in a multi-pollutant reduction venture. There were no investment gains or losses recognized in first quarter 2006.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, including expenses related to the Headwaters Incorporated (Headwaters) royalty. The increase in investment expenses in 2006 related to the three unconsolidated facilities was primarily due to the $2.7 million accrual of the Headwaters royalty. The decrease in investment expenses in 2006 related to the two consolidated facilities was primarily due to the idling of the two IRC Section 29-related Syn/Coal facilities in first quarter 2006 ($22.3 million). See discussion on litigation related matters below.

The decrease in investment expenses related to compensation, professional fees and other expenses was primarily due to a reduction in incentive compensation and related benefits ($1.3 million). In addition, operating expenses related to the home office land and building and professional fees decreased in 2006 compared to 2005.

The decrease in interest expense in 2006 compared to 2005 was primarily due to selling a Biogas project in second quarter 2005 which had debt.

The decrease in depreciation expense in 2006 compared to 2005 was primarily due to a decrease in depreciation expense at Gallagher’s home office building and at one of the IRC Section 29-related Syn/Coal facilities.

Litigation related matters in 2005 represent a pretax charge of $131.0 million ($84.2 million after tax) recorded by Gallagher in first quarter 2005. On February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million, which was paid to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million, which was paid to Headwaters on January 4, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007. The first quarter 2005 litigation charge provides for amounts related to this settlement, including the $120.0 million of settlement costs, together with litigation, bonding and other costs of approximately $11.0 million. At full production, and assuming no phase-out, the maximum annual royalty in 2006 and 2007 would be equal to $20.0 million of AJGFS’ estimated annual pre-royalty, pretax earnings of $40.0 million from these two facilities. In connection with the Headwaters licensing agreement, Gallagher recorded $2.7 million of royalty expense in first quarter 2006, which was included in investment expenses, based on the IRC Section 29-related Syn/Coal production volume and an assumed 53% phase-out.

The increase in overall effective income tax rate in 2006 primarily reflects the impact of the estimated oil price phase-out of tax credits. In first quarter 2006, Gallagher idled the two IRC Section 29-related Syn/Coal facilities that generate substantially all of Gallagher’s tax credits. If the IRC Section 29-related Syn/Coal facilities remain idle for all of 2006, Gallagher estimates its overall tax rate would be approximately 39.0% to 41.0% for full year 2006. The overall effective income tax rate in 2005 reflects the tax credits generated by investments in limited partnerships that operate alternative energy projects (IRC Section 29) and low income housing, which are partially offset by state and foreign taxes. The effective income tax rate reported in 2005 has been impacted by the marginal income tax (benefit) effect on the two previously discussed litigation related charges that Gallagher recorded in first quarter 2005. Due to the size and nature of the litigation charges, Gallagher recorded an income tax benefit in 2005 using an effective marginal income tax rate of 40.0% for the Brokerage related litigation charge and 35.7% for the Financial Services related litigation charge.

IRC Section 29 tax credits expire on December 31, 2007 and, if the law is not extended, Gallagher’s effective tax rate in 2008 will likely remain at approximately 35.0% to 42.0%. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. The Market Wellhead Prices of domestic crude and the Phase-out Prices as determined by the Internal Revenue Service (IRS) for the last six years are as follows:

	Market Wellhead Price (1)		Phase-out Price (2)
			Starts At	Fully Phased Out At
Calendar Year
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005	50.45		53.20	66.78
2006	55.75	(3)	55.00	69.00

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices.

(2)	Phase-out Prices for 2000 to 2005 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2006 until April 2007. The 2006 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.
(3)	This amount represents an estimated, three-month average of Market Wellhead Prices. The table below shows the published Market Wellhead Price for January 2006 (latest month available). February and March 2006 have been estimated by management:

January	$57.82
February	54.23
March	55.16

Oil prices were considerably higher in 2005 than 2004, but still below the 2005 Phase-out Prices. Because oil prices were substantially below the 2005 Phase-out Price, there was no phase-out for 2005. Management estimates that the Market Wellhead Price in 2006 would need to average approximately $55.00 to start a phase-out and average approximately $69.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2006 averaged $63.31 through March 31, 2006. The ending NYMEX Price at March 31, 2006 was $66.63. The average daily NYMEX Price for 2006 through April 17, 2006 was $63.94. The ending NYMEX Price at April 17, 2006 was $70.30. The NYMEX Price averaged $6.04 above the Market Wellhead Price for calendar year 2005. There can be no assurance that future oil prices will average under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2006, some or all of Gallagher’s IRC Section 29 operations may be curtailed.

Using the information in the preceding paragraph, for calendar year 2006, Gallagher estimates that the NYMEX Price would need to average approximately $61.00 per barrel for calendar year 2006 for any phase-out to begin and average approximately $75.00 per barrel for calendar year 2006 for a complete phase-out.

Information regarding IRC Section 29-related Syn/Coal facilities is as follows:

(1)	It is not possible for Gallagher to predict what oil prices will average for all of calendar year 2006. Accordingly, for purposes of recognizing first quarter 2006 revenues and expenses related to IRC Section 29-related Syn/Coal investments discussed in item (2) below, Gallagher assumed an average 2006 calendar year NYMEX Price of $68.48. This average produces an IRC Section 29 phase out of approximately 53% and was determined by using actual daily closing prices from January 1, 2006 to April 17, 2006 and assuming that oil prices average $70.30 per barrel for the remainder of 2006.

(2)	During first quarter 2006, Gallagher continued to operate its three IRC Section 29-related Syn/Coal facilities that historically have generated pretax income, but relatively few tax credits for Gallagher. First quarter 2006 reported revenues and expenses assume a 53% phase-out, whereas there was no such phase-out in 2005. Reported revenues and expenses related to these three facilities are shown below. In addition, the table shows pro forma amounts for first quarter 2006 with Gallagher’s estimated operating results of these three facilities under two different phase-out scenarios.

	Actual Reported		1st Q 2006 - Pro Forma
(in millions)	1st Q 2006 At 53% Phase-out	1st Q 2005 At 0% Phase-out	At 0% Phase-out	At 100% Phase-out
Installment sale gains	$14.8	$30.1	$31.1	$—
Installment sale expenses	12.7	17.6	17.1	6.9

Net installment sale gains	2.1	12.5	14.0	(6.9)
Direct expenses	3.5	0.9	6.4	0.5

(3)	During first quarter 2006, Gallagher did not operate its two IRC Section 29-related Syn/Coal facilities that historically have generated pretax losses yet produce substantially all of Gallagher’s IRC Section 29-related Syn/Coal tax credits. As a result, Gallagher’s effective tax rate increased from 23% in first quarter 2005 to 41% in first quarter 2006. This would indicate an annual tax rate of 41% for 2006, but due to significant uncertainties discussed below, the annual tax rate may ultimately be different than what Gallagher has currently estimated. Reported revenues and expenses related to these two facilities are shown below. In addition, the table shows pro forma amounts for first quarter 2006 with Gallagher’s estimated operating results of these two facilities under three different phase-out scenarios.

	Actual Reported		1st Q 2006 - Pro Forma Facilities in Production for Entire Quarter
(in millions)	1st Q 2006 Not in Production	1st Q 2005 In Production	At 0% Phase-out	At 53% Phase-out	At 100% Phase-out
Direct revenues	$—	$12.8	$11.4	$11.4	$11.4
Direct expenses	1.3	24.0	22.0	17.2	16.1
Effective tax rate	41%	23%	21%	32%	42%

(4)	At March 31, 2006, the remaining carrying value of the five facilities and other related assets totaled $17.0 million. Gallagher has historically (and expects to continue to) depreciated/amortized these assets at approximately $2.0 million per quarter. If Gallagher chooses to either permanently shut down the facilities or enter into a significantly prolonged idle period, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings in the period that such a determination is made.

(5)	If oil prices decrease later in 2006, Gallagher believes it could restart the two facilities discussed in item (3) above and production levels in the last half of 2006 could produce tax credits sufficient to lower Gallagher’s overall tax rate to approximately 28% to 33% for full year 2006. In addition, Gallagher has explored financial hedging strategies with respect to its IRC Section 29-related Syn/Coal facilities, but they are currently not believed to be cost effective.

(6)	The information provided above is highly dependent on future events and actual results may differ materially. Significant uncertainty with respect to future events include, among others, Gallagher’s ability to cost effectively restart previously idled IRC Section 29-related Syn/Coal facilities, negotiate cost savings with its business associates and partners, available coal stocks and prices, weather, plant operating capacities, oil prices, the actual levels of production by quarter and whether Gallagher elects in the future to pursue hedging strategies. Gallagher cannot at this time predict whether or to what extent it will ultimately be able to benefit from its IRC Section 29-related Syn/Coal facilities nor can Gallagher definitively estimate the revenues, income and/or tax credits that these facilities will provide.

Gallagher is an investor in a privately-owned, multi-pollutant reduction venture, Chem-Mod LLC (Chem-Mod) which possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at three full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the Environmental Protection Agency’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an indirect additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution for the entire world, excluding the U.S. and Canada (the equity interest and option rights in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.6 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders have retained an investment banking firm to help evaluate a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher entered into a new funding commitment of $4.7 million related to another clean energy related venture.

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

The litigation and retail contingent commission related matters had a substantial negative impact on Gallagher’s net cash provided by operating activities in 2005 and first quarter 2006. Such matters are likely to continue to have a substantial unfavorable impact in 2006. As previously discussed, AJGFS has been in the process of reducing its ownership interests in its non-tax advantaged investments, and in 2005, that process was accelerated in anticipation of payments that were needed to be made as a result of the Headwaters litigation matter. The liquidation of AJGFS’ investments along with positive net cash flows from AJGFS’ operating activities provided enough liquidity to fund the payments related to Headwaters litigation matters. Gallagher anticipates that any contingent commission matters in 2006 will be funded by net cash flows from operating activities. If net cash flows from operating activities do not provide the necessary cash flow to cover the contingent commission matters, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs.

Historically, Gallagher’s ability to meet its cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock has substantially depended upon its ability to generate positive cash flows from its operating activities and will continue to do so in the future. However, with respect to Gallagher’s future potential cash requirements related to the repurchases of its common stock, Gallagher could use borrowings under its Credit Agreement to fund such repurchases, if necessary. Cash (used) provided by operating activities was ($94.1 million) and $13.9 million for the three-month periods ended March 31, 2006 and

2005, respectively. The decrease in cash provided by operating activities in 2006 compared to 2005 was primarily due to the $92.1 million of payments made to Headwaters in first quarter 2006 related to the first quarter 2005 settlement and to the $26.9 million Gallagher paid into a fund to be distributed to certain eligible policyholder clients under the AVC. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at March 31, 2006, Gallagher had no Corporate related borrowings outstanding, a cash and cash equivalent balance of $184.0 million and tangible net worth of $348.0 million. Gallagher has a $450.0 million unsecured multicurrency credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. Due to outstanding letters of credit, $416.8 million remained available for potential borrowings at March 31, 2006. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2006.

Except for 2005, Gallagher’s earnings from continuing operations before income taxes have increased every year since 1991. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for the litigation and retail contingent commission related matters and the claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. Acquisitions allow Gallagher to expand into desirable businesses and geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. However, management has no plans to substantially change the nature of the services performed by Gallagher. Gallagher believes that it has the ability to adequately fund future acquisitions through the use of cash and/or its common stock.

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

Currently, Gallagher believes it has sufficient capital to meet its cash flow needs. However, in the event that Gallagher needs capital to fund its operations, and its investing and common stock repurchase requirements, it would use borrowings under its Credit Agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its Credit Agreement have been sufficient to fund Gallagher’s operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the foreseeable future.

Dividends - In the three-month period ended March 31, 2006, Gallagher declared $29.0 million in cash dividends on its common stock, or $.30 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On April 14, 2006, Gallagher paid a first quarter dividend of $.30 per common share to shareholders of record at March 31, 2006, a 7% increase over the first quarter dividend per share in 2005. If each quarterly dividend in 2006 is $.30 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2006 of approximately $8.0 million.

Capital Expenditures - Net capital expenditures were $9.4 million and $4.7 million for the three-month periods ended March 31, 2006 and 2005, respectively. In 2006, Gallagher expects total expenditures for capital improvements to be approximately $35.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase any shares under the plan during the three-month periods ended March 31, 2006 and 2005. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2006, Gallagher was authorized to repurchase approximately 5.0 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time. Gallagher did not repurchase any shares under the plan in 2005 primarily due to anticipated cash needs to fund the Headwaters and AVC related payments in 2005 and first quarter 2006. Gallagher is currently considering the resumption of its common stock repurchase program in 2006.

The common stock repurchases reported in the consolidated statement of cash flows for the three-month period ended March 31, 2006 represent 18,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher to settle an escrow obligation in connection with an acquisition made prior to 2006.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $14.3 million and $13.0 million in the three-month periods ended March 31, 2006 and 2005, respectively. While stock is Gallagher’s preferred “currency” for acquisitions, cash in lieu of stock was used in order to complete the acquisitions in 2005. The increased use of cash for acquisitions correlates with the reduction in common stock repurchases in 2005. Gallagher completed one acquisition and two acquisitions in the three-month periods ended March 31, 2006 and 2005, respectively.

During three-month period ended March 31, 2006, Gallagher paid $3.9 million in cash and accrued $2.3 million in current liabilities related to earnout obligations of five acquisitions made prior to 2006 and recorded additional goodwill of $3.5 million. During the three-month period ended March 31, 2005, Gallagher issued 0.1 million shares of its common stock and paid $1.4 million in cash related to earnout obligations of four acquisitions made prior to 2005 and recorded additional goodwill of $3.4 million.

Dispositions - In first quarter 2005, Gallagher entered into an agreement to sell the net assets of Northshore International Insurance Services, a medical claims management and auditing services provider, for cash of $4.8 million. Gallagher recognized a pretax loss of $12.7 million ($12.3 million after tax loss) in first quarter 2005 in connection with the sale. Also, in first quarter 2005, Gallagher entered into an agreement to sell all of the stock of Gallagher Benefit Administrators, Inc., a third party employee benefit claim payment administrator, for cash of $9.2 million and a promissory note in the amount of $4.4 million. Gallagher recognized a pretax gain of $9.6 million ($6.8 million after tax gain) in first quarter 2005 in connection with the sale. The promissory note has a 10% fixed rate of interest, with interest only payments payable monthly through August 22, 2007, when the note matures. In second quarter 2005, Gallagher sold its ownership interests in the limited partnership that owns the Florida Community Development investment. Pursuant to the transaction, Gallagher received cash of $25.7 million and recorded a pretax gain of $12.6 million ($7.6 million after tax gain) in second quarter 2005 in connection with the sale. See Note 5 to the consolidated financial statements for an additional discussion on the 2005 business dispositions.

In fourth quarter 2005, Gallagher began to explore opportunities to sell its home office land and building. Gallagher has received several indications of interest to purchase its investment in its home office land and building. Formal terms are in negotiation and Gallagher expects due diligence to be complete in second quarter 2006. No definitive agreement has been executed and no closing date has yet been determined. If a sale occurs, Gallagher expects to sell the building for an amount approximately equal to its net book value. However, under GAAP, if Gallagher incurs a loss on the sale, the loss will be recorded in current period earnings, while any gain would be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3, 6 and 13 to the March 31, 2006 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the March 31, 2006 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in information provided to the Securities and Exchange Commission, press releases, its website, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may be subject to reduction due to the elimination of contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or other developments resulting in the loss or unavailability of IRC Section 29-related Syn/Coal Credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2006 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2006 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2006.

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

At March 31, 2006, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would likely approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2006 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2006 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $2.4 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries, where possible, such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk, Gallagher has a foreign currency hedging strategy in place to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s consolidated financial statements for the three-month period ended March 31, 2006.

Item 4. Controls and Procedures

As of March 31, 2006, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of March 31, 2006.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2006	—	$—	—	5,000.0
February 1 to February 28, 2006	—	—	—	5,000.0
March 1 to March 31, 2006	—	—	—	5,000.0

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended since that date to authorize additional shares for repurchase. On July 21, 2005, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. Under the provisions of the repurchase plan, as of March 31, 2006, Gallagher continues to have the capacity to repurchase approximately 5.0 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 25, 2006	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2006

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.