Form 10-Q
period 2006-06-30
GALLAGHER ARTHUR J & CO
filed 2006-07-28
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2006 was 97,200,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2006	2005	2006	2005
Commissions	$214.4	$191.7	$396.6	$367.5
Retail contingent commissions	0.9	9.4	1.9	26.1
Fees	146.3	129.9	278.0	250.3
Investment income - Brokerage and Risk Management	6.9	5.4	15.2	9.4
Investment income - Financial Services	5.5	30.9	9.8	60.9
Investment gains (losses)	(3.4)	3.8	(3.4)	3.7

Total revenues	370.6	371.1	698.1	717.9

Compensation	219.3	189.1	424.8	382.3
Operating	76.5	74.1	150.1	143.6
Investment expenses	12.0	33.2	16.4	59.6
Interest	2.1	3.0	4.2	5.6
Depreciation	7.5	9.0	14.9	17.5
Amortization	5.5	5.3	11.0	10.6
Litigation related matters	—	—	—	131.0
Retail contingent commission related matters	—	—	—	35.0

Total expenses	322.9	313.7	621.4	785.2

Earnings (loss) from continuing operations before income taxes	47.7	57.4	76.7	(67.3)
Provision (benefit) for income taxes	11.1	13.2	23.0	(37.9)

Earnings (loss) from continuing operations	36.6	44.2	53.7	(29.4)

Discontinued operations:
Earnings from discontinued operations before income taxes	—	0.1	—	0.2
Gain on disposal of operations	—	12.6	—	9.5
Provision for income taxes	—	5.1	—	7.5

Earnings from discontinued operations	—	7.6	—	2.2

Net earnings (loss)	$36.6	$51.8	$53.7	$(27.2)

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.38	$.47	$.56	$(.32)
Earnings from discontinued operations	—	.08	—	.03

Net earnings (loss)	$.38	$.55	$.56	$(.29)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$.37	$.46	$.55	$(.32)
Earnings from discontinued operations	—	.08	—	.03

Net earnings (loss)	$.37	$.54	$.55	$(.29)

Dividends declared per common share	$.30	$.28	$.60	$.56

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Cash and cash equivalents	$222.4	$317.8
Restricted cash	609.1	518.3
Unconsolidated investments - current	28.1	43.2
Premiums and fees receivable	1,618.2	1,396.8
Other current assets	122.0	125.7

Total current assets	2,599.8	2,401.8
Unconsolidated investments - noncurrent	62.0	68.2
Fixed assets related to consolidated investments - net	122.9	126.0
Other fixed assets - net	66.5	59.1
Deferred income taxes	246.6	236.1
Other noncurrent assets	83.1	80.1
Goodwill - net	273.3	245.7
Amortizable intangible assets - net	184.1	172.5

Total assets	$3,638.3	$3,389.5

Premiums payable to insurance and reinsurance companies	$2,239.6	$1,917.4
Accrued compensation and other accrued liabilities	242.8	378.3
Unearned fees	34.7	35.7
Income taxes payable	24.5	24.6
Other current liabilities	19.4	25.0
Corporate related borrowings	35.0	—
Investment related borrowings - current	7.2	5.3

Total current liabilities	2,603.2	2,386.3
Investment related borrowings - noncurrent	104.3	107.6
Other noncurrent liabilities	129.6	126.5

Total liabilities	2,837.1	2,620.4

Stockholders’ equity:
Common stock - issued and outstanding 97.2 shares in 2006 and 95.7 shares in 2005	97.2	95.7
Capital in excess of par value	250.9	216.3
Retained earnings	459.1	463.7
Accumulated other comprehensive earnings (loss)	(6.0)	(6.6)

Total stockholders’ equity	801.2	769.1

Total liabilities and stockholders’ equity	$3,638.3	$3,389.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Six-month period ended June 30,
	2006	2005
Cash flows from operating activities:
Earnings (loss) from continuing operations	$53.7	$(29.4)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided (used) by operating activities:
Net loss (gain) on investments and other	3.4	(3.7)
Depreciation and amortization	25.9	28.1
Amortization of deferred compensation and restricted stock	5.7	4.1
Stock-based compensation expense	8.2	4.2
Increase in restricted cash	(79.1)	(41.2)
Increase in premiums receivable	(192.3)	(155.1)
Increase in premiums payable	302.0	218.9
Decrease in other current assets	9.4	21.9
(Decrease) increase in accrued compensation and other accrued liabilities	(137.0)	46.7
Net change in fees receivable/unearned fees	(20.3)	9.1
Net change in income taxes payable	(0.1)	(1.9)
Tax benefit from issuance of common stock	—	8.2
Net change in deferred income taxes	(0.1)	(56.4)
Other	(5.3)	7.7

Net cash (used) provided by operating activities of continuing operations	(25.9)	61.2
Earnings from discontinued operations	—	2.2
Net gain on sales of discontinued operations	—	(9.5)

Net cash (used) provided by operating activities	(25.9)	53.9

Cash flows from investing activities:
Net additions to fixed assets	(19.0)	(11.2)
Cash paid for acquisitions, net of cash acquired	(39.3)	(20.7)
Proceeds from sales of discontinued operations	—	28.5
Other	0.2	2.0

Net cash used by investing activities	(58.1)	(1.4)

Cash flows from financing activities:
Proceeds from issuance of common stock	16.4	17.3
Tax benefit from issuance of common stock	6.7	—
Repurchases of common stock	(12.3)	(1.7)
Dividends paid	(55.8)	(49.1)
Borrowings on line of credit facilities	37.0	1.8
Repayments of line of credit facilities	(2.0)	—
Repayments of long-term debt	(1.4)	(2.3)

Net cash used by financing activities	(11.4)	(34.0)

Net (decrease) increase in cash and cash equivalents	(95.4)	18.5
Cash and cash equivalents at beginning of period	317.8	224.6

Cash and cash equivalents at end of period	$222.4	$243.1

Supplemental disclosures of cash flow information:
Interest paid	$4.7	$6.8
Income taxes paid	16.2	17.4

See notes to consolidated financial statements.

Notes to June 30, 2006 Consolidated Financial Statements (Unaudited)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Gallagher will be required to adopt FIN 48 in first quarter 2007. Gallagher is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					June 30, 2006
					LOCs & Financial Guarantees
	June 30, 2006		December 31, 2005			Funding Commitments
	Current	Noncurrent	Current	Noncurrent
Unconsolidated Investments:

Direct and indirect investments in Asset Alliance Corporation (AAC):
Common stock	$—	$14.0	$—	$15.5	$—	$—
Preferred stock	0.1	13.3	0.1	13.3	—	—
Debentures	12.8	—	13.2	—	—	—
Indirectly held	—	1.3	—	1.4	—	—

Total AAC	12.9	28.6	13.3	30.2	—	—

Low income housing (LIH) developments:
Bridge loans	4.4	—	5.4	—	—	—
Partnership interests	—	0.9	—	1.1	—	—
LIH Developer	—	9.1	—	8.9	—	—

Total LIH developments	4.4	10.0	5.4	10.0	—	—

Alternative energy investments:
IRC Section 29 Syn/Coal production net receivables (payables)	(6.3)	—	14.9	—	—	—
IRC Section 29 Syn/Coal unamortized assets	6.4	3.4	6.5	6.7	—	—
Equity interest in biomass projects and pipeline	0.1	12.6	0.1	13.9	—	—
Clean energy related	0.1	0.8	—	0.7	—	0.7
Oil price derivative	9.6	—	—	—	—	—

Total alternative energy investments	9.9	16.8	21.5	21.3	—	0.7

Real estate, venture capital and other investments	0.9	6.6	3.0	6.7	17.0	0.6

Total unconsolidated investments	$28.1	$62.0	$43.2	$68.2	$17.0	$1.3

Asset Alliance Corporation - Through common stock, preferred stock and debt investments, Gallagher effectively owns 25% of AAC, an investment management company that owns up to a two-thirds interest in ten private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which totaled approximately $3.1 billion at June 30, 2006. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

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

Low Income Housing Developments - Gallagher’s investments in LIH consist of three components:

Bridge Loans represent early-stage loans on properties that are mainly being developed to qualify for LIH tax credits. The loans are collateralized by the land and buildings and carry interest rates ranging from 4.00% to 6.25%. The loans are generally outstanding for twelve to thirty-six-months and accrue interest until the projects are refinanced by a purchaser or syndicator. No loan has ever defaulted since Gallagher began making these types of loans in 1996.

Partnership Interests represent Gallagher’s ownership in completed and certified LIH developments. At June 30, 2006, Gallagher owned limited partnership interests in 26 LIH developments. These are generating tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. These investments are generally accounted for using the effective yield method and are carried at amortized cost. Under the effective yield method, Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included, net of amortization of the investment, as a component of the provision for income taxes. Gallagher has never incurred a loss on a LIH project.

Eleven of the LIH developments have been determined to be variable interest entities (VIE), as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher invested in these developments between 1990 and 2000 as a limited partner. At June 30, 2006, total assets and total debt of these developments were approximately $67.0 million and $52.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was $0.9 million at June 30, 2006, which equaled the net aggregate carrying value of its investments.

LIH Developer represents Gallagher’s 27% ownership interest in the company that is the developer and/or syndicator of a number of Gallagher’s LIH development investments. The LIH Developer has been determined to be a VIE but is not required to be consolidated. Gallagher’s original investment was in 1996. The LIH Developer generates revenues from syndication and development fees and 82% of its equity is in cash, cash producing real estate project receivables and bridge loans. Gallagher accounts for this investment using equity method accounting. At June 30, 2006, the LIH Developer had total assets of approximately $24.0 million and no debt. Gallagher’s maximum exposure to a potential loss from this VIE was $9.1 million at June 30, 2006, which equaled the net carrying value of its investment.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in six IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At June 30, 2006, two of the IRC Section 29-related Syn/Coal limited partnerships are consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments are carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

IRC Section 29 Production Receivables represent the uncollected installment sale proceeds or collections in advance as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties. Due to uncertainties related to the phase-out level for 2006, Gallagher has agreed to delay collection of many of these receivables until early 2007 when the actual amounts will be determined.

Four of the six Biomass projects have been determined to be VIEs but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At June 30, 2006, total assets and total debt of these investments were approximately $5.1 million and $2.8 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at June 30, 2006, which equaled the net aggregate carrying value of its investments.

As part of selling its interests in IRC Section 29-related Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At June 30, 2006, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $15.6 million, net of the applicable income tax benefit. Gallagher did not record any liability in its June 30, 2006 consolidated balance sheet for these potential indemnifications. As part of selling its interests in IRC Section 29-related Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its June 30, 2006 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for the potential exposures related to Syn/Coal as of June 30, 2006.

IRC Section 29 Unamortized Assets primarily represent the remaining book value related to the IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the amortization of the bases of the assets sold be recognized ratably over time against the installment sale proceeds received as a component of investment income. The amortization period is based on the expected life of the IRC Section 29-related tax credits. IRC Section 29 unamortized assets also include the remaining book value of the portion of the IRC Section 29-related Syn/Coal limited partnerships that Gallagher owns. The remainder of these investments are carried at amortized cost.

IRC Section 29-related Syn/Coal Matters - The Permanent Subcommittee on Investigations of the Government Affairs Committee of the U.S. Senate (Subcommittee) is conducting an ongoing investigation of potential abuses of tax credits by producers of synthetic fuel under IRC Section 29. The Subcommittee Chairman, in a memorandum updated in February 2006, has stated that the investigation is examining the utilization of IRC Section 29-related Syn/Coal Credits, the nature of the technologies and the fuels created, the use of these fuels, and other aspects of IRC Section 29. The memorandum also states that the investigation will address the IRS’s administration of IRC Section 29-related Syn/Coal Credits.

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

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the IRC Section 29-related Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at June 30, 2006 relating to the disallowance of the IRC Section 29-related Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$213.2	$118.9
Installment sale proceeds subject to indemnification	270.4	69.7
Net carrying value of assets held at June 30, 2006	5.0	5.0

Total exposure	$488.6	$193.6

IRC Section 29 tax credits will expire on December 31, 2007 if the law is not extended. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices,” as determined by the IRS. Management estimates that the Market Wellhead Price in 2006 would need to average approximately $55.00 to start a phase-out and average approximately $69.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2006 averaged $67.00 through June 30, 2006. The ending NYMEX Price at June 30, 2006 was $73.94, while the ending NYMEX Price at July 18, 2006 was $73.54. The NYMEX Price averaged $6.04 above the Market Wellhead Price for 2005. There can be no assurance that future oil prices will average under future phase-out levels.

During the period from January 1 to June 12, 2006, Gallagher idled the two IRC Section 29-related Syn/Coal facilities that generate substantially all of the IRC Section 29-related tax credits for Gallagher. Effective June 12, 2006, Gallagher restarted production at these two facilities. To partially mitigate the financial risk of a phase-out, which reduces the value of the tax credits earned and the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher has entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs are based on oil prices averaging certain levels for calendar year 2006. Gallagher made an up-front payment of $8.5 million on June 8, 2006 to enter into this financial hedge, which will be marked to market value each quarter as part of the Financial Services Segment operating results, through the earlier of December 31, 2006, the date the contract expires, or the date the contract is sold. Gallagher has not determined whether it will enter into similar hedging arrangements for 2007. The oil price derivative was valued at $9.6 million at June 30, 2006, which resulted in an unrealized gain of $1.1 million that was included in the Financial Services Segment second quarter operating results. At June 30, 2006, the remaining carrying value of the five facilities and other related assets was approximately $14.7 million in the aggregate. Gallagher has historically depreciated/amortized these assets at approximately $2.5 million per quarter and expects to continue to do so. If Gallagher chooses to either permanently shut down the facilities or enter into a significantly prolonged idle period, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings in the period that such a determination is made.

Litigation related matters in 2005 represent a pretax charge of $131.0 million ($84.2 million after tax) recorded by Gallagher in first quarter 2005. On February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters Incorporated (Headwaters) in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million, which was paid to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million, which was paid to Headwaters on January 4, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007. The first quarter 2005 litigation charge provides for amounts related to this settlement, including the $120.0 million of settlement costs, together with litigation, bonding and other costs of approximately $11.0 million. In connection with the Headwaters licensing agreement, Gallagher recorded $5.7 million of royalty expense in the six-month period ended June 30, 2006, which was included in investment expenses, based on the IRC Section 29-related Syn/Coal production volume and an assumed 53% phase-out. At full production and no phase-out, the maximum annual royalty in 2006 and 2007 would be equal to $20.0 million of AJGFS’ estimated annual pre-royalty, pretax earnings of $40.0 million from these two facilities. However, the royalties paid to Headwaters in 2006 and 2007 will be less than the maximum annual royalty discussed above if oil prices remain at levels in excess of the phase-out levels.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean energy related - This investment represents Gallagher’s ownership interest in a privately-owned, multi-pollutant reduction venture, Chem-Mod LLC (Chem-Mod), which possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at three full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.7 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders have retained an investment banking firm to help evaluate a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher through a wholly-owned subsidiary currently owns a 5% direct equity interest in C-Quest International LLC, and has an option to acquire an additional 22% direct interest in C-Quest International LLC, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International LLC are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest interests is approximately $0.1 million. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International LLC is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). During second quarter 2006, Gallagher recognized a $2.2 million loss as a result of a fair market value adjustment for the option costs and a $2.4 million loss as a result of the write-off of its equity investment in C-Quest LLC and C-Quest International LLC. The options will be valued at market value when a market value can be established and the equity investment accounted for using equity method accounting when the investment produces net earnings.

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

Real Estate, Venture Capital and Other Investments - At June 30, 2006, Gallagher had investments in three real estate ventures with a net carrying value of $1.5 million in the aggregate, the largest of which was $0.9 million. Gallagher also had investments in four venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $6.0 million, the largest of which was $4.9 million. Three of the seven investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2001. At June 30, 2006, total assets and total debt of these three investments were approximately $10.0 million and $26.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.3 million at June 30, 2006, which equaled the net aggregate carrying value of these investments.

In addition to the investments discussed above, Gallagher had LOCs outstanding at June 30, 2006 totaling $17.0 million, $12.6 million of which guarantees $12.4 million related to bonds issued by a Florida residential real estate development during Gallagher’s ownership of that development (see discussion below in consolidated investments) and $4.4 million related to the reclamation of a former IRC Section 29-related Syn/Coal site.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in four investment enterprises, which are consolidated into Gallagher’s consolidated financial statements: a real estate partnership, an airplane leasing limited liability company and two IRC Section 29-related Syn/Coal facilities.

The real estate partnership represents a 60% investment in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. Gallagher also owns 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. In 2004, Gallagher purchased a 98% equity interest in an IRC Section 29-related Syn/Coal production facility that had previously been operated by Gallagher through a facility rental agreement. The purchase price was made with an $11.1 million seller-financed note payable that is non-recourse to Gallagher. Principal and interest payments are only required when the facility is operating and generating IRC Section 29-related Syn/Coal Credits. No such payments were required to be made by Gallagher in the six-month period ended June 30, 2006 because the two IRC Section 29-related Syn/Coal facilities were idled during the period from January 1 to June 12, 2006. The other IRC Section 29-related Syn/Coal investment represents Gallagher’s 99% equity interest in an IRC Section 29-related Syn/Coal facility. Both of these investments are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits.

In fourth quarter 2005, Gallagher began to explore opportunities to sell its home office land and building. Gallagher has received several indications of interest to purchase this investment. Formal terms are in negotiation and Gallagher expects a sale to be completed by December 31, 2006. No definitive agreement has been executed and no closing date has yet been determined. If a sale occurs, Gallagher expects to sell the building for an amount approximately equal to its net book value. However, under GAAP, if Gallagher incurs a loss on the sale, the loss will be recorded in current period earnings, while any gain would be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

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

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			June 30, 2006
	June 30, 2006	December 31, 2005	LOCs & Financial Guarantees	Funding Commitments
Home office land and building:
Fixed assets	$102.0	$101.9	$—	$—
Accumulated depreciation	(17.9)	(18.3)	—	—
Non-recourse borrowings - current	(1.0)	(0.9)	—	—
Non-recourse borrowings - noncurrent	(71.7)	(72.2)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	3.3	4.0	3.0	—

Net investment	11.7	11.5	3.0	—

Airplane leasing company:
Fixed assets	51.8	51.8	—	—
Accumulated depreciation	(19.5)	(17.7)	—	—
Non-recourse borrowings - current	(2.0)	(1.9)	—	—
Non-recourse borrowings - noncurrent	(27.0)	(28.0)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	(0.5)	(0.4)	—	—

Net investment	2.8	3.8	—	—

IRC Section 29 Syn/Coal partnerships:
Fixed assets	15.6	15.6	—	—
Accumulated depreciation	(9.1)	(7.3)	—	—
Non-recourse borrowings - current	(4.2)	(2.5)	—	—
Non-recourse borrowings - noncurrent	(2.6)	(4.4)	—	—
Recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	0.2	(1.3)	—	—

Net investment	(0.1)	0.1	—	—

Total consolidated investments:
Fixed assets	169.4	169.3	—	—
Accumulated depreciation	(46.5)	(43.3)	—	—
Non-recourse borrowings - current	(7.2)	(5.3)	—	—
Non-recourse borrowings - noncurrent	(101.3)	(104.6)	—	—
Recourse borrowings - noncurrent	(3.0)	(3.0)	—	—
Net other consolidated assets and liabilities	3.0	2.3	3.0	—

Net investment	$14.4	$15.4	$3.0	$—

As presented in the above table, three of the four remaining investment related enterprises have borrowings related to their assets as of June 30, 2006. See Note 13 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

At June 30, 2006, Gallagher’s maximum exposure to a potential loss related to these investments is as follows (in millions):

Net carrying value	$14.4
Recourse portion of debt	3.0
LOCs, financial guarantees and funding commitments	—

Maximum exposure	$17.4

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

4. Business Combinations

During the six-month period ended June 30, 2006, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payable
	(000s)
Benefit Management Group, Inc. (BMG)—January 1, 2006	132	$3.6	$10.3	$—	$0.5	$14.4	$4.2
Sobieski & Bradley, Inc. (SBI)—April 1, 2006	113	2.9	—	—	0.3	3.2	—
Y. S. Liedman & Associates (YSL)—May 1, 2006	128	3.3	1.6	—	0.1	5.0	2.7
Robert Keith & Associates, Inc. (RKA)—June 1, 2006	9	0.1	1.3	—	0.1	1.5	0.9
Lemac & Associates, Inc. (LAI)—June 1, 2006	18	0.5	21.2	—	1.3	23.0	7.0

	400	$10.4	$34.4	$—	$2.3	$47.1	$14.8

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The earnout payables that are disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2006 was $87.9 million and related to acquisitions made by Gallagher in the period from 2002 to 2006.

During the six-month period ended June 30, 2006, Gallagher paid $6.8 million in cash and accrued $1.0 million in current liabilities related to earnout obligations of seven acquisitions made prior to 2006 and recorded additional goodwill of $5.1 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	BMG	SBI	YSL	RKA	LAI	Total
Current assets	$0.2	$2.9	$0.1	$0.6	$19.1	$22.9
Fixed assets	—	0.2	—	—	—	0.2
Goodwill	6.6	1.4	1.6	0.6	10.6	20.8
Expiration lists	7.1	0.8	3.0	0.8	11.0	22.7
Non-compete agreements	0.5	—	0.3	—	0.3	1.1

Total assets acquired	14.4	5.3	5.0	2.0	41.0	67.7
Current liabilities	—	2.1	—	0.5	18.0	20.6

Total liabilities assumed	—	2.1	—	0.5	18.0	20.6

Total net assets acquired	$14.4	$3.2	$5.0	$1.5	$23.0	$47.1

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $20.8 million, $22.7 million and $1.1 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a useful life of ten to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset or group of assets, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2006 and 2005. Of the $22.7 million of expiration lists and $1.1 million of non-compete agreements related to the 2006 acquisitions, $0.8 million of expiration lists is not expected to be deductible for income tax purposes.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2006 include the operations of these entities acquired from the date of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2005 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2006	2005	2006	2005
Total revenues	$373.9	$378.1	$707.2	$731.8
Earnings (loss) from continuing operations	37.0	45.0	54.9	(27.4)
Basic earnings (loss) from continuing operations per share	.38	.48	.57	(.29)
Diluted earnings (loss) from continuing operations per share	.38	.47	.56	(.29)

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2005, nor is it necessarily indicative of future operating results. Annualized revenues of these entities acquired in 2006 totaled approximately $25.4 million.

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

Total revenues reclassified to discontinued operations for the six-month period ended June 30, 2005 were $11.0 million.

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

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2006. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. Gallagher’s obligations under the Credit Agreement are unconditionally guaranteed by several of its wholly-owned subsidiaries.

At June 30, 2006, $33.2 million of LOCs (for which Gallagher has $9.0 million of liabilities recorded as of June 30, 2006) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Notes 3 and 13 to the consolidated financial statements. There were $35.0 million of borrowings outstanding under the revolving credit commitment at June 30, 2006. Accordingly, as of June 30, 2006, $381.8 million remained available for potential borrowings, of which $91.8 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	June 30, 2006	December 31, 2005
Corporate related borrowings:
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 2010	$35.0	$—

Investment related borrowings:
Mortgage loan on Gallagher’s home office:
Monthly installments of principal and interest, fixed rate of 8.35%, 30 year amortization, balloon payment 2008, subject to prepayment provisions	75.7	76.1

Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, fixed rate of 5.38%, balloon payment 2011	29.0	29.9

Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	6.8	6.9

	$146.5	$112.9

See Note 13 for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2006	2005	2006	2005
Earnings (loss) from continuing operations	$36.6	$44.2	$53.7	$(29.4)
Earnings from discontinued operations	—	7.6	—	2.2

Net earnings (loss)	$36.6	$51.8	$53.7	$(27.2)

Weighted average number of common shares outstanding	96.8	93.8	96.5	93.1
Dilutive effect of stock options using the treasury stock method	1.2	1.8	1.4	2.1

Weighted average number of common and common equivalent shares outstanding	98.0	95.6	97.9	95.2

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$.38	$.47	$.56	$(.32)
Earnings from discontinued operations	—	.08	—	.03

Net earnings (loss)	$.38	$.55	$.56	$(.29)

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$.37	$.46	$.55	$(.32)
Earnings from discontinued operations	—	.08	—	.03

Net earnings (loss)	$.37	$.54	$.55	$(.29)

The dilutive effect of stock options using the treasury stock method is not applicable for the six-month period ended June 30, 2005 due to the net loss reported. Options to purchase 10.3 million and 6.3 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 8.9 million and 6.1 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option-Based Compensation

At June 30, 2006, Gallagher has four stock option-based employee compensation plans. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares of Gallagher common stock at the date of grant. All options granted under the plans must be approved by the Compensation Committee of the Board of Directors (the Compensation Committee), which consists entirely of independent directors, within the meaning of the listing rules of the New York Stock Exchange.

Gallagher has incentive and nonqualified stock option plans for officers and key employees of Gallagher and its subsidiaries. Options granted under the incentive plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Options granted under the nonqualified plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or, in the case of options granted on or before June 30, 2006, retirement (if the retirement eligible age requirement is met). Options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met). Prior to June 30, 2006, nonqualified options granted by Gallagher typically contained provisions where the vesting of the stock options accelerate to 100% on the employee’s retirement date if the employee met the retirement eligible age requirement.

In addition, Gallagher has a non-employee directors’ stock option plan, which currently authorizes 1,925,000 shares for grant, with Discretionary Options granted at the direction of the Compensation Committee and Retainer Options granted in lieu of the directors’ annual retainer. Discretionary Options shall be exercisable at such rates as shall be determined by the Compensation Committee on the date of grant. Retainer Options shall be cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. Options granted under the non-employee directors’ plan contain provisions where the vesting of the stock options accelerates to 100% on the termination of the director.

Gallagher also has an incentive stock option plan for its officers and key employees resident in the U.K. The U.K. plan is essentially the same as Gallagher’s domestic employee stock option plans, with certain modifications to comply with U.K. law and to provide potentially favorable tax treatment for grantees resident in the U.K.

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher as defined in the plan documents.

In 2003, Gallagher adopted the fair value method of accounting for employee stock options pursuant to SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of SFAS 123.” Prior to January 1, 2003, Gallagher applied the intrinsic value method as permitted under SFAS 123 and defined in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which excluded employee options granted at fair market value from compensation expense. Substantially all of the stock options currently outstanding have an exercise price equal to the fair market price at the date of grant and, therefore, under APB 25, virtually no compensation expense was recorded prior to January 1, 2003. The change to the fair value method of accounting was applied prospectively to all stock option awards granted, modified, or settled after January 1, 2003 and to all employee stock purchases made subsequent to January 1, 2003 through participation in Gallagher’s employee stock purchase plan.

In 2004, the FASB issued SFAS No.123 SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) superseded APB 25 and amended SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, which, Gallagher adopted on a prospective basis in 2003. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements over the shorter of the vesting period or the retirement eligible date of the participants based on their grant date fair values.

Gallagher adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method to account for share-based payments made to employees. The modified-prospective method is similar to the modified-prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted on or after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 of SFAS 123(R) that remain unvested on the effective date.

Gallagher used the Black-Scholes formula to estimate the value of stock options granted to employees in 2005 and prior years and has continued to use this acceptable option valuation model in 2006. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because Gallagher adopted SFAS 123 using the prospective method, which applied only to awards granted, modified or settled after the adoption date, compensation cost for some previously granted awards that were not recognized under SFAS 123 is now recognized under SFAS 123(R). Beginning in 2006, Gallagher is applying the provisions of SFAS 123(R) to all unvested awards granted prior to the adoption of SFAS 123 (prior to January 1, 2003) for recognition of share-based payments to employees.

SFAS 123(R) requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, for 2006 and future stock option grants, Gallagher has adjusted its existing accounting policy to recognize compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. However, stock options granted after June 30, 2006 no longer contain the accelerated vesting upon retirement provision.

SFAS 123(R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes to be reported as a financing cash flow rather than as an operating cash flow as required previously. This change in presentation in the accompanying consolidated statement of cash flows has reduced net operating cash flows and increased net financing cash flows by $6.7 million for the six-month period ended June 30, 2006. SFAS 123(R) also requires any unearned deferred compensation and unearned restricted stock to be recorded as reductions in capital in excess of par rather than as contra equity accounts in stockholders’ equity as required previously. This change in presentation in the accompanying consolidated balance sheet has reduced capital in excess of par by $23.1 million and $19.8 million at June 30, 2006 and December 31, 2005, respectively, but had no impact on total stockholders’ equity as of either date.

During the three-month periods ended June 30, 2006 and 2005, Gallagher recognized $3.9 million and $2.0 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan. During the six-month periods ended June 30, 2006 and 2005, Gallagher recognized $8.2 million and $4.2 million, respectively, of compensation expense related to its stock option plans and its employee stock purchase plan. In first quarter and second quarter 2006, Gallagher incurred $1.4 million and $1.4 million, respectively, of additional stock based compensation expense ($0.9 million and $0.9 million, respectively, after tax) due to the adoption of SFAS 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003. Both basic and diluted net earnings per share were reduced by $.01 in first and second quarter 2006 due to the adoption of SFAS 123(R).

For all periods presented prior to 2006, and for all options granted prior to January 1, 2003, Gallagher accounted for stock option grants under the recognition and measurement principles of APB 25 and related Interpretations and, accordingly, recognized virtually no compensation expense for these stock options granted to employees. The following table illustrates the effect on earnings from continuing operations and earnings from continuing operations per share for the three and six-month periods ended June 30, 2005, if Gallagher had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation (in millions, except per share data):

	Period ended June 30, 2005
	Three-month	Six-month
Earnings (loss) from continuing operations, as reported	$44.2	$(29.4)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1.5	3.2
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(4.9)

Pro forma earnings (loss) from continuing operations	$43.3	$(31.1)

Basic earnings (loss) from continuing operations per share - pro forma	$.46	$(.33)
Diluted earnings (loss) from continuing operations per share - pro forma	.45	(.33)

For purposes of the pro forma disclosures above and for the expense recognition in 2006 and 2005, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, which were derived from Gallagher’s historical stock option data:

	2006	2005
Expected dividend yield	3.0%	3.0%
Expected risk-free interest rate	4.9%	4.0%
Volatility	26.0%	26.5%
Expected life (in years)	6.6	6.7

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The use of option valuation models requires the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2006 and 2005, as determined on the grant date using the Black-Scholes option valuation model, was $7.02 and $6.58, respectively.

The following is a summary of Gallagher’s stock option activity for 2006 and related information (in millions, except exercise price and contractual term data):

	Six-month period ended June 30, 2006
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	16.6	$23.82
Granted	0.3	27.95
Exercised	(1.1)	10.94
Forfeited or canceled	(0.2)	27.33

Ending balance	15.6	$24.66	6.49	$36.9

Exercisable at end of period	6.5	$22.88	1.96	$24.9

Ending vested and expected to vest options	15.2	$24.61	6.46	$36.6

Options with respect to 4.4 million shares were available for grant at June 30, 2006.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005, amounted to $17.3 million and $21.2 million, respectively. As of June 30, 2006, there was $56.0 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately 6 years.

Other information regarding stock options outstanding and exercisable at June 30, 2006 is summarized as follows (in millions, except exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $18.50	2.7	3.00	$13.80	1.9	$13.36
18.97 - 24.90	4.0	6.41	23.88	1.7	23.71
24.99 - 27.17	2.7	5.96	26.49	1.4	26.41
27.21 - 28.80	2.6	8.99	27.31	0.3	27.37
28.86 - 30.09	2.7	7.90	29.45	0.7	29.54
30.30 - 36.94	0.9	7.36	32.85	0.5	33.30

$ 1.11 - $36.94	15.6	6.49	$24.66	6.5	$22.88

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

In first quarter 2006 and 2005, Gallagher contributed $4.3 million and $4.7 million, respectively, to the plan through the issuance of 148,000 and 157,000 shares, respectively, of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2006 and 2005, $0.6 million and $0.6 million, respectively, was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2006 and 2005, $1.5 million and $1.0 million, respectively, was charged to compensation expense related to this plan. At June 30, 2006 and December 31, 2005, $17.4 million and $14.5 million, respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

10. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As of June 30, 2006, 3.6 million shares are available for grant under this plan.

In first quarter 2006 and 2005, Gallagher granted 104,000 and 124,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $3.0 million and $3.7 million, respectively, at the date of grant. In second quarter 2006 and 2005, Gallagher granted 68,000 and 40,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $1.8 million and $1.1 million, respectively, at the date of grant. The 2006 and 2005 restricted stock awards generally vest annually on a pro rata basis as follows (in actual shares):

	Shares Granted
Vesting Period	2006	2005
One year - beginning in March 2006	—	21,000
Two years - beginning in March 2007 and 2006, respectively	56,000	53,000
Three years - beginning in November 2006 and February 2006, respectively	48,000	90,000
Four years - beginning in March 2007	19,000	—
Five years - beginning in March 2007	49,000	—

Total shares granted	172,000	164,000

Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the shorter of the vesting period or the retirement eligible date of the participants. Prior to June 30, 2006, the restricted stock awards granted by Gallagher typically contained provisions where participants will continue to vest in the awards through the vest dates if they leave Gallagher and have met the retirement eligible age requirement. Thus, the recognition of stock compensation expense related to restricted stock awards will not follow the vesting schedules presented above. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2006 and 2005, $3.3 million and $0.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2006. During the six-month periods ended June 30, 2006 and 2005, $4.2 million and $3.1 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2002 to 2006. At June 30, 2006 and December 31, 2005, $5.7 million and $5.3 million, respectively, of unearned restricted stock was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of first day of the quarterly offering period of each calendar year). Effective as of the end of first quarter and second quarter 2006, Gallagher issued 0.1 million shares and 0.1 million shares, respectively, of common stock to employees who participated in the ESPP during those quarters at an aggregate purchase price of $3.1 million, or $23.64 per share and $2.3 million, or $21.54 per share, respectively. Effective as of the end of first and second quarter 2005, Gallagher issued 0.1 million and 0.1 million shares, respectively, of common stock to employees who participated in the ESPP during those quarters at an aggregate purchase price of $3.0 million, or $24.48 per share, and $2.2 million, or $23.06 per share, respectively. Currently, there are 2.9 million shares reserved for future issuance. During the three-month periods ended June 30, 2006 and 2005, $0.4 million, in each period, was charged to compensation expense related to the common stock issued under the ESPP. During the six-month periods ended June 30, 2006 and 2005, $0.9 million, in each period, was charged to compensation expense related to the common stock issued under the ESPP.

12. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan are based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employers’ Accounting for Pensions.” In second quarter 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005, which resulted in Gallagher recognizing a curtailment gain of $10.0 million. In the table below, the service cost component in 2006 represents plan administration costs that are incurred directly by the plan.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2006	2005	2006	2005
Service cost - benefits earned during the year	$0.1	$5.4	$0.1	$10.8
Interest cost on benefit obligation	2.3	3.0	4.9	5.9
Expected return on plan assets	(3.5)	(2.9)	(6.9)	(5.8)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net actuarial loss	—	0.3	—	0.6
Curtailment Gain	—	(10.0)	—	(10.0)

Net periodic benefit cost (income)	$(1.1)	$(4.1)	$(1.9)	$1.7

In 2006, Gallagher does not anticipate making any contributions to the pension plan. This expected level of funding is based on the plan being frozen and substantially funded at June 30, 2006. In addition, Gallagher expects there will be no minimum contribution required under the IRC. During the six-month period ended June 30, 2005, Gallagher contributed $4.5 million to the plan.

13. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at June 30, 2006 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Credit Agreement	$35.0	$—	$—	$—	$—	$—	$35.0
Investment related borrowings:
Home office mortgage loan	0.5	1.1	74.1	—	—	—	75.7
Airplane leasing company debt	1.0	2.1	2.2	2.3	2.5	18.9	29.0
Syn/Coal facility purchase note	2.4	3.5	0.9	—	—	—	6.8

Total debt obligations	38.9	6.7	77.2	2.3	2.5	18.9	146.5
Operating lease obligations	30.2	54.3	46.2	38.2	31.8	56.5	257.2
Net Syn/Coal purchase commitments	3.3	2.0	—	—	—	—	5.3
Outstanding purchase obligations	3.7	—	—	—	—	—	3.7

Total contractual obligations	$76.1	$63.0	$123.4	$40.5	$34.3	$75.4	$412.7

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At June 30, 2006, $33.2 million of LOCs (of which Gallagher has $9.0 million of liabilities recorded as of June 30, 2006) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 3. There were $35.0 million of borrowings outstanding under the Credit Agreement at June 30, 2006. Accordingly, as of June 30, 2006, $381.8 million remained available for potential borrowings, of which $91.8 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 6 to the consolidated financial statements, at June 30, 2006, the accompanying balance sheet includes $111.5 million of borrowings related to Gallagher’s investment related enterprises, of which $3.0 million is recourse to Gallagher. These borrowings are partially secured by the underlying assets of the investment enterprises and support their operations.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding as of June 30, 2006. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2006 are as follows (in millions):

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

Since January 1, 2002, Gallagher has acquired fifty-eight companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2006 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2006 was $87.9 million and related to acquisitions made by Gallagher in the period from 2002 to 2006.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees are not consolidated in Gallagher’s consolidated balance sheet at June 30, 2006 and December 31, 2005. The balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at June 30, 2006, Gallagher has posted an LOC of $6.5 million related to Gallagher’s self-insurance deductibles, for which it has a recorded liability of $6.0 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for certain of its insurance brokerage operations. At June 30, 2006, Gallagher has posted $6.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is engaged in various legal actions related to claims, lawsuits and proceedings incident to the nature of its business. Gallagher records liabilities for material loss contingencies, including legal costs (such as fees and expenses of external lawyers and other service providers) to be incurred, when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated. Such contingent liabilities are not discounted. To the extent such losses and legal costs can be recovered under Gallagher’s insurance programs, estimated recoveries are recorded concurrently with the losses recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess its potential liability, Gallagher analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of different factors, including new developments in or changes in approach, such as changing the settlement strategy as applicable to each matter.

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

Gallagher’s former Chief Financial Officer, Michael J. Cloherty, filed a lawsuit against Gallagher in the Chancery Division of the Circuit Court of Cook County, Illinois on May 23, 2006, alleging Gallagher’s breach and/or anticipatory breach of Cloherty’s employment agreement and bonus deferral agreement due to Gallagher’s purported refusal to pay Cloherty certain salary, bonus and other amounts. Gallagher denies Cloherty’s claims. Gallagher’s answer or other responsive pleading to the Complaint is due on August 7, 2006.

Gallagher believes it has meritorious defenses in all of these cases and intends to defend itself vigorously. However, neither the outcomes of these cases nor their effect upon Gallagher’s business, financial condition or results of operations can be predicted at this time.

See Note 3 for a discussion on a litigation-related pretax charge of $131.0 million recorded by Gallagher in first quarter 2005.

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

The material terms of the AVC and actions which have been taken subject to it are as follows:

•	On January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty.

•	The Fund, plus any interest, will be used to compensate Gallagher’s eligible policyholder clients according to procedures set out in the AVC.

•	In third quarter 2005, Gallagher calculated, in accordance with a formula approved by the IL State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those retail policyholders who retained Gallagher’s U.S. offices to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2002 and December 31, 2004 (the Relevant Period) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Gallagher during the Relevant Period (the Eligible Policyholders).

•	On September 30, 2005, Gallagher sent a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a Participating Policyholder). Participating Policyholders must tender a release of claims against Gallagher arising from acts, omissions, transactions or conduct that are the subject of the investigations by the IL State Agencies.

•	As of June 30, 2006, $18.4 million had been claimed from the Fund by eligible policyholders, of which $18.2 million was paid to the eligible policyholders as of June 30, 2006.

•	In the event that an Eligible Policyholder elected not to participate or otherwise had not responded by December 31, 2005 (a Non-Participating Policyholder), that client’s allocated share may be used by Gallagher to satisfy any pending or other claims asserted by clients relating to the matters covered by the AVC. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share. If any funds remain in the Fund as of December 31, 2007, such funds shall be distributed pro rata to the Participating Policyholders with the approval of the IL State Agencies. In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

On or before December 31, 2005, Gallagher undertook certain changes to business practices, including the following:

•	With respect to U.S.-domiciled retail brokerage agency, producing, consulting or other services, to accept only a specific fee to be paid by the client, a specific fee or a specific percentage commission to be paid by an insurer set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

•	To fully disclose, in plain unambiguous written language, commissions and fees in either dollars or percentage amounts.

•	Not to accept any other material ($500 or more) compensation or consideration from an insurer other than as stated above, including contingent compensation in connection with any retail insurance policy covering U.S. clients or risks.

•	To disclose to each retail client based in the U.S. or with risks in the U.S., at least annually, all compensation received during the preceding year from any insurer or third party in connection with the client’s policy.

•	To implement company-wide written standards of conduct regarding compensation from insurers consistent with the terms of the AVC and institute appropriate training of employees, including business ethics, professional obligations, conflicts of interest, antitrust and trade practices compliance and recordkeeping.

•	To establish a Compliance Committee of Gallagher’s Board of Directors.

•	To maintain a record of all complaints regarding compensation from any insurer, and provide such record to the Compliance Committee.

•	To file annual reports with the IL State Agencies for three years, beginning for the year ended December 31, 2006.

Although the investigation uncovered no evidence of Gallagher having engaged in the practices listed below, Gallagher also agreed:

•	Not to accept or request of any insurer any compensation in connection with Gallagher’s selection of insurance companies from which to solicit bids for its clients.

•	Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurers’ best evaluation at the time, of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

•	Not to request or accept from any insurer any promise or commitment for the use of Gallagher’ services, including reinsurance brokerage, agency or producing services, conditioned upon any arrangement to provide preferential treatment for any insurer.

•	Not to place, renew or service a client’s business through a wholesale broker unless Gallagher discloses to the client all of the compensation to be received, any interest in or contractual agreements Gallagher may have with the wholesale broker, and any alternative to using the wholesale broker.

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

In 2005, Gallagher recorded a pretax charge of $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices discussed above. In first quarter 2005, Gallagher incurred $35.0 million of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million, which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General, investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in the six-month period ended June 30, 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of June 30, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2005, Gallagher began to retain the first $5.0 million of each and every E&O claim. Prior to June 1, 2005, Gallagher retained the first $2.5 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $155.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the June 30, 2006 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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

Gallagher has changed its segment allocation method for income taxes. Previously, Gallagher had applied its overall effective tax rate for the consolidated group to each reporting segment. Beginning in second quarter 2006, Gallagher is allocating the provision for income taxes to each segment as if those segments were preparing income tax provisions on a separate company basis. As a result, the provision for income taxes for the Financial Services Segment now reflects the entire benefit of the IRC Section 29-related credits because that is the segment that is producing the credits. Historical results have been reclassified to conform to the current presentation.

Financial information relating to Gallagher’s segments for 2006 and 2005 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2006	2005	2006	2005
Brokerage
Total revenues	$270.1	$246.8	$495.3	$472.1

Earnings from continuing operations before income taxes	$47.7	$43.5	$65.6	$35.0

Identifiable assets at June 30, 2006 and 2005			$2,766.4	$2,571.3

Risk Management
Total revenues	$98.4	$89.6	$196.4	$181.2

Earnings from continuing operations before income taxes	$13.5	$18.5	$28.7	$35.7

Identifiable assets at June 30, 2006 and 2005			$284.9	$245.9

Financial Services
Total revenues	$2.1	$34.7	$6.4	$64.6

Earnings (loss) from continuing operations before income taxes	$(13.5)	$(4.6)	$(17.6)	$(138.0)

Identifiable assets at June 30, 2006 and 2005			$587.0	$611.3

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2006 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of Gallagher’s management.

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

July 27, 2006

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

In 2004 and 2005, the market softened again in many lines and in many geographic areas. However, even with an abnormally high level of hurricane activity and other natural disasters in those years, the market generally has not hardened and has continued to soften in 2006. For example, the first quarter 2006 survey by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates were flat or fell slightly during first quarter 2006, with renewal premiums for half of all account sizes holding steady or dropping between 1% and 10% in first quarter 2006. The CIAB represents the leading domestic and international insurance brokers who write approximately 80% of the commercial P/C premiums in the U.S. According to an analysis of CIAB’s first quarter 2006 data by Lehman Brothers Equity Research, the average commercial P/C account renewing in first quarter 2006 experienced a rate decline of 2.7%. An analysis of CIAB’s second quarter 2006 data by Lehman Brothers indicated that commercial premium rates declined by an average of 3% for all sizes of accounts during second quarter of 2006. Among individual P/C lines, all experienced a decrease except commercial property, which increased 9% during second quarter 2006. However, for catastrophe exposed property, the survey reported that premium rates for coastal properties were up 300% to 500% and that the impact was being felt as far as five miles inland.

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

As previously reported, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund to be distributed to certain eligible policyholder clients. In addition, under the AVC Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to three years from the acquisition date. See Note 13 to the consolidated financial statements for a discussion of the material terms of the AVC. Accordingly, in 2005, Gallagher began to experience reduced contingent commission revenue and it is expected that future contingent commission revenues will continue to be substantially reduced. The reduction in retail contingent commissions, as discussed above, has continued to have a substantial negative impact on Gallagher’s pretax earnings in the six-month period ended June 30, 2006 and is expected to continue to have such effect throughout 2006.

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

In response to these industry developments, in October 2004, Gallagher retained independent counsel to perform an internal review of certain of its business practices. Such independent counsel completed its internal review and found no evidence that Gallagher had engaged in any price fixing or bid rigging of the type alleged in the New York AG’s October 14, 2004 complaint against Marsh, nor had it engaged in any improper tying arrangements.

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

On December 2, 2004, Gallagher Bassett Services, Inc. (GB), a third party administrator and a wholly-owned subsidiary of Gallagher, received a subpoena from the New York AG requesting information in connection with an investigation it is conducting. Gallagher is fully cooperating with this investigation. On July 24, 2006, GB also received a subpoena from the Office of the Attorney General for the State of Connecticut requesting information in connection with an investigation it is conducting. Gallagher is fully cooperating with these investigations. Neither of these subpeonas seeks information concerning Gallagher’s insurance brokerage operations.

In 2005, Gallagher recorded pretax charges totaling $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices, as described above. In first quarter 2005, Gallagher incurred $35.0 million of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million, which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in the six-month period ended June 30, 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of June 30, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

Gallagher’s contingent commissions for the six-month periods ended June 30, 2006 and 2005 were $5.4 million and $31.0 million, respectively. The contingent commissions recognized in 2005 by Gallagher generally relate to contingent commission agreements in force during 2004, but received in 2005. As allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired for up to three years from the acquisition date. The amount of contingent commission revenue for the six-month periods ended June 30, 2006 and 2005 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $1.9 million, and $26.1 million, respectively. A summary of revenues recognized in 2005 and 2006 related to retail contingent commission contracts is as follows (in millions):

	1st Q	2nd Q	3rd Q	4th Q	Total
2005	$16.7	$9.4	$2.0	$0.7	$28.8
2006	1.0	0.9			1.9

The decrease in retail contingent commissions in first and second quarter 2006 compared to first and second quarter 2005 is indicative of the declining levels of such revenue for Gallagher, which decline is expected to continue in 2006 and future periods and is expected to continue to have a substantial negative impact on Gallagher’s pretax earnings.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset or group of assets, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2006 and 2005. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

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

Gallagher has changed its segment allocation method for income taxes. Previously, Gallagher had applied its overall effective tax rate for the consolidated group to each reporting segment. Beginning in second quarter 2006, Gallagher is allocating the provision for income taxes to each segment as if those segments were preparing income tax provisions on a separate company basis. As a result, the provision for income taxes for the Financial Services Segment now reflects the entire benefit of the IRC Section 29-related credits because that is the segment that is producing the credits. Historical results have been reclassified to conform to the current presentation. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future.

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides the following ratios with respect to its operating results: pretax profit margin before the impact of pretax retail contingent commission related matters and claims handling obligations, compensation expense ratio and operating expense ratio. Pretax profit margin before the impact of pretax retail contingent commission related matters and claims handling obligations represents pretax earnings (loss) from continuing operations before the impact of pretax retail contingent commission related matters divided by total revenues, excluding retail contingent commissions. The compensation expense ratio is derived by dividing compensation expense by total revenues, excluding retail contingent commissions. The operating expense ratio is derived by dividing operating expense by total revenues, excluding retail contingent commissions.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2006	2005		2006	2005
Commissions	$214.4	$191.7	12%	$396.6	$367.5	8%
Retail contingent commissions	0.9	9.4	NMF	1.9	26.1	NMF
Fees	48.8	40.9	19%	83.5	70.3	19%
Investment income and other	6.0	4.8	25%	13.3	8.2	62%

Total revenues	270.1	246.8	9%	495.3	472.1	5%

Compensation	161.3	140.7	15%	310.7	282.5	10%
Operating	51.9	53.7	(3)%	101.0	102.1	(1)%
Depreciation	3.8	3.7	3%	7.2	7.1	1%
Amortization	5.4	5.2	4%	10.8	10.4	4%
Retail contingent commission related matters	—	—	NMF	—	35.0	NMF

Total expenses	222.4	203.3	9%	429.7	437.1	(2)%

Earnings from continuing operations before income taxes	47.7	43.5	NMF	65.6	35.0	NMF
Provision for income taxes	19.1	20.4	NMF	26.5	18.9	NMF

Earnings from continuing operations	$28.6	$23.1	NMF	$39.1	$16.1	NMF

Growth - revenues	9%	11%		5%	11%
Organic growth in commissions and fees	9%	1%		7%	1%
Growth - pretax earnings	10%	(2)%		NMF	NMF
Compensation expense ratio	60%	59%		63%	63%
Operating expense ratio	19%	23%		20%	23%
Pretax profit margin before retail contingent commission related matters	17%	14%		13%	10%
Effective tax rate	40%	47%		40%	54%

Identifiable assets at June 30, 2006 and 2005				$2,766.4	$2,571.3

The increase in commissions and fees for the six-month period ended June 30, 2006 was due to revenues associated with acquisitions that were made in the last twelve months ($15.1 million) and organic growth from existing operations. The increase in commissions in 2006 included new business production of $62.0 million, which was offset by renewal rate decreases and lost business of $47.0 million. The increase in fees for the six-month period ended June 30, 2006 was principally due to new business production and renewal rate increases, which aggregated to $19.0 million and were offset by lost business of $7.0 million. The organic growth in commission and fee revenues for the six-month periods ended June 30, 2006 and 2005 was 7% and 1%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $20.5 million in 2006 and $68.8 million in 2005.

Investment income and other, which primarily represents interest income earned on cash and restricted funds, increased in 2006 primarily due to increases in short-term interest rates. Also contributing to the increase in 2006 were $3.5 million of one-time gains related to sales of small books of business.

The increase in compensation expense in 2006 compared to 2005 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($21.4 million in the aggregate), an increase in expense related to stock-based compensation ($6.7 million) and severance costs ($1.3 million). Also contributing to the increase in 2006 was the defined benefit pension plan curtailment gain of $6.9 million that was recognized as an offset to compensation expense in second quarter 2005. These increases were partially offset by the favorable impact of foreign currency translation ($1.2 million) and employee benefit plan cost savings ($6.9 million). The increase in employee headcount in 2006 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

Operating expenses were relatively flat in 2006 compared to 2005. Increases related to acquisitions completed in the last twelve months and inflationary increases in operating expenses were substantially offset by a decrease in business insurance costs ($3.6 million), the favorable impact of foreign currency translation ($1.7 million) and expense savings related to sourcing and other cost containment initiatives put in place in the latter part of 2005.

Depreciation expense was relatively unchanged in 2006 compared to 2005. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2006 was due primarily to amortization expense associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

In 2005, Gallagher recorded pretax charges totaling $73.6 million ($44.2 million after tax) in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices, as described more fully in Note 13 to the consolidated financial statements and “Management’s Discussion and Analysis – Contingent Commissions and Other Industry Developments”. In first quarter 2005, Gallagher incurred $35.0 million ($21.0 million after tax) of the charge, which was primarily related to costs associated with the AVC and other investigations and inquiries from other governmental authorities related to contingent commissions and various other historical business practices. In fourth quarter 2005, Gallagher incurred the remainder of the charge, or $38.6 million ($23.2 million after tax), which was primarily related to costs associated with investigations and inquiries from governmental authorities related to contingent commissions and various other historical business practices, and the pending civil litigation. The amount accrued as of December 31, 2005 represented Gallagher’s best estimate of the amount required to resolve the state insurance investigations, which included all of the costs related to the funding and administration of the AVC, plus an accrual to resolve the pending litigation and an accrual for legal costs incurred or to be incurred to resolve these matters. Legal costs included amounts incurred or estimated to be incurred associated with the subpoenas received from State Attorneys General and investigations by governmental authorities and the internal review that was conducted by Gallagher’s independent counsel. No additional charges have been recorded in the consolidated financial statements in the six-month period ended June 30, 2006 related to the contingent commissions regulatory and legal matters. The remaining amount accrued as of June 30, 2006 represents Gallagher’s best estimate of the amount required to resolve the state insurance investigations. Gallagher continues to be the subject of a substantial number of regulatory and legal actions by State Attorneys General and private litigants investigating various historical business practices.

The Brokerage Segment’s effective tax rate for the six-month period ended June 30, 2006 was 40.0%, a decrease of 14.0% points from 2005. The effective income tax rate reported in 2005 has been impacted by the marginal income tax benefit on the previously discussed litigation related charge that Gallagher recorded in first quarter 2005. Due to the size and nature of the litigation charge, Gallagher recorded an income tax benefit in 2005 using an effective marginal income tax rate of 40.0%. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2006 compared to 2005.

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

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2006	2005		2006	2005
Fees	$97.5	$89.0	10%	$194.5	$180.0	8%
Investment income	0.9	0.6	50%	1.9	1.2	58%

Total revenues	98.4	89.6	10%	196.4	181.2	8%

Compensation	58.0	48.4	20%	114.1	99.8	14%
Operating	24.6	20.4	21%	49.1	41.5	18%
Depreciation	2.2	2.2	—	4.3	4.0	8%
Amortization	0.1	0.1	—	0.2	0.2	—

Total expenses	84.9	71.1	19%	167.7	145.5	15%

Earnings from continuing operations before income taxes	13.5	18.5	(27)%	28.7	35.7	(20)%
Provision for income taxes	5.3	7.6	(30)%	11.5	14.6	(21)%

Earnings from continuing operations	$8.2	$10.9	(25)%	$17.2	$21.1	(18)%

Growth - revenues	10%	4%		8%	8%
Organic growth in fees	10%	4%		8%	8%
Growth - pretax earnings	(27)%	32%		(20)%	35%
Compensation expense ratio	59%	54%		58%	55%
Operating expense ratio	25%	23%		25%	23%
Pretax profit margin	14%	21%		15%	20%
Effective tax rate	39%	41%		40%	41%

Identifiable assets at June 30, 2006 and 2005				$284.9	$245.9

The increase in fees for the six-month period ended June 30, 2006 was due primarily to new business production of $26.0 million which was offset by renewal rate decreases and lost business of $12.0 million. Also, included in 2006 fees was a $2.4 million increase in annual performance-based revenues. The organic growth in fee revenues for the six-month periods ended June 30, 2006 and 2005 was 8% and 8%, respectively. Historically, the Risk Management Segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income, which primarily represents interest income earned on Gallagher’s cash and cash equivalents, increased in 2006 primarily due to increases in short-term interest rates.

The increase in compensation expense in 2006 compared to 2005 was primarily due to an increase in the average number of employees and salary increases ($9.0 million in the aggregate), increases in employee benefit plan costs ($1.4 million), and an increase in stock compensation expense ($1.1 million). Also contributing to the increase in 2006 was the defined benefit pension plan curtailment gain of $3.1 million that was recognized as an offset to compensation expense in second quarter 2005. These increases were partially offset by the favorable impact of foreign currency translation ($0.3 million). The increase in employee headcount in the latter part of 2005 and early in 2006 relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in operating expenses in 2006 from 2005 was due primarily to increases in insurance costs ($2.6 million), lease costs ($1.6 million), and office expenses ($1.4 million), which were partially offset by the favorable impact of foreign currency translation ($0.4 million) in 2006.

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

The Risk Management Segment’s effective tax rate for the six-month period ended June 30, 2006 was 40.0%, a decrease of 1.0% point from 2005. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2006 compared to 2005.

Financial Services

The Financial Services Segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of June 30, 2006 and December 31, 2005 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services Segment is as follows (in millions):

	Three-month period ended June 30		Percent Change	Six-month period ended June 30		Percent Change
	2006	2005		2006	2005
Investment income:
Asset Alliance Corporation (AAC) related investments	$(1.9)	$(0.8)	(138)%	$(1.0)	$0.1	NMF
Low income housing investments	0.1	0.1	—	0.3	—	NMF
IRC Section 29 Syn/Coal facilities:
Three unconsolidated facilities	1.6	15.3	(90)%	3.7	27.8	(87)%
Two consolidated facilities	3.6	12.8	(72)%	3.6	25.6	(86)%
Other alternative energy
Investments	(0.7)	0.3	(333)%	(1.4)	1.3	(208)%
Home office land and building	1.3	2.3	(43)%	2.0	3.7	(46)%
Airplane leasing company	0.9	1.0	(10)%	1.7	2.0	(15)%
Real estate, venture capital and other investments	0.6	(0.1)	700%	0.9	0.4	125%

Total investment income	5.5	30.9	(82)%	9.8	60.9	(84)%
Investment gains (losses)	(3.4)	3.8	(189)%	(3.4)	3.7	(192)%

Total revenues	2.1	34.7	(94)%	6.4	64.6	(90)%

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Three unconsolidated facilities	3.8	7.7	(51)%	7.3	8.6	(15)%
Two consolidated facilities	5.6	22.3	(75)%	5.9	44.9	(87)%
Compensation, professional fees and other	2.6	3.2	(19)%	3.2	6.1	(48)%

Total investment expenses	12.0	33.2	(64)%	16.4	59.6	(72)%
Interest	2.1	3.0	(30)%	4.2	5.6	(25)%
Depreciation	1.5	3.1	(52)%	3.4	6.4	(47)%
Litigation related matters	—	—	NMF	—	131.0	NMF

Total expenses	15.6	39.3	(60)%	24.0	202.6	(88)%

Earnings (loss) from continuing operations before income taxes	(13.5)	(4.6)	NMF	(17.6)	(138.0)	NMF
Provision (benefit) for income taxes	(13.3)	(14.8)	NMF	(15.0)	(71.4)	NMF

Earnings (loss) from continuing operations	$(0.2)	$10.2	NMF	$(2.6)	$(66.6)	NMF

Identifiable assets at June 30, 2006 and 2005				$587.0	$611.3

Investment income from AAC related investments primarily represents income associated with Gallagher’s common stock, preferred stock and debt investments in AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the interest and dividend income on its debt and preferred stock investments as it is earned. AAC related income in second quarter 2006 was substantially less than 2005 due to Gallagher’s equity accounting portion of an AAC 2005 adjustment for taxes related to the sales and impairments of AAC’s investments in three of its private investment management firms that AAC recorded in second quarter 2006. This reduction was partially offset by a $0.7 million increase due to Gallagher’s equity accounting portion of AAC’s 2006 operating results.

Investment income from low income housing (LIH) developments primarily represents income associated with Gallagher’s equity investment in a LIH Developer that is accounted for using equity method accounting and interest income from bridge loans made by Gallagher related to LIH developments. The increase in LIH income in 2006 compared to 2005 was primarily due to the favorable operating results of the LIH developer in 2006 and increased interest on bridge loans.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from three unconsolidated facilities and income from two consolidated facilities. Income from the three unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operate IRC Section 29-related Syn/Coal facilities. The decrease in income from these investments in 2006 resulted from the estimated reduction in installment sale gains solely due to the assumed IRC Section 29 phase-out level for 2006 oil prices. Income from the two consolidated facilities relates to Gallagher’s 98% and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities that are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits. The decrease in income from these investments in 2006 was due to Gallagher’s decision to not operate these facilities from January 1 through June 12, 2006 due to the assumed IRC Section 29 phase-out level for 2006 oil prices.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. The decrease in income from these investments in 2006 was primarily due to a $1.3 million decrease in the earnings, using equity method accounting, from the entity that operates the Biogas projects and the pipeline, a $0.3 million reduction in interest income from the company due to a conversion of a substantial portion of debt to equity in 2005 and a $0.7 million reduction in fees as a result of the assumed IRC Section 29 phase-out level.

Investment income from the home office land and building relates to rental income recognized due to Gallagher’s 60% ownership interest in a limited partnership that owns the building that Gallagher leases for its home office and several of its subsidiary operations. The decrease in income from this investment was due to the limited partnership receiving an early termination fee from a large non-Gallagher related tenant in first quarter 2005 and a tenant moving out of the building related to a lease termination in January 2006. Total expenses associated with the home office land and building rental income, including interest and depreciation expense, were $1.6 million and $3.5 million in 2006 and 2005, respectively.

Investment income from the airplane leasing company relates to rental income recognized due to Gallagher’s 90% ownership interest in an airplane leasing company that leases two cargo airplanes to the French Postal Service. The decrease in income from this investment was primarily due to the renegotiation of the lease arrangement with the French Postal Service in December 2005. Total expenses associated with this income, including interest and depreciation expense, were $2.7 million and $2.6 million in 2006 and 2005, respectively.

Income from real estate, venture capital and other investments principally relates to Gallagher’s portion of the earnings of these entities accounted for using equity method accounting and changes in market value. The increase in income from these investments in 2006 compared to 2005 is primarily due to an increase in the market value of Gallagher’s holdings in the stock of a public company.

Investment gains include realized gains and losses that occurred in the respective periods related to write-downs, dispositions and recoveries of venture capital and clean energy investments. During first quarter 2005, Gallagher realized a $0.6 million gain on the sale of a shopping center investment, a $0.5 million loss from an investment related to the Biogas Project and a loss of $0.2 million as a result of a write-off of a portion of its investment in a multi-pollutant reduction venture. During second quarter 2005, Gallagher received a $2.1 million dividend from its investment in Allied World Assurance Holdings, realized a $1.3 million gain on the sale of the Biogas project and recognized a $0.3 million gain on a recovery from a previously written-off venture capital investment. During second quarter 2006, Gallagher recognized a $2.2 million loss as a result of a fair market value adjustment for the option costs and a $2.4 million loss as a result of the write-off of its equity investment in C-Quest LLC, a clean energy related venture. The options will be valued at market value when a market value can be established and the equity investment accounted for using equity method accounting when the investment produces net earnings. Gallagher also recognized a $1.1 million gain on the oil price derivative investment related to IRC Section 29-related investments. There were no investment gains or losses recognized in first quarter 2006.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, including expenses related to the Headwaters Incorporated (Headwaters) royalty. See discussion on litigation related matters below. The reduction in investment expenses in 2006 related to the three unconsolidated facilities is primarily related to a reduction in professional fees. The decrease in investment expenses in 2006 related to the two consolidated facilities was due to the idling of the IRC Section 29-related Syn/Coal facilities through June 12, 2006.

The decrease in investment expenses related to compensation, professional fees and other expenses was primarily due to a reduction in incentive compensation and related benefits ($1.6 million). In addition, operating expenses related to the home office land and building and professional fees decreased in 2006 compared to 2005.

The decrease in interest expense in 2006 compared to 2005 was primarily ($1.1 million) due to selling a Biogas project in second quarter 2005 which had debt.

The decrease in depreciation expense in 2006 compared to 2005 was primarily due to a decrease in depreciation expense at Gallagher’s home office building and at one of the IRC Section 29-related Syn/Coal facilities.

Litigation related matters in 2005 represent a pretax charge of $131.0 million ($84.2 million after tax) recorded by Gallagher in first quarter 2005. On February 11, 2005, a jury in the Fourth District Court for the State of Utah awarded damages against Gallagher’s subsidiary, AJG Financial Services, Inc. (AJGFS), and in favor of Headwaters Incorporated (Headwaters) in the amount of $175.0 million. AJGFS and Headwaters entered into a definitive agreement effective as of May 1, 2005 to settle this and all other litigation between the companies for $50.0 million, which was paid to Headwaters in May 2005. Additionally, AJGFS and Headwaters have modified their existing licensing agreement allowing AJGFS to utilize Headwaters’ technology on two of AJGFS’ synthetic fuel facilities in exchange for (i) $70.0 million, which was paid to Headwaters on January 4, 2006 and (ii) an annual royalty to Headwaters in 2005, 2006 and 2007. The first quarter 2005 litigation charge provides for amounts related to this settlement, including the $120.0 million of settlement costs, together with litigation, bonding and other costs of approximately $11.0 million. At full production, and assuming no phase-out, the maximum annual royalty in 2006 and 2007 would be equal to $20.0 million of AJGFS’ estimated annual pre-royalty, pretax earnings of $40.0 million from these two facilities. However, the royalties paid to Headwaters in 2006 and 2007 will be less than the maximum annual royalty discussed above if oil prices remain at levels in excess of the phase-out levels. In connection with the Headwaters licensing agreement, Gallagher recorded $5.7 million of royalty expense during the six-month period ended June 30, 2006, which was included in investment expenses, based on the IRC Section 29-related Syn/Coal production volume and an assumed 53% phase-out.

The increase in overall effective income tax rate in 2006 primarily reflects the impact of the estimated oil price phase-out of tax credits. Gallagher idled the two IRC Section 29-related Syn/Coal facilities that generate substantially all of Gallagher’s tax credits from January 1 through June 12, 2006. Effective June 12, 2006, Gallagher restarted production at these two facilities.

When reporting its second quarter 2006 and later results, Gallagher no longer allocates its Section 29 tax credits among its three Segments. All tax credits generated by Gallagher, including the Syn/Coal facilities, are allocated to the Financial Services Segment. Historical results have been reclassified to conform to this presentation.

Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future, regardless of historical or future oil prices. Gallagher’s projected annual effective tax rate as of June 30, 2006 was 30.0%, which is reduced from the 41.0% reported for first quarter 2006. This decrease is a direct result of anticipated IRC Section 29-related credits earned from restarting operations at the two Syn/Coal facilities that have historically produced substantially all of Gallagher’s IRC Section 29-related credits. The overall effective income tax rate in 2005 reflects the tax credits generated by investments in limited partnerships that operate alternative energy projects (IRC Section 29) and low income housing, which are partially offset by state and foreign taxes. The effective income tax rate reported in 2005 has been impacted by the marginal income tax (benefit) effect on the two previously discussed litigation related charges that Gallagher recorded in first quarter 2005. Due to the size and nature of the litigation charges, Gallagher recorded an income tax benefit in 2005 using an effective marginal income tax rate of 40.0% for the Brokerage related litigation charge and 35.7% for the Financial Services related litigation charge.

IRC Section 29 tax credits will expire on December 31, 2007 and, if the law is not extended, Gallagher’s consolidated effective tax rate in 2008 is expected to be in the 39.0% to 41.0% range. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. The Market Wellhead Prices of domestic crude and the Phase-out Prices as determined by the Internal Revenue Service (IRS) for the last six years are as follows:

	Market Wellhead Price (1)		Phase-out Price (2)
Calendar Year			Starts At	Fully Phased Out At
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005	50.45		53.20	66.78
2006	59.62	(3)	55.00	69.00

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices.
(2)	Phase-out Prices for 2000 to 2005 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2006 until April 2007. The 2006 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.
(3)	This amount represents an estimated, six-month average of Market Wellhead Prices. The table below shows the published Market Wellhead Prices for January through April 2006 (latest month available). May and June 2006 have been estimated by management:

January	$57.82	April	$62.51
February	55.69	May	63.19
March	55.22	June	63.29

Oil prices were considerably higher in 2005 than 2004, but still below the 2005 Phase-out Prices. Because oil prices were substantially below the 2005 Phase-out Price, there was no phase-out for 2005. Management estimates that the Market Wellhead Price in 2006 would need to average approximately $55.00 to start a phase-out and average approximately $69.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2006 averaged $67.00 through June 30, 2006. The ending NYMEX Price at June 30, 2006 was $73.94. The NYMEX Price averaged $6.04 above the Market Wellhead Price for calendar year 2005. There can be no assurance that future oil prices will average under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2006, some or all of Gallagher’s IRC Section 29 operations may be curtailed. To partially mitigate the financial risk of a phase-out, which reduces the value of the tax credits earned and reduces the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher has entered into an arrangement (described below) with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices.

Using the information in the preceding paragraph, for full year 2006, Gallagher estimates that the NYMEX Price would need to average approximately $62.00 per barrel for calendar year 2006 for any phase-out to begin and average approximately $78.00 per barrel for calendar year 2006 for a complete phase-out.

Information regarding IRC Section 29-related Syn/Coal facilities is as follows:

(1)	It is not possible for Gallagher to predict what oil prices will average for all of calendar year 2006. Accordingly, for purposes of recognizing revenues and expenses related to IRC Section 29-related Syn/Coal investments for the six-month period ended June 30, 2006 discussed below, Gallagher assumed an average 2006 calendar year NYMEX Price of $70.40. This average produces an IRC Section 29 phase-out of approximately 53% and was determined by using actual daily closing prices from January 1 to June 30, 2006 and assuming that oil prices average $74.00 per barrel for the remainder of 2006. The ending NYMEX Price at July 18, 2006 was $73.54.

(2)	Gallagher and its partners continued to operate its three IRC Section 29-related Syn/Coal facilities that historically have generated pretax income, but relatively few tax credits for Gallagher. For the six-month period ended June 30, 2006 reported revenues and expenses assume a 53% phase-out, whereas there was no such phase-out in 2005.

(3)	From January 1 through June 12, 2006, Gallagher did not operate its two IRC Section 29-related Syn/Coal facilities that historically have generated pretax losses yet produce substantially all of Gallagher’s IRC Section 29-related Syn/Coal tax credits.

(4)	At June 30, 2006, the remaining carrying value of the five facilities and other related assets totaled $14.7 million. Gallagher has historically (and expects to continue to) depreciated/amortized these assets at approximately $2.5 million per quarter. If Gallagher chooses to either permanently shut down the facilities or enter into a significantly prolonged idle period, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings in the period that such a determination is made.

(5)	To partially mitigate the financial risk of a phase-out, which reduces the value of the tax credits earned and reduces the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher has entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any oil price derivative gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs are based on oil prices averaging certain levels for calendar year 2006. Gallagher made an up-front payment of $8.5 million on June 8, 2006 to enter into this oil price derivative, which will be marked to market value each quarter as part of the Financial Services Segment operating results, through the earlier of December 31, 2006, the date the contract expires or the date the contract is sold. The oil price derivative was valued at $9.6 million at June 30, 2006. Gallagher has not determined whether it will enter into similar hedging arrangements for 2007.

(6)	As discussed above, Gallagher recorded its 2006 operating results assuming that oil prices would average approximately $74.00 per barrel for the period July 1 through December 31, 2006. If Gallagher had reported its 2006 operating results assuming that oil prices would average approximately $76.00 per barrel for the period July 1 through December 31, 2006, Gallagher would have reported $0.5 million less in earnings from continuing operations for the six-month period ended June 30, 2006.

(7)	The information provided above is highly dependent on future events and actual results may differ materially. Significant uncertainty with respect to future events include, among others, Gallagher’s ability to cost effectively restart previously idled IRC Section 29-related Syn/Coal facilities, negotiate cost savings with its business associates and partners, available coal stocks and prices, weather, plant operating capacities, oil prices, the actual levels of production by quarter and whether Gallagher elects in the future to pursue hedging strategies. Gallagher cannot at this time predict whether or to what extent it will ultimately be able to benefit from its IRC Section 29-related Syn/Coal facilities nor can Gallagher definitively estimate the revenues, income and/or tax credits that these facilities will provide.

Gallagher is an investor in a privately-owned, multi-pollutant reduction venture, Chem-Mod LLC (Chem-Mod) which possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at three full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the Environmental Protection Agency’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.7 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders have retained an investment banking firm to help evaluate a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher through a wholly-owned subsidiary currently owns a 5% direct equity interest in C-Quest International LLC, and has an option to acquire an additional 22% direct interest in C-Quest International LLC, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International LLC is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total).

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

The litigation and retail contingent commission related matters had a substantial negative impact on Gallagher’s net cash provided by operating activities in 2005 and first quarter 2006. Such matters are likely to continue to have a substantial unfavorable impact in 2006. As previously discussed, AJGFS has been in the process of reducing its ownership interests in its non-tax advantaged investments, and in 2005, that process was accelerated in anticipation of payments that were required to be made as a result of the Headwaters litigation matter. The liquidation of AJGFS’ investments along with positive net cash flows from AJGFS’ operating activities provided enough liquidity to fund the payments related to Headwaters litigation matters. Gallagher anticipates that any contingent commission matters in 2006 will be funded by net cash flows from operating activities. If net cash flows from operating activities do not provide the necessary cash flow to cover the contingent commission matters, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs.

Historically, Gallagher’s ability to meet its cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock has substantially depended upon its ability to generate positive cash flows from its operating activities and will continue to do so in the future. However, with respect to Gallagher’s future potential cash requirements related to the repurchases of its common stock, Gallagher has occasionally used borrowings under its Credit Agreement to fund such repurchases, and could do so in the future if necessary. Cash (used) provided by operating activities was ($25.9 million) and $53.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease in cash provided by operating activities in 2006 compared to 2005 was primarily due to the $92.1 million of payments made to Headwaters in first quarter 2006 related to the first quarter 2005 settlement and to the $26.9 million Gallagher paid into a fund to be distributed to certain eligible policyholder clients under the AVC. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use (premiums and clients’ claim funds held as fiduciary funds) are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at June 30, 2006, Gallagher had a cash and cash equivalent balance of $222.4 million and tangible net worth of $343.8 million. In addition, Gallagher has a $450.0 million unsecured multicurrency credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. At June 30, 2006, Gallagher had $35.0 million of Corporate related borrowings outstanding under the Credit Agreement. The second quarter 2006 borrowings were made to fund the common stock repurchases ($10.8 million) and additional anticipated acquisitions which were delayed from second quarter to later in 2006. Historically, the second quarter for Gallagher has been the lowest net cash generating period. Gallagher anticipates sufficient cash flow in third quarter 2006 to fully pay off the outstanding borrowings. Due to outstanding letters of credit and borrowings, $381.8 million remained available for potential borrowings at June 30, 2006. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2006.

Except for 2005, Gallagher’s earnings from continuing operations before income taxes have increased every year since 1991. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for the litigation and retail contingent commission related matters incurred in first quarter 2005 and the claims handling obligations incurred in fourth quarter 2005. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. Acquisitions allow Gallagher to expand into desirable businesses and geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. However, management has no plans to substantially change the nature of the services performed by Gallagher. Gallagher believes that it has the ability to adequately fund future acquisitions through the use of cash and/or its common stock.

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

Dividends - In the six-month period ended June 30, 2006, Gallagher declared $58.2 million in cash dividends on its common stock, or $.60 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On July 14, 2006, Gallagher paid a second quarter dividend of $.30 per common share to shareholders of record at June 30, 2006, a 7% increase over the second quarter dividend per share in 2005. If each quarterly dividend in 2006 is $.30 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2006 of approximately $8.0 million.

Capital Expenditures - Net capital expenditures were $19.0 million and $11.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. In 2006, Gallagher expects total expenditures for capital improvements to be approximately $35.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 400,000 shares at a cost of $10.8 million during the six-month period ended June 30, 2006. Gallagher did not repurchase any shares under the plan during the six-month period ended June 30, 2005. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of June 30, 2006, Gallagher was authorized to repurchase approximately 4.6 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time. Gallagher did not repurchase any shares under the plan in 2005 primarily due to anticipated cash needs to fund the Headwaters and AVC related payments in 2005 and first quarter 2006.

The common stock repurchases reported in the consolidated statement of cash flows for the six-month period ended June 30, 2006 also includes 21,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher to settle an escrow obligation in connection with an acquisition made prior to 2006 and 29,000 shares (at a cost of $0.9 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2006 restricted stock distributions.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $39.3 million and $20.7 million in the six-month periods ended June 30, 2006 and 2005, respectively. While stock is Gallagher’s preferred “currency” for acquisitions, cash in lieu of stock was used in order to complete the acquisitions in 2005. The increased use of cash for acquisitions correlates with the reduction in common stock repurchases in 2005. Gallagher completed five acquisitions and seven acquisitions in the six-month periods ended June 30, 2006 and 2005, respectively.

During the six-month period ended June 30, 2006, Gallagher paid $6.8 million in cash and accrued $1.0 million in current liabilities related to earnout obligations of seven acquisitions made prior to 2006 and recorded additional goodwill of $5.1 million. During the six-month period ended June 30, 2005, Gallagher issued 0.4 million shares of its common stock and paid $1.4 million in cash related to earnout obligations of five acquisitions made prior to 2005 and recorded additional goodwill of $12.2 million.

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

In fourth quarter 2005, Gallagher began to explore opportunities to sell its home office land and building. Gallagher has received several indications of interest to purchase this investment. Formal terms are in negotiation and Gallagher expects a sale to be completed by December 31, 2006. No definitive agreement has been executed and no closing date has yet been determined. If a sale occurs, Gallagher expects to sell the building for an amount approximately equal to its net book value. However, under GAAP, if Gallagher incurs a loss on the sale, the loss will be recorded in current period earnings, while any gain would be deferred and amortized as a reduction of future rent expense over the remaining term of the lease.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3, 6 and 13 to the June 30, 2006 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the June 30, 2006 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of these off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2006 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2006 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2006.

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

At June 30, 2006, Gallagher had an arrangement with an unaffiliated third party which constituted a call spread on oil futures that created a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs are based on oil prices averaging certain levels for calendar year 2006. Gallagher made an up-front payment of $8.5 million to enter into this financial hedge, which is marked to market value each period with the resulting unrealized gain/loss included in Gallagher’s operating results. The oil price derivative was valued at $9.6 million at June 30, 2006, which resulted in an unrealized gain of $1.1 million that was included in Gallagher’s second quarter operating results. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical five percentage point decrease in oil prices for this derivative at June 30, 2006. The resulting fair value would decrease by approximately $3.7 million.

At June 30, 2006, Gallagher had $35.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. The market risk is estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2006 and the resulting fair values would not be materially different from its carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2006 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $5.4 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries, where possible, such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk, Gallagher has a foreign currency hedging strategy in place to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s consolidated financial statements for the six-month period ended June 30, 2006.

Item 4. Controls and Procedures

As of June 30, 2006, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of June 30, 2006.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2006	—	$—	—	5,000.0
May 1 to May 31, 2006	400.0	27.10	400.0	4,600.0
June 1 to June 30, 2006	—	—	—	4,600.0

Total	400.0	$27.10	400.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended since that date to authorize additional shares for repurchase. On July 21, 2005, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. Under the provisions of the repurchase plan, as of June 30, 2006, Gallagher continues to have the capacity to repurchase approximately 4.6 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 16, 2006, 87,299,022 shares of Gallagher’s Common Stock, or 90.65% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Gallagher elected Mr. J. Patrick Gallagher, Jr., Ms. Ilene S. Gordon and Mr. James R. Wimmer as Class I Directors with terms expiring in 2009. Of the shares voted with respect to the election of Mr. Gallagher, 86,102,182 were voted in favor and 1,196,840 were withheld. Of the shares voted with respect to the election of Ms. Gordon, 83,087,265 were voted in favor and 4,211,757 were withheld. Of the shares voted with respect to the election of Mr. Wimmer, 85,987,924 were voted in favor and 1,311,098 were withheld.

Continuing as Class II Directors with terms expiring in 2007 are Mr. T. Kimball Brooker, Mr. Robert E. Gallagher and Mr. David S. Johnson. Continuing as Class III Directors with terms expiring in 2008 are Mr. Gary P. Coughlan, Mr. Elbert O. Hand and Ms. Kay W. McCurdy.

The Stockholders of Gallagher also ratified the appointment of Ernst & Young LLP as Gallagher’s independent registered public accounting firm for the fiscal year ending December 31, 2006. Of the shares voted with respect to the ratification of Ernst & Young LLP, 86,766,340 were voted in favor, 480,060 were voted against and 52,621 were withheld.

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

Arthur J. Gallagher & Co.

Date: July 27, 2006	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2006

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.