Form 10-K
period 2006-12-31
GALLAGHER ARTHUR J & CO
filed 2007-02-05
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 1-9761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Two Pierce Place Itasca, Illinois	60143-3141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 773-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share Common Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2006 (the last day of the registrant’s most recently completed second quarter) was $2,363,751,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2006 was 98,354,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.’s definitive 2007 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

Part I

Item 1. Business.

General

Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as “Gallagher” unless the context otherwise requires) are engaged in providing insurance brokerage, risk management and related services to clients in the U.S. and abroad. Gallagher’s principal activity is the negotiation and placement of insurance for its clients. Gallagher also specializes in furnishing risk management services. Risk management involves assisting clients in analyzing risks and determining whether proper protection is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of corporate risk management policies and cost-effective loss control and prevention programs. Risk management services also include claims management, loss control consulting and insurance property appraisals. Gallagher believes that its ability to deliver comprehensively structured risk management and brokerage services is one of its major strengths. In addition, Gallagher has a financial services operation that manages its investment portfolio.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance markets continue to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may continue to be subject to reduction due to the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or developments resulting in the loss or unavailability of IRC Section 29 tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors.”

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

The two major sources of operating revenues for Gallagher are commissions from brokerage operations and service fees from brokerage and risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2006, is as follows (in millions):

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commissions
Brokerage	$849.5	56%	$784.3	53%	$726.8	51%
Retail contingent commissions
Brokerage	2.5	0%	28.8	2%	33.8	2%
Fees
Brokerage	188.5	12%	169.8	11%	146.2	10%
Risk Management	397.3	26%	367.7	25%	343.8	24%
Investment income and other
Brokerage	30.2	2%	17.9	1%	13.4	1%
Risk Management	4.0	0%	2.9	0%	1.7	0%
Financial Services	62.0	4%	112.5	8%	171.3	12%

Total revenues	$1,534.0	100%	$1,483.9	100%	$1,437.0	100%

See Note 20 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference, for additional financial information, including earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2006, 2005 and 2004.

During 2006, 2005 and 2004, Gallagher’s total revenues and expenses each increased sequentially from quarter-to-quarter within the calendar years, except for total revenues in fourth quarter 2006, due to investment losses recognized in the Financial Services Segment, first quarter 2005, which was negatively impacted by litigation and retail contingent commission related charges, and fourth quarter 2005, due to the reduction in retail contingent commissions and charges related to retail contingent commission related matters and claims handling obligations. However, commission and fee revenues and the related expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates that historically are heaviest in third and fourth quarters. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions will also impact the trends in Gallagher’s quarterly operating results. See Note 19 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference, for unaudited quarterly operating results for 2006 and 2005.

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

The primary source of Gallagher’s compensation for its Brokerage Segment is commissions paid by insurance companies which are usually based upon a percentage of the premium paid by insureds. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which Gallagher acts. In some cases, Gallagher is compensated for brokerage or advisory services directly by fees from clients. Historically, Gallagher also has received contingent commissions which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Occasionally, Gallagher shares commissions with other brokers who have participated with Gallagher in placing insurance or servicing insureds. GBS receives a fee for acting in the capacity of advisor and administrator with respect to employee benefit programs and receives commissions in connection with the placement of insurance under such programs. As previously reported, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. As of December 31, 2006, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. In addition, under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired up to three years from the acquisition date. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements for a discussion of the material terms of the AVC. In 2005, Gallagher began to experience reduced contingent commission revenue and it is expected that future contingent commission revenues will continue to be substantially reduced. The reduction in retail contingent commissions, as discussed above, has continued to have a substantial negative impact on Gallagher’s pretax earnings in 2006 and is expected to continue to have such effect on future earnings.

Risk Management

The Risk Management Segment consists of Gallagher’s wholly-owned subsidiary, Gallagher Bassett Services, Inc. (GB).

GB provides a full range of risk management services including claims management, risk control consulting services, information management, and property appraisals on a totally integrated or select, stand-alone basis. GB provides these services for Gallagher’s clients through a network of service offices located throughout the U.S., Canada, England, Scotland and Australia.

GB primarily markets its risk management services directly to clients on an unbundled basis independent of Gallagher’s brokerage operations. GB also markets these services to BSD and SMI clients who use P/C risk management related services.

In connection with its risk management services, GB provides claims administration services related to “self-insurance” programs for large institutions, risk sharing pools and associations, and large commercial and industrial customers. Self-insurance, as administered by GB, is a program in which the client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposures with an insurance carrier that specializes in these less predictable exposures.

GB’s revenues for risk management services are substantially in the form of fees. These fees are typically negotiated in advance on an annual basis based upon the type and estimated volume of the services to be performed.

GB received a subpoena from the Office of the Attorney General of the State of New York on December 2, 2004 and the Office of the Attorney General of the State of Connecticut on July 24, 2006. On August 21, 2006, GB received a similar subpoena from the Office of the Attorney General of the State of Illinois. The subpoenas request information in connection with separate investigations being conducted by each state and none of the subpoenas relate to Gallagher's brokerage operations. Gallagher is fully cooperating with these investigations.

Financial Services

The Financial Services Segment is primarily responsible for Gallagher’s investment portfolio, which includes tax advantaged investments, real estate partnerships, an alternative investment fund manager, notes receivable from investees and, prior to January 25, 2007, an investment in an airplane leasing company that leases two cargo airplanes to the French Postal Service. Financial Services manages Gallagher’s invested assets in order to maximize the long-term after-tax return to Gallagher. See Note 3 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference, for a summary of Gallagher’s investments.

Gallagher’s overall non-fiduciary investment strategy going forward will be primarily focused on tax advantaged investments. Gallagher has used the limited partnership or limited liability company forms of legal ownership to fund many of its investments in order to obtain favorable tax treatment with respect to gains, losses and distributions, while limiting its liability. Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, letters of credit, financial guarantees and funding commitments. In the event that certain of these limited partnerships or limited liability companies were to default on their debt obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated financial position or operating results. In some cases, Gallagher may be at risk for tax credits taken in previous years, which may also be material to its operations. See Note 3 and Note 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference, for a summary of outstanding letters of credit, financial guarantees and funding commitments and Note 8 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements for a summary of outstanding debt and contingent commitments. In addition, see Note 3 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements for a summary of Gallagher’s tax credit exposure.

International Operations

Total revenues by geographic area for each of the three years in the period ended December 31, 2006 are as follows (in millions):

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,335.9	87%	$1,323.8	89%	$1,289.7	90%
Foreign, principally United Kingdom, Australia and Bermuda	198.1	13%	160.1	11%	147.3	10%

Total revenues	$1,534.0	100%	$1,483.9	100%	$1,437.0	100%

The Brokerage Segment’s international operations comprise the following: a Lloyd’s of London broker and an insurance and reinsurance brokerage and risk management operation in the United Kingdom; an insurance and reinsurance brokerage operation, a captive management operation and two “rent-a-captive” insurance and segregated account company facilities in Bermuda; reinsurance intermediary operations in Australia and Singapore; and a network of correspondent brokers and consultants in 120 countries around the world.

Arthur J. Gallagher (UK) Limited (AJG UK) is a wholly-owned London-based subsidiary of Gallagher. It provides brokerage and other services to clients primarily located outside the United Kingdom. The principal activity of AJG UK is to negotiate and place insurance and reinsurance with London underwriters and insurance companies worldwide. In addition, AJG UK is a Financial Services Authority (FSA) registered broker and an approved Lloyd’s of London broker. AJG UK’s brokerage services encompass most classes of business within the general categories of aviation, marine, reinsurance (treaty and facultative) and P/C. The focus of AJG UK’s business development has been with non-United Kingdom brokers, agents and insurers rather than domestic United Kingdom retail business. Its clients are primarily insurance and reinsurance companies, underwriters at Lloyd’s of London, Gallagher’s non-United Kingdom subsidiaries, other independent agents and brokers and major business corporations requiring direct insurance and reinsurance placements.

Connor Hale Kerslake Limited (CHK) is a wholly-owned London-based subsidiary of Gallagher. CHK acts primarily as a wholesale broker, placing business with Lloyd’s of London and the London Company market for other insurance brokers. Substantially all of CHK’s business is derived from Ireland.

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

See Note 18 and Note 20 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference, for additional financial information related to Gallagher’s foreign operations, including earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2006, 2005 and 2004.

Markets and Marketing

A large portion of the commission and fee business of Gallagher is derived from all types of business institutions, not-for-profit organizations, associations and municipal and other governmental entities. Gallagher’s clients include U.S. and multi-national corporations engaged in a broad range of commercial and industrial businesses. Gallagher also places insurance for individuals. Gallagher services its clients through its network of more than 250 sales and service offices in the U.S. and six countries abroad. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a materially adverse effect on Gallagher. In 2006, the largest single customer represented approximately 1% of total revenues and the ten largest customers represented approximately 6% of total revenues.

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

Competition

According to Business Insurance magazine (July 17, 2006 edition), Gallagher is the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in every area of its business. Gallagher competes with three firms that are as large or significantly larger than Gallagher in global risk management and brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large or larger than the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

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

As previously discussed, on May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into the AVC with the IL State Agencies to resolve all of the issues related to investigations conducted by the IL State Agencies. Under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements for a discussion of the material terms of the AVC.

Business Combinations

In 2006, Gallagher acquired substantially all the net assets or common stock of ten insurance brokerage firms and a premium finance company (ten asset purchases and one stock purchase) in exchange for its common stock and/or cash and accounted for them as business combinations. See Note 4 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which is incorporated herein by reference, for a summary of the 2006 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

Since December 31, 2006, Gallagher has completed two acquisitions, which are as follows:

On January 5, 2007, Gallagher acquired substantially all of the net assets of Financial Profiles, Inc., a corporation engaged in the benefits insurance business, in exchange for 305,000 shares of Gallagher’s common stock, cash of $9.0 million and a contingent earnout obligation of $9.5 million that, if any is earned, will be paid in cash or stock, at Gallagher’s election.

On January 25, 2007, Gallagher acquired substantially all of the net assets of InterNational Insurance Group, Ltd., a corporation engaged in the insurance brokerage business, in exchange for shares of Gallagher’s common stock with an aggregate fair value of $1.5 million plus the assumption of approximately $1.2 million of debt.

In addition, on January 24, 2007, Gallagher entered into a Share Purchase Agreement to acquire all of the outstanding capital stock of Lowndes Lambert Group Canada Ltd., a group of corporations engaged in the insurance brokerage business in Canada. The transaction is subject to customary closing conditions and is anticipated to be closed in mid-February 2007.

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

Employees

As of December 31, 2006, Gallagher employed approximately 8,750 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Gallagher derives much of its revenue from commissions and fees for brokerage and risk management services. Gallagher does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for an extended period of years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Gallagher’s commission revenue in many lines and in many geographic areas. After this period of time, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. This trend was accentuated by the events of September 11th, following which insurance coverage in many lines became less available and premium rates increased, in some cases dramatically. More recently, during the period from 2004 to 2006, the market softened again in many lines and in many geographic areas. However, the abnormally high level of hurricane activity and other natural disasters in those years has hardened the market in certain geographic areas and business lines. Because of these market fluctuations for insurance products, which Gallagher cannot predict or control, its brokerage revenues and profitability can be volatile.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While Gallagher historically has been able to participate in certain of these activities on behalf of its customers, and obtain fee revenue for such services, there can be no assurance that Gallagher will realize revenues and profitability as favorable as those realized from its traditional brokerage activities.

Gallagher’s results may be adversely affected if it is unable to successfully implement a new business compensation model.

In October 2004, Gallagher announced that, effective January 1, 2005, it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker. In connection with the elimination of contingent commissions, Gallagher established a new business compensation model and commission structure that it implemented in 2005 and continues to refine. There can be no assurance that it will generate incremental commission revenues equivalent to those previously received from contingent commissions. The inability to generate adequate revenues from Gallagher’s new business compensation model and commission structure may significantly undermine Gallagher’s operating results and profitability.

Gallagher is subject to a number of investigations and legal proceedings concerning contingent compensation, other industry practices and certain conduct, which, if determined unfavorably to Gallagher, could adversely affect its financial strength and results of operations.

Private parties have filed civil litigation against Gallagher under a variety of legal theories relating, among other things, to broker compensation practices. Gallagher is named as a defendant in a purported class action lawsuit pending in the Circuit Court of Cook County, Illinois, which challenges the propriety of alleged “undisclosed contingent commissions” paid pursuant to certain compensation arrangements between Gallagher and various insurance carriers. Additionally, Gallagher is one of a number of insurance brokerage and insurance company defendants in a Federal Multi-District class action litigation (MDL) pending before the U.S. District Court for the District of New Jersey against commercial insurers and brokers relating to industry-wide contingent commission matters, and is party to various other litigation matters. On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL. Gallagher admitted no wrongdoing, but chose to conclude its involvement, rather than prolong what would have been a costly and burdensome lawsuit. The MDL settlement, which is subject to court approval, provides for Gallagher to distribute $28.0 million to current and former clients and others that used a broker to purchase retail insurance from 1994 to 2005. Gallagher will also pay $8.9 million in plaintiffs’ attorney fees. In the event the MDL settlement is not approved by the court, Gallagher may incur significant additional legal costs and face potential liability in connection with the MDL.

Additionally, the insurance industry in general, and Gallagher individually, continue to be the subjects of a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to contingent commission arrangements. On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to investigations conducted by the IL State Agencies, pursuant to which it paid $26.9 million into a fund to be distributed to eligible retail customers by March 31, 2006, and agreed to undertake certain business changes. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund to be distributed to certain eligible policyholder clients. As of December 31, 2006, $8.6 million remained in the Fund which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. For a more detailed discussion of these matters refer to Note 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements.

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

New competition as a result of these or other competitive or industry developments could cause the demand for Gallagher’s products and services to change, which could in turn adversely affect Gallagher’s results of operations and financial condition.

Gallagher faces a variety of risks in its Gallagher Bassett Services operations which are distinct from those it faces in its brokerage operations.

Gallagher’s Risk Management Segment, which accounted for approximately 26% of Gallagher’s total 2006 revenues, operates primarily through its subsidiary, Gallagher Bassett Services, Inc. (GB). GB is a third party administrator and risk consultant that provides a range of risk management services, including claims management, risk control consulting services, information management and property appraisals. While GB’s business has less exposure to the hard and soft market cycles described above to which Gallagher’s brokerage business is exposed, GB faces a variety of other risks which are unique to its operations, including:

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

Gallagher purchases insurance to provide protection from errors and omissions claims that may arise in the ordinary course of business, subject to self-insured deductibles and limits. As of December 31, 2006, the amounts of Gallagher’s deductible and limit for claims were $5.0 million and $165.0 million, respectively. Gallagher’s business, results of operations, financial condition and liquidity may be adversely affected if, in the future, its insurance coverage proves to be inadequate or unavailable or there is a general increase in the number or amounts of claims to which Gallagher is exposed. Gallagher’s future ability to obtain professional indemnity insurance in the amounts and with the deductibles and limits it desires may be adversely impacted by general developments in the market for such insurance or Gallagher’s own claims experience. In addition, claims, lawsuits and other proceedings may harm Gallagher’s reputation or divert management resources away from operating its business.

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

Many of Gallagher’s activities are subject to regulatory supervision. Failure to comply with some of these regulations could lead to disciplinary action that may include requiring clients to be compensated for loss, the imposition of penalties and the revocation of Gallagher’s authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time-to-time require operational changes which could result in lost revenues or higher costs or hinder Gallagher’s ability to operate its business.

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

Some of Gallagher’s foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. Gallagher must also translate the financial results of its foreign subsidiaries into U.S. dollars. Although Gallagher had a foreign currency hedging strategy in 2006, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect Gallagher’s results of operations.

Gallagher also operates in certain countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more established countries. Gallagher’s operations in these countries may be temporarily or permanently disrupted by adverse geopolitical or economic conditions in these locations. For example, Gallagher uses third-party service providers located in India for certain back office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected Gallagher’s infrastructure in India. However, such factors could potentially affect Gallagher’s infrastructure or ability to utilize third-party providers in the future. Should Gallagher’s access to these services be disrupted, Gallagher’s business, operating results and financial condition could be adversely affected.

Gallagher is exposed to various risks relating to losses on investments held by its Financial Services business.

Gallagher’s Financial Services business holds a variety of investments, including (i) an interest in a holding company that holds interests in private investment management firms, (ii) early-stage loans and partnership interests relating to low income housing developments, (iii) investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29 and (iv) certain other real estate and other investments. These investments are subject to risk of impairment due to a variety of causes, including general overall economic conditions, the effects of changes in interest rates, various regulatory issues, credit risk, potential litigation, failure to monetize in an effective and/or cost-efficient manner and poor operating results. Any of these consequences may diminish the value of Gallagher’s invested assets and adversely affect its net worth and profitability.

Gallagher has historically benefited from Section 29 tax credits. The disallowance or termination of Section 29 tax credits, or the loss of all or part of its Section 29 tax credits due to phase out of such credits, would decrease Gallagher’s revenues, increase its costs, increase its effective tax rate and decrease its income.

Under current law, IRC Section 29 tax credits are not available for synthetic fuel sold after December 31, 2007, and, if the law is not extended, Gallagher’s effective federal income tax rate in 2008 will likely adjust upward to fall within a range of approximately 40.0% to 42.0%. In addition, there have been initiatives from time-to-time to consider the early repeal or modification of IRC Section 29, and the IRS is continuing to audit taxpayers claiming IRC Section 29-tax credits related to synthetic fuel facilities with respect to a variety of issues. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. It is not possible for Gallagher to calculate exactly what oil prices will average (as determined by the IRS) for all of calendar year 2006 nor forecast what they will be in 2007. Accordingly, for purposes of recognizing revenues and expenses related to IRC Section 29-related investments for 2006, Gallagher assumed an average 2006 calendar year New York Mercantile Exchange (NYMEX) Price of $66.12. This average produces an IRC Section 29 phase-out of approximately 36% and was determined by using actual daily closing prices from January 1 to December 29, 2006. For calendar year 2007, Gallagher estimates that the commonly reported crude oil price (NYMEX price) would need to average approximately $62.00 per barrel for calendar 2007 for any phase-out to begin and average approximately $78.00 per barrel for calendar 2007 for a complete phase-out. The average daily NYMEX Price for 2007 through January 25 was $54.23 per barrel.

To partially mitigate the financial risk of a phase-out, which reduces the value of the tax credits earned and reduces the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher entered into arrangements in both 2006 and 2007 with unaffiliated third parties which constitute call spreads on oil futures to create financial hedges that were designed to generate gains to Gallagher in the event of certain levels of increased oil prices. These hedges are not intended to be “perfect hedges” for accounting purposes, but are intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any oil price derivative gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs are based on oil prices averaging certain levels for calendar years 2006 and 2007.

There can be no assurance that future oil prices will be below future phase-out levels. Should Gallagher or its partners anticipate that oil prices may cause a significant Phase-out of the IRC Section 29 tax credits in 2007, some or all of Gallagher’s IRC Section 29 operations could be curtailed, resulting in Gallagher earning fewer tax credits, realizing a higher effective tax rate for federal income tax purposes and triggering indemnification payment obligations under various agreements which Gallagher has with its investment partners. For further information about the negative effects these contingencies could have on Gallagher’s results of operations, see the discussion on IRC Section 29 tax credits included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Gallagher’s 2006 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 2. Properties.

Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 308,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018. Gallagher has a 60% ownership interest in a real estate limited partnership that, prior to December 7, 2006, owned the Two Pierce Place property. On December 7, 2006, the partnership sold its ownership interest in Gallagher’s home office land and building and extinguished related debt of $75.2 million. Related to this sale, Gallagher received cash of $7.9 million and recognized a $4.2 million pretax loss. Prior to December 7, 2006, this investment was consolidated into Gallagher’s Consolidated Financial Statements. See Notes 3, 8 and 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which are incorporated herein by reference for additional information with respect to this ownership interest and related lease commitment.

Gallagher generally operates in leased premises. Certain of Gallagher’s office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements, which is incorporated herein by reference, for information with respect to Gallagher’s lease commitments at December 31, 2006.

Item 3. Legal Proceedings.

Information regarding legal proceedings of Gallagher is included in Note 17 (Litigation) to the Consolidated Financial Statements of Gallagher’s 2006 Financial Statements and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2006.

Item 4A. Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	55	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Elizabeth J. Brinkerhoff	63	Vice President since 1993

Richard C. Cary	44	Controller since 1997, Chief Accounting Officer since 2001, Acting Chief Financial Officer September 2002 to April 2003

James W. Durkin, Jr.	57	Vice President since 1985, President of GBS since 1985

James S. Gault	55	Vice President since 1992, President and Chief Operating Officer of BSD since June 2002

Douglas K. Howell	45	Vice President since March 2003 and Chief Financial Officer since April 2003

David E. McGurn, Jr.	54	Vice President since 1993, President of SMI since 2001

Richard J. McKenna	60	Vice President since 1994, President of GB since 2000

John C. Rosengren	60	Vice President and General Counsel since 1995, Secretary since 2002

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period January 1, 2005 through December 31, 2006 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2006
First	$31.77	$27.65	$.30
Second	28.32	24.75	.30
Third	28.14	24.42	.30
Fourth	30.42	26.44	.30

2005
First	$32.85	$28.55	$.28
Second	29.15	26.48	.28
Third	29.78	26.54	.28
Fourth	31.94	28.16	.28

As of December 31, 2006, there were approximately 900 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2006	—	$—	—	4,600.0
November 1 to November 30, 2006	592.0	29.26	592.0	4,008.0
December 1 to December 31, 2006	104.0	29.93	104.0	3,904.0

Total	696.0	$29.36	696.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (last amendment was on July 21, 2005) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of December 31, 2006, Gallagher continues to have the capacity to repurchase approximately 3.9 million shares. On January 18, 2007, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 5.0 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance is included in the disclosure set forth under the caption “Equity Compensation Plan Information” in Gallagher’s 2007 Proxy Statement and is incorporated herein by reference.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2006 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$852.0	$813.1	$760.6	$705.5	$621.8
Fees	585.8	537.5	490.0	418.7	352.2
Investment income and other	96.2	133.3	186.4	96.9	46.6

Total revenues	1,534.0	1,483.9	1,437.0	1,221.1	1,020.6
Total expenses before litigation and contingent commission matters and claims handling obligations	1,371.9	1,267.1	1,199.7	1,028.3	836.0
Litigation and contingent commission matters and claims handling obligations	9.0	219.6	—	—	—

Earnings (loss) before income taxes	153.1	(2.8)	237.3	192.8	184.6
Provision (benefit) for income taxes	24.6	(31.4)	47.8	46.9	55.2

Earnings from continuing operations	128.5	28.6	189.5	145.9	129.4
Earnings (loss) on discontinued operations, net of income taxes	—	2.2	(1.0)	0.3	0.5

Net earnings	$128.5	$30.8	$188.5	$146.2	$129.9

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.31	$.30	$2.00	$1.57	$1.41
Diluted net earnings per share (1)	1.31	.32	1.99	1.57	1.41
Dividends declared per common share (2)	1.20	1.12	1.00	.72	.60

Share Data:
Shares outstanding at year end	98.4	95.7	92.1	90.0	88.5
Weighted average number of common shares outstanding	97.1	94.1	91.5	90.0	87.3
Weighted average number of common and common equivalent shares outstanding	98.4	96.1	94.5	93.3	91.9

Consolidated Balance Sheet Data:
Total assets	$3,420.1	$3,389.5	$3,233.3	$2,900.4	$2,463.5
Long-term debt less current portion	25.9	107.6	140.0	122.1	128.3
Total stockholders’ equity	864.1	769.1	761.0	619.1	528.2

Return on beginning tangible net worth (3)	37%	8%	48%	37%	42%

Employee Data:
Number of employees at year end	8,757	8,135	7,840	6,808	6,664
Total revenue per employee (4)	$175,000	$182,000	$183,000	$179,000	$153,000
Earnings from continuing operations before litigation and contingent commission matters and and claims handling obligations per employee (4) (5)	$15,000	$21,000	$24,000	$21,000	$19,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, less net balance of goodwill and amortizable intangible assets, as of the beginning of the year.
(4)	Based on the number of employees at year end.
(5)	Represents earnings from continuing operations before the after tax impact of litigation and contingent commission matters and claims handling obligations related charges.

Certain Non-GAAP Financial Measures. The line item in the preceding selected financial data table entitled “Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee” may be considered a “non-GAAP financial measure” within the meaning of SEC regulations because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Consistent with SEC regulations, a description of such information is provided in the table above and a reconciliation of certain of such items to GAAP is provided herein. Charges in 2006 related to retail contingent commission related matters totaled $9.0 million (or $5.4 million after tax). Charges in 2005 related to litigation related matters, retail contingent commission related matters and claims handling obligations totaled $131.0 million (or $84.2 million after tax), $73.6 million (or $44.2 million after tax) and $15.0 million (or $9.8 million after tax), respectively. There were no such items in 2002 to 2004. These amounts, which Gallagher believes are non-recurring, were added back to earnings from continuing operations in 2006 and 2005 in order to calculate earnings from continuing operations before litigation and contingent commission related matters and claims handling obligations per employee.

Gallagher believes the items included above provide meaningful additional information, which may be helpful to investors in assessing certain aspects of Gallagher's operating performance and financial condition that may not be otherwise apparent from GAAP. Industry peers provide similar supplemental information, although they may not use the same or comparable terminology and may not make identical adjustments. This non-GAAP information should be used in addition to, but not as a substitute for, the GAAP information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher’s 2006 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information regarding Quantitative and Qualitative Disclosures about Market Risk is included in Gallagher’s 2006 Financial Statements under the caption entitled “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Gallagher’s Consolidated Financial Statements, the related notes thereto and Report of Independent Registered Public Accounting Firm are included in Gallagher’s 2006 Financial Statements and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of December 31, 2006.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Gallagher’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Gallagher’s 2006 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and nominees for directors of Gallagher is included under the caption entitled “Election of Directors” in the 2007 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report. Information regarding Gallagher’s Audit Committee is included under the caption entitled “Board of Directors and Committees - Audit Committee” in the 2007 Proxy Statement and is incorporated herein by reference.

The Board of Directors has determined that Gary P. Coughlan qualifies as an Audit Committee financial expert, as such term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. Gallagher’s Audit Committee is a separately designated committee of the Board of Directors and is comprised of the following independent directors: William L. Bax, T. Kimball Brooker, Gary P. Coughlan and James R. Wimmer.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to Gallagher’s Board of Directors since Gallagher’s disclosure of such procedures under the caption entitled “Corporate Governance - Nomination of Directors” in the 2006 Proxy Statement.

Item 11. Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2007 Proxy Statement under the caption entitled “Compensation of Executive Officers and Directors,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Principal Holders of Securities” in the 2007 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to relationships and related transactions is included under the heading “Certain Relationships and Related Transactions, and Director Independence” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2007 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements from Gallagher’s 2006 Financial Statements which are incorporated herein by reference:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2006.

(b)	Consolidated Balance Sheet as of December 31, 2006 and 2005.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2006.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2006.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits:

Included in this Form 10-K.

13.0	Gallagher’s 2006 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 18, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 23, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

3.2	By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 33-10447).

3.3	Rights Agreement between Gallagher and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibits 1 and 2 to Gallagher’s Form 8-A Registration Statement filed May 12, 1987, File No. 0-13480).

3.4	Assignment and Assumption Agreement of Rights Agreement by and among Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), Harris Trust and Savings Bank and Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form S-8 Registration Statement No. 33-38031).

3.5	Amendment No. 1 to Exhibit 3.3 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.6	Amendment No. 2 to Exhibit 3.3 (incorporated by reference to Exhibit 4.4 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

3.7	Amendment to Exhibit 3.3 (incorporated by reference to Exhibit 4.5 to Gallagher’s Form 8-A/A Registration Statement filed on April 20, 2004, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

10.1	Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois and Arthur J. Gallagher & Co., dated May 18, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated May 18, 2005, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

10.7	Letter dated December 31, 1983 from Arthur J. Gallagher & Co. to Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago) regarding Common Stock Purchase Financing Program including exhibits thereto and related letters (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

10.7.1	Amendment to Exhibit No. 10.7 dated September 11, 1985 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1985, File No. 0-13480).

10.8	Multicurrency Credit Agreement dated as of October 5, 2005 among Arthur J. Gallagher & Co., the Guarantors Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent (incorporated by reference to the Exhibit 10.1 to Gallagher’s Form 8-K Current Report dated October 5, 2005, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1999, File No. 1-9761).

*10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan and Deferred Equity Trust Agreement dated March 22, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.16.1	First Amendment to the Arthur J. Gallagher & Co. Deferred Equity Participation Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.18	Promissory Note dated March 15, 2001 in the principal amount of $2,382,900 from Michael J. Cloherty, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.19	Employment Agreement dated January 1, 1999 between Gallagher and James J. Braniff III (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.20	Secured Promissory Note dated June 19, 1996 in the principal amount of $1,155,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.21	Promissory Note dated February 1, 1999 in the principal amount of $100,000 from James J. Braniff III, payable to Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2000, File No. 1-9761).

*10.22	Arthur J. Gallagher & Co. Brokerage Services Division Management Bonus Plan Amended and Restated as of March 21, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, File No. 1-9761).

*10.22.1	Employment Agreement dated September 3, 2002 between Gallagher and Michael J. Cloherty (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005 . (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2005, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

*10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2006, File No. 1-9761).

10.36	Purchase and Sale Agreement Dated as of March 22, 2005, entered into by and among AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co., Three E Corporation and SOF-HARMONY, L.L.C. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.37	Settlement Agreement and Mutual Release Dated as of May 1, 2005 by and between Headwaters Incorporated (formerly known as Covol Technologies, Inc.), Square D Company, Arthur J. Gallagher & Co. and AJG Financial Services, Inc. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.39	Option Agreement among Carolyn Kelly, NOx II, Ltd., an Ohio limited liability company, and AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co. dated October 17, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.41	Purchase and Sale Agreement by and between HGC/Two Pierce Limited Partnership, an Illinois limited partnership, and Wells Operating Partnership, L.P., a Delaware limited partnership, dated November 30, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

10.42

Share Purchase Agreement by and between AJG Capital, Inc., an Illinois corporation, and Aviacargo 27125/27347, LLC, a

Delaware limited liability company, and Erste Finance Malta Limited Partnership, a Maltese limited liability company, relating to shares in respect of Aviacargo Leasing Limited, dated January 25, 2007 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated January 25, 2007, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of February, 2007.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.

J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of February, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*WILLIAM L. BAX William L. Bax	Director

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*GARY P. COUGHLAN Gary P. Coughlan	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/S/ JOHN C. ROSENGREN
John C. Rosengren, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2006
Allowance for doubtful accounts	$6.7	$2.6	$(1.8	)(1)	$7.5
Allowance for estimated policy cancellations	4.9	—	—		4.9
Accumulated amortization of goodwill	6.8	—	—	(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	51.3	24.6	(2.4	)(3)	73.5

Year ended December 31, 2005
Allowance for doubtful accounts	$3.0	$4.2	$(0.5	)(1)	$6.7
Allowance for estimated policy cancellations	4.5	0.4	—		4.9
Accumulated amortization of goodwill	7.1	—	(0.3	)(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	33.4	20.7	(2.8	)(3)	51.3

Year ended December 31, 2004
Allowance for doubtful accounts	$2.7	$1.8	$(1.5	)(1)	$3.0
Allowance for estimated policy cancellations	3.0	1.5	—		4.5
Accumulated amortization of goodwill	6.8	—	0.3	(2)	7.1
Accumulated amortization of expiration lists and noncompete agreements	16.4	18.5	(1.5	)(3)	33.4

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

Exhibit Index

13.0	Gallagher’s 2006 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.