Form 10-Q
period 2007-03-31
GALLAGHER ARTHUR J & CO
filed 2007-04-26
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2007 was 98,900,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2007	2006
Commissions	$198.4	$182.2
Retail contingent commissions	0.8	1.0
Fees	146.1	131.7
Investment income - Brokerage and Risk Management	7.5	8.3
Investment income - Financial Services	31.3	4.3
Investment gains	4.1	—

Total revenues	388.2	327.5

Compensation	223.6	205.5
Operating	82.6	73.6
Investment expenses	44.4	4.4
Interest	0.6	2.1
Depreciation	7.7	7.4
Amortization	7.8	5.5

Total expenses	366.7	298.5

Earnings before income taxes	21.5	29.0
Provision for income taxes	1.7	11.9

Net earnings	$19.8	$17.1

Basic net earnings per share	$.20	$.18
Diluted net earnings per share	.20	.17
Dividends declared per common share	$.31	$.30

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
Cash and cash equivalents	$158.8	$208.0
Restricted cash	616.0	588.9
Unconsolidated investments - current	70.4	49.2
Premiums and fees receivable	1,306.5	1,422.3
Other current assets	117.2	107.8

Total current assets	2,268.9	2,376.2
Unconsolidated investments - noncurrent	29.5	32.5
Fixed assets related to consolidated investments - net	3.8	32.5
Other fixed assets - net	75.4	70.6
Deferred income taxes	290.0	286.8
Other noncurrent assets	97.7	91.8
Goodwill - net	358.8	316.6
Amortizable intangible assets - net	267.6	213.1

Total assets	$3,391.7	$3,420.1

Premiums payable to insurance and reinsurance companies	$1,877.8	$1,958.8
Accrued compensation and other accrued liabilities	268.3	316.4
Unearned fees	32.6	39.7
Income taxes payable	—	51.0
Other current liabilities	10.0	26.5
Corporate related borrowings	117.0	—
Investment related borrowings - current	6.8	8.9

Total current liabilities	2,312.5	2,401.3
Investment related borrowings - noncurrent	—	25.9
Other noncurrent liabilities	211.3	128.8

Total liabilities	2,523.8	2,556.0

Stockholders’ equity:
Common stock - issued and outstanding 98.9 shares in 2007 and 98.4 shares in 2006	98.9	98.4
Capital in excess of par value	299.7	285.7
Retained earnings	464.1	475.0
Accumulated other comprehensive earnings	5.2	5.0

Total stockholders’ equity	867.9	864.1

Total liabilities and stockholders’ equity	$3,391.7	$3,420.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Three-month period ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$19.8	$17.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Net (gain) loss on investments and other	(4.1)	—
Depreciation and amortization	15.5	12.9
Amortization of deferred compensation and restricted stock	1.4	1.8
Stock-based compensation expense	2.7	4.3
(Increase) decrease in restricted cash	(12.3)	4.6
Decrease in premiums receivable	127.3	117.0
Decrease in premiums payable	(109.6)	(112.9)
(Increase) decrease in other current assets	(30.9)	15.9
Net change in accrued compensation and other accrued liabilities	(51.3)	(143.9)
Net change in fees receivable/unearned fees	(3.8)	(5.4)
Net change in income taxes payable	(51.2)	(3.5)
Net change in deferred income taxes	57.5	4.1
Other	(2.2)	(6.1)

Net cash used by operating activities	(41.2)	(94.1)

Cash flows from investing activities:
Net additions to fixed assets	(9.9)	(9.4)
Cash paid for acquisitions, net of cash acquired	(79.5)	(14.3)
Proceeds from sale of consolidated operation	0.7	—
Net proceeds from investment transactions	0.1	—

Net cash used by investing activities	(88.6)	(23.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	7.6	9.1
Tax benefit from issuance of common stock	1.4	2.9
Repurchases of common stock	(15.7)	(0.6)
Dividends paid	(29.5)	(26.8)
Borrowings on line of credit facilities	117.0	—
Repayments of long-term debt	(0.2)	(0.6)

Net cash provided (used) by financing activities	80.6	(16.0)

Net decrease in cash and cash equivalents	(49.2)	(133.8)
Cash and cash equivalents at beginning of period	208.0	317.8

Cash and cash equivalents at end of period	$158.8	$184.0

Supplemental disclosures of cash flow information:
Interest paid	$0.6	$2.1
Income taxes paid	4.2	8.5

See notes to consolidated financial statements.

Notes to March 31, 2007 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds and tax advantaged and other strategic investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in 100 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2006 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Effect of New Accounting Pronouncements

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Gallagher adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on Gallagher’s consolidated financial position.

Gallagher had $67.2 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $59.7 million, as of January 1, 2007. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of January 1, 2007, Gallagher had accrued interest and penalties related to unrecognized income tax benefits of $5.2 million.

Gallagher and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. As of January 1, 2007, Gallagher has been examined by the Internal Revenue Service (IRS) through calendar year 2004, except for 2003, which the IRS declined to examine. Gallagher has not been contacted by the IRS for examination of any years subsequent to 2004. Gallagher is generally no longer subject to state and local income examination for all years prior to 2002. However, a number of state and local examinations are currently ongoing.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

U.S. generally accepted accounting principles (GAAP) have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, “Disclosures about Fair Value of Financial Instruments.”

SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					March 31, 2007
	March 31, 2007		December 31, 2006		LOCs & Financial Guarantees	Funding Commitments
	Current	Noncurrent	Current	Noncurrent
Unconsolidated Investments:

Direct and indirect investments in Asset Alliance Corporation (AAC):
Common stock	$—	$11.5	$—	$13.7	$—	$—
Preferred stock	13.4	—	13.4	—	—	—
Indirectly held	—	1.1	—	1.1	—	—

Total AAC	13.4	12.6	13.4	14.8	—	—

Alternative energy investments:
IRC Section 29 Syn/Coal production receivables	42.6	—	25.7	—	—	—
IRC Section 29 Syn/Coal unamortized assets	4.9	—	6.6	—	—	—
Equity interest in biomass projects and pipeline	0.2	9.0	0.1	9.5	—	—
Clean energy related ventures	—	0.7	—	0.6	—	0.7
Oil price derivative	6.7	—	—	—	—	—

Total alternative energy investments	54.4	9.7	32.4	10.1	—	0.7

Real estate, venture capital and other investments	2.6	7.2	3.4	7.6	5.4	1.0

Total unconsolidated investments	$70.4	$29.5	$49.2	$32.5	$5.4	$1.7

Asset Alliance Corporation - Through common stock and preferred stock investments, Gallagher effectively owns 25% of AAC, an investment management company that owns up to a two-thirds interest in ten private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which portfolios totaled approximately $3.2 billion at March 31, 2007. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

In 2002, Beacon Hill Asset Management LLC (Beacon Hill) withdrew from managing hedge fund portfolios for AAC due to various legal, contractual and business issues. In 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses naming AAC as a co-defendant. In fourth quarter 2006, all parties to this lawsuit entered into a settlement agreement, which is subject to court approval, to resolve this pending litigation.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in seven IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At March 31, 2007 and 2006, two of the IRC Section 29-related Syn/Coal limited partnerships were consolidated into Gallagher’s financial statements due to ownership percentage. The remainder of these investments were carried at amortized cost. Gallagher recognizes the tax credits as they are allocated by the partnerships, which are included as a component of the provision for income taxes.

IRC Section 29 Syn/Coal Production Receivables represent the uncollected installment sale proceeds as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties. Due to uncertainties related to the phase-out levels for 2006 and 2007, Gallagher agreed to delay collection of many of these receivables until second quarter 2007 and 2008, when the actual amounts will become known due to the determination of the phase-out levels for 2006 and 2007, respectively.

Four of the Biomass projects have been determined to be variable interest entities (VIEs), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At March 31, 2007, total assets and total debt of these investments were approximately $5.0 million and $3.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at March 31, 2007, which equaled the net aggregate carrying value of its investments.

As part of selling its interests in IRC Section 29-related Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At March 31, 2007, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $17.2 million, net of the applicable income tax benefit, for which Gallagher did not record any liability in its March 31, 2007 consolidated balance sheet. As part of selling its interests in IRC Section 29-related Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its March 31, 2007 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for the potential exposures related to Syn/Coal as of March 31, 2007.

IRC Section 29 Syn/Coal Unamortized Assets primarily represent the remaining book value related to the IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties. Gallagher accounts for these investments on the installment sale basis, which requires that the amortization of the bases of the assets sold be recognized ratably over time against the installment sale proceeds received as a component of investment income. The amortization period is based on the expected life of the IRC Section 29-related tax credits. IRC Section 29 unamortized assets also include the remaining book value of the portion of the IRC Section 29-related Syn/Coal limited partnerships that Gallagher owns. The remainder of these investments are carried at amortized cost.

IRC Section 29-related Syn/Coal Matters - The Permanent Subcommittee on Investigations of the Government Affairs Committee of the U.S. Senate (Subcommittee) is conducting an ongoing investigation of potential abuses of tax credits by producers of synthetic fuel under IRC Section 29. The Subcommittee Chairman, in a memorandum updated in September 2006, has stated that the investigation is examining the utilization of IRC Section 29-related Syn/Coal Credits, the nature of the technologies and the fuels created, the use of these fuels and other aspects of IRC Section 29. The memorandum also states that the investigation will address the IRS’s administration of IRC Section 29-related Syn/Coal Credits.

Gallagher believes it is claiming IRC Section 29-related Syn/Coal Credits in accordance with IRC Section 29 and four PLRs previously obtained by IRC Section 29-related Syn/Coal partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them. In that regard, one of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an interest was under examination by the IRS for the tax year 2000 and in March 2004, Gallagher was notified that the examination was closed without any changes being proposed. In third quarter 2006, the IRS began an examination of this same partnership for the tax year 2004.

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

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event the IRC Section 29-related Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at March 31, 2007 relating to the disallowance of the IRC Section 29-related Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$247.8	$171.8
Installment sale proceeds subject to indemnification	309.3	67.1
Net carrying value of assets held at March 31, 2007	2.3	2.3

Total exposure	$559.4	$241.2

IRC Section 29 tax credits expire on December 31, 2007 if the law is not extended. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices,” as determined by the IRS. Management estimates that the Market Wellhead Price in 2007 would need to average approximately $56.00 to start a phase-out and average approximately $70.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2007 averaged $58.07 through March 30, 2007. The ending NYMEX Price at March 30, 2007 was $65.87. The average daily NYMEX Price for 2007 through April 23, 2007 was $59.18. The ending NYMEX Price at April 23, 2007 was $65.89. The NYMEX Price averaged $6.33 above the Market Wellhead Price for 2006. There can be no assurance that future oil prices will average an amount under future phase-out levels.

To partially mitigate the financial risk of a phase-out, which reduces the tax credits earned and reduces the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate a gain to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any oil price derivative gain is designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits. On January 17, 2007, Gallagher made an up-front payment of $2.7 million to enter into an oil price derivative, which will be marked to market value each quarter as part of the Financial Services Segment operating results, through the earlier of December 31, 2007, the date the contract expires, or the date the contract is sold, whichever is earlier. The contract had a market value of $6.7 million as of March 31, 2007.

At March 31, 2007, the remaining carrying value of the five facilities and other related assets was approximately $6.2 million in the aggregate. Gallagher has historically depreciated/amortized these assets at approximately $2.1 million per quarter and expects to continue to do so through December 31, 2007, the expiration date of IRC Section 29. If Gallagher chooses to either permanently shut down the facilities or enter into a significantly prolonged idle period, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings in the period that such a determination is made.

In connection with its Headwaters licensing agreement, Gallagher recorded $6.5 million and $2.7 million of royalty expense in first quarter 2007 and 2006, respectively, which was included in investment expenses based on the IRC Section 29-related Syn/Coal production volume and an assumed 13% phase-out for 2007 and 53% phase-out for 2006. At full production and no phase-out, the maximum annual royalty in 2007 would be equal to $20.0 million of AJG Financial Services’ annual pre-royalty, pretax earnings from these two facilities.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities.

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at five full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.7 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders are currently evaluating a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest Technologies LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total).

Real Estate, Venture Capital and Other Investments - At March 31, 2007, Gallagher had investments in five real estate ventures with a net carrying value of $2.9 million in the aggregate, the largest of which was $1.8 million. Gallagher has ownership interests in 21 completed and certified low income housing developments with zero carrying value. Gallagher also had investments in three venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $6.9 million, the largest of which was $6.0 million. Eleven of the 29 investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1990 and 2006. At March 31, 2007, total assets and total debt of these eleven investments were approximately $64.0 million and $66.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.8 million at March 31, 2007, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in two IRC Section 29-related Syn/Coal facilities which are consolidated into Gallagher’s consolidated financial statements. Gallagher purchased a 98% equity interest in a Syn/Coal production facility in 2004 that had previously been operated by Gallagher through a facility rental agreement. The purchase was made with an $11.1 million seller financed note payable that is non-recourse to Gallagher. Principal and interest payments are currently being deferred in accordance with the acquisition agreement until the actual tax credits generated by the facility in 2006 can be computed in second quarter 2007. The other IRC Section 29-related Syn/Coal investment represents Gallagher’s 99% equity interest in an IRC Section 29-related Syn/Coal facility. Both of these investments are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits for use by Gallagher.

Prior to January 25, 2007, Gallagher owned 90% of an airplane leasing company that leased two cargo airplanes to the French Postal Service. On December 22, 2006, Gallagher agreed to sell its 90% interest in the airplane leasing company and recognized a $2.7 million pretax loss in the Financial Services Segment in its 2006 consolidated financial statements. On January 25, 2007, the transaction closed and Gallagher received cash of $0.7 million. In connection with the sale of the airplane leasing company, $27.5 million of net fixed assets and $27.9 million of investment related borrowings were removed from the consolidated balance sheet and such amounts were treated as non-cash items in the accompanying 2007 consolidated statement of cash flows.

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

	March 31, 2007	December 31, 2006	March 31, 2007
			LOCs & Financial Guarantees	Funding Commitments
Airplane leasing company:
Fixed assets	—	49.1	—	—
Accumulated depreciation	—	(21.3)	—	—
Non-recourse borrowings - current	—	(2.1)	—	—
Non-recourse borrowings - noncurrent	—	(25.9)	—	—
Net other consolidated assets and liabilities	—	0.2	—	—

Net investment	—	—	—	—

IRC Section 29 Syn/Coal partnerships:
Fixed assets	15.7	15.7	—	—
Accumulated depreciation	(11.9)	(11.0)	—	—
Non-recourse borrowings - current	(6.8)	(6.8)	—	—
Non-recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	3.2	2.1	—	—

Net investment	0.2	—	—	—

Total consolidated investments:
Fixed assets	15.7	64.8	—	—
Accumulated depreciation	(11.9)	(32.3)	—	—
Non-recourse borrowings - current	(6.8)	(8.9)	—	—
Non-recourse borrowings - noncurrent	—	(25.9)	—	—
Net other consolidated assets and liabilities	3.2	2.3	—	—

Net investment	$0.2	$—	$—	$—

As presented in the above table, one of the remaining consolidated investments had borrowings related to its assets as of March 31, 2007. See Note 12 for a summary of future cash payments, excluding interest, related to the borrowings of Gallagher’s investment related enterprises.

Impairment Reviews - Gallagher has a management investment committee that meets eight to twelve times per year to review its investments. For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

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

4. Business Combinations

During the three-month period ended March 31, 2007, Gallagher acquired substantially all the net assets of the following insurance brokerage firms (six asset purchases and one stock purchase) in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Earnout Payable
	(000s)
Financial Profiles, Inc. (FPI) January 1, 2007	305	$8.5	$9.0	$—	$0.5	$18.0	$9.5
InterNational Insurance Group, Ltd. (IIG) January 1, 2007	50	1.3	—	—	0.2	1.5	—
Fishermans Insurance Services, Inc. (FIS) January 1, 2007	21	—	9.9	—	0.6	10.5	5.5
Lowndes Lambert Group Canada, Ltd. (LLG) February 1, 2007	—	—	26.1	—	1.1	27.2	3.0
Elite Benefits Insurance Marketing Services, Inc. (EBI) February 1, 2007	71	1.6	6.0	—	0.4	8.0	4.5
The Producer’s Choice, Inc. (TPC) March 1, 2007	56	1.3	5.0	—	0.3	6.6	6.0
ISG International, Inc. (ISG) March 1, 2007	70	0.4	14.0	—	1.6	16.0	5.0

	573	$13.1	$70.0	$—	$4.7	$87.8	$33.5

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2007 related to acquisitions made by Gallagher in the period from 2003 to 2007 was $103.0 million.

During the three-month period ended March 31, 2007, Gallagher issued 18,000 shares of its common stock, paid $5.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations of acquisitions made prior to 2007 and recorded additional goodwill of $4.4 million. During the three-month period ended March 31, 2006, Gallagher paid $3.9 million in cash and accrued $2.3 million in current liabilities related to earnout obligations of acquisitions made prior to 2006 and recorded additional goodwill of $3.5 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	FPI	IIG	FIS	LLG	EBI	TPC	ISG	Total
Current assets	$0.1	$3.7	$5.2	$18.0	$—	$0.1	$3.3	$30.4
Fixed assets	0.1	0.1	—	1.3	—	—	0.1	1.6
Goodwill	6.8	1.4	3.0	11.2	1.7	0.8	7.6	32.5
Expiration lists	10.6	1.2	7.0	12.8	6.1	5.6	7.8	51.1
Non-compete agreements	0.4	0.1	0.3	1.4	0.2	0.1	0.2	2.7

Total assets acquired	18.0	6.5	15.5	44.7	8.0	6.6	19.0	118.3

Current liabilities	—	4.5	5.0	17.5	—	—	3.0	30.0
Noncurrent liabilities	—	0.5	—	—	—	—	—	0.5

Total liabilities assumed	—	5.0	5.0	17.5	—	—	3.0	30.5

Total net assets acquired	$18.0	$1.5	$10.5	$27.2	$8.0	$6.6	$16.0	$87.8

Acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $32.5 million, $51.1 million and $2.7 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over a useful life of fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2007 and 2006. Of the $51.1 million of expiration lists and $2.7 million of non-compete agreements related to the 2007 acquisitions, $14.0 million and $1.5 million are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $5.8 million, and a corresponding amount of goodwill, in 2007 related to the nondeductible amortizable intangible assets. This amount has not been included in the above table.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2007 include the operations of the entities acquired from the dates of their respective acquisition. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2006 (in millions, except per share data):

	Three-month period ended March 31,
	2007	2006
Total revenues	$391.1	$338.5
Net earnings	19.8	18.4
Basic net earnings per share	.20	.19
Diluted net earnings per share	.20	.19

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2006, nor is it necessarily indicative of future operating results. Annualized revenues of the entities acquired in 2007 totaled approximately $39.5 million.

5. Credit and Other Debt Agreements

On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial LOCs and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2007. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. Gallagher’s obligations under the Credit Agreement are unconditionally guaranteed by several of its wholly-owned subsidiaries.

At March 31, 2007, $17.6 million of LOCs (for which Gallagher has $6.5 million of liabilities recorded as of March 31, 2007) were outstanding under the Credit Agreement. There were $117.0 million of borrowings outstanding under the revolving credit commitment at March 31, 2007. Accordingly, as of March 31, 2007, $315.4 million remained available for potential borrowings, of which $107.4 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s Credit Agreement and investment related debt (in millions):

	March 31, 2007	December 31, 2006
Corporate related borrowings:
Gallagher’s Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 2010	$117.0	$—

Investment related borrowings:
Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, fixed rate of 5.38%, balloon payment 2011	—	28.0

Syn/Coal facility purchase note:
Quarterly variable principal and interest payments, fixed rate of 7.00%	6.8	6.8

	$123.8	$34.8

See Note 12 for additional discussion on commitments and contingencies.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2007	2006
Net earnings	$19.8	$17.1

Weighted average number of common shares outstanding	98.9	96.1
Dilutive effect of stock options using the treasury stock method	1.2	1.7

Weighted average number of common and common equivalent shares outstanding	100.1	97.8

Basic net earnings per share	$.20	$.18
Diluted net earnings per share	.20	.17

Options to purchase 6.8 million and 8.5 million shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7. Stock Option-Based Compensation

Gallagher has four stock option-based employee compensation plans. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares of Gallagher common stock at the date of grant. All options granted under the plans must be approved by either the Compensation Committee of the Board of Directors (the Compensation Committee), which consists entirely of independent directors, within the meaning of the listing rules of the New York Stock Exchange, or the Chief Executive Officer of Gallagher under a limited delegation of authority from the Compensation Committee.

Gallagher has incentive and nonqualified stock option plans for officers and key employees of Gallagher and its subsidiaries. Options granted under the incentive plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Options granted under the nonqualified plan primarily become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement (if the retirement eligible age requirement is met). Options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met).

In addition, Gallagher has a non-employee directors’ stock option plan, which currently authorizes 1.9 million shares for grant, with Discretionary Options granted at the direction of the Compensation Committee and Retainer Options granted in lieu of the directors’ annual retainer. Discretionary Options are exercisable at such rates as shall be determined by the Compensation Committee on the date of grant. Retainer Options are cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter succeeding the date of grant. Options granted under the non-employee directors’ plan contain provisions where the vesting of the stock options accelerates to 100% on the termination of the director.

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

During the three-month periods ended March 31, 2007 and 2006, Gallagher recognized $2.2 million and $3.8 million, respectively, of compensation expense related to its stock option plans.

For purposes of expense recognition in 2007 and 2006, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected dividend yield	4.0%	3.0%
Expected risk-free interest rate	4.6%	4.6%
Volatility	25.7%	26.1%
Expected life (in years)	6.0	6.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2007 and 2006, as determined on the grant date using the Black-Scholes option valuation model, was $5.77 and $7.04, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2007 (in millions, except exercise price data):

	Three-month period ended March 31, 2007
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	15.2	$24.81
Granted	0.1	28.38
Exercised	(0.2)	15.44
Forfeited or canceled	(0.1)	26.69

Ending balance	15.0	$24.99	5.90	$57.1

Exercisable at end of period	7.5	$23.67	5.00	$38.6

Ending vested and expected to vest	14.7	$24.95	5.87	$56.6

Options with respect to 4.5 million shares were available for grant at March 31, 2007.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2007 and 2006 amounted to $3.6 million and $7.8 million, respectively. As of March 31, 2007, there was approximately $49.1 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately six years.

Other information regarding stock options outstanding and exercisable at March 31, 2007 is summarized as follows (in millions, except exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 22.70	3.8	3.56	$17.60	2.6	$16.53
23.72 - 25.34	2.5	6.01	24.81	1.2	24.71
25.53 - 27.25	4.8	6.72	26.91	2.1	26.68
27.29 - 29.42	2.7	7.47	29.18	0.9	29.24
29.45 - 36.53	1.1	6.38	32.07	0.7	32.25
36.94 - 36.94	0.1	4.59	36.94	—	36.94

$ 1.11 - $ 36.94	15.0	5.90	$24.99	7.5	$23.67

8. Deferred Compensation

Gallagher has a Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain key executives of Gallagher when they attain age 62 or upon or after their actual retirement. Under the provisions of the plan, Gallagher contributes shares of its common stock or cash, in an amount approved by the Compensation Committee, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions of stock contributions from the plan, except for accumulated non-invested dividends, are made in the form of Gallagher’s common stock and all distributions of cash contributions are distributed in cash.

In first quarter 2006, Gallagher contributed $4.3 million to the plan through the issuance of 148,000 shares of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2007 and 2006, $0.6 million and $0.9 million, respectively, was charged to compensation expense related to this plan. At March 31, 2007 and December 31, 2006, $15.6 million (related to 780,000 shares) and $16.2 million (related to 780,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. On February 23, 2007, the Compensation Committee approved $4.7 million of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that will be contributed to the rabbi trust in second quarter 2007.

9. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As of March 31, 2007, 3.3 million shares are available for grant under this plan.

In first quarter 2007 and 2006, Gallagher granted 70,000 and 104,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $2.0 million and $3.0 million, respectively, at the date of grant. The 2007 and 2006 restricted stock awards generally vest annually on a pro rata basis as follows (in actual shares):

	Shares Granted
Vesting Period	2007	2006
One year	—	—
Two years	—	50,000
Three years	25,000	—
Four years	—	19,000
Five years	45,000	35,000

Total shares granted	70,000	104,000

Gallagher accounts for restricted stock at historical cost which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2007 and 2006, $0.8 million and $0.9 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 to 2007. At March 31, 2007 and December 31, 2006, $6.6 million (related to 335,000 shares) and $5.5 million (related to 345,000 shares), respectively, of unearned restricted stock was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

10. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares having a fair market value of up to $25,000 (measured as of first day of the quarterly offering period of each calendar year). Gallagher recognizes compensation expense related to the common stock issued under the ESPP. Currently, there are 2.7 million shares reserved for future issuance.

The 2007 and 2006 ESPP information is as follows (in millions, except per share and share data):

2007
Fair market value per share at date of purchase	$28.33
Purchase price per share	$24.08
Shares issued	146,000
Aggregate purchase price	$3.5
Stock compensation expense recognized	$0.6
2006
Fair market value per share at date of purchase	$27.81
Purchase price per share	$23.64
Shares issued	130,000
Aggregate purchase price	$3.1
Stock compensation expense recognized	$0.5

11. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that covers substantially all domestic employees who have attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employers’ Accounting for Pensions.” In 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2007	2006
Service cost - benefits earned during the year	$—	$—
Interest cost on benefit obligation	2.5	2.6
Expected return on plan assets	(3.7)	(3.4)

Net periodic benefit cost (income)	$(1.2)	$(0.8)

In 2007, Gallagher does not anticipate making any contributions to the pension plan. This expected level of funding is based on the plan being frozen and substantially funded at March 31, 2007. In addition, Gallagher expects there will be no minimum contribution required under the IRC. During the three-month period ended March 31, 2006, Gallagher did not make any contributions to the plan.

12. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 5 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Credit Agreement, investment related borrowings, operating leases and purchase commitments at March 31, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Credit Agreement	$—	$—	$—	$117.0	$—	$—	$117.0
Investment related borrowings:
Syn/Coal facility purchase note	6.8	—	—	—	—	—	6.8

Total debt obligations	6.8	—	—	117.0	—	—	123.8
Operating lease obligations	46.5	55.3	46.5	40.0	32.4	66.4	287.1
Less sublease arrangements	(1.4)	(1.7)	(1.3)	(1.6)	(1.6)	(1.7)	(9.3)
Net Syn/Coal purchase commitments	0.9	—	—	—	—	—	0.9
Outstanding purchase obligations	7.5	4.4	1.4	0.1	—	—	13.4

Total contractual obligations	$60.3	$58.0	$46.6	$155.5	$30.8	$64.7	$415.9

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At March 31, 2007, $17.6 million of LOCs (of which Gallagher has $6.5 million of liabilities recorded as of March 31, 2007) were outstanding under the Credit Agreement, which primarily related to Gallagher’s investments as discussed in Note 3 to the consolidated financial statements. There were $117.0 million of borrowings outstanding under the Credit Agreement at March 31, 2007. Accordingly, as of March 31, 2007, $315.4 million remained available for potential borrowings, of which $107.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 5 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 5 to the consolidated financial statements, at March 31, 2007, the accompanying balance sheet includes $6.8 million of borrowings related to one of Gallagher’s investments, none of which is recourse to Gallagher.

Operating Lease Obligations - Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 308,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018. Gallagher has a 60% ownership interest in a real estate limited partnership that, prior to December 7, 2006, owned the Two Pierce Place property. On December 7, 2006, the real estate partnership sold Gallagher’s home office land and building. Based on its ownership in the real estate partnership, Gallagher received cash proceeds of $7.9 million related to the sale, which resulted in a pretax loss to Gallagher of $4.2 million that was recorded in fourth quarter 2006 in the Financial Services Segment. Terms of the transaction require Gallagher to post a one-year, $1.0 million letter of credit as collateral for Gallagher’s representations and warranties. Prior to December 7, 2006, this investment was consolidated into Gallagher’s consolidated financial statements.

Gallagher generally operates in leased premises. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index.

Gallagher has leased certain office space to several non-Gallagher tenants under operating sublease arrangements. In the normal course of business, Gallagher expects that the leases will not be renewed or replaced. Charges for real estate taxes and common area maintenance are adjusted annually based on actual expenses, and the related revenues are recognized in the year in which the expenses are incurred. These amounts are not included in the minimum future rentals to be received in the contractual obligations table above.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of March 31, 2007. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2007 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2007	2008	2009	2010	2011	Thereafter
Letters of credit	$1.0	$—	$—	$—	$—	$16.6	$17.6
Financial guarantees	—	—	—	—	—	—	—
Funding commitments	0.7	0.6	0.4	—	—	—	1.7

Total commitments	$1.7	$0.6	$0.4	$—	$—	$16.6	$19.3

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. See Note 3 to the consolidated financial statements for a discussion of Gallagher’s outstanding LOCs, financial guarantees and funding commitments related to its Financial Services Segment and the Off-Balance Sheet Debt section below for a discussion of other LOCs. All but one of the LOCs represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher acquired seventy-one companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2007 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2007 related to acquisitions made by Gallagher in the period from 2003 to 2007 was $103.0 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, where management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees were not consolidated in Gallagher’s consolidated balance sheet at March 31, 2007 and December 31, 2006. The balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

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

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at March 31, 2007, Gallagher had posted an LOC of $6.5 million related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $6.5 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for certain of its insurance brokerage operations. At March 31, 2007, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is engaged in various legal actions related to claims, lawsuits and proceedings incident to the nature of its business. Private parties have filed civil litigations against Gallagher under a variety of legal theories relating to, among other things, broker compensation practices. Gallagher believes it has meritorious defenses in all of its open cases and intends to defend itself vigorously. However, neither the outcomes of these cases nor their effect upon Gallagher’s business, financial condition or results of operations can be predicted at this time.

On October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. against various large insurance brokerage firms and commercial insurers (OptiCare Health Systems Inc. v. Marsh & McLennan Companies, Inc., et al., Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” Since fourth quarter 2004, nine other similar purported class actions have been filed alleging claims similar to those alleged by the plaintiff in the OptiCare litigation and such cases have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey.

On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL and related matters. Gallagher admitted no wrongdoing, but chose to conclude its involvement, rather than prolong what could have been a costly and burdensome lawsuit.

The MDL Settlement, which is subject to court approval, provides for Gallagher to distribute $28.0 million to current and former clients and others that used a broker to purchase retail insurance from 1994 to 2005. Gallagher will also pay $8.9 million in plaintiffs’ attorney fees. The MDL Settlement continues to be subject to final approval by the court. In the event the MDL Settlement is not approved by the court, Gallagher may incur significant additional legal costs and face potential liability in connection with the MDL. On April 17, 2007, the court granted preliminary approval of the MDL Settlement.

Gallagher’s former Chief Financial Officer (Former CFO) filed a lawsuit against Gallagher in the Chancery Division of the Circuit Court of Cook County, Illinois on May 23, 2006, alleging Gallagher’s breach and/or anticipatory breach of the Former CFO’s employment agreement and bonus deferral agreement due to Gallagher’s purported refusal to pay the Former CFO certain salary, bonus and other amounts. Gallagher denies the Former CFO’s claims.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of March 31, 2007, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC.

On or before December 31, 2005, Gallagher undertook certain changes to its business practices, including agreeing not to accept any contingent compensation from an insurer in connection with any retail insurance policy covering U.S. clients or risks other than as provided in the AVC. In addition, the AVC provides that Gallagher shall not take or receive any material ($500 or more) compensation or consideration from an insurer other than as provided in the AVC. As allowed under the AVC, Gallagher may accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the date of each such acquisition.

Gallagher continues to be the subject of a number of state investigations concerning various historical business practices in the insurance industry.

Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, has received subpoenas from the Offices of the Attorney General of the State of New York, Connecticut and Illinois. The subpoenas request information in connection with separate investigations being conducted by each state and none of the subpoenas relate to Gallagher’s brokerage operations. Gallagher is fully cooperating with these investigations.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Effective June 1, 2005, Gallagher began to retain the first $5.0 million of each and every E&O claim. Prior to June 1, 2005, Gallagher retained the first $2.5 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2007 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.5 million and below the upper end of the actuarial range by $6.5 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

13. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The Brokerage Segment comprises three operating divisions: Brokerage Services—Retail Division, Specialty Marketing and International, and Gallagher Benefit Services. The Brokerage Segment, for commission or fee compensation, places commercial property/casualty (P/C) and employee benefit-related insurance on behalf of its customers. The Risk Management Segment provides P/C claim third-party administration, loss control and risk management consulting and insurance property appraisals. Third-party administration is principally the management and processing of claims for self-insurance programs of Gallagher’s clients or clients of other brokers. The Financial Services Segment is responsible for managing Gallagher’s investment portfolio. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates. Reported operating results by segment would change if different methods were applied. Financial information relating to Gallagher’s segments for 2007 and 2006 is as follows (in millions):

	Three-month period ended March 31,
	2007	2006
Brokerage
Total revenues	$246.0	$225.2

Earnings before income taxes	$15.5	$17.9

Identifiable assets at March 31, 2007 and 2006	$2,530.6	$2,239.6

Risk Management
Total revenues	$106.8	$98.0

Earnings before income taxes	$16.7	$15.2

Identifiable assets at March 31, 2007 and 2006	$308.8	$266.4

Financial Services
Total revenues	$35.4	$4.3

Earnings (loss) before income taxes	$(10.7)	$(4.1)

Identifiable assets at March 31, 2007 and 2006	$552.3	$629.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2007 and the related consolidated statement of earnings for the three-month periods ended March 31, 2007 and 2006, and the consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 2, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 26, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s consolidated financial statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional, governmental and personal accounts throughout the U.S. and abroad. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefits market. In addition, Gallagher receives fee revenue related to negotiated fee in lieu of commission arrangements for placement of insurance for its clients in either the P/C market or human resource/employee benefits market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes fiduciary funds, tax advantaged and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in seven countries and does business in 100 countries globally through a network of correspondent brokers and consultants.

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

For an extended number of years through 2000, the P/C industry was in a soft market. This pricing pressure, together with a period of natural catastrophes and other losses, resulted in billions of dollars of underwriting losses in the P/C insurance market in the late 1990s and into 2000. These losses, coupled with subsequent downward pressure on insurance companies’ investment returns due to declining equity markets and interest rates, resulted in a general market hardening in the three-year period from 2001 through 2003. This market hardening was accentuated in 2001 by the events of September 11th, following which insurance coverage in many lines became less available and premium rates increased, in some cases dramatically. These developments had a positive impact on Gallagher’s operating results during that period of time.

Beginning in 2004, the market softened again in many lines and in many geographic areas, which continued through 2006 even with an abnormally high level of hurricane activity and other natural disasters in those years. The market has continued to soften in 2007 with indications that insurance companies are starting to loosen underwriting standards and price aggressively to increase premium volume. For example, the first quarter 2007 survey by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell sharply during first quarter 2007, with renewal premiums for over 80% of all account sizes dropping between 1.0% and 30.0%. The CIAB represents the leading domestic and international insurance brokers who write approximately 80.0% of the commercial P/C premiums in the U.S. According to an analysis of CIAB’s first quarter 2007 data by Lehman Brothers Equity Research, the average commercial P/C account renewing in first quarter 2007 experienced a rate decline of 11.3%. The Lehman analysis showed premiums for all sizes of accounts were at their lowest points since they peaked in fourth quarter 2001 following the September 11th terrorist attacks.

In a period of rising insurance costs, there is resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During the most recent hard market period, some buyers switched to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks. Other buyers moved toward the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for nearly 50% of the total commercial P/C market in the U.S. Gallagher’s brokerage units are very active in these markets as well, which could have a favorable effect on Gallagher’s Risk Management Services Segment. While the gradual movement toward these alternative markets has reduced commission revenue to Gallagher, Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services may be major factors in Gallagher’s fee revenue growth in 2007.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industry. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher is considering, and intends to continue to consider from time-to-time, additional acquisitions on terms that it deems advantageous. At any particular time, Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to Gallagher.

Contingent Commissions and Other Industry Developments

The insurance industry has come under a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements and other matters. The Attorney General of the State of New York (the New York AG) issued subpoenas to various insurance brokerage firms and Carriers beginning in April 2004. The investigation by the New York AG, among other things, led to its filing a complaint against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. Following these allegations, Marsh announced that it would permanently eliminate the practice of receiving any form of contingent compensation from Carriers, and shortly thereafter, two other large insurance brokerage firms, Willis Group and Aon Corporation, made similar announcements regarding the discontinuation and unwinding of contingent commission arrangements.

The Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) commenced an investigation of Gallagher in November 2004 and issued subpoenas to Gallagher concerning certain of its business practices. On May 18, 2005, Gallagher’s brokerage related subsidiaries and affiliates entered into an Assurance of Voluntary Compliance (the AVC) with the IL Agencies to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. As of March 31, 2007, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. In addition, under the AVC Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC except in the case of acquisitions as described below. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the acquisition date. Accordingly, beginning in 2005 and more significantly in 2006, Gallagher experienced reduced contingent commission revenue and it is expected that future contingent commission revenues will continue to be substantially reduced. The reduction in retail contingent commissions, as discussed above, has continued to have a substantial negative impact on Gallagher’s pretax earnings in first quarter 2007 and is expected to continue to have such effect on future earnings.

In addition to the IL State Agencies, various other State Attorneys General and other State Departments of Insurance have issued subpoenas to Gallagher or initiated investigations relating to Gallagher concerning contingent commissions and other business practices. Gallagher is fully cooperating with each of these investigations.

In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds.

Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL and related matters. Gallagher admitted no wrongdoing, but chose to conclude its involvement, rather than prolong what could have been a costly and burdensome lawsuit. The MDL Settlement, which is subject to court approval, provides for Gallagher to distribute $28.0 million to current and former clients and others that used a broker to purchase retail insurance from 1994 to 2005. Gallagher will also pay $8.9 million in plaintiffs’ attorney fees. The MDL Settlement continues to be subject to final approval by the court. In the event the MDL Settlement is not approved by the court, Gallagher may incur significant additional legal costs and face potential liability in connection with the MDL. On April 17, 2007, the court granted preliminary approval of the MDL Settlement.

Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, has received subpoenas from the Offices of the Attorney General of the State of New York, Connecticut, and Illinois. The subpoenas request information in connection with separate investigations being conducted by each state and none of the subpoenas relate to Gallagher’s brokerage operations. Gallagher is fully cooperating with these investigations.

Gallagher continues to be the subject of a number of state investigations concerning various historical business practices in the insurance industry. See Note 12 to the Consolidated Financial Statements for additional discussion relating to these matters.

Gallagher’s contingent commissions for the three-month periods ended March 31, 2007 and 2006 were $5.3 million and $4.1 million, respectively. The contingent commissions recognized in 2007 and 2006 by Gallagher generally relate to contingent commission agreements from acquisitions and non-retail business. As allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the acquisition date. The amount of contingent commission revenue for the three-month periods ended March 31, 2007 and 2006 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $0.8 million, and $1.0 million, respectively. A summary of revenues recognized in 2005, 2006 and 2007 related to retail contingent commission contracts is as follows (in millions):

	1st Q	2nd Q	3rd Q	4th Q	Total
2005	$16.7	$9.4	$2.0	$0.7	$28.8
2006	1.0	0.9	0.2	0.4	2.5
2007	0.8				0.8

The decrease in contingent commissions in first quarter 2007 and 2006 compared to first quarter 2005 is indicative of the declining levels of such revenue for Gallagher, which decline is expected to continue through 2007 and future periods and is expected to continue to have a substantial negative impact on Gallagher’s pretax earnings.

Critical Accounting Policies

Gallagher’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006 for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of small premium P/C transactions and a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2007 and 2006. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations and Dispositions

See Note 4 to the consolidated financial statements for a discussion on the 2007 business combinations. In addition, see Note 3 to the consolidated financial statements for a discussion on the disposition of one of Gallagher’s consolidated investments.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues. These commissions are excluded from organic revenues in order to determine the revenue growth that is associated with the revenue sources that will be continuing in 2007 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

	Three-month period ended March 31,		Percent Change

	2007	2006
Commissions	$198.4	$182.2	9%
Retail contingent commissions	0.8	1.0	(20%)
Fees	40.2	34.7	16%
Investment income and other	6.6	7.3	(10%)

Total revenues	246.0	225.2	9%

Compensation	161.4	149.4	8%
Operating	57.6	49.1	17%
Depreciation	3.8	3.4	12%
Amortization	7.7	5.4	43%

Total expenses	230.5	207.3	11%

Earnings before income taxes	15.5	17.9	(13%)
Provision for income taxes	6.3	7.4	(15%)

Net earnings	$9.2	$10.5	(12%)

Growth - revenues	9%	0%
Organic growth in commissions and fees	1%	4%
Growth - pretax earnings	(13%)	NMF
Compensation expense ratio	66%	67%
Operating expense ratio	23%	22%
Pretax profit margin before retail contingent commission related matters	6%	8%
Effective tax rate	41%	41%

Identifiable assets at March 31, 2007 and 2006	$2,530.6	$2,239.6

The increase in commissions and fees for the three-month period ended March 31, 2007 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($18.8 million). Also contributing to the increase in commissions and fees in 2007 was new business production of $32.0 million, which was offset by renewal rate decreases and lost business of $29.0 million. The organic growth in commission and fee revenues for the three-month periods ended March 31, 2007 and 2006 was 1% and 4%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $24.1 million in 2007 and $9.2 million in 2006. Commissions increased 9% and fees increased 16% in first quarter 2007. Fees are growing faster than commissions primarily as a result of transparency with our clients and a focus on building a more stable revenue stream.

Investment income and other, which primarily represents interest income earned on cash and restricted funds, decreased in 2007 from 2006 primarily due a decrease in one-time gains related to sales of small books of business between 2007 ($1.2 million) and 2006 ($2.4 million). This decrease was partially offset by an increase in interest income earned on cash and restricted funds.

The increase in compensation expense in 2007 compared to 2006 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($11.9 million in the aggregate) and the unfavorable impact of foreign currency translation ($1.9 million). These increases were partially offset by a decrease in expense related to stock-based compensation ($0.9 million) and employee benefit plan cost savings ($0.9 million). The increase in employee headcount in 2007 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The increase in operating expenses in 2007 compared to 2006 was due primarily to increases in insurance costs ($1.1 million), travel and entertainment expenses ($1.3 million), increased costs associated with operational improvement initiatives ($1.7 million) and the unfavorable impact of foreign currency translation ($0.5 million) in 2007. Also contributing to the increase in operating expenses in 2007 were expenses associated with the acquisitions completed in the last twelve months.

The increase in depreciation expense in 2007 compared to 2006 was due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves. Also contributing to the increase in depreciation expense in 2007 were expenses associated with the acquisitions completed in the last twelve months.

The increase in amortization in 2007 was due primarily to amortization expense associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Brokerage Segment’s effective tax rate for the three-month periods ended March 31, 2007 and 2006 was 41.0%. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2007 compared to 2006.

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

	Three-month period ended March 31,		Percent Change

	2007	2006
Fees	$105.9	$97.0	9%
Investment income	0.9	1.0	(10%)

Total revenues	106.8	98.0	9%

Compensation	62.2	56.1	11%
Operating	25.0	24.5	2%
Depreciation	2.8	2.1	33%
Amortization	0.1	0.1	—

Total expenses	90.1	82.8	9%

Earnings before income taxes	16.7	15.2	10%
Provision for income taxes	6.8	6.2	10%

Net earnings	$9.9	$9.0	10%

Growth - revenues	9%	7%
Organic growth in fees	9%	7%
Growth - pretax earnings	10%	(12%)
Compensation expense ratio	58%	57%
Operating expense ratio	23%	25%
Pretax profit margin	16%	16%
Effective tax rate	41%	41%

Identifiable assets at March 31, 2007 and 2006	$308.8	$266.4

The increase in fees for the three-month period ended March 31, 2007 was due primarily to new business production and renewal rate increases of $11.0 million which was offset by lost business of $2.0 million. The organic growth in fee revenues for the three-month periods ended March 31, 2007 and 2006 was 9% and 7%, respectively. Historically, the Risk Management Segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there typically is no material difference between GAAP revenues and organic revenues for this segment.

Investment income, which primarily represents interest income earned on Gallagher’s cash and cash equivalents, was relatively unchanged in 2007 compared to 2006.

The increase in compensation expense in 2007 compared to 2006 was primarily due to an increase in the average number of employees and salary increases ($5.5 million in the aggregate) and by the unfavorable impact of foreign currency translation ($0.6 million). The increase in employee headcount in the latter part of 2006 and early in 2007 relates to the hiring of additional staff to support claims activity related to new business generated.

Operating expenses were relatively unchanged in 2007 compared to 2006. Inflationary increases in operating expenses were partially offset by a decrease in insurance costs ($0.8 million) and the favorable impact of foreign currency translation ($0.2 million).

Depreciation expense increased in 2007 compared to 2006 due to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves. Changes in depreciation expense from quarter-to-quarter are due primarily to the timing of purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

Amortization expense was unchanged in 2007 compared to 2006. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Risk Management Segment’s effective tax rate for the three-month periods ended March 31, 2007 and 2006 was 41.0%. See the Results of Operations for the Financial Services Segment for a discussion on changes in the overall effective income tax rate in 2007 compared to 2006.

Financial Services

The Financial Services Segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of March 31, 2007 and December 31, 2006 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services Segment is as follows (in millions):

	Three-month period ended March 31,		Percent Change

	2007	2006
Investment income:
Asset Alliance Corporation (AAC) related investments	$(2.1)	$0.9	NMF
IRC Section 29 Syn/Coal facilities:
Three unconsolidated facilities	14.6	2.1	NMF
Two consolidated facilities	18.3	—	NMF
Other alternative energy investments	—	(0.7)	100%
Real estate, venture capital and other investments	0.5	2.0	(75%)

Total investment income	31.3	4.3	NMF
Investment gains (losses)	4.1	—	NMF

Total revenues	35.4	4.3	NMF

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Three unconsolidated facilities	7.2	3.5	106%
Two consolidated facilities	33.2	0.3	NMF
Compensation, professional fees and other	4.0	0.6	NMF

Total investment expenses	44.4	4.4	NMF
Interest	0.6	2.1	(71%)
Depreciation	1.1	1.9	(42%)

Total expenses	46.1	8.4	NMF

Earnings (loss) before income taxes	(10.7)	(4.1)	(161%)
Provision (benefit) for income taxes	(11.4)	(1.7)	NMF

Net earnings (loss)	$0.7	$(2.4)	129%

Identifiable assets at March 31, 2007 and 2006	$552.3	$629.1

Investment income from AAC related investments primarily represents income associated with Gallagher’s common stock, preferred stock and debt investments in AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the interest and dividend income on its debt and preferred stock investments as it is earned. AAC related income was substantially unfavorable in first quarter 2007 compared to first quarter 2006 primarily due to Gallagher’s equity basis portion of AAC losses which included an impairment write-down for one of its investment managers.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from three unconsolidated facilities and income from two consolidated facilities. Income from the three unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operate IRC Section 29-related Syn/Coal facilities. The increase in income from these investments in 2007 is due to the difference in the estimated oil price phase-out of 13% for first quarter 2007 compared to an estimated 53% for first quarter 2006. Income from the two consolidated facilities relates to Gallagher’s 98% and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities that are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits. The increase in income from these investments in 2007 compared to 2006 is due to the related facilities being operated all of first quarter 2007 as compared with first quarter 2006, during which they were idled.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. The decrease in investment loss in first quarter 2007 compared to first quarter 2006 is due to a decrease in the losses of the entity that operates the Biogas projects and the pipeline.

Income from real estate, venture capital and other investments primarily relates to Gallagher’s portion of the earnings of these entities accounted for using equity method accounting. The income related to these investments was relatively unchanged in 2007 compared to 2006. In addition, for 2006, this income category includes activity related to Gallagher’s 60% ownership interest in a limited partnership that, prior to December 7, 2006, owned the building that Gallagher leases for its home office and several of its subsidiary operations. On December 7, 2006, the real estate partnership sold Gallagher’s home office land and building. The decrease in investment income from this investment is due to the limited partnership’s sale of Gallagher’s home office land and building in December 2006. Prior to December 7, 2006, this investment was consolidated into Gallagher’s consolidated financial statements. Total expenses associated with the home office land and building rental income, including interest and depreciation expense, was $0.6 million in 2006. Also included in this income category is rental income recognized due to Gallagher’s 90% ownership interest in an airplane leasing company that leases two cargo airplanes to the French Postal Service. The decrease in income from this investment was primarily due to Gallagher selling its 90% ownership interest in January 2007. Prior to January 25, 2007, this investment was consolidated into Gallagher’s consolidated financial statements. Total expenses associated with this income, including interest and depreciation expense, were $0.1 million and $1.4 million in 2007 and 2006, respectively.

Investment gains in first quarter 2007 consisted primarily of a $4.0 million gain in the market value of the oil price derivative. There were no investment gains or losses recognized in first quarter 2006.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, including expenses related to the Headwaters Incorporated (Headwaters) royalty. The increase in investment expenses in 2007 related to the three unconsolidated facilities was primarily due to the decrease in the estimated phase-out for first quarter from 53% in 2006 to 13% in 2007 which resulted in a $2.8 million greater accrual for Headwaters royalty in 2007. See discussion on litigation related matters below. The increase in investment expenses in 2007 related to the two consolidated facilities was due to fully operating them in 2007 as compared to 2006 when the facilities were idled for the entire first quarter.

The increase in investment expenses related to compensation, professional fees and other expenses was primarily due to an increase in incentive compensation ($2.4 million).

The decrease in interest expense in 2007 compared to 2006 was primarily due to the sale of the home office building and the airplane leasing company, both of which had debt.

The decrease in depreciation expense in 2007 compared to 2006 was primarily due to the sale of the home office building and the airplane leasing company.

Gallagher’s consolidated effective tax rate was 8.0% for first quarter 2007, which is below the first quarter 2006 consolidated effective tax rate of 41.0%. The decrease in the tax rate is due to the production of IRC Section 29-related tax credits in first quarter 2007, but not in first quarter 2006. Assuming Gallagher continues to produce IRC Section 29-related tax credits, and such credits are subject to a 13% phase-out, Gallagher projects that its consolidated effective tax rate will be approximately 14.0% for all of 2007, which is below its 2006 consolidated effective tax rate of 16.1%.

IRC Section 29 tax credits expire on December 31, 2007 and, if the law is not extended, Gallagher’s effective tax rate in 2008 will likely remain at approximately 40.0% to 42.0%. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. The Market Wellhead Prices of domestic crude and the Phase-out Prices as determined by the Internal Revenue Service (IRS) for the last seven years are as follows:

	Market Wellhead Price (1)		Phase-out Price (2)
Calendar Year			Starts At	Fully Phased Out At
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005	50.45		53.20	66.78
2006	59.68		55.07	69.13
2007	52.52	(3)	55.90	70.17

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices.

(2)	Phase-out Prices for 2000 to 2006 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2007 until April 2008. The 2007 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.

(3)	This amount represents an estimated, three-month average of Market Wellhead Prices. The table below shows the published Market Wellhead Price for January 2007 (latest month available). February and March 2007 have been estimated by management:

January	$49.32
February	53.60
March	54.64

Management estimates that the Market Wellhead Price in 2007 would need to average approximately $56.00 to start a phase-out and average approximately $70.00 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2007 averaged $58.07 through March 30, 2007. The ending NYMEX Price at March 30, 2007 was $65.87. The average daily NYMEX Price for 2007 through April 23, 2007 was $59.18. The ending NYMEX Price at April 23, 2007 was $65.89. The NYMEX Price averaged $6.33 above the Market Wellhead Price for calendar year 2006. There can be no assurance that future oil prices will average under future phase-out levels. Should Gallagher or its partners anticipate that oil prices may reach the range of Phase-out Prices in 2007, some or all of Gallagher’s IRC Section 29 operations may be curtailed.

Additional information regarding IRC Section 29-related Syn/Coal facilities is as follows:

(1)	Tax credits and tax credit-related revenues associated with Gallagher’s IRC Section 29-related Syn/Coal investments will phase-out if the calendar year 2007 average of the commonly reported crude oil price (NYMEX Price) per barrel reaches certain levels. The following table provides information about NYMEX oil prices and the phase-out. Information related to 2007 is estimated and actual information will not be known until the IRS publishes actual information in April 2008.

	Calendar Year
Phase-out information:	2005 Actual	2006 Actual	2007 Estimated
Beginning phase-out NYMEX price	$59.53	$60.91	$62.00
Complete phase-out NYMEX price	$74.75	$76.46	$78.00
Calendar year average NYMEX price	$56.49	$66.01	$59.18	*
Full year phase-out percentage	0%	33%	13%

*	Through April 23, 2007.

(2)	It is not possible for Gallagher to predict with certainty what oil prices will average for all of calendar year 2007. When establishing its estimates for first quarter 2007 revenues, expenses and income tax provisions, Gallagher estimated an average 2007 calendar year NYMEX Price of approximately $64.00. This average would produce an IRC Section 29 phase-out of approximately 13% and was determined by using actual daily closing prices from January 1, 2007 to March 30, 2007 and with the assumption that oil prices would average $65.87 per barrel for the remainder of 2007, which was the closing NYMEX Price on March 30, 2007.

(3)	Gallagher produced at or above anticipated production levels at all five Syn/Coal facilities through first quarter 2007 and intends to operate those plants throughout 2007 provided oil prices remain at levels where these facilities can continue to generate positive returns. When determining the effective income tax rate for first quarter 2007, Gallagher assumed similar production levels throughout 2007.

(4)	To partially mitigate the financial risk of a phase-out, which reduces the value of tax credits and tax credit related revenues associated with Gallagher’s IRC Section 29-related Syn/Coal investments, Gallagher has entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. The hedging gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of Section 29 tax credits. Gallagher made an up-front payment of $2.7 million on January 17, 2007 to enter into this financial hedge, which will be marked to market value each quarter as part of the Financial Services Segment operating results, through December 31, 2007, the date the contract expires or the date the contract is sold. The contract had a market value of $6.7 million as of March 31, 2007.

(5)	At March 31, 2007, the remaining carrying value of the five facilities and other related assets totaled $6.2 million. Gallagher has historically depreciated/amortized these assets at approximately $2.1 million per quarter and expects to continue to do so through December 31, 2007, the expiration of IRC Section 29. If oil prices rise to a level of significant phase-out, all or part of this remaining carrying value could become impaired and require a non-cash charge against earnings.

(6)	The information provided above is highly dependent on future events and actual results may differ materially. Significant uncertainty with respect to future events include, among others, Gallagher’s ability to cost effectively restart previously idled IRC Section 29-related Syn/Coal facilities, negotiate cost savings with its business associates and partners, available coal stocks and prices, weather, plant operating capacities, oil prices, the actual levels of production by quarter and whether Gallagher elects in the future to pursue hedging strategies. Gallagher cannot at this time predict whether or to what extent it will ultimately be able to benefit from its IRC Section 29-related Syn/Coal facilities nor can Gallagher definitively estimate the revenues, income and/or tax credits that these facilities will provide.

Gallagher is an investor in two privately-owned clean energy related ventures. Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at five full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.7 million. Gallagher also has additional funding commitments of approximately $0.7 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod and its equityholders are currently evaluating a variety of strategies to maximize value for Chem-Mod’s equityholders, including a potential sale. However, there are a number of variables surrounding such strategies, particularly in light of the early stage of Chem-Mod’s commercialization efforts. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest Technologies LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total).

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

Gallagher anticipates that in 2007, its net cash flows from operating activities will be sufficient to meet its short-term fixed capital requirements. If net cash flows from operating activities do not provide the necessary cash flow to cover its capital requirements, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs.

Historically, Gallagher’s ability to meet its cash requirements related to the payments of dividends on its common stock and the repurchases of its common stock has substantially depended upon its ability to generate positive cash flows from its operating activities and will continue to do so in the future. However, with respect to Gallagher’s current cash requirements related to the repurchases of its common stock and its acquisitions made in first quarter 2007, Gallagher has used borrowings under its Credit Agreement to fund such activity. Cash used by operating activities was $41.2 million and $94.1 million for the three-month periods ended March 31, 2007 and

2006, respectively. The decrease in cash used by operating activities in 2007 compared to 2006 was primarily due to the $92.1 million of payments made for Headwaters litigation in first quarter 2006 related to the first quarter 2005 settlement and to the $26.9 million Gallagher paid into a fund in first quarter 2006 to be distributed to certain eligible policyholder clients under the AVC. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. When assessing the overall liquidity of Gallagher, the focus should be on earnings from operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In addition, funds restricted as to Gallagher’s use, premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at March 31, 2007, Gallagher had $117.0 million of Corporate related borrowings outstanding, a cash and cash equivalent balance of $158.8 million and tangible net worth of $241.5 million. Gallagher has a $450.0 million unsecured multicurrency credit agreement (Credit Agreement) it uses from time-to-time to borrow funds to supplement operating cash flows. Due to outstanding letters of credit and borrowings, $315.4 million remained available for potential borrowings at March 31, 2007. The Credit Agreement contains various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2007.

Except for 2005, Gallagher’s earnings from continuing operations before income taxes have increased every year since 1991. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. Acquisitions allow Gallagher to expand into desirable businesses and geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industry and increase the volume of general services currently provided. However, management has no plans to substantially change the nature of the services performed by Gallagher. Gallagher believes that it has the ability to adequately fund future acquisitions through the use of cash and/or its common stock.

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

Currently, Gallagher believes it has sufficient capital to meet its operating cash flow needs. However, in the event that Gallagher needs capital to fund its operations and its investing and common stock repurchase requirements, it would use borrowings under its Credit Agreement to meet its short-term needs and would consider other alternatives for its long-term needs. Such alternatives would include raising capital through public markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business. However, Gallagher has historically been profitable and cash flows from operations and short-term borrowings under its Credit Agreement have been sufficient to fund Gallagher’s operating, investment and capital expenditure needs. Gallagher expects this favorable cash flow trend to continue in the foreseeable future.

Dividends - In the three-month period ended March 31, 2007, Gallagher declared $30.6 million in cash dividends on its common stock, or $.31 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On April 13, 2007, Gallagher paid a first quarter dividend of $.31 per common share to shareholders of record at March 31, 2007, a 3.3% increase over the first quarter dividend per share in 2006. If each quarterly dividend in 2007 is $.31 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2007 of approximately $4.0 million.

Capital Expenditures - Net capital expenditures were $9.9 million and $9.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. In 2007, Gallagher expects total expenditures for capital improvements to be approximately $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 0.5 million shares at a cost of $15.5 million during the three-month period ended March 31, 2007. Gallagher did not repurchase any shares under the plan during the three-month period ended March 31, 2006. Repurchased shares are held for reissuance in connection with its equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2007, Gallagher was authorized to repurchase approximately 4.5 million additional shares. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock and at its discretion may suspend the repurchase plan at any time. The common stock repurchases reported in the consolidated statement of cash flows for the three-month period ended March 31, 2007 also include 7,000 shares (at a cost of $0.2 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2007 restricted stock distributions. The common stock repurchases reported in the consolidated cash flow statement for the three-month period ended March 31, 2006 represent 18,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher to settle an escrow obligation in connection with an acquisition made prior to 2006.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $79.5 million and $14.3 million in the three-month periods ended March 31, 2007 and 2006, respectively. Historically, stock has been Gallagher’s preferred “currency” for acquisitions. However, cash in lieu of stock was used in order to complete certain of the acquisitions in 2007 and 2006. The increased use of cash for acquisitions correlates with the reduction in common stock repurchases in 2007 and 2006. Gallagher completed seven acquisitions and one acquisition in the three-month periods ended March 31, 2007 and 2006, respectively.

During the three-month period ended March 31, 2007, Gallagher issued 18,000 shares of its common stock, paid $5.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations of acquisitions made prior to 2007 and recorded additional goodwill of $4.4 million. During the three-month period ended March 31, 2006, Gallagher paid $3.9 million in cash and accrued $2.3 million in current liabilities related to earnout obligations of acquisitions made prior to 2006 and recorded additional goodwill of $3.5 million.

Dispositions - Prior to January 25, 2007, Gallagher owned 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. On December 22, 2006, Gallagher agreed to sell its 90% interest in the airplane leasing company and recognized a $2.7 million pretax loss in the Financial Services Segment in its 2006 consolidated financial statements. On January 25, 2007, the transaction closed and Gallagher received cash of $0.7 million and extinguished related debt of $27.9 million.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3, 5 and 12 to the March 31, 2007 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 5 and 12 to the March 31, 2007 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional discussion of these off-balance sheet arrangements.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings may be subject to reduction due to the elimination of contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or developments resulting in the loss or unavailability of IRC Section 29-related Syn/Coal Credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2007 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2007 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2007.

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

At March 31, 2007, Gallagher had $117.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in the fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2007 and the resulting fair values would not be materially different from its carrying value.

On January 17, 2007, Gallagher entered into an arrangement with an unaffiliated third party which constituted a call spread on oil futures that created a financial hedge that was designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge was not intended to be a “perfect hedge” for accounting purposes, but was intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains were designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs were based on oil prices averaging certain levels for calendar year 2007. Gallagher made an up-front payment of $2.7 million to enter into this financial hedge, which will be marked to market value each quarter as part of the Financial Services Segment operating results, through December 31, 2007, the date the contract expires or the date the contract is sold, whichever is earlier. The NYMEX oil price on April 23, 2007 was $65.89 and the 2007 year-to-date average NYMEX oil price through April 23, 2007 was $59.18 (13% below $68.00). The oil price derivative was valued at $6.7 million at March 31, 2007, which resulted in an unrealized gain of $4.0 million that was included in Gallagher’s first quarter 2007 operating results. Market risk is the $6.7 million market value of the financial hedge as of March 31, 2007. Gallagher would have a $6.7 million marked to market value loss over the last three quarters of 2007 if, as Gallagher currently estimates, the NYMEX price per barrel of oil averages $68.00 or less for 2007.

Gallagher is subject to foreign currency exchange rate risk primarily from its United Kingdom based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2007 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $3.0 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries, where possible, such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk, Gallagher has a foreign currency hedging strategy in place to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s consolidated financial statements for the three-month period ended March 31, 2007.

Item 4. Controls and Procedures

As of March 31, 2007, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of March 31, 2007.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II– Other Information

Item 1. Legal Proceedings

See Note 12 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the consolidated financial statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2007	—	$—	—	5,000.0
February 1 to February 28, 2007	—	—	—	5,000.0
March 1 to March 31, 2007	550.0	28.22	550.0	4,450.0

Total	550.0	$28.22	550.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 18, 2007) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of March 31, 2007, Gallagher continues to have the capacity to repurchase approximately 4.5 million shares. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2005) - adopted February 23, 2007.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 26, 2007	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2007

Exhibit Index

10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2005) - adopted February 23, 2007.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.