Form 10-Q
period 2007-09-30
GALLAGHER ARTHUR J & CO
filed 2007-10-25
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2007 was 93,900,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Commissions	$239.2	$229.8	$674.7	$626.4
Retail contingent commissions	0.4	0.2	3.4	2.1
Fees	165.1	152.6	479.3	430.6
Investment income - Brokerage and Risk Management	9.0	9.9	24.7	25.1
Investment income - Financial Services	8.1	37.9	67.6	47.7
Investment gains (losses)	2.3	(9.2)	3.4	(12.6)

Total revenues	424.1	421.2	1,253.1	1,119.3

Compensation	238.5	220.1	700.2	644.9
Operating	89.7	80.9	262.4	231.0
Investment expenses	10.1	42.5	91.5	58.9
Interest	5.6	2.1	9.4	6.3
Depreciation	7.0	8.9	22.0	23.8
Amortization	7.8	5.9	23.5	16.9

Total expenses	358.7	360.4	1,109.0	981.8

Earnings before income taxes	65.4	60.8	144.1	137.5
Provision for income taxes	13.6	10.6	28.7	33.6

Net earnings	$51.8	$50.2	$115.4	$103.9

Basic net earnings per share	$.55	$.52	$1.19	$1.07
Diluted net earnings per share	.54	.51	1.18	1.06
Dividends declared per common share	$.31	$.30	$.93	$.90

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
Cash and cash equivalents	$351.4	$208.0
Restricted cash	620.6	588.9
Unconsolidated investments - current	32.5	49.2
Premiums and fees receivable	1,247.8	1,422.3
Other current assets	117.8	107.8

Total current assets	2,370.1	2,376.2
Unconsolidated investments - noncurrent	27.4	32.5
Fixed assets related to consolidated investments - net	1.9	32.5
Other fixed assets - net	78.1	70.6
Deferred income taxes	308.4	286.8
Other noncurrent assets	110.3	91.8
Goodwill - net	406.4	316.6
Amortizable intangible assets - net	268.3	213.1

Total assets	$3,570.9	$3,420.1

Premiums payable to insurance and reinsurance companies	$1,826.2	$1,958.8
Accrued compensation and other accrued liabilities	303.9	316.4
Unearned fees	34.4	39.7
Income taxes payable	—	51.0
Other current liabilities	12.4	26.5
Corporate related borrowings - current	—	—
Investment related borrowings - current	3.5	8.9

Total current liabilities	2,180.4	2,401.3
Corporate related borrowings - noncurrent	400.0	—
Investment related borrowings - noncurrent	—	25.9
Other noncurrent liabilities	221.2	128.8

Total liabilities	2,801.6	2,556.0

Stockholders’ equity:
Common stock - issued and outstanding 93.9 shares in 2007 and 98.4 shares in 2006	93.9	98.4
Capital in excess of par value	164.9	285.7
Retained earnings	501.0	475.0
Accumulated other comprehensive earnings	9.5	5.0

Total stockholders’ equity	769.3	864.1

Total liabilities and stockholders’ equity	$3,570.9	$3,420.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Nine-month period ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$115.4	$103.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(3.4)	12.6
Depreciation and amortization	45.5	40.7
Amortization of deferred compensation and restricted stock	5.3	7.1
Stock-based compensation expense	9.6	12.2
Increase in restricted cash	(16.5)	(107.8)
Decrease in premiums receivable	196.9	113.8
(Decrease) increase in premiums payable	(165.6)	13.6
Decrease (increase) in other current assets	4.7	(12.2)
Net change in accrued compensation and other accrued liabilities	(15.3)	(104.8)
Net change in fees receivable/unearned fees	(10.9)	(9.8)
Net change in income taxes payable	(1.8)	14.3
Net change in deferred income taxes	(9.5)	(8.4)
Other	(5.3)	(1.1)

Net cash provided by operating activities	149.1	74.1

Cash flows from investing activities:
Net additions to fixed assets	(26.0)	(27.5)
Cash paid for acquisitions, net of cash acquired	(116.1)	(54.5)
Proceeds from sale of consolidated operation	0.7	—
Net cash flows from investment transactions	0.2	(6.0)

Net cash used by investing activities	(141.2)	(88.0)

Cash flows from financing activities:
Proceeds from issuance of common stock	19.4	19.5
Tax benefit from issuance of common stock	3.4	7.4
Repurchases of common stock	(194.1)	(12.5)
Dividends paid	(89.7)	(85.0)
Borrowings on line of credit facilities	283.9	37.0
Repayments on line of credit facilities	(283.9)	(37.0)
Borrowings of corporate related long-term debt	400.0	—
Repayments of investment related long-term debt	(3.5)	(2.2)

Net cash provided (used) by financing activities	135.5	(72.8)

Net increase (decrease) in cash and cash equivalents	143.4	(86.7)
Cash and cash equivalents at beginning of period	208.0	317.8

Cash and cash equivalents at end of period	$351.4	$231.1

Supplemental disclosures of cash flow information:
Interest paid	$5.2	$7.1
Income taxes paid	36.8	18.5

See notes to consolidated financial statements.

Notes to September 30, 2007 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission revenue is primarily generated through the negotiation and placement of insurance for its clients. Fee revenue is primarily generated by providing other risk management services including claims management, information management, risk control services and appraisals in either the property/casualty (P/C) market or human resource/employee benefit market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in eight countries and does business in 100 countries globally through a network of correspondent brokers and consultants.

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

Gallagher had $67.2 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $59.7 million as of January 1, 2007. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of January 1, 2007, Gallagher had accrued interest and penalties related to unrecognized tax benefits of $5.2 million.

Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of January 1, 2007, Gallagher had been examined by the Internal Revenue Service (IRS) through calendar year 2004, except for 2003, which the IRS declined to examine. During third quarter 2007, the IRS initiated an examination of Gallagher’s Federal income tax return for the calendar year 2005. In addition, a number of state and local examinations are currently ongoing. While it is possible that these examinations may be resolved within twelve months, Gallagher does not anticipate a significant impact to its unrecognized tax benefits balance.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Gallagher is currently evaluating the impact that the adoption of SFAS 159 could have, if any, on its consolidated financial statements and notes thereto for 2008. Gallagher has not yet determined whether it will elect to adopt SFAS 159.

3. Investments

The following is a summary of Gallagher’s unconsolidated investments and the related outstanding letters of credit (LOCs), financial guarantees and funding commitments (in millions):

					September 30, 2007
	September 30, 2007		December 31, 2006		LOCs & Financial	Funding
	Current	Noncurrent	Current	Noncurrent	Guarantees	Commitments
Unconsolidated Investments:

Direct and indirect investments in Asset Alliance Corporation (AAC):
Common stock	$—	$9.7	$—	$13.7	$—	$—
Preferred stock	8.3	—	13.4	—	—	—
Indirectly held	—	0.7	—	1.1	—	—

Total AAC	8.3	10.4	13.4	14.8	—	—

Alternative energy investments:
IRC Section 29 Syn/Coal production net receivables	13.8	—	25.7	—	—	—
IRC Section 29 Syn/Coal unamortized assets	2.1	—	6.6	—	—	—
Equity interest in biomass projects and pipeline	0.2	8.9	0.1	9.5	—	—
Clean energy related ventures	0.1	0.9	—	0.6	—	0.5
Oil price derivative	7.3	—	—	—	—	—

Total alternative energy investments	23.5	9.8	32.4	10.1	—	0.5

Real estate, venture capital and other investments	0.7	7.2	3.4	7.6	5.4	1.2

Total unconsolidated investments	$32.5	$27.4	$49.2	$32.5	$5.4	$1.7

Asset Alliance Corporation - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC (25% ownership at December 31, 2006), an investment management company that owns up to a two-thirds interest in nine private investment management firms (the Firms). On July 16, 2007, AAC redeemed $5.0 million of Gallagher’s $13.3 million AAC preferred stock investment. AAC is contractually obligated to repurchase the remaining balance of Gallagher’s preferred stock investment in AAC on January 28, 2008. AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which portfolios totaled approximately $3.4 billion at September 30, 2007. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for its holdings in AAC’s common stock using equity method accounting.

In 2002, Beacon Hill Asset Management LLC (Beacon Hill) withdrew from managing hedge fund portfolios for AAC due to various legal, contractual and business issues. In 2003, investors in a Beacon Hill investment partnership filed a lawsuit to recover investment losses, naming AAC as a co-defendant. In fourth quarter 2006, all parties to this lawsuit entered into a settlement agreement, which is subject to court approval, to resolve this pending litigation.

Alternative Energy Investments - Gallagher has made investments in partnerships formed to develop energy that qualifies for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processes qualified fuel under IRC Section 29. Gallagher has an interest in seven IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generate tax benefits to Gallagher on an ongoing basis in the form of both tax deductions for operating losses and tax credits. At September 30, 2007, one of the IRC Section 29-related Syn/Coal limited partnerships was consolidated into Gallagher’s financial statements due to Gallagher’s percentage ownership in the partnership. At September 30, 2006, two of the IRC

Section 29-related Syn/Coal limited partnerships were consolidated into Gallagher’s financial statements due to Gallagher’s percentage ownership in the partnerships. The remainder of these investments were carried at amortized cost. Gallagher recognizes the tax credits as a component of the provision for income taxes as they are allocated by the partnerships.

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

Four of the Biomass projects have been determined to be variable interest entities (VIEs), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At September 30, 2007, total assets and total debt of these investments were approximately $5.0 million and $3.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at September 30, 2007, which equaled the net aggregate carrying value of its investments.

As part of selling its interests in IRC Section 29-related Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At September 30, 2007, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $18.1 million, net of the applicable income tax benefit, for which Gallagher did not record any liability in its September 30, 2007 consolidated balance sheet. As part of selling its interests in IRC Section 29-related Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the IRS. Gallagher has not recorded any liability in its September 30, 2007 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for the potential exposures related to Syn/Coal as of September 30, 2007.

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

Gallagher has insurance policies in place, the scope of which Gallagher believes would provide substantial coverage in the event IRC Section 29-related Syn/Coal Credits are disallowed. While there can be no assurance that such coverage would ultimately be available, if the full amount of the policies were collected, Gallagher’s maximum after-tax exposure at September 30, 2007 relating to the disallowance of the IRC Section 29-related Syn/Coal Credits is as follows (in millions):

	Maximum	Net of Insurance
Tax credits recorded by Gallagher	$206.0	$152.6
Installment sale proceeds subject to indemnification	332.4	131.6
Net carrying value of assets held at September 30, 2007	0.7	0.7

Total exposure	$539.1	$284.9

IRC Section 29-related tax credits expire on December 31, 2007 if the law is not extended. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices,” as determined by the IRS. Management estimates that the Market Wellhead Price in 2007 would need to average approximately $56.50 to start a phase-out and average approximately $70.90 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2007 averaged $66.11 through September 28, 2007. The ending NYMEX Price at September 28, 2007 was $81.66. The average daily NYMEX Price for 2007 through October 22, 2007 was $67.48. The ending NYMEX Price at October 22, 2007 was $87.56. The NYMEX Price averaged $6.33 above the Market Wellhead Price for 2006. There can be no assurance that future oil prices will average an amount below future phase-out levels.

To partially mitigate the financial risk of a phase-out, which would reduce the tax credits earned and would reduce the installment sale gains from Gallagher’s IRC Section 29-Syn/Coal investments, Gallagher entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate a gain to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any oil price derivative gain is designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29-related tax credits. On January 17, 2007, Gallagher made an up-front payment of $2.7 million to enter into an oil price derivative, which has been and will be marked to market value as part of the Financial Services Segment operating results, through December 31, 2007 (the date the contract expires) or the date the contract is sold, whichever is earlier. The contract had a market value of $7.3 million at September 30, 2007. In the three- and nine-month periods ended September 30, 2007, Gallagher recorded unrealized gains of $3.8 million and $4.6 million, respectively, related to the oil price derivative.

At September 30, 2007, the remaining carrying value of the five facilities and other related assets was approximately $1.9 million in the aggregate and will be fully amortized by December 31, 2007, the expiration date of IRC Section 29.

In connection with its Headwaters licensing agreement, Gallagher recorded $10.9 million and $11.0 million of royalty expense in the nine-month periods ended September 30, 2007 and 2006, respectively, which has been included in investment expenses based on the IRC Section 29-related Syn/Coal production volume and an assumed 47% phase-out for 2007 and 37% phase-out for 2006. At full production and no phase-out, the maximum annual royalty in 2007 would be equal to $20.0 million of the Financial Services Segment’s annual pre-royalty, pretax earnings from these two facilities.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities.

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at five full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.8 million. Gallagher also has additional funding commitments of approximately $0.5 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest Technologies LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Preliminary laboratory testing of C-Quest’s technologies has been completed yielding promising results. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Real Estate, Venture Capital and Other Investments - At September 30, 2007, Gallagher had investments in four real estate ventures with a net carrying value of $1.0 million in the aggregate, the largest of which was $0.5 million. In addition, at September 30, 2007, Gallagher had ownership interests in 21 completed and certified low income housing developments with zero carrying value. Gallagher also had investments in three venture capital investments and funds that consisted of various debt and equity investments in development-stage companies and turn-arounds with an aggregate net carrying value of $6.9 million, the largest of which was $5.8 million. Eleven of the 28 investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1990 and 2006. At September 30, 2007, total assets and total debt of these eleven investments were approximately $64.0 million and $66.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.8 million at September 30, 2007, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in one IRC Section 29-related Syn/Coal facility which is consolidated into Gallagher’s consolidated financial statements (two facilities were consolidated as of September 30, 2006). This investment represents Gallagher’s 99% equity interest in an IRC Section 29-related Syn/Coal facility. The other investment originated when Gallagher purchased a 98% equity interest in a Syn/Coal production facility in 2004 that had previously been operated by Gallagher through a facility rental agreement. The purchase was made with an $11.1 million seller financed note payable that is non-recourse to Gallagher. Principal and interest payments on the remaining balance are currently being deferred in accordance with the acquisition agreement until the actual tax credits generated by the facility in 2007 can be computed in second quarter 2008. On May 17, 2007, the manager of the facility exercised its right to reduce Gallagher’s equity interest to 12%, which necessitated deconsolidating this facility. In connection with this transaction, $1.2 million of net fixed assets were removed from the consolidated balance sheet. Further, pursuant to an agreement made in 2003, Gallagher will receive consulting fees for the introduction of new owners of the facility in conjunction with the change in ownership. These investments are held by Gallagher to generate IRC Section 29-related Syn/Coal Credits for use by Gallagher.

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

The following is a summary of these consolidated investments and the related outstanding LOCs, financial guarantees and funding commitments (in millions):

			September 30, 2007
	September 30, 2007	December 31, 2006	LOCs & Financial Guarantees	Funding Commitments
Airplane leasing company:
Fixed assets	$—	$49.1	$—	$—
Accumulated depreciation	—	(21.3)	—	—
Non-recourse borrowings - current	—	(2.1)	—	—
Non-recourse borrowings - noncurrent	—	(25.9)	—	—
Net other consolidated assets and liabilities	—	0.2	—	—

Net investment	—	—	—	—

IRC Section 29 Syn/Coal partnerships:
Fixed assets	4.2	15.7	—	—
Accumulated depreciation	(2.3)	(11.0)	—	—
Non-recourse borrowings - current	(3.5)	(6.8)	—	—
Non-recourse borrowings - noncurrent	—	—	—	—
Net other consolidated assets and liabilities	1.6	2.1	—	—

Net investment	—	—	—	—

Total consolidated investments:
Fixed assets	4.2	64.8	—	—
Accumulated depreciation	(2.3)	(32.3)	—	—
Non-recourse borrowings - current	(3.5)	(8.9)	—	—
Non-recourse borrowings - noncurrent	—	(25.9)	—	—
Net other consolidated assets and liabilities	1.6	2.3	—	—

Net investment	$—	$—	$—	$—

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

4. Business Combinations

During the nine-month period ended September 30, 2007, Gallagher acquired substantially all the net assets of the following insurance brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payable
	(000s)
Financial Profiles, Inc. (FPI) January 1, 2007	305	$8.5	$9.0	$—	$0.5	$18.0	$9.5
InterNational Insurance Group, Ltd. January 1, 2007	50	1.3	—	—	0.2	1.5	—
Fishermans Insurance Services, Inc. (FIS) January 1, 2007	21	—	9.9	—	0.6	10.5	5.5
Lowndes Lambert Group Canada, Ltd. (LLG) February 1, 2007	—	—	26.1	—	1.1	27.2	3.0
Elite Benefits Insurance Marketing Services, Inc. (EBI) February 1, 2007	71	1.6	6.0	—	0.4	8.0	4.5
The Producer’s Choice, Inc. March 1, 2007	56	1.3	5.0	—	0.3	6.6	6.0
ISG International, Inc. (ISG) March 1, 2007	70	0.4	14.0	—	1.6	16.0	5.0
Melton Insurance Associates, Inc. April 1, 2007	37	1.0	2.3	—	0.4	3.7	0.7
Tropp & Company May 1, 2007	115	2.9	—	—	0.3	3.2	1.0
Woods & Grooms, Inc. May 31, 2007	—	—	1.6	0.1	—	1.7	2.8
Carpenter, Cammack & Associates, Inc. June 1, 2007	35	—	8.1	—	1.0	9.1	2.5
Spanjers Insurance Agency, Inc. July 1, 2007	—	—	3.3	—	0.3	3.6	0.9
Strategic Health Plans Corporation (SHP) August 1, 2007	—	—	10.5	—	0.5	11.0	3.0

	760	$17.0	$95.8	$0.1	$7.2	$120.1	$44.4

Common shares exchanged in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2007 related to acquisitions made by Gallagher in the period from 2004 to 2007 was $91.5 million.

During the nine-month period ended September 30, 2007, Gallagher issued 322,000 shares of its common stock, paid $12.8 million in cash and accrued $9.3 million in liabilities related to earnout obligations of acquisitions made prior to 2007 and recorded additional goodwill of $25.0 million. During the nine-month period ended September 30, 2006, Gallagher issued 100,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations of acquisitions made prior to 2006 and recorded additional goodwill of $7.8 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	FPI	FIS	LLG	EBI	ISG	SHP	Seven Other Acquisitions	Total
Current assets	$0.1	$5.2	$18.0	$—	$3.3	$0.1	$9.0	$35.7
Fixed assets	0.1	—	1.3	—	0.1	0.1	0.3	1.9
Goodwill	6.8	3.0	11.2	1.7	7.6	4.2	11.3	45.8
Expiration lists	10.6	7.0	12.8	6.1	7.8	6.5	19.0	69.8
Non-compete agreements	0.4	0.3	1.4	0.2	0.2	0.1	0.4	3.0

Total assets acquired	18.0	15.5	44.7	8.0	19.0	11.0	40.0	156.2

Current liabilities	—	5.0	17.5	—	3.0	—	9.7	35.2
Noncurrent liabilities	—	—	—	—	—	—	0.9	0.9

Total liabilities assumed	—	5.0	17.5	—	3.0	—	10.6	36.1

Total net assets acquired	$18.0	$10.5	$27.2	$8.0	$16.0	$11.0	$29.4	$120.1

Acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $45.8 million, $69.8 million and $3.0 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2007 and 2006. Of the $69.8 million of expiration lists and $3.0 million of non-compete agreements related to the 2007 acquisitions, $15.7 million and $1.5 million are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $6.5 million, and a corresponding amount of goodwill, in 2007 related to the nondeductible amortizable intangible assets. This amount has not been included in the above table.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2007 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2006 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Total revenues	$424.4	$435.3	$1,263.2	$1,162.9
Net earnings	51.8	51.3	116.3	108.1
Basic net earnings per share	.55	.52	1.20	1.11
Diluted net earnings per share	.54	.52	1.18	1.09

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2006, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired in 2007 totaled approximately $54.7 million.

5. Credit and Other Debt Agreements

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement (Note Purchase Agreement) with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Note(s)), in a private placement.

Under the terms of the Note Purchase Agreement, the Notes are redeemable by Gallagher at any time, in whole or in part, at 100% of the principal amount of such Notes being redeemed, together with accrued and unpaid interest and a “make-whole amount”. The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yields plus 0.5% and is designed to compensate the Purchasers for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the Notes. Gallagher currently has no intention of prepaying the Notes.

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at September 30, 2007. The Note Purchase Agreement provides for customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The Notes are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s unsecured multicurrency credit agreement and are unconditionally guaranteed by several of Gallagher’s wholly-owned domestic subsidiaries.

Credit Agreement - On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial LOCs and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2007. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. Gallagher’s obligations under the Credit Agreement are unconditionally guaranteed by several of its wholly-owned domestic subsidiaries.

At September 30, 2007, $17.6 million of LOCs (for which Gallagher had $6.4 million of liabilities recorded at September 30, 2007) were outstanding under the Credit Agreement. There were no borrowings outstanding under the revolving credit commitment at September 30, 2007. Accordingly, as of September 30, 2007, $432.4 million remained available for potential borrowings, of which $107.4 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s corporate and investment related debt (in millions):

	September 30, 2007	December 31, 2006
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$—
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	—

Total Note Purchase Agreement	400.0	—
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires 2010	—	—

Investment related borrowings:
Loan on airplanes leased to French Postal Service:
Monthly principal and interest payments, fixed rate of 5.38%	—	28.0
Syn/Coal facility purchase note:
Periodic payments of interest and principal, fixed rate of 7.00%, due 2008	3.5	6.8

	$403.5	$34.8

The fair value of the $400.0 million Note Purchase Agreement debt at September 30, 2007 was $403.4 million due to the long-term duration and fixed interest rates. At September 30, 2007, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates.

See Note 12 to the consolidated financial statements for additional discussion on commitments and contingencies.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Net earnings	$51.8	$50.2	$115.4	$103.9

Weighted average number of common shares outstanding	94.5	97.5	96.9	96.8
Dilutive effect of stock options using the treasury stock method	1.3	1.0	1.3	1.3

Weighted average number of common and common equivalent shares outstanding	95.8	98.5	98.2	98.1

Basic net earnings per share	$.55	$.52	$1.19	$1.07
Diluted net earnings per share	.54	.51	1.18	1.06

Options to purchase 6.6 million and 10.4 million shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 6.7 million and 8.9 million shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

7. Stock Option-Based Compensation

Gallagher has four stock option-based employee compensation plans. Gallagher primarily grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the underlying shares of Gallagher common stock at the date of grant. All options granted under the plans must be approved by either the Compensation Committee of the Board of Directors (the Compensation Committee), which consists entirely of independent directors within the meaning of the listing rules of the New York Stock Exchange, or the Chief Executive Officer of Gallagher under a limited delegation of authority from the Compensation Committee.

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

During the three-month periods ended September 30, 2007 and 2006, Gallagher recognized $3.0 million and $3.6 million, respectively, of compensation expense related to its stock option plans. During the nine-month periods ended September 30, 2007 and 2006, Gallagher recognized $8.2 million and $10.9 million, respectively, of compensation expense related to its stock option plans.

For purposes of expense recognition in 2007 and 2006, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected dividend yield	4.0%	3.0%
Expected risk-free interest rate	4.4%	4.9%
Volatility	25.7%	25.9%
Expected life (in years)	5.1	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2007 and 2006, as determined on the grant date using the Black-Scholes option valuation model, was $5.47 and $6.89, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2007 (in millions, except exercise price and years data):

	Nine-month period ended September 30, 2007
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	15.2	$24.81
Granted	0.7	28.65
Exercised	(0.7)	16.56
Forfeited or canceled	(0.3)	26.76

Ending balance	14.9	$25.33	5.63	$58.7

Exercisable at end of period	7.3	$24.20	4.70	$38.0

Ending vested and expected to vest	14.6	$25.30	5.61	$58.2

Options with respect to 4.1 million shares were available for grant at September 30, 2007.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2007 and 2006 amounted to $8.9 million and $19.2 million, respectively. As of September 30, 2007, there was approximately $46.2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at September 30, 2007 is summarized as follows (in millions, except exercise price and years data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11	-	$ 22.70	3.5	3.17	$17.95	2.3	$17.03
23.72	-	25.79	2.5	5.48	24.86	1.3	24.83
26.00	-	27.25	4.5	6.28	26.95	2.0	26.79
27.29	-	29.42	3.2	7.47	29.09	0.9	29.23
29.45	-	36.53	1.1	5.88	32.06	0.8	32.14
36.94	-	36.94	0.1	4.09	36.94	—	36.94

$ 1.11	-	$ 36.94	14.9	5.63	$25.33	7.3	$24.20

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

In first quarter 2006, Gallagher contributed $4.3 million to the plan through the issuance of 148,000 shares of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During each of the three-month periods ended September 30, 2007 and 2006, $0.6 million was charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2007 and 2006, $1.8 million and $2.1 million, respectively, was charged to compensation expense related to this plan. At September 30, 2007 and December 31, 2006, $14.5 million (related to 780,000 shares) and $16.2 million (related to 780,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

In first quarter 2007, the Compensation Committee approved $4.7 million of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2007. The fair value of the cash award assets at September 30, 2007 was $4.6 million and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three- and nine-month periods ended September 30, 2007, $0.2 million and $0.4 million, respectively, was charged to compensation expense related to this plan.

9. Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million shares of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee shall determine each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between Gallagher and the recipient of the award. As of September 30, 2007, 2.9 million shares were available for grant under this plan.

In first quarter 2007 and 2006, Gallagher granted 70,000 and 104,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $2.0 million and $3.0 million, respectively, at the date of grant. In second quarter 2007 and 2006, Gallagher granted 178,000 and 68,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $5.1 million and $1.8 million, respectively, at the date of grant. In third quarter 2007 and 2006, Gallagher granted 10,000 and 52,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $0.3 million and $1.4 million, respectively, at the date of grant. The 2007 and 2006 restricted stock awards generally vest annually on a pro rata basis however, 116,000 shares granted in second quarter 2007 vest in full based on continued employment through May 15, 2011. The vesting periods of the 2007 and 2006 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2007	2006
One year	—	—
Two years	—	58,000
Three years	61,000	48,000
Four years	137,000	19,000
Five years	60,000	49,000
Ten years	—	50,000

Total shares granted	258,000	224,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2007 and 2006, $1.0 million and $0.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 to 2007. During the nine-month periods ended September 30, 2007 and 2006, $3.5 million and $5.0 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 to 2007. At September 30, 2007 and December 31, 2006, $6.2 million (related to 378,000 shares) and $5.5 million (related to 345,000 shares), respectively, of unearned restricted stock was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet.

On May 15, 2007, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the date of grant pursuant to a Performance Unit Program. The Performance Unit Program consists of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees will be granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units will fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. No compensation expense was recognized during the nine-month period ended September 30, 2007 related to this Program.

10. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. The employees’ purchase price is 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Employees may annually purchase shares with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). Gallagher recognizes compensation expense related to the common stock issued under the ESPP. Currently, there are 2.5 million shares of Gallagher’s common stock reserved for future issuance under the ESPP.

The 2007 and 2006 ESPP information is as follows (in millions, except per share and share data):

	1st	2nd	3rd
2007
Fair market value per share at date of purchase	$28.33	$27.88	$28.97
Purchase price per share	$24.08	$23.70	$23.97
Shares issued	146,000	90,000	79,000
Aggregate purchase price	$3.5	$2.1	$1.9
Stock compensation expense recognized	$0.6	$0.4	$0.4
2006
Fair market value per share at date of purchase	$27.81	$25.34	$26.67
Purchase price per share	$23.64	$21.54	$21.54
Shares issued	130,000	105,000	83,000
Aggregate purchase price	$3.1	$2.3	$1.8
Stock compensation expense recognized	$0.5	$0.4	$0.4

11. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that prior to July 1, 2005 covered substantially all domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with SFAS 87, “Employers’ Accounting for Pensions.” In 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. In the table below, the service cost component in 2007 and 2006 represents plan administration costs that are incurred directly by the plan.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost on benefit obligation	2.7	2.5	8.0	7.4
Expected return on plan assets	(3.7)	(3.5)	(11.1)	(10.4)

Net periodic benefit cost (income)	$(0.9)	$(0.9)	$(2.8)	$(2.8)

In 2007, Gallagher does not anticipate making any contributions to the pension plan. This expected level of funding is based on the plan being frozen and overfunded at September 30, 2007. In addition, no minimum contribution is required to be made to the plan by Gallagher under the IRC. During the nine-month periods ended September 30, 2007 and 2006, Gallagher did not make any contributions to the plan.

12. Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 5 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement, Credit Agreement, investment related borrowings, operating leases and purchase commitments at September 30, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	—	—	—	—	—	—	—
Investment related borrowings:
Syn/Coal facility purchase note	3.5	—	—	—	—	—	3.5

Total debt obligations	3.5	—	—	—	—	400.0	403.5
Operating lease obligations	15.4	59.2	51.2	44.8	38.1	70.8	279.5
Less sublease arrangements	(0.5)	(1.8)	(1.5)	(1.6)	(1.6)	(1.7)	(8.7)
Net Syn/Coal purchase commitments	0.2	—	—	—	—	—	0.2
Outstanding purchase obligations	5.8	6.5	2.4	1.1	1.0	0.5	17.3

Total contractual obligations	$24.4	$63.9	$52.1	$44.3	$37.5	$469.6	$691.8

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement. See Note 5 to the consolidated financial statements for a discussion of the terms of the Note Purchase Agreement.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and from time-to-time borrow to supplement operating cash flows. At September 30, 2007, $17.6 million of LOCs (of which Gallagher had $6.4 million of liabilities recorded as of September 30, 2007) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at September 30, 2007. Accordingly, as of September 30, 2007, $432.4 million remained available for potential borrowings, of which $107.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 5 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Investment Related Borrowings - As more fully described in Notes 3 and 5 to the consolidated financial statements, at September 30, 2007, the accompanying balance sheet includes $3.5 million of borrowings related to one of Gallagher’s investments, none of which is recourse to Gallagher.

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

Net IRC Section 29-related Syn/Coal Purchase Commitments - Gallagher has an interest in one IRC Section 29-related Syn/Coal facility that it consolidates (two were consolidated as of September 30, 2006). See Note 3 to the consolidated financial statements for additional disclosures regarding this partnership. The facility entered into raw coal purchase and IRC Section 29-related Syn/Coal sales agreements. These agreements terminate immediately in the event the IRC Section 29-related Syn/Coal produced ceases to qualify for credits under IRC Section 29 or upon termination of either the purchase or sales agreements. The net annual IRC Section 29-related Syn/Coal purchase commitments represent the minimum raw coal purchases at estimated costs less sales of IRC Section 29-related Syn/Coal at estimated prices.

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of September 30, 2007. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2007 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2007	2008	2009	2010	2011	Thereafter
Letters of credit	$1.0	$—	$—	$—	$—	$16.6	$17.6
Funding commitments	0.6	1.0	0.1	—	—	—	1.7

Total commitments	$1.6	$1.0	$0.1	$—	$—	$16.6	$19.3

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

Since January 1, 2002, Gallagher acquired seventy-seven companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2007 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded potential earnout payables outstanding as of September 30, 2007 related to acquisitions made by Gallagher in the period from 2004 to 2007 was $91.5 million.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50% and where management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, whichever is appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. As such, the balance sheets of these investees were not consolidated in Gallagher’s consolidated balance sheet at September 30, 2007 and December 31, 2006. The balance sheets of several of these unconsolidated investments contain outstanding debt, which are also not required to be included in Gallagher’s consolidated balance sheet.

Based on the ownership structure of these investments, management believes that Gallagher’s exposure to losses related to these investments is limited to the combination of its net carrying value, funding commitments, LOCs and financial guarantees. In the event that certain of these enterprises were to default on their obligations and Gallagher’s net carrying value became impaired, the amount to be written-off could have a material effect on Gallagher’s consolidated operating results and/or financial position. See Note 3 to the consolidated financial statements.

In addition to obligations and commitments related to Gallagher’s investing activities discussed above, at September 30, 2007, Gallagher had posted an LOC of $6.5 million related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $6.4 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, that Gallagher uses as a placement facility for certain of its insurance brokerage operations. At September 30, 2007, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is engaged in various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. against various large insurance brokerage firms and commercial insurers (OptiCare Health Systems Inc. v. Marsh & McLennan Companies, Inc., et al., Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” Since fourth quarter 2004, similar purported class actions have been filed alleging claims similar to those alleged by the plaintiff in the OptiCare litigation and such cases have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On October 3, 2007, the U.S. District Court for the District of New Jersey entered orders dismissing, with prejudice, the Federal antitrust and RICO claims and dismissing, without prejudice, the state claims made in the MDL amended complaints. On October 10, 2007, the plaintiffs filed a notice of appeal to these orders.

On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal has been filed challenging the final approval of the MDL settlement. Gallagher also agreed to pay up to $8.9 million in attorney fees.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of September 30, 2007, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all remaining AVC funds as of December 31, 2007 to satisfy part of its MDL settlement obligation.

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

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides annual aggregate coverage for E&O losses up to $165.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2007 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.5 million and below the upper end of the actuarial range by $5.5 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Brokerage
Total revenues	$303.4	$286.9	$857.2	$782.2

Earnings before income taxes	$55.4	$60.0	$129.9	$125.6

Identifiable assets at September 30, 2007 and 2006			$2,555.1	$2,445.9

Risk Management
Total revenues	$110.3	$105.6	$324.9	$302.0

Earnings before income taxes	$15.5	$18.6	$46.0	$47.3

Identifiable assets at September 30, 2007 and 2006			$328.1	$312.5

Financial Services
Total revenues	$10.4	$28.7	$71.0	$35.1

Earnings (loss) before income taxes	$(5.5)	$(17.8)	$(31.8)	$(35.4)

Identifiable assets at September 30, 2007 and 2006			$687.7	$656.7

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2007 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of Gallagher’s management.

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

October 25, 2007

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

Beginning in 2004, the market softened again in many lines and in many geographic areas, which continued through 2006, even with an abnormally high level of hurricane activity and other natural disasters in those years. The market has continued to soften in 2007. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell sharply during the first, second and third quarters of 2007, with renewal premiums for over 80% of all account sizes dropping between 1.0% and 30.0%. The CIAB represents the leading domestic and international insurance brokers who write approximately 80% of the commercial P/C premiums in the U.S. According to an analysis of CIAB’s first quarter 2007 data by Lehman Brothers Equity Research (Lehman), the average commercial P/C account renewing in first quarter 2007 experienced a rate decline of 11.3%. The Lehman analysis showed premiums for all sizes of accounts were at their lowest points since they peaked in fourth quarter 2001 following the September 11th terrorist attacks. Based on an analysis of the second quarter 2007 data by Lehman, the average decrease in premium rates for all account sizes was 11.8% in the quarter. Small account premium rates decreased by an average of 8.3%, medium account rates decreased by an average of 12.6% and large account rates decreased by an average of 14.5% in second quarter 2007. Based on an analysis of the third quarter 2007 data by Lehman, the average decrease in premium rates for all account sizes was 13.3% in the quarter compared to second quarter 2007. Large account premium rates decreased by an average of 15.9%, medium account rates decreased by an average of 15.0% and small account rates decreased by an average of 8.9% in third quarter 2007. This soft market was affecting all commercial lines including construction risks, medical malpractice and directors & officers liability lines that have experienced rising premiums and tight market conditions in the past. In addition, the survey indicated more of the business that had moved to the surplus lines market in the past was returning to the standard market and Carriers were aggressively going after new business.

In a period of rising insurance costs, there is resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During the most recent hard market period, some buyers switched to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks. Other buyers moved toward the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for nearly 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well, which could have a favorable effect on Gallagher’s Risk Management Services Segment. While the gradual movement toward these alternative markets has reduced commission revenue to Gallagher, Gallagher anticipates that new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services may be major factors in Gallagher’s future fee revenue growth.

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

The Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) commenced an investigation of Gallagher in November 2004 and issued subpoenas to Gallagher concerning certain of its business practices. On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the IL State Agencies to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. As of September 30, 2007, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all remaining AVC funds as of December 31, 2007 to satisfy part of its MDL settlement obligation.

In addition, under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC, except as described below. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation in connection with its international operations and certain non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the date of each such acquisition. Gallagher’s contingent commissions for the nine-month periods ended September 30, 2007 and 2006 were $12.0 million and $6.8 million, respectively. The contingent commissions recognized in 2007 and 2006 by Gallagher relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the nine-month periods ended September 30, 2007 and 2006 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated $3.4 million and $2.1 million, respectively.

In addition, the departments of insurance for various states have proposed new regulations and other state insurance departments have indicated they will propose new regulations that address contingent commission arrangements, including prohibitions involving the payment of money by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds.

Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal has been filed challenging the final approval of the MDL settlement. Gallagher also agreed to pay up to $8.9 million in attorney fees.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2007 and 2006. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations and Dispositions

See Note 4 to the consolidated financial statements for a discussion on the 2007 business combinations. In addition, see Note 3 to the consolidated financial statements for a discussion on the disposition of one and a portion of another of Gallagher’s consolidated investments.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes retail contingent commission revenues. These commission revenues are excluded from organic revenues in order to determine the revenue growth that is associated with the revenue sources that will be continuing in 2007 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2007	2006		2007	2006
Commissions	$239.2	$229.8	4%	$674.7	$626.4	8%
Retail contingent commissions	0.4	0.2	100%	3.4	2.1	62%
Fees	55.9	48.0	16%	157.2	131.5	20%
Investment income and other	7.9	8.9	(11%)	21.9	22.2	(1%)

Total revenues	303.4	286.9	6%	857.2	782.2	10%

Compensation	175.5	161.6	9%	512.7	472.3	9%
Operating	60.9	55.2	10%	179.9	156.2	15%
Depreciation	3.9	4.4	(11%)	11.6	11.6	0%
Amortization	7.7	5.7	35%	23.1	16.5	40%

Total expenses	248.0	226.9	9%	727.3	656.6	11%

Earnings before income taxes	55.4	60.0	(8%)	129.9	125.6	3%
Provision for income taxes	22.2	24.6	(10%)	52.1	51.1	2%

Net earnings	$33.2	$35.4	(6%)	$77.8	$74.5	4%

Growth - revenues	6%	9%		10%	6%
Organic growth in commissions and fees	0%	5%		2%	6%
Growth - pretax earnings	(8%)	12%		3%	42%
Compensation expense ratio	58%	56%		60%	61%
Operating expense ratio	20%	19%		21%	20%
Pretax profit margin before retail contingent commission related matters	18%	21%		15%	16%
Effective tax rate	40%	41%		40%	41%

Identifiable assets at September 30, 2007 and 2006				$2,555.1	$2,445.9

The increase in commissions and fees for the nine-month period ended September 30, 2007 compared to the same period in 2006 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($57.7 million). Also contributing to the increase in commissions and fees in 2007 was new business production of $106.0 million, which was offset by renewal rate decreases and lost business of $90.0 million. The organic growth in commission and fee revenues for the nine-month periods ended September 30, 2007 and 2006 was 2% and 6%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $61.1 million in 2007 and $25.2 million in 2006. Commissions increased 8% and fees increased 20% in the nine-month period ended September 30, 2007 compared to the same period in 2006. In second quarter 2007, some clients shifted their renewal dates from third quarter into second quarter to get pricing before the 2007 hurricane season. This shift was not material (less than 1% of the growth in commission and fee revenues for the third quarter) and was consistent with the trend experienced in 2006. Fees are growing faster than commissions primarily as a result of transparency with Gallagher’s clients, a focus on building a more stable revenue stream and an increase in revenues from large clients, which are typically fee-based.

Investment income and other, which primarily represents interest income earned on cash and restricted funds, was relatively unchanged in 2007 compared to 2006, primarily due to a decrease in one-time gains related to sales of small books of business between 2007 ($3.0 million) and 2006 ($4.0 million).

The increase in compensation expense in 2007 compared to 2006 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($40.8 million in the aggregate), the impact of severance costs in 2007 ($2.1 million) and the unfavorable impact of foreign currency translation ($5.2 million). These increases were partially offset by a decrease in expense related to stock-based compensation ($2.6 million) and employee benefit plan cost savings ($5.1 million). The increase in employee headcount in 2007 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The increase in operating expenses in 2007 compared to 2006 was due primarily to increases in insurance costs ($2.3 million), travel and entertainment expenses ($4.4 million), increased costs associated with operational improvement initiatives ($3.0 million), severance related costs ($0.5 million) and the unfavorable impact of foreign currency translation ($0.8 million) in 2007. Also contributing to the increase in operating expenses in 2007 were expenses associated with the acquisitions ($10.1 million) completed in the last twelve months.

Depreciation expense was relatively unchanged in 2007 compared to 2006. Increases in depreciation expense in 2007 associated with the acquisitions completed in the last twelve months were offset by year over year timing differences of depreciation related to purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2007 was due primarily to amortization expense associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Brokerage Segment’s effective tax rate for the nine-month periods ended September 30, 2007 and 2006 was 40.0% and 41.0%, respectively. See the Results of Operations for the Financial Services Segment for a discussion on the overall effective income tax rate in 2007 compared to 2006.

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

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2007	2006		2007	2006
Fees	$109.2	$104.6	4%	$322.1	$299.1	8%
Investment income	1.1	1.0	10%	2.8	2.9	(3%)

Total revenues	110.3	105.6	4%	324.9	302.0	8%

Compensation	63.0	58.5	8%	187.5	172.6	9%
Operating	28.8	25.7	12%	82.5	74.8	10%
Depreciation	2.9	2.6	12%	8.5	6.9	23%
Amortization	0.1	0.2	(50%)	0.4	0.4	0%

Total expenses	94.8	87.0	9%	278.9	254.7	10%

Earnings before income taxes	15.5	18.6	(17%)	46.0	47.3	(3%)
Provision for income taxes	6.0	7.3	(18%)	18.3	18.8	(3%)

Net earnings	$9.5	$11.3	(16%)	$27.7	$28.5	(3%)

Growth - revenues	4%	12%		8%	10%
Organic growth in fees	4%	12%		8%	9%
Growth - pretax earnings	(17%)	13%		(3%)	(9%)
Compensation expense ratio	57%	55%		58%	57%
Operating expense ratio	26%	24%		25%	25%
Pretax profit margin	14%	18%		14%	16%
Effective tax rate	39%	39%		40%	40%

Identifiable assets at September 30, 2007 and 2006				$328.1	$312.5

The increase in fees for the nine-month period ended September 30, 2007 compared to the same period in 2006 was due primarily to new business production of $35.0 million which was offset by lost business and renewal rate decreases of $12.0 million. The organic growth in fee revenues for the nine-month periods ended September 30, 2007 and 2006 was 8% and 9%, respectively. Historically, the Risk Management Segment has made few acquisitions, which have not been material to this segment’s operations. Thus, there is no material difference between growth in GAAP revenues and organic revenues for this segment.

Investment income, which primarily represents interest income earned on Gallagher’s cash and cash equivalents, was relatively unchanged in 2007 compared to 2006.

The increase in compensation expense in 2007 compared to 2006 was primarily due to an increase in the average number of employees and salary increases ($17.0 million in the aggregate) and by the unfavorable impact of foreign currency translation ($2.9 million), partially offset by decreased employee benefit costs ($3.1 million) and decreased temporary-help costs ($1.9 million). The increase in employee headcount in the latter part of 2006 and early in 2007 relates to the hiring of additional staff to support claims activity related to new business generated.

The increase in operating expenses in 2007 compared to 2006 was primarily due to increases in insurance costs ($2.3 million), professional fees ($1.0 million), rent expense ($0.7 million), office expenses ($2.1 million) and travel and entertainment costs ($1.0 million).

Depreciation expense increased in 2007 compared to 2006 due to purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

Amortization expense was relatively unchanged in 2007 compared to 2006. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Risk Management Segment’s effective tax rate for the nine-month periods ended September 30, 2007 and 2006 was 40.0%. See the Results of Operations for the Financial Services Segment for a discussion on changes in the overall effective income tax rate in 2007 compared to 2006.

Financial Services

The Financial Services Segment is responsible for managing Gallagher’s diversified investment portfolio. See Note 3 to the consolidated financial statements for a summary of Gallagher’s investments as of September 30, 2007 and December 31, 2006 and a discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial Services Segment is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2007	2006	2007	2006
Investment income:
Asset Alliance Corporation (AAC) related investments	$(0.6)	$(0.3)	$(4.1)	$(1.3)
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	(0.8)	16.5	22.1	20.2
Consolidated facilities	7.4	21.7	46.8	25.3
Other alternative energy investments	0.3	(0.4)	0.4	(1.8)
Real estate, venture capital and other investments	1.8	0.4	2.4	5.3

Total investment income	8.1	37.9	67.6	47.7

Investment gains (losses)	2.3	(9.2)	3.4	(12.6)

Total revenues	10.4	28.7	71.0	35.1

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	(1.8)	6.0	9.8	13.3
Consolidated facilities	9.7	33.5	72.0	39.4
Compensation, professional fees and other	2.2	3.0	9.7	6.2

Total investment expenses	10.1	42.5	91.5	58.9
Interest	5.6	2.1	9.4	6.3
Depreciation	0.2	1.9	1.9	5.3

Total expenses	15.9	46.5	102.8	70.5

Earnings (loss) before income taxes	(5.5)	(17.8)	(31.8)	(35.4)
Provision (benefit) for income taxes	(14.6)	(21.3)	(41.7)	(36.3)

Net earnings	$9.1	$3.5	$9.9	$0.9

Identifiable assets at September 30, 2007 and 2006			$687.7	$656.7

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

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from unconsolidated facilities and income from consolidated facilities (only one facility was consolidated as of May 17, 2007). Income from the unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operate IRC Section 29-related Syn/Coal facilities. The increase in income from these investments in 2007 is due to an additional unconsolidated facility ($1.4 million) plus revenue concessions from Gallagher’s partners offset by the negative impact of the estimated oil price phase-out of 47% as of the end of third quarter 2007 compared to an estimated 37% as of the end of third quarter 2006. Income from the consolidated facilities relates to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities (only one facility was consolidated as of May 17, 2007) that are held by Gallagher to generate IRC Section 29-related Syn/Coal credits. The increase in income from these investments in 2007 compared to 2006 is primarily due to these facilities being operated throughout all of 2007 as compared with 2006, during which they were idled until June 12, 2006 offset by the negative impact of the 10% increase in the phase-out percentage in 2007 compared to 2006.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. The improvement in income from other alternative energy investments in 2007 compared to 2006 is primarily due to a decrease in the losses ($1.8 million) of the entity that operates the Biogas projects and the pipeline.

Income from real estate, venture capital and other investments primarily relates to Gallagher’s portion of the earnings of these entities that are accounted for using equity method accounting and in 2007, interest earnings related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement ($1.7 million in third quarter 2007), which was entered into on August 3, 2007. For 2006, this income category includes investment income of $3.1 million related to Gallagher’s 60% ownership interest in a limited partnership that, prior to December 2006, owned the building that Gallagher leases for its home office and several of its subsidiary operations. In December 2006, the real estate partnership sold Gallagher’s home office land and building. Prior to December 2006, this investment was consolidated into Gallagher’s consolidated financial statements. Total expenses associated with the home office land and building rental income, including interest and depreciation expense, was $2.8 million in 2006. Also included in this income category is rental income recognized due to Gallagher’s 90% ownership interest in an airplane leasing company that leases two cargo airplanes to the French Postal Service. The decrease in income from this investment ($2.5 million) was due to Gallagher selling its 90% ownership interest in January 2007. Prior to January 2007, this investment was consolidated into Gallagher’s consolidated financial statements. Total expenses associated with this income, including interest and depreciation expense, were $0.1 million and $4.1 million in 2007 and 2006, respectively.

Investment gains in the nine-month period ended September 30, 2007 consisted primarily of a $4.6 million unrealized gain in the market value of the oil price derivative, partially offset by a $1.8 million impairment loss on a low income housing bridge loan, which was deemed to be uncollectible in third quarter 2007. The investment loss recognized in the nine-month period ended September 30, 2006 was primarily a result of Gallagher recognizing a $8.1 million unrealized loss for the fair market value adjustment of the oil price derivative and a $4.6 million loss as a result of the write-off of its equity investment in C-Quest LLC, a clean energy related venture.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, and include expenses related to the Headwaters Incorporated (Headwaters) royalty. The decrease in investment expenses related to the unconsolidated facilities in 2007 compared to 2006 was primarily due to the decrease in expenses ($4.2 million) in the facility that was deconsolidated as of May 17, 2007 and due to the decrease in anticipated tax credits generated by the facility as a result of the 10% increase in the phase-out percentage in 2007 compared to 2006. The increase in investment expenses related to the consolidated facilities (one facility as of May 17, 2007) in 2007 compared to 2006 was due to fully operating them in 2007 as compared to 2006 when the facilities were idled until June 12, 2006, offset by the favorable impact the 10% increased phase-out percentage had on the contractual agreement for Gallagher’s portion of operating expenses of the facilities.

The increase in investment expenses related to compensation, professional fees and other expenses was primarily due to an increase in incentive compensation ($2.2 million).

The increase in interest expense in 2007 compared to 2006 was primarily due to the interest ($4.6 million) related to Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, plus interest incurred on the 2007 borrowings made under Gallagher’s unsecured multicurrency credit agreement (Credit Agreement) (which were fully repaid on August 7, 2007), partially offset by a decrease in interest expense due to the sales of the home office building (in December 2006) and the airplane leasing company (in January 2007). Prior to the sale transactions, these two investments were consolidated into Gallagher’s consolidated financial statements and had outstanding debt.

The decrease in depreciation expense in 2007 compared to 2006 was primarily due to the sale of the airplane leasing company ($2.5 million) and the deconsolidation of the Syn/Coal facility in 2007 ($1.1 million).

Gallagher’s consolidated effective tax rate for the nine-month period ended September 30, 2007 was 19.9%, compared to its consolidated effective tax rate of 24.4% for the nine-month period ended September 30, 2006. These effective tax rates are lower than the statutory tax rate due to the impact of the IRC Section 29-related tax credits net of phase-outs of 47% and 37% in 2007 and 2006, respectively. Assuming Gallagher continues to produce IRC Section 29-related tax credits, and that such credits are subject to a 47% phase-out, Gallagher projects that its consolidated effective tax rate for all of 2007 will be approximately 21.5%, which is greater than its 2006 consolidated effective tax rate of 16.1%.

IRC Section 29 tax credits expire on December 31, 2007 and, if the law is not extended, Gallagher’s effective tax rate in 2008 will likely be approximately 39.0% to 42.0%. In addition, through December 31, 2007, IRC Section 29 has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices” as determined by the IRS. The Market Wellhead Prices of domestic crude and the Phase-out Prices as determined by the Internal Revenue Service (IRS) for the last seven years are as follows:

Calendar Year	Market Wellhead Price (1)		Phase-out Price (2)
			Starts At	Fully Phased Out At
2000	$26.73		$48.07	$60.34
2001	21.86		49.15	61.70
2002	22.51		49.75	62.45
2003	27.56		50.14	62.94
2004	36.75		51.35	64.47
2005	50.45		53.20	66.78
2006	59.68		55.07	69.13
2007	60.38	(3)	56.50	70.90

(1)	Market Wellhead Price is the IRS’ estimate of the calendar year average wellhead price per barrel for all domestic crude oil, the price of which is not subject to regulation by the U.S. The IRS historically estimates this price based on the monthly average wellhead price of domestic crude oil as published by the Department of Energy as Domestic First Purchase Prices.

(2)	Phase-out Prices for 2000 to 2006 as established by the IRS. These Phase-out Prices are based on an inflation adjustment factor. This factor represents the change since calendar year 1979 of the first revision of the implicit price deflator for the gross national product of the U.S. as computed and published by the U.S. Department of Commerce. The IRS will not publish the Phase-out Prices for calendar year 2007 until April 2008. The 2007 Phase-out Prices represent management’s best estimate using the latest public information available. There can be no assurance that management’s estimated Phase-out Prices will approximate what the IRS ultimately publishes.

(3)	This amount represents an estimated, nine-month average of Market Wellhead Prices. The table below shows the published Market Wellhead Price for January through July 2007 (latest month available). August and September 2007 have been estimated by management:

January	$49.32	April	$58.20	July	$69.15
February	52.93	May	58.90	August	65.42
March	54.90	June	62.30	September	72.32

Management estimates that the Market Wellhead Price in 2007 would need to average approximately $56.50 to start a phase-out and average approximately $70.90 for a complete phase-out. The commonly reported crude oil price of futures contracts traded on the New York Mercantile Exchange (NYMEX Price) for 2007 averaged $66.11 through September 28, 2007. The ending NYMEX Price at September 28, 2007 was $81.66. The average daily NYMEX Price for 2007 through October 22, 2007 was $67.48. The ending NYMEX Price at October 22, 2007 was $87.56. The NYMEX Price averaged $6.33 above the Market Wellhead Price for calendar year 2006.

Additional information regarding IRC Section 29-related Syn/Coal facilities is as follows:

(1)	Tax credits and tax credit-related revenues associated with Gallagher’s IRC Section 29-related Syn/Coal investments will phase-out if the calendar year 2007 average of the commonly reported crude oil price (NYMEX Price) per barrel reaches certain levels. The following table provides information about NYMEX Prices and the phase-out. Information related to 2007 is estimated and actual information will not be known until the IRS publishes actual information in April 2008.

	Calendar Year
Phase-out information:	2005 Actual	2006 Actual	2007 Estimated
Beginning phase-out NYMEX Price	$59.53	$60.91	$62.43
Complete phase-out NYMEX Price	$74.75	$76.46	$78.37
Calendar year average NYMEX Price	$56.49	$66.01	$69.88	*
Full year phase-out percentage	0%	33%	47%

*	Through October 22, 2007 the calendar year average NYMEX Price was $67.48.

(2)	It is not possible for Gallagher to predict with certainty what oil prices will average for all of calendar year 2007. When establishing its estimates for third quarter 2007 revenues, expenses and income tax provisions, Gallagher estimated an average 2007 calendar year NYMEX Price of approximately $69.88. This average would produce an IRC Section 29 phase-out of approximately 47% and was determined by using actual daily closing prices from January 1, 2007 to September 28, 2007 and with the assumption that oil prices would average $81.15 per barrel for the remainder of 2007.

(3)	Gallagher produced at or above anticipated production levels at all five Syn/Coal facilities through the first three quarters of 2007 and intends to operate those plants throughout 2007 provided oil prices remain at levels where these facilities can continue to generate positive returns. When determining the effective income tax rate for 2007, Gallagher assumed similar production levels throughout 2007.

(4)	To partially mitigate the financial risk of a phase-out, which reduces the value of tax credits and tax credit related revenues associated with Gallagher’s IRC Section 29-related Syn/Coal investments, Gallagher has entered into an arrangement with an unaffiliated third party which constitutes a call spread on oil futures to create a financial hedge that is designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge is not intended to be a “perfect hedge” for accounting purposes, but is intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. The hedging gains are designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of Section 29 tax credits. Gallagher made an up-front payment of $2.7 million on January 17, 2007 to enter into this financial hedge, which has been and will be marked to market value as part of the Financial Services Segment operating results, through December 31, 2007 (the date the contract expires) or the date the contract is sold, whichever is earlier. The contract had a market value of $7.3 million as of September 30, 2007. In the three- and nine-month periods ended September 30, 2007, Gallagher recorded unrealized gains of $3.8 million and $4.6 million, respectively, related to the oil price derivative.

(5)	At September 30, 2007, the remaining carrying value of the five facilities and other related assets was approximately $1.9 million in the aggregate and will be fully be amortized by December 31, 2007, the expiration date of IRC Section 29.

(6)	The information provided above is highly dependent on future events and actual results may differ materially. Significant uncertainty with respect to future events include, among others, Gallagher’s ability to negotiate cost savings with its business associates and partners, available coal stocks and prices, weather, plant operating capacities, oil prices, and the actual levels of production by quarter. Gallagher cannot at this time predict whether or to what extent it will ultimately be able to benefit from its IRC Section 29-related Syn/Coal facilities nor can Gallagher definitively estimate the revenues, income and/or tax credits that these facilities will provide.

Gallagher is an investor in two privately-owned clean energy related ventures. Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at five full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the EPA’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, currently owns a 10% direct equity interest in Chem-Mod and has an option to acquire an additional 32% indirect equity interest in Chem-Mod. In addition, Gallagher, through another wholly-owned subsidiary, currently owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.8 million. Gallagher also has additional funding commitments of approximately $0.5 million. Gallagher’s option to acquire the additional 32% indirect equity interest in Chem-Mod is exercisable at any time on or prior to December 31, 2007 at an exercise price of $11.0 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest Technologies LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Preliminary laboratory testing of C-Quest’s technologies has been completed yielding promising results. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s option to acquire the additional 22% direct interest in C-Quest and C-Quest International is exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Gallagher anticipates that in 2007, its net cash flows from operating activities will be sufficient to meet its short-term capital requirements. If net cash flows from operating activities do not provide the necessary cash flow to cover its capital requirements, then Gallagher can use borrowings under its Credit Agreement to meet its short-term cash flow needs.

Historically, Gallagher’s ability to meet its cash requirements for the payments of dividends on its common stock, the repurchases of its common stock and acquisition activities has substantially depended upon its ability to generate positive cash flows from its operating activities. However, for repurchases of its common stock and acquisitions made in the nine-month period ended September 30, 2007, Gallagher has relied to a large extent on proceeds from its Notes under the Note Purchase Agreement (as described below) and borrowings under its Credit Agreement to fund such activities. Cash provided by operating activities was $149.1 million and $74.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities in 2007 compared to 2006 was primarily due to the $92.1 million of payments made for Headwaters litigation in first quarter 2006 related to a 2005 settlement and to the $26.9 million Gallagher paid into a fund in first quarter 2006 to be distributed to certain eligible policyholder clients under the AVC. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses. Gallagher anticipates that it will continue to use the remaining proceeds from the Notes and if needed, borrowings under the Credit Agreement, to fund acquisitions and stock repurchases. In addition, Gallagher may from time-to-time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt markets or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability related to the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In addition, funds legally restricted as to Gallagher’s use related to premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s consolidated balance sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity. On August 3, 2007, Gallagher entered into a Note Purchase Agreement with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement (collectively the Notes). See Note 5 to the consolidated financial statements for a discussion of the terms of the Note Purchase Agreement. In assessing the overall liquidity of Gallagher from a balance sheet perspective, it should be noted that at September 30, 2007, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement, a cash and cash equivalent balance of $351.4 million and tangible net worth of $94.6 million. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. Due to outstanding LOCs, $432.4 million remained available for potential borrowings under the Credit Agreement at September 30, 2007.

During the nine-month periods ended September 30, 2007 and 2006, Gallagher borrowed and repaid $283.9 million and $37.0 million, respectively, under the Credit Agreement. Principal uses of the borrowings under the Credit Agreement in 2007 were to fund acquisitions and earn-out payments related to acquisitions completed prior to 2007 and to fund stock repurchases. Borrowings outstanding under the Credit Agreement in 2007 were fully repaid in third quarter 2007 using proceeds from the Note Purchase Agreement. The remaining net proceeds from the Note Purchase Agreement will be used for general corporate purposes including acquisitions and stock repurchases. Principal uses of the borrowings under the Credit Agreement in 2006 were used to fund Gallagher’s short-term cash flow needs and were fully repaid in third quarter 2006 using cash flows from operations.

The Note Purchase Agreement and the Credit Agreement contain various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2007.

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

Dividends - In the nine-month period ended September 30, 2007, Gallagher declared $89.4 million in cash dividends on its common stock, or $.93 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On October 15, 2007, Gallagher paid a third quarter dividend of $.31 per common share to shareholders of record at September 30, 2007, a 3.3% increase over the third quarter dividend per share in 2006. If each quarterly dividend declared in 2007 is $.31 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2007 of approximately $4.0 million.

Capital Expenditures - Net capital expenditures were $26.0 million and $27.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively. In 2007, Gallagher expects total expenditures for capital improvements to be approximately $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher repurchased 6.6 million shares at a cost of $193.4 million and 0.4 million shares at a cost of $10.8 million during the nine-month periods ended September 30, 2007 and 2006, respectively. Repurchased shares are held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2007, Gallagher was authorized to repurchase approximately 5.4 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s loan, line of credit or other sources. The common stock repurchases reported in the consolidated statement of cash flows for the nine-month period ended September 30, 2007 also include 25,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2007 restricted stock distributions. The common stock repurchases reported in the consolidated cash flow statement for the nine-month period ended September 30, 2006 represent 23,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher to settle an escrow obligation in connection with an acquisition made prior to 2006 and 36,000 shares (at a cost of $1.0 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2006 restricted stock distributions.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $116.1 million and $54.5 million in the nine-month periods ended September 30, 2007 and 2006, respectively. Gallagher completed thirteen acquisitions and eight acquisitions in the nine-month periods ended September 30, 2007 and 2006, respectively.

During the nine-month period ended September 30, 2007, Gallagher issued 322,000 shares of its common stock, paid $12.8 million in cash and accrued $9.3 million in liabilities related to earnout obligations of acquisitions made prior to 2007 and recorded additional goodwill of $25.0 million. During the nine-month period ended September 30, 2006, Gallagher issued 100,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations of acquisitions made prior to 2006 and recorded additional goodwill of $7.8 million.

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

During the nine-month periods ended September 30, 2007 and 2006, Gallagher sold several small books of business and recognized one-time gains of $3.0 million and $4.0 million, respectively, which approximated the cash proceeds received related to these transactions.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as funding commitments and financial guarantees. See Notes 3, 5 and 12 to the September 30, 2007 consolidated financial statements for a discussion of Gallagher’s outstanding financial guarantees and funding commitments. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 5 and 12 to the September 30, 2007 consolidated financial statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional discussion of these off-balance sheet arrangements.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; the alternative insurance market continues to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rate, equity pricing, foreign exchange rates and the competitive environment; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of such laws or changes in crude oil prices or developments resulting in the loss or unavailability of IRC Section 29-related Syn/Coal Credits. It is possible that examinations of Gallagher’s income tax returns may result in adjustments to Gallagher’s previously filed tax returns, which in turn could impact Gallagher’s future income tax provisions, effective tax rates or net earnings. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2007 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2007 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2007.

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

At September 30, 2007, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at September 30, 2007 was $403.4 million due to their long-term duration and fixed interest rates. The market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at September 30, 2007 and the resulting fair values would be $28.0 million higher than their carrying value.

At September 30, 2007, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. The market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2007 and the resulting fair values would not be materially different from their carrying value.

On January 17, 2007, Gallagher entered into an arrangement with an unaffiliated third party which constituted a call spread on oil futures that created a financial hedge that was designed to generate gains to Gallagher in the event of certain levels of increased oil prices. This hedge was not intended to be a “perfect hedge” for accounting purposes, but was intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains were designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits, which phase-outs were based on oil prices averaging certain levels for calendar year 2007. Gallagher made an up-front payment of $2.7 million to enter into this financial hedge, which has been and will be marked to market value as part of the Financial Services Segment operating results, through December 31, 2007 (the date the contract expires) or the date the contract is sold, whichever is earlier. The oil price derivative was valued at $7.3 million at September 30, 2007, which resulted in an unrealized gain of $4.6 million that was included in Gallagher’s operating results for the nine-month period ended September 30, 2007. Market risk is the $7.3 million market value of the financial hedge as of September 30, 2007. Gallagher would have a $7.3 million marked to market value loss in fourth quarter 2007 if the NYMEX Price per barrel of oil averages $73.67 or less during fourth quarter 2007. The NYMEX Price on October 22, 2007 was $87.56 and the 2007 year-to-date average NYMEX Price through October 22, 2007 was $67.48.

Gallagher is subject to foreign currency exchange rate risk primarily from its UK based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2007 (a weakening of the U.S. dollar), earnings before income taxes as reported would decrease by approximately $9.9 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheet of its foreign subsidiaries, where possible, such that foreign liabilities are matched with equal foreign assets thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the UK, Gallagher periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2007.

Item 4. Controls and Procedures

As of September 30, 2007, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of September 30, 2007.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine-months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2007	—	$—	—	7,238.0
August 1 to August 31, 2007	1,887.0	29.76	1,887.0	5,351.0
September 1 to September 30, 2007	—	—	—	5,351.0

Total	1,887.0	$29.76	1,887.0

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on July 19, 2007) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of September 30, 2007, Gallagher continues to have the capacity to repurchase approximately 5.4 million shares of Gallagher’s common stock. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

4.1	Note Purchase Agreement, dated as of August 3, 2007, among Gallagher and the Purchasers (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated August 3, 2007, File No. 1-9761).

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: October 25, 2007	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2007

Exhibit Index

4.1	Note Purchase Agreement, dated as of August 3, 2007, among Gallagher and the Purchasers (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated August 3, 2007, File No. 1-9761).

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.