Form 10-K
period 2007-12-31
GALLAGHER ARTHUR J & CO
filed 2008-02-04
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-9761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Two Pierce Place	60143-3141
Itasca, Illinois (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 773-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2007 (the last day of the registrant’s most recently completed second quarter) was $2,624,444,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2007 was 92,049,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s Annual Report to Stockholders for the year ended December 31, 2007 are incorporated by reference into this Form 10-K in response to Parts I and II to the extent described herein.

Portions of Arthur J. Gallagher & Co.’s definitive 2008 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as “Gallagher” unless the context otherwise requires) are engaged in providing insurance brokerage and third-party claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that its major strength is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks.

Since its founding in 1927, Gallagher has grown from a one-man agency to the world’s fourth largest insurance broker based on revenues (according to Business Insurance magazine’s July 17, 2007 edition) and the world’s largest third-party property/casualty (P/C) claims administrator (according to Business Insurance magazine’s February 12, 2007 edition). Gallagher generates approximately 88% of its revenues domestically, with the remaining 12% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda.

Shares of Gallagher’s common stock are traded on the New York Stock Exchange under the symbol AJG, and Gallagher had a market capitalization at December 31, 2007 of $2.2 billion. Gallagher was reincorporated as a Delaware corporation in 1972. Gallagher’s executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Gallagher operates three business segments: Brokerage, Risk Management and Financial Services, which contributed 69%, 27% and 4%, respectively, to 2007 revenues.

Information Concerning Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in filings with the Securities and Exchange Commission (SEC), press releases or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance markets continue to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings will continue to be subject to reduction due to the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or changes in crude oil prices or developments resulting in the loss or unavailability of historically claimed IRC Section 29 (as defined below) tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors.”

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

Operating Segments

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2007, is as follows (in millions):

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$863.2	54%	$790.4	54%	$733.4	51%
Retail contingent commissions	4.1	—%	2.5	—%	28.8	2%
Fees	216.8	13%	186.4	13%	166.9	12%
Investment income and other	30.1	2%	27.5	2%	16.7	1%

	1,114.2	69%	1,006.8	69%	945.8	66%

Risk Management
Fees	439.4	27%	397.3	27%	367.7	26%
Investment income and other	4.1	—%	4.0	—%	2.9	—%

	443.5	27%	401.3	27%	370.6	26%

Financial Services
Investment income and other	65.6	4%	62.0	4%	112.5	8%

Total revenues	$1,623.3	100%	$1,470.1	100%	$1,428.9	100%

See Note 20 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by operating segment for 2007, 2006 and 2005.

Gallagher’s business, particularly its brokerage business, is subject to seasonal fluctuations. Commission and fee revenues and the related brokerage and marketing expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions and recognition of investment gains and losses also impact the trends in Gallagher’s quarterly operating results. See Note 19 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for unaudited quarterly operating results for 2007 and 2006.

Brokerage Segment

The Brokerage Segment accounted for 69% of Gallagher’s revenue in 2007. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source for Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based upon both percentage of the premium paid by insureds and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission paid to the retail broker by the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. The level of contingent commission revenue Gallagher receives has significantly decreased in the last two years due to regulatory developments in the brokerage industry. See further discussion of contingent commissions below.

Gallagher operates its Brokerage operations through a network of more than 200 sales and service offices located throughout the U.S. and in twelve countries abroad. Most of these offices are fully staffed with sales and service personnel. In addition, Gallagher does business through a network of correspondent insurance brokers and consultants in more than 100 countries around the world.

Retail Insurance Brokerage Operations

Gallagher’s retail insurance brokerage operations accounted for 80% of Gallagher’s Brokerage Segment revenues in 2007. Gallagher’s Brokerage operations place nearly all lines of commercial P/C and health and welfare insurance coverage. Significant lines of insurance coverage brokered are as follows:

Aviation	Earthquake	Marine	Property
Commercial Auto	Error & Omissions	Medical	Retirement Solutions
Dental	Fire	Products Liability	Wind
Directors & Officers Liability	General Liability	Professional Liability	Workers Compensation
Disability	Life

Gallagher’s retail brokerage operations are organized in 150 geographical profit centers located in the U.S. and Canada and operate within certain key Niche/Practice Groups, which account for approximately 65% of its domestic retail brokerage revenues. These specialized teams target areas of business and/or industries in which Gallagher has developed a depth of expertise and a large client base. Significant Niche/Practice Groups that Gallagher serves are as follows:

Agribusiness	Global Risks	Marine	Real Estate
Aviation & Aerospace	Habitational	Not-for-Profit	Religious Institutions
Construction	Healthcare	Personal	Restaurant
Energy	Higher Education	Professional Groups	Shopping Centers
Fine Arts	Hospitality	Public Entity	Transportation

Gallagher’s specialized focus on these Niche/Practice Groups allows for highly-focused marketing efforts and facilitates the development of value-added products and services specific to those industries or business segments. Gallagher believes that the detailed understanding and broad client contacts developed within these Niche/Practice Groups provide Gallagher with a competitive advantage.

Gallagher anticipates that its greatest revenue growth over the next several years for its retail brokerage operations will continue to come from: (i) its Niche/Practice Groups and middle-market accounts, (ii) cross-selling other brokerage products to existing customers, (iii) developing and managing alternative market mechanisms such as captives, rent-a-captives, deductible plans and self-insurance and (iv) mergers and acquisitions.

Wholesale Insurance Brokerage Operations

Gallagher’s wholesale insurance brokerage operations accounted for 20% of Gallagher’s Brokerage Segment revenues in 2007. Gallagher’s wholesale brokers assist Gallagher’s retail brokers and other non-Gallagher brokers in the placement of specialized and hard to place insurance coverages through 60 geographical profit centers across the U.S. and through its approved Lloyd’s of London brokerage in London. In certain cases, Gallagher acts as a brokerage wholesaler and, in other cases, Gallagher acts as a managing general agent (MGA) or managing general underwriter (MGU) distributing specialized insurance coverages for insurance carriers. MGAs and MGUs are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities performed on behalf of the insurer may include marketing, underwriting, issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

Over 75% of Gallagher’s wholesale brokerage revenues come from non-Gallagher brokerage customers. Based on revenues, Gallagher’s domestic wholesale brokerage operation currently ranks as the fifth largest domestic wholesaler (according to Business Insurance magazine’s February 12, 2007 edition).

Gallagher anticipates growing its wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs and through mergers and acquisitions.

Reinsurance Brokerage Operations

In fourth quarter 2007, Gallagher undertook a strategic review of its operations and made a determination to exit its global reinsurance and Irish wholesale brokerage operations. In January 2008, Gallagher announced plans to sell its reinsurance brokerage operations and is pursuing alternatives for its Irish wholesale brokerage operations. Accordingly, in the 2007 Consolidated Financial Statements, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. See Note 5 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for additional financial information for 2007, 2006 and 2005, related to these discontinued operations.

Risk Management Segment

The Risk Management Segment accounted for 27% of Gallagher’s revenues in 2007. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. Approximately 70% of the Risk Management Segment’s revenues are from workers compensation related claims, 26% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This segment’s revenues for risk management services are substantially in the form of fees. These fees are generally negotiated in advance on a per-claim or per-service basis depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an unbundled basis independent of Gallagher’s Brokerage operations. Gallagher manages its third-party claims adjusting operations through a network of 120 offices located throughout the U.S., the U.K., Australia and Canada. Most of these offices are fully staffed with Gallagher claims adjustors and other service personnel. Revenues are generally generated on a negotiated per-claim or per-service basis. Gallagher’s adjustors and service personnel act solely on behalf and under the instruction of their clients and customers.

While this segment complements Gallagher’s insurance brokerage offerings, over 80% of the Risk Management Segment’s revenues come from non-Gallagher brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, Gallagher’s Risk Management operation currently ranks as the world’s largest third party P/C claims administrator (according to Business Insurance magazine’s February 12, 2007 edition).

The Risk Management Segment expects its most significant growth prospects through the next several years will come from Fortune 1000 companies, larger middle-market companies, captives, program business and the outsourcing of insurance company claims departments.

Financial Services Segment

The Financial Services Segment manages Gallagher’s interests in tax-advantaged and clean-energy investments as well as its equity ownership position in an alternative investment fund manager that has ownership interests in private investment management firms. Operations are in Itasca, Illinois and Gallagher has been winding down its financial services activities since 2003. Management expects to continue to divest most of the remaining investments in this segment in 2008. At December 31, 2007, significant remaining investments in this segment include:

Asset Management

Gallagher owns approximately 20% of Asset Alliance Corporation (AAC), which generally owns up to two-thirds interest in nine private investment management firms, which had approximately $3.7 billion under management at December 31, 2007. On January 8, 2008, AAC entered into a reverse merger agreement with Tailwind Financial, Inc (AMEX: TNF) (Tailwind). In this proposed transaction, Tailwind will issue its common stock in exchange for 100% of the common stock of AAC. At closing, Tailwind will issue 10.6 million shares to AAC shareholders. An additional 2.5 million shares will be issued to AAC shareholders if certain earnout based performance milestones are met after a three year period. The proposed share amounts issued equate to a purchase price for AAC of $85.0 million plus an earnout of $20.0 million assuming an $8.00 price per Tailwind share. Current Tailwind shareholders will retain approximately 65% ownership in the surviving entity. The shares owned by AJG will be subject to trading restrictions. The contemplated transaction is subject to approval by AAC and Tailwind shareholders and the SEC.

Clean Energy

Gallagher has a 14% ownership interest in a biogas pipeline that removes and sells biogas from landfills; a 26% interest in a privately-held start-up enterprise that has commercialized a multi-pollutant reduction technology that removes mercury, sulfur dioxide and other toxic emissions created by coal-fired power plants; and a 5% interest in a privately-held start-up enterprise that has performed successful laboratory testing of a technology that reduces carbon dioxide emissions created by burning fossil fuels. Utilization of some or part of these technologies may qualify for tax credits under Internal Revenue Code (“IRC”) Section 45, which substantially expires on December 31, 2018.

Tax Advantaged Investments

Prior to January 1, 2008, Gallagher owned certain partnerships that were formed to develop energy that qualified for tax credits under what was formerly called IRC Section 29. These consisted of waste-to-energy partnerships and synthetic coal facilities. These investments helped to substantially reduce Gallagher’s effective income tax rate over the past six years. The law that permitted Gallagher to claim IRC Section 29 tax credits expired on December 31, 2007.

International Operations

Gallagher’s total revenues by geographic area for each of the three years in the period ended December 31, 2007 were as follows (in millions):

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,425.9	88%	$1,314.6	89%	$1,300.0	91%
Foreign, principally Australia, Bermuda, Canada and U.K.	197.4	12%	155.5	11%	128.9	9%

Total revenues	$1,623.3	100%	1,470.1	100%	$1,428.9	100%

See Notes 7, 18 and 20 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for additional financial information related to Gallagher’s foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2007, 2006 and 2005.

Brokerage Operations in Canada, the U.K. and Bermuda

The majority of Gallagher’s international presence in its Brokerage operations is in Australia, Canada, the U.K. and Bermuda.

Gallagher operates in Canada primarily as a retail commercial property and casualty brokerage. In the U.K., Gallagher has a significant wholesale brokerage operation for U.S. and international clients looking to access the Lloyd’s of London and other international insurance markets, a program operation offering customized risk management products and services to U.K. public entities and a small retail commercial property casualty brokerage. In Bermuda, Gallagher acts principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provides services relating to the formation and management of offshore captive insurance companies.

Gallagher also has ownership interests in two Bermuda-based insurance companies that operate segregated account “rent-a-captive” facilities that enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insured generally for reducing future costs of their insurance programs.

Gallagher also has strategic brokerage alliances with a variety of international brokers in countries where it does not have a physical presence. Through a network of correspondent insurance brokers and consultants in more than 100 countries globally, Gallagher is able to fully serve its clients’ coverage and service needs in virtually any geographic area where their operations are located.

Risk Management Operations in Canada, the U.K. and Australia

Gallagher’s international Risk Management operations are principally in Canada, the U.K. and Australia. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

Gallagher operates its Brokerage operations through a network of more than 150 sales and service offices located throughout the U.S. and in twelve countries abroad. Gallagher manages its third-party claims adjusting operations through a network of 100 offices located throughout the U.S., the U.K., Australia and Canada. Gallagher’s customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on Gallagher. In 2007, Gallagher’s largest single customer accounted for approximately 1% of total revenues and the ten largest customers represented 6% of total revenues in the aggregate. Gallagher’s revenues are geographically diversified, with both domestic and international operations.

Each of Gallagher’s retail and wholesale brokerage operations have small market-share positions and, therefore, have substantial organic growth potential. In addition, each of Gallagher’s retail and wholesale brokerage operations have the ability to grow through the acquisition of small to medium sized independent brokerages. See Business Combinations below.

Gallagher has historically grown its Risk Management operation organically and expects to continue to do so.

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

Competition

Brokerage Segment

Gallagher is the fourth largest insurance broker worldwide based on total revenues (according to Business Insurance magazine’s July 16, 2007 edition). The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with Gallagher in every area of its business.

Gallagher’s retail and wholesale brokerage operations compete with Marsh & McLennan Companies, Inc. (Marsh), Aon Corporation (Aon) and Willis Group Holdings, Ltd. (Willis), each of which has larger revenues than Gallagher. In addition, there are various other competing firms such as Brown & Brown Inc., Hub International Ltd., Hilb Rogal & Hobbs Co., Lockton Companies, Inc., Wells Fargo & Co. and USI Holdings Corporation that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large or larger, in terms of revenues, than the corresponding local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. In addition, for health and welfare products, Gallagher competes with larger firms such as Watson Wyatt, Hewitt Associates, Towers Perrin and the benefits consulting divisions of the national public accounting firms and also competes with a vast number of local and regional brokerages and agencies.

Gallagher’s wholesale brokerage operations compete with larger wholesalers such as Crump Group, CRC Insurance Services, AmWINS Group, Swett & Crawford, as well as a vast number of local and regional wholesalers.

Gallagher also competes with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with Gallagher.

Risk Management Segment

Gallagher’s Risk Management operation currently ranks as the largest P/C third party administrator based on revenues (according to Business Insurance magazine’s February 12, 2007 edition). While many global and regional claims administrators operate within this space, Gallagher competes directly with Sedgwick CMS, Broadspire Services/Crawford, Cambridge Solutions Ltd., ESIS and Specialty Risk Services. There are also several large insurance companies, such as AIG Insurance and Zurich Insurance, that maintain their own claims administration units, which can be strong competitors, particularly during the softening insurance cycle. In addition, Gallagher competes with various smaller third party administrators on a regional level. Gallagher believes that its competitive position is due to its strong reputation for outstanding service quality and ability to resolve customers’ losses in the most cost efficient manner possible.

Regulation

In nearly every state and foreign jurisdiction in which Gallagher does business, Gallagher is required to be licensed or receive regulatory approval in order to conduct business. In addition, most jurisdictions require that individuals who engage in brokerage, claim adjusting and certain other insurance service activities be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, the applicable licensing laws and regulations generally grant broad discretion to supervisory authorities in adopting and amending regulations and in supervising regulated activities. In addition, for the past several years, the insurance industry has been under scrutiny by State Attorneys General and departments of insurance and has been subject to legal actions by private litigants with respect to contingent compensation arrangements and various historical business practices.

Gallagher’s Brokerage operations entered into an Assurance of Voluntary Compliance (the “AVC”) on May 18, 2005 with both the Attorney General and Director of Insurance in the State of Illinois, to resolve all issues related to certain investigations conducted by these Illinois State Agencies involving contingent commission arrangements. There was no lawsuit or any finding of unlawful or deceitful conduct. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. At December 31, 2007, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. In addition, under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. The AVC also allows Gallagher to collect retail contingent compensation related to contracts in place at entities it acquires for up to three years from the acquisition date.

Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants, which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal has been filed challenging the final approval of the MDL Settlement. Gallagher intends to use all of the remaining AVC funds to satisfy part of its MDL Settlement obligation.

Gallagher’s Risk Management operations generally have not been subject to the investigations affecting the brokerage business. However, Gallagher has received subpoenas regarding its Risk Management operations from the Offices of the Attorney General of the States of New York, Connecticut and Illinois. The subpoenas request information in connection with separate investigations being conducted by each state and none of the subpoenas relate to Gallagher’s Brokerage operations. Gallagher continues to fully cooperate with these investigations.

Business Combinations

Gallagher has completed and integrated 183 acquisitions in the period from 1985 through December 31, 2007, almost exclusively within its Brokerage Segment. The majority of the acquisitions over this twenty-three year period have been smaller regional or local P/C retail or wholesale operations possessing a strong middle-market client focus or significant expertise in one of Gallagher’s focus market areas. Over the last decade, Gallagher has also increased its acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. Acquisition prices typically fall within the $2 million to $30 million range.

Through acquisitions, Gallagher seeks to expand its talent pool, enhance its geographic presence and service capabilities, and/or broaden and further diversify its business mix. Gallagher also focuses on identifying:

•	A corporate culture that matches its sales-oriented culture;

•	A profitable, growing business whose ability to compete would be enhanced by gaining access to Gallagher’s greater resources; and

•	Clearly defined financial criteria.

In 2007, Gallagher acquired substantially all the net assets or common stock of twenty-one insurance brokerage firms in exchange for its common stock and/or cash. Gallagher has accounted for these acquisitions as business combinations. In addition, in December 2007, Gallagher acquired a 38.5% equity interest in CGM Group Limited, which is headquartered in St. Lucia. Gallagher will account for its holding in CGM Group Limited’s common stock using equity method accounting. See Note 4 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for a summary of the 2007 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

Since December 31, 2007, Gallagher has completed three acquisitions, which are as follows:

On January 30, 2008, Gallagher acquired substantially all of the net assets of Crist Elliott Machette Insurance Services, Inc., a corporation engaged in the insurance retail brokerage business, in exchange for 82,000 shares of Gallagher’s common stock, cash of $7.3 million and a contingent earnout obligation of $2.0 million that, if any is earned, will be paid in cash or stock, at Gallagher’s election.

On January 31, 2008, Gallagher acquired substantially all of the net assets of Yanni Partners, Inc., a corporation engaged in the investment consulting business, in exchange for cash of $8.1 million and a contingent earnout obligation of $11.5 million that, if any is earned, will be paid in cash or stock, at Gallagher’s election.

On January 31, 2008, Gallagher acquired substantially all of the net assets of Petty Burton & Associates, Inc., a corporation engaged in the investment consulting business, in exchange for cash of $2.0 million and a contingent earnout obligation of $0.5 million that, if any is earned, will be paid in cash or stock, at Gallagher’s election.

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

Employees

As of December 31, 2007, Gallagher employed approximately 9,300 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Gallagher’s Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Governance Committee Charter are also available on its website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Investor Relations, Arthur J. Gallagher & Co., Two Pierce Place, Itasca, Illinois 60143-3141, or by telephone to (630) 773-3800.

Item 1A. Risk Factors.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine Gallagher’s profitability.

Gallagher derives much of its revenue from commissions and fees for its brokerage services. Gallagher does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for an extended period of years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Gallagher’s commission revenue in many lines and in many geographic areas.

Beginning in late 2000, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. Because of the events of September 11th, many insurance lines became less available and premium rates increased, in some cases dramatically. Beginning in late 2003, the market softened again in many lines and geographic areas. While the high level of hurricane activity and other natural disasters in 2004 and 2005 caused a hard market in certain coastal areas, the low level of hurricane activity in 2006 and 2007 caused carriers to again become rate/price sensitive and the industry has remained in a soft market across most geographical areas and business lines. Because of these market cycles for insurance product pricing, which Gallagher cannot predict or control, its brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While Gallagher historically has been able to participate in certain of these activities on behalf of its customers and obtain fee revenue for such services, there can be no assurance that Gallagher will realize revenues and profitability as favorable as those realized from its traditional brokerage activities.

Government sponsored insurance programs may seriously undermine Gallagher’s profitability.

It is possible that Federal and state governments will create P/C or health related insurance programs that compete with, or completely replace, insurance products offered by insurance carriers. Development of these government sponsored insurance programs could in turn adversely affect Gallagher’s results of operations and financial condition.

Gallagher’s results may be adversely affected relative to its competitors that can accept contingent commissions.

Pursuant to various agreements with insurance regulators, Gallagher, Marsh, Willis and Aon are prohibited from accepting volume-based or profit-based contingent commissions as a retail broker. There are no other brokers that are known to be similarly prohibited from accepting these types of contingent commissions. When Gallagher acquires a broker, that broker may continue to accept contingent commissions for a three year period after the acquisition date. Gallagher’s restrictions on accepting contingent commissions may significantly undermine Gallagher’s operating results, profitability, liquidity and its ability to reinvest in its business relative to its competitors that can accept contingent commissions.

Gallagher is subject to a number of investigations and legal proceedings concerning contingent broker compensation practices. Further proceedings could adversely affect Gallagher’s financial strength and results of operations.

Since late 2004, the insurance industry in general, and Gallagher individually, have been subject to significant scrutiny by various State Attorneys General, state insurance departments and private litigants with respect to broker compensation practices (generally known as contingent commission arrangements or placement service agreements) between insurance brokers and insurance carriers.

On May 18, 2005, Gallagher resolved with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois an investigation into broker compensation practices. Gallagher believes that this settlement was intended to be on behalf of all State Attorneys General and all state insurance departments. However, there can be no assurance that other states will honor this agreement.

On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL. On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal has been filed challenging the final approval of the MDL Settlement. Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007. In the event that the final approval by the court is not upheld, Gallagher may incur significant additional legal costs and face potential liability in connection with the litigation.

The ultimate outcome of these matters cannot be ascertained. Future litigation and liabilities in indeterminate amounts may be imposed on Gallagher. Gallagher’s future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, even if Gallagher does not experience significant monetary costs, there has been and may continue to be adverse publicity associated with these matters that could result in reputational harm to Gallagher or to the insurance brokerage industry in general that may adversely affect Gallagher’s business.

For a more detailed discussion of these matters refer to Note 17 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements.

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

•

An increase in competition from newly-formed or existing insurance brokers who have not agreed to limit their use of contingent commission arrangements, thereby giving them a competitive advantage over those brokers, such as Gallagher, who have agreed to limit the use of such arrangements; and

•

The creation of in-house servicing capabilities by insurance companies or by certain insurance consumers which compete with the third party administration and other administration, servicing and risk management products offered by Gallagher’s Risk Management Segment.

New competition as a result of these or other competitive or industry developments could cause the demand for Gallagher’s products and services to change, which could in turn adversely affect Gallagher’s results of operations and financial condition.

Gallagher faces a variety of risks in its Risk Management operations that are distinct from those it faces in its Brokerage operations.

Gallagher’s risk management business has somewhat less exposure to the hard and soft market cycles described above to which Gallagher’s brokerage business is exposed; however, it faces a variety of other risks which are unique to its operations, including:

•

The risk that the favorable trend among insureds toward outsourcing of various types of claims administration and risk management services will reverse or slow, causing Gallagher to experience reduced revenues or a reduced rate of revenue growth;

•	The risk that contracting terms will become less favorable or that the margins on its services will be decreased due to increased competition, regulatory constraints or other developments;

•

The risk that Gallagher cannot satisfy regulatory requirements on third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make its business less attractive; and

•

The risk that Gallagher cannot control its labor and technology costs in such a manner as to remain competitive in the marketplace for claims administration and risk management services and conclude its existing contracts (other than those that provide cost-plus or other margin protection) in a cost-efficient and profitable manner.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The agreements governing Gallagher’s debt contain covenants that, among other things, restrict Gallagher’s ability to dispose of assets, incur additional debt, prepay other debt or amend other debt instruments, pay dividends, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change Gallagher’s business or make investments.

The restrictions in the agreements governing Gallagher’s debt may prevent it from taking actions that it believes would be in the best interest of Gallagher’s business and its stockholders and may make it difficult for Gallagher to execute its business strategy successfully or effectively compete with companies that are not similarly restricted. Gallagher may also incur future debt obligations that might subject it to additional or more restrictive covenants that could affect Gallagher’s financial and operational flexibility. Gallagher cannot make any assurances that it will be able to refinance its debt on terms acceptable to Gallagher, or at all.

Gallagher’s ability to comply with the covenants and restrictions contained in the agreements governing Gallagher’s debt may be affected by economic, financial and industry conditions beyond Gallagher’s control. The breach of any of these covenants or restrictions could result in a default under an agreement that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest.

Gallagher’s business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

Gallagher may be subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance or settling claims in the ordinary course of business. Because Gallagher often assists clients with matters involving substantial amounts of money, including the placement of insurance coverage and the handling of related claims, errors and omissions claims against Gallagher may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs.

Gallagher purchases insurance to provide protection from errors and omissions claims that may arise in the ordinary course of business, subject to self-insured deductibles and limits. As of December 31, 2007, Gallagher’s deductible was $5.0 million per claim and the overall coverage limit was $165.0 million. Gallagher’s business, results of operations, financial condition and liquidity may be adversely affected if, in the future, its insurance coverage proves to be inadequate or unavailable or there is a general increase in the number or amounts of claims to which Gallagher is exposed. Gallagher’s future ability to obtain professional indemnity insurance in the amounts and with the deductibles and limits it desires may be adversely impacted by general developments in the market for such insurance or Gallagher’s own claims experience. In addition, claims, lawsuits and other proceedings may harm Gallagher’s reputation or divert management resources away from operating its business.

Gallagher has historically engaged in a large number of acquisitions of insurance brokers and agencies. Gallagher may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.

In the past several years, Gallagher has completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Gallagher’s acquisition program has been an important part of its historical growth and Gallagher believes that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in Gallagher achieving slower growth. Various factors may affect Gallagher’s ability to attract acquisition targets, including Gallagher’s inability to continue certain contingent commission compensation structures, particularly in light of the fact that most other companies in the insurance brokerage industry are not limited in this manner. Moreover, even if Gallagher is able to identify appropriate acquisition targets, it may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows Gallagher to realize the anticipated benefits of such acquisitions, thereby negatively affecting Gallagher’s results of operations or leading to unanticipated contingent liabilities and losses.

Gallagher is subject to insurance industry regulation worldwide. If Gallagher fails to comply with regulatory requirements or if regulations change in a way that adversely affects Gallagher’s operations, Gallagher may not be able to conduct its business or may be less profitable.

Many of Gallagher’s activities are subject to regulatory supervision. Failure to comply with some of these regulations could lead to disciplinary actions that may include requiring clients to be compensated for loss, the imposition of penalties and the revocation of Gallagher’s authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time-to-time require operational changes that could result in lost revenues or higher costs or hinder Gallagher’s ability to operate its business.

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

A significant portion of Gallagher’s operations is conducted outside the U.S. Accordingly, Gallagher is subject to legal, economic and market risks associated with operating in foreign countries. Operating in these countries may present risks that are different from, or greater than, the risks to Gallagher of doing comparable business in the U.S.

Some of Gallagher’s foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. Gallagher must also translate the financial results of its foreign subsidiaries into U.S. dollars. Although Gallagher has used foreign currency hedging strategies in the past, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect Gallagher’s results of operations.

Gallagher also operates in certain countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. Gallagher’s operations in these countries may be temporarily or permanently disrupted by adverse geopolitical or economic conditions in these locations. For example, Gallagher uses third-party service providers located in India for certain back office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected Gallagher’s operations in India. However, such factors could potentially affect Gallagher’s operations or ability to utilize third-party providers in the future. Should Gallagher’s access to these services be disrupted, Gallagher’s business, operating results and financial condition could be adversely affected.

Gallagher is exposed to various risks relating to losses on investments held by its Financial Services business.

Gallagher’s Financial Services business holds a variety of investments. These investments are subject to risk of loss due to a variety of causes, including general overall economic conditions, the effects of changes in interest rates, various regulatory issues, credit risk, potential litigation, tax audits and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results. Any of these consequences may diminish the value of Gallagher’s invested assets and adversely affect its net worth and profitability.

Gallagher has historically benefited from Section 29 tax credits and that law expired on December 31, 2007. The disallowance of IRC Section 29 tax credits would likely cause a material loss.

The law permitting Gallagher to claim IRC Section 29 tax credits related to Gallagher’s synthetic coal operations expired on December 31, 2007. In 2007 and 2006, Gallagher’s annual effective tax rate on a consolidated basis was 22.7% and 16.9%, respectively. Gallagher’s overall effective income tax rate for 2007 and 2006 reflects the tax credits generated by investments in limited partnerships that operate alternative energy projects (IRC Section 29). Accordingly, Gallagher’s overall effective income tax rate in 2008 and future years will likely adjust upward to be in the range of approximately 39.0% to 41.0%.

Gallagher believes its claim for IRC Section 29-related related tax credits is in accordance with IRC Section 29 and four private letter rulings (PLRs) previously obtained by IRC Section 29-related partnerships in which it has an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them.

However, the IRS is continuing to audit taxpayers claiming IRC Section 29-related tax credits with respect to a variety of issues. The partnerships in which Gallagher has an interest may be audited in the future. Furthermore, IRC Section 29-related tax credits have been controversial both politically and administratively, and no assurance can be given that the IRS will not issue administrative guidance adverse to Gallagher’s interests, or support the enactment of legislation to curtail or repeal IRC Section 29. Any of these potential events could adversely affect Gallagher’s ability to claim IRC Section 29-related tax credits or cause it to be subject to liability under indemnification obligations related to prior sales of partnership interests in partnerships claiming IRC Section 29-related tax credits.

While Gallagher’s synthetic coal operations are not currently under audit, the IRS could place those operations under audit and an adverse outcome may cause a material loss. For additional information about the potential negative effects of adverse tax audits and related indemnification contingencies, see the discussion on IRC Section 29 tax credits included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Gallagher’s 2007 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 2. Properties.

Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires on February 28, 2018.

Elsewhere, Gallagher generally operates in leased premises as well. Certain of Gallagher’s office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which is incorporated herein by reference, for information with respect to Gallagher’s lease commitments at December 31, 2007.

Item 3. Legal Proceedings.

Information regarding legal proceedings of Gallagher is included in Note 17 (Litigation) to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2007.

Item 4A. Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	56	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	45	Corporate Vice President, General Counsel, Secretary since June 2007

Richard C. Cary	45	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	58	Corporate Vice President, President of Employee Benefit Brokerage Operation since 1985

James S. Gault	56	Corporate Vice President since 1992, President of Domestic Retail P/C Brokerage Operation since 2002

Douglas K. Howell	46	Corporate Vice President, Chief Financial Officer since 2003

Susan E. McGrath	41	Corporate Vice President, Chief Human Resource Officer since January 2007

David E. McGurn, Jr.	55	Corporate Vice President since 1993, President of Wholesale and Reinsurance Brokerage Operations since 2001

Richard J. McKenna	61	Corporate Vice President since 1994, President of Risk Management Operation since 2000

With the exception of Mr. Bay, Mr. Howell and Ms. McGrath, each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

Prior to joining Gallagher on June 4, 2007, Mr. Bay was employed as General Counsel and Secretary for GE Commercial Distribution Finance from January 2003 to May 2007 and prior thereto as M&A Counsel for General Electric Capital Corporation since 2000.

Prior to joining Gallagher on March 3, 2003, Mr. Howell was employed as Senior Vice President and Chief Financial Officer of 21st Century Insurance Group from April 2001 to February 2003.

Prior to joining Gallagher on January 15, 2007, Ms. McGrath was employed as Vice President of Human Resources for GE Commercial Distribution Finance from January 2004 to January 2007 and prior thereto as the Vice President of Human Resources for GE Financial Guaranty Insurance Corporation since July 2002.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period from January 1, 2006 through December 31, 2007 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2007
First	$30.15	$26.02	$.31
Second	29.50	27.20	.31
Third	31.83	26.66	.31
Fourth	29.46	24.01	.31
2006
First	$31.77	$27.65	$.30
Second	28.32	24.75	.30
Third	28.14	24.42	.30
Fourth	30.42	26.44	.30

As of December 31, 2007, there were approximately 900 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2007	432.6	$26.30	432.6	4,918.6
November 1 to November 30, 2007	2,128.2	26.33	2,128.2	2,790.4
December 1 to December 31, 2007	1.3	25.53	1.3	2,789.1

Total	2,562.1	$26.32	2,562.1

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (most recently was on July 19, 2007) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of December 31, 2007, Gallagher continued to have the capacity to repurchase approximately 2.8 million shares. On January 24, 2008, Gallagher announced the continuation of the repurchase plan bringing the cumulative total repurchase authorization to 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the repurchase plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance is included in the disclosure set forth under the caption “Equity Compensation Plan Information” in Gallagher’s 2008 Proxy Statement and is incorporated herein by reference. See Notes 11, 12 and 13 to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements, which are incorporated herein by reference, for additional information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2007 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related Notes thereto, which have been incorporated by reference in Item 8 of this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$867.3	$792.9	$762.2	$708.3	$651.5
Fees	656.2	583.7	534.6	486.6	416.3
Investment income and other	99.8	93.5	132.1	185.4	95.3

Total revenues	1,623.3	1,470.1	1,428.9	1,380.3	1,163.1
Total expenses before litigation and contingent commission matters and claims handling obligations	1,423.2	1,306.6	1,206.2	1,146.1	980.0
Litigation and contingent commission matters and claims handling obligations	—	9.0	209.8	—	—

Earnings before income taxes	200.1	154.5	12.9	234.2	183.1
Provision (benefit) for income taxes	45.5	26.1	(26.2)	46.3	43.4

Earnings from continuing operations	154.6	128.4	39.1	187.9	139.7
Earnings (loss) on discontinued operations, net of income taxes	(15.8)	0.1	(8.3)	0.6	6.5

Net earnings	$138.8	$128.5	$30.8	$188.5	$146.2

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.59	$1.31	$.41	$1.99	$1.50
Diluted net earnings per share (1)	1.43	1.31	.32	1.99	1.57
Dividends declared per common share (2)	1.24	1.20	1.12	1.00	.72
Share Data:
Shares outstanding at year end	92.0	98.4	95.7	92.1	90.0
Weighted average number of common shares outstanding	95.9	97.1	94.1	91.5	90.0
Weighted average number of common and common equivalent shares outstanding	97.1	98.4	96.1	94.5	93.3
Consolidated Balance Sheet Data:
Total assets	$3,556.8	$3,420.1	$3,389.5	$3,233.3	$2,900.4
Long-term debt less current portion	400.0	25.9	107.6	140.0	122.1
Total stockholders’ equity	715.5	864.1	769.1	761.0	619.1
Return on beginning stockholders’ equity (3)	16%	17%	4%	30%	28%
Employee Data:
Number of employees–continuing operations at year end	9,102	8,533	7,953	7,657	6,613
Total revenue per employee (4)	$178,000	$172,000	$180,000	$180,000	$176,000
Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee (4) (5)	$17,000	$16,000	$22,000	$25,000	$21,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.
(5)	Represents earnings from continuing operations before the after tax impact of litigation and contingent commission matters and claims handling obligations related charges.

Certain Non-GAAP Financial Measures. The line item in the preceding selected financial data table entitled “Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee” may be considered a “non-GAAP financial measure” within the meaning of SEC regulations because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Consistent with SEC regulations, a description of such information is provided in the table above and a reconciliation of certain of such items to GAAP is provided herein. Charges in 2006 related to retail contingent commission related matters totaled $9.0 million (or $5.4 million after tax). Charges in 2005 related to litigation related matters, retail contingent commission related matters and claims handling obligations totaled $131.0 million (or $84.2 million after tax), $73.6 million (or $44.2 million after tax) and $5.2 million (or $3.6 million after tax), respectively. There were no such items in 2003, 2004 or 2007. These amounts, which Gallagher believes are non-recurring, were added back to earnings from continuing operations in 2006 and 2005 in order to calculate earnings from continuing operations before litigation and contingent commission related matters and claims handling obligations per employee.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Gallagher’s 2007 Financial Statements under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference. All of such information should be read in conjunction with Gallagher’s Consolidated Financial Statements and related notes thereto, which have been incorporated by reference in Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information regarding Quantitative and Qualitative Disclosures about Market Risk is included in Gallagher’s 2007 Financial Statements under the caption entitled “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Gallagher’s Consolidated Financial Statements, the related notes thereto and the Report of Independent Registered Public Accounting Firm on Financial Statements are included in Gallagher’s 2007 Financial Statements and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2007, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of December 31, 2007.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Gallagher’s independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Gallagher’s 2007 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and nominees for directors of Gallagher is included under the captions entitled “Corporate Governance - Board of Directors” and “Election of Directors” in the 2008 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report. Information regarding Gallagher’s Audit Committee is included under the caption entitled “Board of Directors and Committees - Audit Committee” in the 2008 Proxy Statement and is incorporated herein by reference.

The Board of Directors has determined that William L. Bax and Gary P. Coughlan qualify as Audit Committee financial experts, as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. Gallagher’s Audit Committee is a separately designated committee of the Board of Directors and is comprised of the following independent directors: William L. Bax, T. Kimball Brooker, Gary P. Coughlan, Norman L. Rosenthal and James R. Wimmer.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to Gallagher’s Board of Directors since Gallagher’s disclosure of such procedures under the caption entitled “Corporate Governance - Nomination of Directors” in the 2007 Proxy Statement.

Item 11. Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2008 Proxy Statement under the caption entitled “Compensation of Executive Officers and Directors,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Ownership of Arthur J. Gallagher & Co. Stock by Directors, Officers and Certain Beneficial Owners” in the 2008 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included in Note 11 (Stock Option Plans) and Note 13 (Restricted Stock Awards) to the Consolidated Financial Statements of Gallagher’s 2007 Financial Statements and are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to relationships and related transactions is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board of Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2008 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements from Gallagher’s 2007 Financial Statements which are incorporated herein by reference:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2007.

(b)	Consolidated Balance Sheet as of December 31, 2007 and 2006.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2007.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2007.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Gallagher and the Purchasers.

10.8	Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2007 among Arthur J. Gallagher & Co., the Other Borrowers Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent.

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors.

13.0	Gallagher’s 2007 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, File No. 1-9761).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 18, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arthur J. Gallagher & Co., Amended as of May 23, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

3.2	Amended and Restated By-Laws of Gallagher 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated January 24, 2008, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

10.1	Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois and Arthur J. Gallagher & Co., dated May 18, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated May 18, 2005, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1999, File No. 1-9761).

*10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2005) - adopted February 23, 2007 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2007, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005 . (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2005, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

*10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

10.36	Purchase and Sale Agreement Dated as of March 22, 2005, entered into by and among AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co., Three E Corporation and SOF-HARMONY, L.L.C. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.37	Settlement Agreement and Mutual Release Dated as of May 1, 2005 by and between Headwaters Incorporated (formerly known as Covol Technologies, Inc.), Square D Company, Arthur J. Gallagher & Co. and AJG Financial Services, Inc. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.39	Option Agreement among Carolyn Kelly, NOx II, Ltd., an Ohio limited liability company, and AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co. dated October 17, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.41	Purchase and Sale Agreement by and between HGC/Two Pierce Limited Partnership, an Illinois limited partnership, and Wells Operating Partnership, L.P., a Delaware limited partnership, dated November 30, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

10.42	Share Purchase Agreement by and between AJG Capital, Inc., an Illinois corporation, and Aviacargo 27125/27347, LLC, a Delaware limited liability company, and Erste Finance Malta Limited Partnership, a Maltese limited liability company, relating to shares in respect of Aviacargo Leasing Limited, dated January 25, 2007 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated January 25, 2007, File No. 1-9761).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of February, 2008.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.

J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of February, 2008 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*WILLIAM L. BAX William L. Bax	Director

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*GARY P. COUGHLAN Gary P. Coughlan	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

*NORMAN L. ROSENTHAL Norman L. Rosenthal	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2007
Allowance for doubtful accounts	$7.5	$0.4	$(0.4	)(1)	$6.7
Allowance for estimated policy cancellations	4.9	0.6	—		5.5
Accumulated amortization of goodwill	6.8	—	(6.8	)(2)	—
Accumulated amortization of expiration lists and noncompete agreements	73.5	41.8	(13.0	)(3)	102.3

Year ended December 31, 2006
Allowance for doubtful accounts	$6.7	$2.6	$(1.8	)(1)	$7.5
Allowance for estimated policy cancellations	4.9	—	—		4.9
Accumulated amortization of goodwill	6.8	—	—	(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	51.3	24.6	(2.4	)(3)	73.5

Year ended December 31, 2005
Allowance for doubtful accounts	$3.0	$4.2	$(0.5	)(1)	$6.7
Allowance for estimated policy cancellations	4.5	0.4	—		4.9
Accumulated amortization of goodwill	7.1	—	(0.3	)(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	33.4	20.7	(2.8	)(3)	51.3

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

Exhibit Index

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Gallagher and the Purchasers.

10.8	Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2007 among Arthur J. Gallagher & Co., the Other Borrowers Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent.

10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors.

13.0	Gallagher’s 2007 Financial Statements.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.