Form 10-Q
period 2008-03-31
GALLAGHER ARTHUR J & CO
filed 2008-04-29
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2008 was 92,800,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2008	2007
Commissions	$206.3	$188.7
Fees	160.5	143.9
Investment income - Brokerage and Risk Management	7.4	7.0
Investment income - Financial Services and Corporate	1.6	31.3
Investment gains	—	4.1

Total revenues	375.8	375.0

Compensation	237.2	213.9
Operating	87.9	77.6
Investment expenses	1.5	44.4
Interest	6.5	0.6
Depreciation	6.9	7.6
Amortization	8.9	7.1

Total expenses	348.9	351.2

Earnings from continuing operations before income taxes	26.9	23.8
Provision for income taxes	10.6	2.5

Earnings from continuing operations	16.3	21.3

Discontinued operations:
Loss on discontinued operations before income taxes	(31.1)	(2.3)
Gain on disposal of operations	12.4	—
Provision (benefit) for income taxes	3.6	(0.8)

Loss from discontinued operations	(22.3)	(1.5)

Net earnings (loss)	$(6.0)	$19.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.21
Loss from discontinued operations	(0.25)	(0.01)

Net earnings (loss)	$(0.07)	$0.20

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.21
Loss from discontinued operations	(0.25)	(0.01)

Net earnings (loss)	$(0.07)	$0.20

Dividends declared per common share	$.32	$.31

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents	$185.2	$255.9
Restricted cash	649.2	601.4
Investments - current	8.8	7.5
Premiums and fees receivable	1,063.0	1,303.7
Other current assets	114.6	107.3

Total current assets	2,020.8	2,275.8
Investments - noncurrent	25.8	26.3
Fixed assets related to consolidated investments - net	—	1.9
Other fixed assets - net	86.7	86.0
Deferred income taxes	289.2	292.6
Other noncurrent assets	122.1	118.0
Goodwill - net	450.1	440.6
Amortizable intangible assets - net	346.2	315.6

Total assets	$3,340.9	$3,556.8

Premiums payable to insurance and reinsurance companies	$1,684.3	$1,874.0
Accrued compensation and other accrued liabilities	211.6	281.3
Unearned fees	51.7	44.1
Other current liabilities	18.8	32.8
Corporate related borrowings - current	56.0	—

Total current liabilities	2,022.4	2,232.2
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	219.9	209.1

Total liabilities	2,642.3	2,841.3

Stockholders’ equity:
Common stock - issued and outstanding 92.8 shares in 2008 and 92.0 shares in 2007	92.8	92.0
Capital in excess of par value	138.1	120.2
Retained earnings	460.1	495.9
Accumulated other comprehensive earnings	7.6	7.4

Total stockholders’ equity	698.6	715.5

Total liabilities and stockholders' equity	$3,340.9	$3,556.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited – in millions)

	Three-month period ended March 31,
	2008	2007
Cash flows from operating activities:
Earnings from continuing operations	$16.3	$21.3
Adjustments to reconcile earnings from continuing operations to net cash used by operating activities:
Net gain on investments and other	—	(4.1)
Depreciation and amortization	15.8	14.7
Amortization of deferred compensation and restricted stock	1.6	1.4
Stock-based compensation expense	2.5	2.7
Increase in restricted cash	(57.0)	(12.3)
Decrease in premiums receivable	69.7	127.3
Decrease in premiums payable	(12.6)	(109.6)
Increase in other current assets	(5.3)	(30.9)
Net change in accrued compensation and other accrued liabilities	(79.6)	(51.3)
Net change in fees receivable/unearned fees	9.7	(3.8)
Net change in income taxes payable	(0.9)	(51.2)
Net change in deferred income taxes	5.1	57.5
Net change in other assets and liabilities	(11.0)	(2.2)

Net cash used by operating activities of continuing operations	(45.7)	(40.5)
Loss from discontinued operations	(22.3)	(1.5)
Depreciation and amortization from discontinued operations	13.4	0.8
Other noncash items related to discontinued operations	3.6	—
Net gain on disposal of discontinued operations	(12.4)	—

Net cash used by operating activities	(63.4)	(41.2)

Cash flows from investing activities:
Net additions to fixed assets	(8.2)	(9.9)
Cash paid for acquisitions, net of cash acquired	(68.9)	(79.5)
Proceeds from sales of discontinued operations	31.8	—
Proceeds from sale of consolidated operation	—	0.7
Net proceeds from investment transactions	2.6	0.1

Net cash used by investing activities	(42.7)	(88.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	7.4	7.6
Tax benefit from issuance of common stock	1.1	1.4
Repurchases of common stock	(0.6)	(15.7)
Dividends paid	(28.5)	(29.5)
Borrowings on line of credit facilities	70.0	117.0
Repayments on line of credit facilities	(14.0)	—
Repayments of investment related long-term debt	—	(0.2)

Net cash provided by financing activities	35.4	80.6

Net decrease in cash and cash equivalents	(70.7)	(49.2)
Cash and cash equivalents at beginning of period	255.9	208.0

Cash and cash equivalents at end of period	$185.2	$158.8

Supplemental disclosures of cash flow information:
Interest paid	$12.9	$0.6
Income taxes paid	9.7	4.2

See notes to consolidated financial statements.

Notes to March 31, 2008 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in thirteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2007 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Effect of New Accounting Pronouncements

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported in Gallagher’s 2008 consolidated financial statements.

Fair Value Option

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

Different measurement attributes have been required under U.S. generally accepted accounting principles (GAAP) for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Gallagher elected not to report any financial assets or liabilities at fair value under SFAS 159 in its first quarter 2008 consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target entity. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date, when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Gallagher is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements and notes thereto.

3. Investments

The following is a summary of Gallagher’s investments and the related outstanding letters of credit (LOCs) and funding commitments (in millions):

	March 31, 2008			December 31, 2007
	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments:

Investments in Asset Alliance Corporation (AAC):
Common stock	$—	$9.3	$—	$—	$9.3
Preferred stock	3.1	0.2	—	5.3	0.3

Total AAC investments	3.1	9.5	—	5.3	9.6

Alternative energy investments:
IRC Section 29 Syn/Coal production net receivables	5.5	—	—	1.6	—
Equity interest in biomass projects and pipeline	—	8.8	—	0.3	8.8
Clean energy related ventures	0.1	0.8	0.5	0.1	0.8

Total alternative energy investments	5.6	9.6	0.5	2.0	9.6

Real estate and venture capital investments	0.1	6.7	0.8	0.2	7.1

Total investments	$8.8	$25.8	$1.3	$7.5	$26.3

Asset Alliance Corporation - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC, an investment management company that owns up to a two-thirds interest in nine private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which totaled approximately $3.5 billion at March 31, 2008. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for the common stock portion of its holdings in AAC’s common stock using equity method accounting and accounts for the dividend income on its preferred stock investments as it is earned. On January 15, 2008, AAC redeemed $2.3 million of Gallagher’s AAC preferred stock investment. AAC is contractually obligated to repurchase substantially all of the remaining balance of Gallagher’s preferred stock investment in AAC by January 25, 2009.

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

Alternative Energy Investments - Gallagher made investments in partnerships formed to develop energy that qualified for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which own and lease equipment that processed qualified fuel under IRC Section 29. Gallagher has an interest in five IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generated tax benefits to Gallagher in the form of both tax deductions for operating losses and tax credits. At March 31, 2008, one of the IRC Section 29-related Syn/Coal limited partnerships was consolidated into Gallagher’s financial statements (two at March 31, 2007) due to Gallagher’s percentage ownership in the partnership. The remainder of these investments were carried at amortized cost. Gallagher recognized the tax credits as a component of the provision for income taxes as they were allocated by the partnerships.

The law that provided for IRC Section 29-related tax credits expired on December 31, 2007. At December 31, 2007, there was no remaining carrying value for the five IRC Section 29-related Syn/Coal facilities and other related assets.

Four of the Biomass projects have been determined to be variable interest entities (VIEs), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At March 31, 2008, total assets and total debt of these investments were approximately $5.0 million and $3.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at March 31, 2008, which equaled the net aggregate carrying value of its investments.

IRC Section 29 Syn/Coal Production Receivables represent the uncollected installment sale proceeds as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties.

As part of selling its interests in IRC Section 29-related Biomass partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations. At March 31, 2008, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $16.6 million, net of the applicable income tax benefit. As part of selling its interests in IRC Section 29-related Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and subsequently obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). Gallagher has not recorded any liability in its March 31, 2008 consolidated balance sheet for these potential indemnification obligations. See IRC Section 29-related Syn/Coal Matters below for the potential exposures related to Syn/Coal operations at March 31, 2008.

IRC Section 29-related Syn/Coal Matters - Any future tax audits of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an ownership interest, or future administrative or judicial decisions, could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal tax credits on Gallagher’s tax returns, or cause it to be subject to liability under indemnification obligations related to the prior sale of interests in partnerships claiming IRC Section 29-related Syn/Coal tax credits.

There are potential indemnification and tax exposures to Gallagher in the event of any retroactive disallowance of IRC Section 29 tax credits. At March 31, 2008, Gallagher has exposure on $198.0 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $53.4 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. There can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims made basis through various dates up to December 31, 2009. Gallagher also has a maximum after-tax indemnification exposure of $289.6 million at March 31, 2008 to the purchasers of certain Syn/Coal facilities, if it was found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements.

Through December 31, 2007, IRC Section 29 had a phase-out provision that was triggered when the “Market Wellhead Price” of domestic crude oil reached certain “Phase-out Prices,” as determined by the IRS. The IRC Section 29 phase-out for 2007 was 67% (33% for 2006).

During 2007, Gallagher had an arrangement with an unaffiliated third party which constituted call spreads on oil futures that created financial hedges which were designed to generate gains to Gallagher in the event of certain levels of increased oil prices. These hedges were not intended to be “perfect hedges” for accounting purposes, but were intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains were designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29-related tax credits. In January 2007, Gallagher made an up-front payment of $2.7 million to enter into a financial hedge, which was marked to market value each period throughout 2007 as part of the Financial Services and Corporate Segment operating results. In first quarter 2007, a $4.0 million gain was recognized by Gallagher as a result of the market valuation as of March 31, 2007. In November 2007, Gallagher sold this oil price derivative for $17.2 million and realized a gain of $14.5 million in fourth quarter 2007.

In connection with its Headwaters licensing agreement, Gallagher recorded a $0.2 million credit and $6.5 million of expense in the first quarters of 2008 and 2007, respectively, which were included in investment expenses of the Financial Services and Corporate Segment. The 2008 credit was a result of adjusting royalty expense accrued in 2007 for the actual phase-out percentage published by the IRS in 2008.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities.

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at seven full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the Environmental Protection Agency’s (EPA) Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod. The second half ($5.5 million) of the option, which was to expire on December 31, 2007, has been extended to June 30, 2008. The direct and indirect interests are accounted for using equity method accounting. In addition, Gallagher, through another wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.9 million. Gallagher also has additional funding commitments of approximately $0.5 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest Technologies LLC (C-Quest). C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Preliminary laboratory testing of C-Quest’s technologies has been completed yielding promising results. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s options to acquire the additional 22% direct interest in C-Quest and C-Quest International are exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Real Estate and Venture Capital Investments - At March 31, 2008, Gallagher had investments in three real estate ventures with a net carrying value of $0.4 million in the aggregate, the largest of which was $0.3 million. In addition, at March 31, 2008, Gallagher had ownership interests in twenty-one completed and certified low income housing developments with zero carrying value. Gallagher also had investments in four venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $6.4 million, the largest of which was $5.4 million. Eleven of the twenty-eight investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At March 31, 2008, total assets and total debt of these eleven investments were approximately $64.0 million and $66.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was $0.3 million at March 31, 2008, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an ownership interest in excess of 50% in one IRC Section 29-related Syn/Coal facility, which is consolidated into Gallagher’s consolidated financial statements (two facilities were consolidated as of March 31, 2007). This investment represents Gallagher’s 99% equity interest in an IRC Section 29-related Syn/Coal facility. The other investment originated when Gallagher purchased a 98% equity interest in a Syn/Coal production facility in 2004 that had previously been operated by Gallagher through a facility rental agreement. The purchase was made with an $11.1 million seller financed note payable that was non-recourse to Gallagher. Under the terms of the acquisition agreement, no further principal and interest payments are anticipated to be made due to the 2007 IRC Section 29 tax credit phase-out. On May 17, 2007, the manager of the facility exercised its right to reduce Gallagher’s equity interest to 12%, which necessitated deconsolidating this facility. With the expiration of IRC Section 29 at December 31, 2007, Gallagher will liquidate and dissolve its ownership interests in these operations in 2008.

Impairment Reviews - Gallagher has a management investment committee that meets four to six times per year to review its investments. For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or if the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that the decline in fair value is other-than-temporary, and therefore that an impairment is required, the impairment is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporate quantitative data and qualitative criteria, including the receipt of new information that can dramatically change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Due to the inherent risk of investments, Gallagher cannot give assurance that there will not be impairments in the future should economic and other conditions change.

4. Business Combinations

During the three-month period ended March 31, 2008, Gallagher acquired substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payable
	(000s)
Crist Elliott Machette Insurance Services, Inc. (CEM) January 1, 2008	82	$1.1	$7.4	$—	$1.0	$9.5	$2.0
Petty Burton Associates, Inc. January 1, 2008	—	—	1.8	—	0.2	2.0	0.5
Yanni Partners, Inc. (YPI) January 31, 2008	—	—	7.6	—	0.5	8.1	3.4
The Commonwealth Consulting Group, Inc. February 1, 2008	9	0.1	4.1	—	0.1	4.3	1.4
Doeren Mayhew Risk Management, LLC (DMR) February 1, 2008	—	—	5.2	—	—	5.2	—
Leicht General Agency (LGA) February 1, 2008	20	—	10.3	—	1.2	11.5	2.5
The Splinter Group, Inc. February 1, 2008	19	—	1.4	—	0.5	1.9	1.1
Taylor Benefits February 1, 2008	35	0.6	4.1	—	0.2	4.9	3.1
Bankers Financial Benefits March 1, 2008	—	—	2.4	—	0.1	2.5	1.1
Healthcare Risk Solutions, LLC (HRS) March 1, 2008	115	2.0	7.3	—	0.7	10.0	3.5
Providium Consulting Group, LLC (PCG) March 1, 2008	—	—	13.5	—	0.5	14.0	8.0

	280	$3.8	$65.1	$—	$5.0	$73.9	$26.6

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because they are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2008 related to acquisitions made by Gallagher in the period from 2004 to 2008 was $158.1 million.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	CEM	YPI	DMR	LGA	HRS	PCG	Five Other Acquisitions	Total
Current assets	$7.0	$0.8	$—	$3.7	$0.2	$0.2	$1.2	$13.1
Fixed assets	0.1	0.2	—	—	—	0.2	—	0.5
Goodwill	4.5	2.4	2.1	5.8	4.2	3.4	4.9	27.3
Expiration lists	4.7	5.2	3.0	5.2	5.5	10.3	10.3	44.2
Non-compete agreements	0.1	0.1	0.1	0.2	0.1	0.2	0.1	0.9

Total assets acquired	16.4	8.7	5.2	14.9	10.0	14.3	16.5	86.0

Current liabilities	6.9	0.6	—	3.4	—	—	0.9	11.8
Noncurrent liabilities	—	—	—	—	—	0.3	—	0.3

Total liabilities assumed	6.9	0.6	—	3.4	—	0.3	0.9	12.1

Total net assets acquired	$9.5	$8.1	$5.2	$11.5	$10.0	$14.0	$15.6	$73.9

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $27.3 million, $44.2 million and $0.9 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of ten to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2008 and 2007 related to continuing operations. See Note 5 to the consolidated financial statements for a discussion on discontinued operations. All of the $44.2 million of expiration lists and $0.9 million of non-compete agreements related to the 2008 acquisitions are expected to be deductible for income tax purposes. Accordingly, Gallagher did not record a deferred tax liability or a corresponding amount of goodwill in 2008 related to nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2008, Gallagher paid $4.1 million in cash and accrued $1.5 million in liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2008 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2007 (in millions, except per share data):

	Three-month period ended March 31,
	2008	2007
Total revenues	$379.1	$385.0
Earnings from continuing operations	16.5	22.4
Basic earnings from continuing operations per share	.18	.23
Diluted earnings from continuing operations per share	.18	.22

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2007, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired in 2008 totaled approximately $31.0 million.

5. Discontinued Operations

In fourth quarter 2007, Gallagher undertook a strategic review of certain of its operations and made a determination to exit its global reinsurance operations and its wholesale brokerage operation in Ireland. In January 2008, Gallagher announced plans to sell these operations. Accordingly, in the accompanying consolidated statement of earnings, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In Gallagher’s previously reported financial information, the operating results for these discontinued operations were included in the Brokerage Segment.

In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its on-going reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In addition, Gallagher is continuing its efforts to sell the small wholesale brokerage operation in Ireland during 2008.

In first quarter 2008, Gallagher recorded the following related to its discontinued operations (in millions):

Gain on Disposal of Operations
Cash proceeds from sale	$31.8
Estimated additional sale proceeds to be received	6.3
Book value of net assets sold, principally goodwill and other intangible assets	(19.8)
Severance and other compensation costs	(5.9)

Gain on disposal of operations	12.4

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	(13.0)
Severance and other compensation costs	(13.9)
Accrual of service obligations costs for accounts not sold	(4.9)
Write-off of fixed assets and lease costs	(3.5)
Other	4.2

Loss from discontinued operations before income taxes	(31.1)
Provision for income taxes	3.6

Loss from discontinued operations	$(22.3)

Throughout 2008, Gallagher will adjust its estimate of the sales proceeds to be received and will also record approximately $15.0 million in related lease termination costs in third or fourth quarter 2008 when it winds down the leased facilities of the reinsurance brokerage operations. In addition, at March 31, 2008, Gallagher had restricted cash, receivables and payables in its consolidated balance sheet related to obligations to provide future claims handling and certain administrative services for client accounts not sold in these transactions and to other former reinsurance clients. Gallagher also had a claims handling obligation liability accrued at March 31, 2008 in the accompanying consolidated balance sheet that is based on the estimated costs to provide future services to these reinsurance clients. This liability is based on estimates and assumptions using historical data to project future experience. Gallagher is currently evaluating alternatives with respect to how these obligations will be handled in the future, which includes the potential sale of this run-off obligation to an independent party.

Total revenues reclassified to discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month periods ended March 31, 2008 and 2007 were $8.5 million and $13.2 million, respectively.

The assets and liabilities included in the accompanying March 31, 2008 and December 31, 2007 consolidated balance sheets related to these discontinued operations were as follows (in millions):

	March 31, 2008	December 31, 2007
Restricted cash	$51.4	$39.5
Premiums and fees receivables	495.5	587.2
Other current assets	1.2	3.2
Fixed assets - net	2.2	2.8
Other noncurrent assets	9.6	5.8
Goodwill -net	—	25.8
Amortizable intangible assets - net	—	4.3

Total assets	$559.9	$668.6

Premiums payable to insurance and reinsurance companies	$540.2	$622.2
Other current liabilities	8.8	2.5
Noncurrent liabilities	14.5	9.7

Total liabilities	$563.5	$634.4

6. Credit and Other Debt Agreements

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated (Note Purchase Agreement), with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Notes), in a private placement. In connection with entering into the Note Purchase Agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at March 31, 2008. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The Notes are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s unsecured multicurrency credit agreement. The Note Purchase Agreement and related Notes were amended and restated on December 19, 2007, primarily to provide for several of Gallagher’s wholly-owned domestic subsidiaries to become co-obligors to the Notes.

Credit Agreement - On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement, as amended and restated (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial LOCs and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

The Credit Agreement provides that Gallagher may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars shall be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on LOCs in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on LOCs in currencies other than U.S. dollars under the Credit Agreement are based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of .400%, ..500%, .600% or .800%, depending on the financial leverage ratio maintained by Gallagher. Interest rates on swing loans are based, at the election of Gallagher, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .100%, .125%, .150% or .200% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio maintained by Gallagher. In connection with entering into the Credit Agreement, Gallagher incurred approximately $1.4 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2008. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. The Credit Agreement was amended and restated on December 19, 2007, primarily to provide for several of Gallagher’s wholly-owned domestic subsidiaries to become co-obligors under the Credit Agreement.

At March 31, 2008, $16.9 million of LOCs (for which Gallagher had $9.7 million of liabilities recorded at March 31, 2008) were outstanding under the Credit Agreement. There were $56.0 million of borrowings outstanding under the revolving credit commitment at March 31, 2008. Accordingly, as of March 31, 2008, $377.1 million remained available for potential borrowings, of which $108.1 million may be in the form of additional LOCs. The weighted average interest rate on $56.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 3.26%.

The following is a summary of Gallagher’s corporate and investment related debt (in millions):

	March 31, 2008	December 31, 2007
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires 2010	56.0	—

	$456.0	$400.0

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2008	2007
Earnings continuing operations	$16.3	$21.3
Loss from discontinued operations	(22.3)	(1.5)

Net earnings (loss)	$(6.0)	$19.8

Weighted average number of common shares outstanding	92.3	98.9
Dilutive effect of stock options using the treasury stock method	0.6	1.2

Weighted average number of common and common equivalent shares outstanding	92.9	100.1

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.21
Loss from discontinued operations	(0.25)	(0.01)

Net earnings (loss)	$(0.07)	$0.20

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.21
Loss from discontinued operations	(0.25)	(0.01)

Net earnings (loss)	$(0.07)	$0.20

Options to purchase 11.4 million and 6.8 million shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

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

Gallagher grants both incentive and nonqualified stock options to officers and key employees of Gallagher and its subsidiaries. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the nonqualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement (if the retirement eligible age requirement is met). On March 5, 2008, the Compensation Committee granted 653,000 options to officers and key employees of Gallagher that become exercisable at the rate of 20% per year on the anniversary date of the grant. Options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met). Stock options granted after May 15, 2007 no longer provide for accelerated vesting upon retirement.

In addition, Gallagher has a non-employee directors’ stock option plan, whereby in 2007 and prior years, Discretionary Options were granted at the direction of the Compensation Committee and Retainer Options were granted in lieu of the directors’ annual retainer. Discretionary Options are exercisable at such rates as shall be determined by the Compensation Committee on the date of grant. Retainer Options are cumulatively exercisable at the rate of 25% of the total Retainer Option at the end of each full fiscal quarter following the date of grant. Options granted under the non-employee directors’ plan contain provisions where the vesting of the stock options accelerates to 100% on the termination of the director. At March 31, 2008, 1.9 million shares were authorized to be granted under this plan.

Gallagher also has an incentive stock option plan for its officers and key employees resident in the U.K. The U.K. plan is essentially the same as Gallagher’s domestic employee stock option plans, with certain modifications to comply with U.K. law and to provide potentially more favorable tax treatment for grantees resident in the U.K.

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher, as defined in the plan documents.

During the three-month periods ended March 31, 2008 and 2007, Gallagher recognized $1.9 million and $2.2 million, respectively, of compensation expense related to its stock option grants.

For purposes of expense recognition in 2008 and 2007, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected dividend yield	4.0%	4.0%
Expected risk-free interest rate	2.7%	4.6%
Volatility	25.7%	25.7%
Expected life (in years)	5.0	6.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2008 and 2007, as determined on the grant date using the Black-Scholes option valuation model, was $3.91 and $5.77, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2008 (in millions, except exercise price and years data):

	Three-month period ended March 31,
	Shares Under Option	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	14.7	$25.36
Granted	0.7	23.76
Exercised	(0.3)	14.39
Forfeited or canceled	(0.3)	27.24

Ending balance	14.8	$25.47	5.44	$16.6

Exercisable at end of period	8.1	$24.56	4.41	$15.0

Ending vested and expected to vest	14.6	$25.45	5.42	$16.5

Options with respect to 3.8 million shares were available for grant at March 31, 2008.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2008 and 2007 amounted to $2.9 million and $3.6 million, respectively. As of March 31, 2008, there was approximately $44.3 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at March 31, 2008 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $22.70	3.1	2.77	$18.35	2.4	$17.43
23.72 - 24.90	2.7	6.20	24.54	1.2	24.73
24.99 - 27.17	2.6	4.46	26.48	1.8	26.47
27.21 - 28.00	2.5	7.35	27.31	0.9	27.32
28.18 - 29.42	2.8	6.94	29.23	1.0	29.37
29.45 - 36.94	1.1	5.29	32.17	0.8	32.28

$ 1.11 - $36.94	14.8	5.44	$25.47	8.1	$24.56

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2008 and 2007, $0.7 million and $0.6 million, respectively, was charged to compensation expense related to this plan. At March 31, 2008 and December 31, 2007, $13.2 million (related to 739,000 shares) and $13.9 million (related to 780,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at March 31, 2008 and December 31, 2007 was $17.5 million and $18.9 million, respectively.

In first quarters 2008 and 2007, the Compensation Committee approved $5.0 million and $4.7 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed (or to be contributed for the 2008 awards) to the rabbi trust in second quarter 2008 and 2007, respectively. The fair value of the funded cash award assets at March 31, 2008 was $3.8 million and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month period ended March 31, 2008, $0.4 million was charged to compensation expense related to these awards.

During 2008, cash and equity awards with an aggregate fair value of $1.3 million were vested and distributed to employees under this plan.

10. Restricted Stock and Cash Awards

Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and certain other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee determines each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms are included in an award agreement between Gallagher and the recipient of the award. At March 31, 2008, 2.5 million shares were available for grant under this plan.

In first quarter 2008 and 2007, Gallagher granted 202,000 and 70,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $4.8 million and $2.0 million, respectively, at the date of grant.

The 2008 and 2007 restricted stock awards generally vest annually on a pro rata basis however, 177,000 shares granted in first quarter 2008 vest in full based on continued employment through March 5, 2012. The vesting periods of the 2008 and 2007 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2008	2007
Three years	25,000	25,000
Four years	177,000	—
Five years	—	45,000

Total shares granted	202,000	70,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Prior to June 30, 2006, the restricted stock awards granted by Gallagher typically contained provisions where participants will continue to vest in the awards through the vest dates if they leave Gallagher and have met the retirement eligible age requirement. Thus, the recognition of stock compensation expense related to these restricted stock awards will not follow the vesting schedules presented above. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2008 and 2007, $0.9 million and $0.8 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 through 2007. At March 31, 2008 and December 31, 2007, $5.4 million (related to 324,000 shares) and $5.6 million (related to 346,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at March 31, 2008 and 2007 was $11.8 million and $9.5 million, respectively.

Cash Awards

On May 15, 2007, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the date of grant pursuant to a Performance Unit Program. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal which was approved by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During the three-month period ended March 31, 2008, $0.8 million was charged to compensation expense related to this program.

On March 5, 2008, the Compensation Committee approved the future grant of provisional cash awards of $14.6 million in the aggregate to officers and key employees of Gallagher that are denominated in units (616,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the date of grant pursuant to the Performance Unit Program. Terms of the 2008 grants are similar to the terms discussed above for the 2007 grants however, the 2008 granted units will fully vest based on continuous employment through January 1, 2011.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock. Under the ESPP, eligible employees may purchase Gallagher common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). Gallagher recognizes compensation expense related to the common stock issued under the ESPP. Currently, there are 2.2 million shares of Gallagher’s common stock reserved for future issuance under the ESPP.

The 2008 and 2007 ESPP information is as follows (in millions, except per share and share data):

2008
Fair market value per share at date of purchase	$23.62
Purchase price per share	$20.08
Shares issued	164,000
Aggregate purchase price	$3.9
Stock compensation expense recognized	$0.6
2007
Fair market value per share at date of purchase	$28.33
Purchase price per share	$24.08
Shares issued	146,000
Aggregate purchase price	$3.5
Stock compensation expense recognized	$0.6

12. Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that prior to July 1, 2005 covered substantially all domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. Gallagher accounts for the defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and related pronouncements. In 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2008	2007
Service cost	$0.1	$—
Interest cost on benefit obligation	2.8	2.5
Expected return on plan assets	(3.9)	(3.7)

Net periodic benefit earnings	$(1.0)	$(1.2)

In 2008, Gallagher does not anticipate making any contributions to the pension plan. This expected level of funding is based on the plan being frozen and overfunded at March 31, 2008. In addition, no minimum contribution is required to be made to the plan by Gallagher under the IRC. During the three-month periods ended March 31, 2008 and 2007, Gallagher did not make any contributions to the plan.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations as well as commitments. See Notes 3 and 6 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, investment related borrowings, operating leases and purchase commitments at March 31, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	56.0	—	—	—	—	—	56.0

Total debt obligations	56.0	—	—	—	—	400.0	456.0
Operating lease obligations	48.8	57.6	50.5	43.2	32.1	47.2	279.4
Less sublease arrangements	(1.4)	(1.5)	(1.6)	(1.6)	(1.4)	(0.3)	(7.8)
Outstanding purchase obligations	5.7	2.0	0.6	0.6	0.4	—	9.3

Total contractual obligations	$109.1	$58.1	$49.5	$42.2	$31.1	$446.9	$736.9

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated on December 19, 2007, with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement. See Note 6 to the consolidated financial statements for a discussion of the terms of the Note Purchase Agreement.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At March 31, 2008, $16.9 million of LOCs (of which Gallagher had $9.7 million of liabilities recorded as of March 31, 2008) were outstanding under the Credit Agreement, some of which related to Gallagher’s investments as discussed in Note 3 to the consolidated financial statements. There were $56.0 million of borrowings outstanding under the Credit Agreement at March 31, 2008. Accordingly, as of March 31, 2008, $377.1 million remained available for potential borrowings, of which $108.1 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - Gallagher’s executive offices and certain subsidiary and branch facilities are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018.

Gallagher generally operates in leased premises at its other locations. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of March 31, 2008. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of March 31, 2008 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed

Off-Balance Sheet Commitments	2008	2009	2010	2011	2012	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.9	$16.9
Funding commitments	0.5	0.2	—	—	—	0.6	1.3

Total commitments	$0.5	$0.2	$—	$—	$—	$17.5	$18.2

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements of Gallagher. See Note 3 to the consolidated financial statements for a discussion of Gallagher’s outstanding LOCs and funding commitments related to its Financial Services and Corporate Segment and the Off-Balance Sheet Debt section below for a discussion of other LOCs. All of the LOCs represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher has acquired ninety-six companies, which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2008 acquisitions are disclosed in Note 4 to the consolidated financial statements. These earnout payables represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisition dates. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2008 was $158.1 million related to acquisitions made by Gallagher in the period from 2004 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at March 31, 2008 or December 31, 2007 that was recourse to Gallagher.

At March 31, 2008, Gallagher had posted a $4.4 million LOC related to the reclamation of a former coal production site, for which it had a recorded liability of $4.4 million. At March 31, 2008, Gallagher had posted two LOCs totaling $6.8 million in the aggregate related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $5.3 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At March 31, 2008, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is engaged in various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher was joined as a defendant in a purported class action, originally filed in August 2004, in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc. (OptiCare) against various large insurance brokerage firms and commercial insurers (OptiCare Health Systems Inc. v. Marsh & McLennan Companies, Inc., et al., Case No. 04 CV 06954 (DC)). The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” Since fourth quarter 2004, similar purported class actions have been filed alleging claims similar to those alleged by the plaintiff in the OptiCare litigation and such cases have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On October 3, 2007, the U.S. District Court for the District of New Jersey entered orders dismissing, with prejudice, the Federal antitrust and RICO claims and dismissing, without prejudice, the state claims made in the MDL amended complaints. On October 10, 2007, the plaintiffs filed a notice of appeal to these orders.

On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal has been filed challenging the final approval of the MDL Settlement. Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007.

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

Contingent Commissions and Other Industry Developments - The insurance industry continues to be subject to scrutiny by various regulatory bodies, including State Attorneys General and departments of insurance, with respect to certain contingent commission arrangements (generally known as contingent commission or placement service agreements) between insurance brokers and insurance carriers.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of March 31, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its MDL settlement obligation.

On or before December 31, 2005, Gallagher undertook certain changes to its business practices, including an agreement not to accept any contingent compensation from an insurer in connection with any retail insurance policy covering U.S. clients or risks, except as provided in the AVC. In addition, the AVC provides that Gallagher may not take or receive any material compensation or consideration from an insurer, except as provided in the AVC. As permitted under the AVC, Gallagher has continued to accept contingent compensation in connection with its international operations and certain non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the date of each such acquisition.

Gallagher Bassett Services, Inc., a third party administrator and a wholly-owned subsidiary of Gallagher, has received subpoenas from the Offices of the Attorney General of the States of New York, Connecticut and Illinois. The subpoenas request information in connection with separate investigations being conducted by each state and none of the subpoenas relates to Gallagher's brokerage operations. Gallagher is fully cooperating with these investigations.

Gallagher continues to be the subject of state investigations concerning various historical business practices in the insurance industry and is fully cooperating with these investigations.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. However, insuring 100% of potential claims is not cost effective. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2008 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.0 million and below the upper end of the most recently determined actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services and Corporate.

The Brokerage Segment comprises two operating divisions: Retail Insurance Brokerage and Wholesale Insurance Brokerage. The Brokerage Segment generates revenues through commissions paid by insurance underwriters and through fees charged to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks.

The Risk Management Segment provides claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are generally generated on a negotiated per-claim or per-service fee basis.

The Financial Services and Corporate Segment manages Gallagher’s interest in tax-advantaged and clean-energy investments as well as its equity ownership position in an alternative investment fund manager that has ownership interests in private investment management firms. This segment also holds all of Gallagher’s debt.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. Gallagher allocates the provision for income taxes to the Brokerage and Risk Management Segments as if those segments were preparing income tax provisions on a separate company basis. As a result, the provision for income taxes for the Financial Services and Corporate Segment reflects the entire benefit to Gallagher of the IRC Section 29-related credits because that is the segment which produced the credits. Reported operating results by segment would change if different methods were applied.

Financial information relating to Gallagher’s segments for 2008 and 2007 is as follows (in millions):

	Three-month period ended March 31,
	2008	2007
Brokerage
Total revenues	$258.0	$232.8

Earnings from continuing operations before income taxes	$19.5	$17.8

Identifiable assets at March 31, 2008 and 2007	$2,500.8	$2,530.6

Risk Management
Total revenues	$116.2	$106.8

Earnings from continuing operations before income taxes	$13.8	$16.7

Identifiable assets at March 31, 2008 and 2007	$345.1	$308.8

Financial Services and Corporate
Total revenues	$1.6	$35.4

Loss from continuing operations before income taxes	$(6.4)	$(10.7)

Identifiable assets at March 31, 2008 and 2007	$495.0	$552.3

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2008 and the related consolidated statement of earnings for the three-month periods ended March 31, 2008 and 2007, and the consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 1, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 28, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in thirteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 88% of revenues domestically, with the remaining 12% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed 69%, 31% and less than 1%, respectively, to revenues during the three-month period ended March 31, 2008. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged and other investments.

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

As markets harden, there historically has been resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for nearly 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well. While increased use of these alternative markets by the insureds historically has reduced commission revenue to Gallagher, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Following a period of market hardening between 2001 and 2003, beginning in 2004 and continuing into 2008, the P/C insurance market has been relatively soft in most lines and in most geographic areas, notwithstanding an abnormally high level of hurricane activity and other natural disasters in 2005 and 2006. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell sharply again during the first quarter of 2008. The average premium decline for all commercial accounts, regardless of size, was 13.5% for first quarter, continuing the double digit decline of the prior four quarters. The CIAB represents the leading domestic and international insurance brokers who write approximately 80% of the commercial P/C premiums in the U.S.

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

Contingent Commissions and Other Industry Developments

The insurance industry continues to be subject to scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states with respect to contingent compensation arrangements (generally known as contingent commission or placement service arrangements) and other matters. The Attorney General of the State of New York (the New York AG) issued subpoenas to various insurance brokerage firms and Carriers beginning in April 2004. The investigation by the New York AG led, among other things, to its filing a complaint against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. Following these allegations, Marsh announced that it would permanently eliminate the practice of receiving any form of contingent compensation from Carriers, and shortly thereafter, two other large insurance brokerage firms, Willis Group and Aon Corporation, made similar announcements regarding the discontinuation and unwinding of contingent commission arrangements.

The Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) commenced an investigation of Gallagher in November 2004 and issued subpoenas to Gallagher concerning certain of its business practices. On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the IL State Agencies to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. As of March 31, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its MDL settlement obligation (see MDL discussion below).

In addition, under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC, except as described below. On October 26, 2004, Gallagher announced that it would not enter into any new volume-based or profit-based contingent commissions agreements as a retail broker effective January 1, 2005. However, as permitted under the AVC, Gallagher has continued to accept contingent compensation in connection with its international operations and certain non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to three years from the date of each such acquisition. Gallagher’s contingent commissions for the three-month periods ended March 31, 2008 and 2007 were $11.5 million and $5.3 million, respectively. The contingent commissions recognized in 2008 and 2007 by Gallagher relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the three-month periods ended March 31, 2008 and 2007 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $4.0 million and $0.8 million, respectively.

In addition, the departments of insurance for various states have proposed new regulations and other state insurance departments have indicated they will propose new regulations that address contingent commission arrangements, including prohibitions involving payments by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds.

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

Critical Accounting Policies

Gallagher’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007 for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Fair Value of Investments

For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors that may indicate that an impairment could exist include, among others, defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that the decline in fair value is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporate quantitative data and qualitative criteria, including the receipt of new information, that can dramatically change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Due to the inherent risk of investments, Gallagher cannot give assurance that there will not be impairments in the future should economic and other conditions change.

Intangible Assets

Intangible assets represent the excess of cost over the fair value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the Consolidated Balance Sheet.

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2008 and 2007 related to continuing operations. See Note 5 to the Consolidated Financial Statements for a discussion on discontinued operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Business Combinations and Dispositions

See Notes 4 and 5 to the Consolidated Financial Statements for a discussion of business combinations and dispositions by Gallagher in 2008.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues. These commission revenues are excluded from organic revenues in order to determine the revenue growth that is associated with the revenue sources that will be continuing in 2008 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides the following ratios with respect to its operating results: pretax profit margin before the impact of pretax retail contingent commission related matters, compensation expense ratio and operating expense ratio. Pretax profit margin before the impact of pretax retail contingent commission related matters represents pretax earnings (loss) from continuing operations before the impact of pretax retail contingent commission related matters divided by total revenues, excluding retail contingent commissions. The compensation expense ratio is derived by dividing compensation expense by total revenues, excluding retail contingent commissions. The operating expense ratio is derived by dividing operating expense by total revenues, excluding retail contingent commissions.

Brokerage

The Brokerage Segment accounted for 69% of Gallagher’s revenue during the three-month period ended March 31, 2008. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based upon a percentage of the premium paid by insureds and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission received by the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except workforce data):

	Three-month period ended March 31,		Percent Change
	2008	2007
Commissions	$206.3	$188.7	9%
Fees	45.4	38.0	19%
Investment income and other	6.3	6.1	3%

Total revenues	258.0	232.8	11%

Compensation	167.1	151.7	10%
Operating	58.7	52.6	12%
Depreciation	3.9	3.7	5%
Amortization	8.8	7.0	26%

Total expenses	238.5	215.0	11%

Earnings from continuing operations before income taxes	19.5	17.8	10%
Provision for income taxes	7.6	7.1	7%

Earnings from continuing operations	$11.9	$10.7	11%

Growth - revenues excluding retail contingent commissions	11%	12%
Organic growth in commissions and fees	1%	3%
Compensation expense ratio	65%	65%
Operating expense ratio	23%	23%
Pretax profit margin excluding retail contingent commissions related matters	8%	8%
Effective tax rate	39%	40%
Workforce at end of period (includes acquisitions)	5,277	4,867
Identifiable assets at March 31	$2,500.8	$2,530.6

In fourth quarter 2007, Gallagher undertook a strategic review of certain of its operations and made a determination to exist its global reinsurance operations and its wholesale brokerage operation in Ireland. In January 2008, Gallagher announced plans to sell these operations. Accordingly, in the table above, the revenues and expenses of these operations, for all periods presented, have been reclassified from continuing operations to discontinued operations and have not been included herein. In Gallagher’s previously reported financial information, the reinsurance and Irish wholesale brokerage operating results were included in the Brokerage Segment.

In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In addition, Gallagher is continuing its efforts to sell the small wholesale brokerage operation in Ireland during 2008.

The increase in commissions and fees for the three-month period ended March 31, 2008 compared to the same period in 2007, was primarily due to revenues associated with acquisitions that were made in the last twelve months ($17.5 million) and organic growth from existing operations. Also contributing to the increase in commissions and fees in 2008 was new business production of $19.4 million, which was offset by renewal rate decreases and lost business of $18.1 million. The organic growth in commission and fee revenues for the three-month periods ended March 31, 2008 and 2007 was 1% and 3%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $29.0 million in 2008 and $24.1 million in 2007. Commissions increased 9% and fees increased 19% in the three-month period ended March 31, 2008 compared to the same period in 2007. Fees are growing faster than commissions primarily as a result of transparency with Gallagher’s clients, a focus on building a more stable revenue stream and an increase in revenues from large clients, which are typically fee-based.

Investment income and other, which primarily represents interest income earned on cash and restricted funds, increased slightly in 2008 compared to 2007, primarily due to an increase in one-time gains related to sales of small books of business between 2008 ($1.7 million) and 2007 ($1.2 million).

The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($15.4 million in the aggregate). The increase in employee headcount in 2008 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The increase in operating expenses in 2008 compared to 2007 was due primarily to increases in rent expense ($2.1 million), travel and entertainment expenses ($1.5 million) and the unfavorable impact of foreign currency translation ($0.8 million) in 2008. Also contributing to the increase in operating expenses in 2008 were expenses associated with the acquisitions ($5.7 million) completed in the last twelve months.

Depreciation expense was relatively unchanged in 2008 compared to 2007. Increases in depreciation expense in 2008 associated with the acquisitions completed in the last twelve months were offset by year over year timing differences of depreciation related to purchases of furniture, equipment and leasehold improvements related to office expansions and moves.

The increase in amortization in 2008 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Brokerage Segment’s effective tax rates for the three-month periods ended March 31, 2008 and 2007 were 39.0% and 40.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on the overall effective income tax rate in 2008 compared to 2007.

Risk Management

The Risk Management Segment accounted for 31% of Gallagher’s revenue during the three-month period ended March 31, 2008. It provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This segment’s revenues for risk management services are substantially in the form of fees. These fees are generally negotiated in advance on a per-claim or per-service basis depending upon the type and estimated volume of the services to be performed. Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except workforce data):

	Three-month period ended March 31,		Percent Change
	2008	2007
Fees	$115.1	$105.9	9%
Investment income	1.1	0.9	22%

Total revenues	116.2	106.8	9%

Compensation	70.1	62.2	13%
Operating	29.2	25.0	17%
Depreciation	3.0	2.8	7%
Amortization	0.1	0.1	0%

Total expenses	102.4	90.1	14%

Earnings from continuing operations before income taxes	13.8	16.7	(17%)
Provision for income taxes	5.3	6.8	(22%)

Earnings from continuing operations	$8.5	$9.9	(14%)

Growth - revenues	9%	9%
Organic growth in fees	9%	9%
Compensation expense ratio	60%	58%
Operating expense ratio	25%	23%
Pretax profit margin	12%	16%
Effective tax rate	39%	41%
Workforce at end of period (includes acquisitions)	3,848	3,622
Identifiable assets at March 31	$345.1	$308.8

The increase in fees for the three-month period ended March 31, 2008 compared to the same period in 2007 was due primarily to new business production of $11.4 million, which was offset by lost business and renewal rate decreases of $2.2 million. The organic growth in fee revenues for the three-month periods ended March 31, 2008 and 2007 was 9%. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations. Thus, there is no material difference between GAAP revenues and organic revenues for the Risk Management Segment.

Investment income, which primarily represents interest income earned on Gallagher’s cash and cash equivalents, was relatively unchanged in 2008 compared to 2007.

The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees and salary increases ($5.5 million in the aggregate), employee benefit costs ($1.1 million) and by the unfavorable impact of foreign currency translation ($1.3 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to anticipated new business.

The increase in operating expenses in 2008 compared to 2007 was primarily due to increases in professional fees ($1.2 million), rent expense ($0.8 million), office expenses ($0.6 million), business insurance ($0.5 million) and travel and entertainment costs ($0.5 million).

The slight increase in depreciation expense in 2008 compared to 2007 was due primarily to purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense was relatively unchanged in 2008 compared to 2007. Historically, the Risk Management Segment has made few acquisitions, and no material acquisitions were made by this Segment for the three-month period ended March 31, 2008.

The Risk Management Segment’s effective tax rates for the three-month periods ended March 31, 2008 and 2007 were 39.0% and 41.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on changes in the overall effective income tax rate in 2008 compared to 2007.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged and clean-energy investments as well as its equity ownership position in an alternative investment fund manager that has ownership interests in private investment management firms. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. Gallagher has been winding down its financial services activities since 2003, and management expects to continue to divest most of the remaining investments in 2008. The Financial Services and Corporate Segment also includes interest on Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, and borrowings made under Gallagher’s unsecured multicurrency credit agreement. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of March 31, 2008 and December 31, 2007 and a detailed discussion on the nature of the investments held. Financial information relating to Gallagher’s Financial and Corporate Services Segment is as follows (in millions):

	Three-month period ended March 31,
	2008	2007
Investment income (loss):
Asset Alliance Corporation (AAC)	$—	$(2.1)
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	2.1	14.6
Consolidated facilities	—	18.3
Other alternative energy investments	(0.3)	—
Real estate and venture capital investments	(0.2)	0.5

Total investment income	1.6	31.3
Investment gains	—	4.1

Total revenues	1.6	35.4

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	(0.9)	7.2
Consolidated facilities	(0.4)	33.2
Compensation, professional fees and other	2.8	4.0

Total investment expenses	1.5	44.4
Interest	6.5	0.6
Depreciation	—	1.1

Total expenses	8.0	46.1

Loss from continuing operations before income taxes	(6.4)	(10.7)
Benefit for income taxes	(2.3)	(11.4)

Earnings (loss) from continuing operations	$(4.1)	$0.7

Identifiable assets at March 31	$495.0	$552.3

Investment income from AAC is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the dividend income on its preferred stock investments as it is earned. The AAC related income was substantially favorable in 2008 compared to the loss in 2007 primarily due to Gallagher’s equity basis portion of AAC losses in 2007, which included an impairment write-down for one of its investment managers.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from unconsolidated facilities and income from consolidated facilities. Income from the unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operated IRC Section 29-related Syn/Coal facilities. Income from the consolidated facilities relates to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities (only one facility was consolidated as of May 17, 2007) that were held by Gallagher to generate IRC Section 29-related Syn/Coal tax credits. The decrease in income from these investments in 2008 was due to the expiration of IRC Section 29 related tax credits as of December 31, 2007. The 2008 amounts represent the adjustment from the 2007 amounts recorded based on the estimated 2007 phase-out compared to the phase-out based on the actual factor published by the IRS on April 1, 2008.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. The decrease in income from other alternative energy investments in 2008 compared to 2007 is primarily due to losses related to the entity that operates the Biogas projects and the pipeline.

Income from real estate and venture capital investments primarily relates to Gallagher’s portion of the earnings of these entities that are accounted for using equity method accounting and, for 2007, changes in the market value of public company stock. The reduction in income in 2008 is primarily ($0.5 million) related to Gallagher’s equity portion of the reduction in gains related to the largest venture capital fund.

There were no investment gains in 2008. Investment gains in the three-month period ended March 31, 2007 consisted primarily of a $4.0 million unrealized gain in the market value of the oil price derivative.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, and include expenses related to the Headwaters Incorporated (Headwaters) royalty. The decreases in investment expenses related to the unconsolidated and consolidated facilities in 2008 compared to 2007 were due to the expiration of IRC Section 29 related tax credits as of December 31, 2007. The 2008 amounts represent the adjustment from the 2007 amounts recorded based on the estimated 2007 phase-out compared to the phase-out based on the actual factor published by the IRS on April 1, 2008.

The decrease in investment expenses related to compensation, professional fees and other expenses was substantially due to a decrease in incentive compensation ($1.4 million).

The increase in interest expense in 2008 compared to 2007 was primarily due to the interest ($6.4 million) related to Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, partially offset by a reduction in interest incurred on borrowings made under Gallagher’s unsecured multicurrency credit agreement ($0.3 million).

The decrease in depreciation expense in 2008 compared to 2007 was primarily due to the sale of an airplane leasing company ($0.2 million) and the deconsolidation of the Syn/Coal facility in 2007 ($0.9 million).

The overall effective tax rate for Gallagher reflects the impact of tax credits generated by investments in limited partnerships that operated alternative energy projects (IRC Section 29) and low income housing, which are partially offset by state and foreign taxes. Gallagher’s consolidated effective tax rate for the three-month period ended March 31, 2008 was 39.4%, compared to its consolidated effective tax rate of 10.5% for the three-month period ended March 31, 2007. The effective tax rate in 2007 was substantially lower than the statutory tax rate due to the impact of the IRC Section 29-related tax credits.

The law that provided for IRC Section 29 tax credits expired on December 31, 2007. Gallagher’s consolidated effective tax rate in 2008 will likely be approximately 39.0% to 41.0%. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future.

Gallagher is an investor in two privately-owned clean energy related ventures:

Chem-Mod LLC (Chem-Mod) and C-Quest Technologies LLC (C-Quest). Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. As reported by Chem-Mod in a press release dated February 8, 2006, Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Substantial testing of The Chem-Mod™ Solution has been completed both in a laboratory environment and at seven full-scale commercial power plants, all yielding positive test results. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Chem-Mod has indicated publicly that it believes The Chem-Mod™ Solution is a more cost-effective technology for reducing emissions in a manner consistent with the Environmental Protection Agency’s Clean Air Mercury Rules than other technologies currently in the marketplace. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod. The second half ($5.5 million) of the option, which was to expire on December 31, 2007, has been extended to June 30, 2008. The direct and indirect interests are accounted for using equity method accounting. In addition, Gallagher, through another wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Currently, Gallagher’s carrying value with respect to its Chem-Mod Interests is approximately $0.9 million. Gallagher also has additional funding commitments of approximately $0.5 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to C-Quest, another clean energy venture formed by the founders of Chem-Mod. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Preliminary laboratory testing of C-Quest’s technologies has been completed yielding promising results. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s options to acquire the additional 22% direct interest in C-Quest and C-Quest International are exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Cash Flows From Operating Activities

Gallagher’s primary source for meeting its cash requirements historically has depended upon Gallagher’s ability to generate positive cash flows from its operating activities. However, to fund acquisitions made in the three-month period ended March 31, 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash used by operating activities was $63.4 million and $41.2 million for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in cash used by operating activities in 2008 compared to 2007 was primarily due to interest paid on the $400.0 million of notes issued under the Note Purchase Agreement and an increase in income taxes paid. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses.

Net cash outflows related to charges incurred for litigation and retail contingent commission related matters had a negative impact on Gallagher’s net cash provided by operating activities in 2007. Gallagher anticipates that any contingent commission matters in 2008 will be funded by net cash flows from operating activities. If net cash flows from operating activities do not provide the necessary cash flow to cover the contingent commission matters, then Gallagher may use borrowings under its Credit Agreement to meet its short-term cash flow needs.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from operations, adjusted for noncash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium movement. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s Consolidated Balance Sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity.

Cash Flows From Financing Activities

At March 31, 2008, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $185.2 million. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. There were $56.0 million of borrowings outstanding under the Credit Agreement at March 31, 2008. Due to outstanding letters of credit and borrowings, $377.1 million remained available for potential borrowings under the Credit Agreement at March 31, 2008.

On August 3, 2007, Gallagher entered into a Note Purchase Agreement with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement (collectively the Notes). See Note 6 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. In the three-month period ended March 31, 2008, Gallagher borrowed and repaid $70.0 million and $14.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions and earn-out payments related to acquisitions completed prior to 2008. In the three-month period ended March 31, 2007, Gallagher borrowed $117.0 million under the Credit Agreement. Principal uses of the 2007 borrowings under the Credit Agreement were to fund acquisitions and earn-out payments related to acquisitions completed prior to 2007 and stock repurchases. Borrowings outstanding under the Credit Agreement in 2007 were fully repaid in third quarter 2007 using proceeds from the Note Purchase Agreement. The remaining net proceeds from the Note Purchase Agreement were principally used for acquisitions and stock repurchases.

The Note Purchase Agreement and the Credit Agreement contain various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2008.

Dividends - In the three-month period ended March 31, 2008, Gallagher declared $29.8 million in cash dividends on its common stock, or $.32 per common share. Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings and its anticipated cash needs. On April 15, 2008, Gallagher paid a first quarter dividend of $.32 per common share to shareholders of record at March 31, 2008, a 3.2% increase over the first quarter dividend per share in 2007. If each quarterly dividend declared in 2008 is $.32 per common share, this increase in the dividend will result in an annualized increase in the net cash used by financing activities in 2008 of approximately $3.7 million.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher did not repurchase shares during the three-month period ended March 31, 2008 and repurchased 0.5 million shares at a cost of $15.5 million during the three-month period ended March 31, 2007. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2008, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2008 represent 26,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2008 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2007 also include 7,000 shares (at a cost of $0.2 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2007 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the three-month periods ended March 31, 2008 and 2007 were $7.4 million and $7.6 million, respectively. Gallagher has four stock option plans for directors, officers and key employees of Gallagher and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan which allows Gallagher’s employees to purchase its common stock at 85% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $8.2 million and $9.9 million for the three-month periods ended March 31, 2008 and 2007, respectively. In 2008, Gallagher expects total expenditures for capital improvements to be approximately $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $68.9 million and $79.5 million in the three-month periods ended March 31, 2008 and 2007, respectively. Gallagher completed eleven acquisitions and seven acquisitions in the three-month periods ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31, 2008, Gallagher paid $4.1 million in cash and accrued $1.5 million in liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million. During the three-month period ended March 31, 2007, Gallagher issued 18,000 shares of its common stock, paid $5.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2007 and recorded additional goodwill of $4.4 million.

Dispositions - During the three-month period ended March 31, 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008.

During the three-month periods ended March 31, 2008 and 2007, Gallagher sold several small books of business and recognized one-time gains of $1.7 million and $1.2 million, respectively, which approximated the cash proceeds received related to these transactions.

Prior to January 25, 2007, Gallagher owned 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. On December 22, 2006, Gallagher agreed to sell its 90% interest in the airplane leasing company and recognized a $2.7 million pretax loss in the Financial Services and Corporate Segment in its 2006 Consolidated Financial Statements. On January 25, 2007, the transaction closed and Gallagher received cash of $40.7 million and extinguished related debt of $27.9 million.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3, 6 and 13 to the March 31, 2008 Consolidated Financial Statements for additional discussion of these obligations and commitments. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the March 31, 2008 Consolidated Financial Statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in information provided to the Securities and Exchange Commission, press releases, its website or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

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

lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance market continues to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; Gallagher’s revenues and net earnings will continue to be subject to the impact of the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed IRC Section 29-related Syn/Coal tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2008 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2008 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2008.

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

At March 31 2008, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at March 31, 2008 was $407.5 million due to their long-term duration and fixed interest rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at March 31, 2008 and the resulting fair values would be $26.9 million higher than their carrying value.

At March 31, 2008, Gallagher had $56.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2008 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2008 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $2.5 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where possible, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month period ended March 31, 2008.

Item 4. Controls and Procedures

As of March 31, 2008, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of March 31, 2008.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies, Financial Guarantees and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2008	—	$—	—	10,000
February 1 to February 29, 2008	—	—	—	10,000
March 1 to March 31, 2008	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of March 31, 2008, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares of Gallagher’s common stock. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2008) - adopted March 5, 2008.

10.44	Asset Purchase Agreement for the Acquisition of Certain Assets of Gallagher Re, Inc. by Aon Re, Inc., dated as of February 22, 2008.

10.45	Agreement for the Sale and Purchase of Certain Assets of the UK Reinsurance Business of Arthur J. Gallagher (UK) Limited, dated as of February 22, 2008, among Arthur J. Gallagher (UK) Limited and Aon Limited and Arthur J. Gallagher & Co.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 28, 2008	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2008

Exhibit Index

10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2008) - adopted March 5, 2008.

10.44	Asset Purchase Agreement for the Acquisition of Certain Assets of Gallagher Re, Inc. by Aon Re, Inc., dated as of February 22, 2008.

10.45	Agreement for the Sale and Purchase of Certain Assets of the UK Reinsurance Business of Arthur J. Gallagher (UK) Limited., dated as of February 22, 2008, among Arthur J. Gallagher (UK) Limited and Aon Limited and Arthur J. Gallagher & Co.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.