Form 10-Q
period 2008-09-30
GALLAGHER ARTHUR J & CO
filed 2008-10-30
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2008 was 95,000,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Commissions	$244.9	$228.9	$697.2	$645.7
Fees	177.8	163.0	510.8	473.4
Investment income (loss):
Brokerage and Risk Management	10.3	8.4	26.6	23.2
Financial Services and Corporate	(2.3)	8.1	1.0	67.6
Investment gains (losses)	(2.5)	2.3	(2.7)	3.4

Total revenues	428.2	410.7	1,232.9	1,213.3

Compensation	250.0	228.7	733.4	671.2
Operating	99.9	86.0	273.0	248.1
Investment expenses	3.6	10.1	7.8	91.5
Interest	7.1	5.6	20.9	9.4
Depreciation	8.0	6.8	22.8	21.6
Amortization	10.2	7.1	29.4	21.3

Total expenses	378.8	344.3	1,087.3	1,063.1

Earnings from continuing operations before income taxes	49.4	66.4	145.6	150.2
Provision for income taxes	7.7	14.0	45.9	30.7

Earnings from continuing operations	41.7	52.4	99.7	119.5

Discontinued operations:
Loss on discontinued operations before income taxes	(3.6)	(1.0)	(36.3)	(6.1)
Gain on disposal of operations	(0.2)	—	12.2	—
Provision (benefit) for income taxes	0.1	(0.4)	3.0	(2.0)

Loss from discontinued operations	(3.9)	(0.6)	(27.1)	(4.1)

Net earnings	$37.8	$51.8	$72.6	$115.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.56	$1.07	$1.23
Loss from discontinued operations	(0.04)	(0.01)	(0.29)	(0.04)

Net earnings	$0.40	$0.55	$0.78	$1.19

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.54	$1.07	$1.22
Loss from discontinued operations	(0.04)	—	(0.29)	(0.04)

Net earnings	$0.40	$0.54	$0.78	$1.18

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents	$249.6	$255.9
Restricted cash	588.4	601.4
Investments - current	5.1	7.5
Premiums and fees receivable	784.0	1,303.7
Other current assets	116.7	107.3

Total current assets	1,743.8	2,275.8
Investments - noncurrent	22.6	26.3
Fixed assets - net	87.5	87.9
Deferred income taxes	275.0	292.6
Other noncurrent assets	122.9	118.0
Goodwill - net	527.8	440.6
Amortizable intangible assets - net	417.6	315.6

Total assets	$3,197.2	$3,556.8

Premiums payable to insurance and reinsurance companies	$1,377.5	$1,874.0
Accrued compensation and other accrued liabilities	250.1	281.3
Unearned fees	45.8	44.1
Other current liabilities	26.6	32.8
Corporate related borrowings - current	118.0	—

Total current liabilities	1,818.0	2,232.2
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	204.2	209.1

Total liabilities	2,422.2	2,841.3

Stockholders’ equity:
Common stock - issued and outstanding 95.0 shares in 2008 and 92.0 shares in 2007	95.0	92.0
Capital in excess of par value	194.6	120.2
Retained earnings	478.4	495.9
Accumulated other comprehensive earnings	7.0	7.4

Total stockholders’ equity	775.0	715.5

Total liabilities and stockholders’ equity	$3,197.2	$3,556.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended September 30,
	2008	2007
Cash flows from operating activities:
Earnings from continuing operations	$99.7	$119.5
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net (gain) loss on investments and other	2.7	(3.4)
Depreciation and amortization	52.2	42.9
Amortization of deferred compensation and restricted stock	5.2	5.3
Stock-based compensation expense	8.4	9.6
Net change in restricted cash	3.8	(16.5)
Net change in premiums receivable	88.1	196.9
Net change in premiums payable	(66.3)	(165.6)
Net change in other current assets	(15.2)	4.7
Net change in accrued compensation and other accrued liabilities	(45.8)	(15.3)
Net change in fees receivable/unearned fees	10.6	(10.9)
Net change in income taxes payable	3.4	(1.8)
Net change in deferred income taxes	16.7	(9.5)
Net change in other noncurrent assets and liabilities	(21.4)	(5.3)

Net cash provided by operating activities of continuing operations	142.1	150.6
Loss from discontinued operations	(27.1)	(4.1)
Depreciation and amortization from discontinued operations	13.6	2.6
Other noncash items related to discontinued operations	4.6	—
Net gain on disposal of discontinued operations	(12.2)	—

Net cash provided by operating activities	121.0	149.1

Cash flows from investing activities:
Net additions to fixed assets	(25.0)	(26.0)
Cash paid for acquisitions, net of cash acquired	(196.9)	(116.1)
Proceeds from sales of discontinued operations	31.8	—
Proceeds from sale of consolidated operation	—	0.7
Net proceeds from investment transactions	8.3	0.2

Net cash used by investing activities	(181.8)	(141.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	20.7	19.4
Tax benefit from issuance of common stock	5.1	3.4
Repurchases of common stock	(1.2)	(194.1)
Dividends paid	(88.1)	(89.7)
Borrowings on line of credit facilities	187.0	283.9
Repayments on line of credit facilities	(69.0)	(283.9)
Borrowings of corporate related long-term debt	—	400.0
Repayments of investment related long-term debt	—	(3.5)

Net cash provided by financing activities	54.5	135.5

Net (decrease) increase in cash and cash equivalents	(6.3)	143.4
Cash and cash equivalents at beginning of period	255.9	208.0

Cash and cash equivalents at end of period	$249.6	$351.4

Supplemental disclosures of cash flow information:
Interest paid	$26.9	$5.2
Income taxes paid	34.2	36.8

See notes to consolidated financial statements.

Notes to September 30, 2008 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged, clean energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fourteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

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

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date, when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Gallagher is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements and notes thereto.

3. Investments

The following is a summary of Gallagher’s investments and the related outstanding letters of credit (LOCs) and funding commitments (in millions):

	September 30, 2008			December 31, 2007
	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments:

Investments in Asset Alliance
Corporation (AAC):
Common stock	$—	$7.3	$—	$—	$9.3
Preferred stock	—	0.2	—	5.3	0.3
Distribution receivable	3.1	—	—	—	—

Total AAC investments	3.1	7.5	—	5.3	9.6

Alternative energy investments:
IRC Section 29 Syn/Coal production net receivables	2.0	—	—	1.6	—
Equity interest in biomass projects and pipeline	—	8.9	—	0.3	8.8
Clean energy related ventures	—	—	0.5	0.1	0.8

Total alternative energy investments	2.0	8.9	0.5	2.0	9.6

Real estate and venture capital investments	—	6.2	1.3	0.2	7.1

Total investments	$5.1	$22.6	$1.8	$7.5	$26.3

Asset Alliance Corporation - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC, an investment management company that owns up to a two-thirds interest in nine private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which portfolios totaled approximately $3.2 billion at September 30, 2008. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for the common stock portion of its holdings in AAC’s common stock using equity method accounting and accounts for the dividend income on its preferred stock investments as it is earned.

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

On January 15, 2008, AAC redeemed $2.3 million of Gallagher’s AAC preferred stock investment. AAC was contractually obligated to repurchase substantially all of the remaining balance of Gallagher’s preferred stock investment in AAC by January 25, 2009. In lieu thereof, effective June 30, 2008, Gallagher and AAC entered into an agreement whereby AAC assigned a portion of its rights to the remaining proceeds in the fund formerly managed by Beacon Hill that will be released as a result of the settlement discussed above. The assignment gives Gallagher first priority to 60% of the distributions from the fund until the balance due to Gallagher from the redemption of Gallagher’s AAC preferred stock is collected in full. The distribution receivable, which is guaranteed by AAC, is expected to be paid to Gallagher by the end of 2008.

Alternative Energy Investments - Gallagher made investments in partnerships formed to develop energy that qualified for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which owned and leased equipment that processed qualified fuel under IRC Section 29. Gallagher has an interest in five IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generated tax benefits to Gallagher in the form of both tax deductions for operating losses and tax credits. At September 30, 2008, one of the IRC Section 29-related Syn/Coal limited partnerships was consolidated into Gallagher’s financial statements due to Gallagher’s percentage ownership in the partnership. The remainder of these investments were carried at amortized cost. Gallagher recognized the tax credits as a component of the provision for income taxes as they were allocated by the partnerships.

The law that provided for IRC Section 29-related tax credits expired on December 31, 2007. Effective December 31, 2007, all of the IRC Section 29-related Syn/Coal facilities were idled and the production of synthetic coal was stopped. Gallagher has been winding down its IRC Section 29 Syn/Coal partnerships since December 31, 2007 and management intends to liquidate these remaining investments by the end of 2008.

Four of the Biomass projects have been determined to be variable interest entities (VIEs), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) but are not required to be consolidated. Gallagher is a limited partner in each investment. The investments were entered into by Gallagher between 1991 and 1998. At September 30, 2008, total assets and total debt of these investments were approximately $5.0 million and $3.0 million, respectively. Gallagher’s maximum exposure to a potential loss from these VIEs was zero at September 30, 2008, which equaled the net aggregate carrying value of its investments.

IRC Section 29 Syn/Coal Production Net Receivables represent the net uncollected installment sale proceeds as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that have been either partially or completely sold to third parties.

In connection with the sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and for the Syn/Coal partnerships, also obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). At September 30, 2008, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $224.7 million at September 30, 2008 to the purchasers of certain Syn/Coal facilities, if it were to be found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements. At September 30, 2008, with respect to the Syn/Coal partnerships, Gallagher had exposure on $179.9 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $39.5 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. There can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims-made basis through various dates up to December 31, 2009. Gallagher has not recorded any liability in its September 30, 2008 consolidated balance sheet for these potential indemnification obligations. See IRC Section 29-related Syn/Coal Matters below for a discussion of the potential exposures related to Syn/Coal at September 30, 2008.

IRC Section 29-related Syn/Coal Matters - Any future tax audits of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an ownership interest, or future administrative or judicial decisions, could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal tax credits on Gallagher’s tax returns, or cause Gallagher to be subject to liability under indemnification obligations related to prior sales of interests in partnerships claiming IRC Section 29-related Syn/Coal tax credits.

Through December 31, 2007, IRC Section 29 had a phase-out provision that was triggered when the “Market Wellhead Price” of domestic crude oil reached certain “Phase-out Prices,” as determined by the IRS. The IRC Section 29 phase-out percentage for 2007 was 67% (33% for 2006).

During 2007, Gallagher had an arrangement with an unaffiliated third party which constituted call spreads on oil futures that created financial hedges designed to generate gains to Gallagher in the event of certain levels of increased oil prices. These hedges were not intended to be “perfect hedges” for accounting purposes, but were intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains were designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29-related tax credits. In January 2007, Gallagher made an up-front payment of $2.7 million to enter into these financial hedges, which were marked to market value each period throughout 2007 as part of the Financial Services and Corporate Segment operating results. In the nine-month period ended September 30, 2007, a $4.6 million gain was recognized by Gallagher as a result of the market valuation of the financial hedges as of September 30, 2007. In November 2007, Gallagher sold this oil price derivative for $17.2 million and realized a gain of $14.5 million in fourth quarter 2007.

In connection with its Headwaters licensing agreement, Gallagher recorded a $0.2 million credit and $10.9 million of expense in the nine-month periods ended September 30, 2008 and 2007, respectively, which were included in investment expenses of the Financial Services and Corporate Segment. The 2008 credit was the result of adjusting royalty expense accrued in 2007 for the actual phase-out percentage published by the IRS in April 2008.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities:

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod. On May 23, 2008, Gallagher exercised a portion of its option for $250,000 to acquire an additional indirect ownership of 0.7% from existing owners of Chem-Mod. On August 18, 2008, Gallagher exercised the remaining portion of its option for $5.3 million to acquire an additional indirect ownership of 15.3% from existing owners of Chem-Mod and now holds a 42% direct and indirect interest in Chem-Mod. Effective August 18, 2008, Gallagher’s ownership interests in Chem-Mod are consolidated into Gallagher’s consolidated financial statements (see Consolidated Investments below). Prior to August 18, 2008, these direct and indirect interests in Chem-Mod were accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Gallagher also has additional funding commitments of approximately $0.5 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Real Estate and Venture Capital Investments - At September 30, 2008, Gallagher had ownership interests in twenty-one completed and certified low income housing developments with zero carrying value. Gallagher also had investments in three venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $6.2 million, the largest of which was $5.1 million. Eleven of the twenty-four investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At September 30, 2008, total assets and total debt of these eleven investments were approximately $64.0 million and $66.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at September 30, 2008, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher has an equity ownership interest of 99% in one IRC Section 29-related Syn/Coal facility, which is consolidated into Gallagher’s consolidated financial statements. Following the expiration of IRC Section 29 on December 31, 2007, Gallagher intends to liquidate and dissolve its ownership interest in this operation by the end of 2008.

At September 30, 2008, Gallagher owned, directly and indirectly, 42% of Chem-Mod. This investment has been determined to be a variable interest entity. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements under FIN 46 rules during third quarter 2008. At September 30, 2008, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.3 million.

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

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations, which requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or if the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines that the decline in fair value is other-than-temporary, and therefore that an impairment is required, the impairment is recorded as a realized loss against current period earnings.

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

4. Business Combinations

During the nine-month period ended September 30, 2008, Gallagher acquired substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payable
	(000s)
Crist Elliott Machette Insurance Services, Inc. January 1, 2008	82	$1.1	$7.4	$—	$1.0	$9.5	$2.0
Petty Burton Associates, Inc. January 1, 2008	—	—	1.8	—	0.2	2.0	0.5
Yanni Partners, Inc. January 31, 2008	—	—	7.6	—	0.5	8.1	3.4
The Commonwealth Consulting Group, Inc. February 1, 2008	9	0.1	4.1	—	0.1	4.3	1.4
Doeren Mayhew Risk Management, LLC February 1, 2008	—	—	5.2	—	—	5.2	—
Leicht General Agency (LGA) February 1, 2008	20	—	10.3	—	1.2	11.5	2.5
The Splinter Group, Inc. February 1, 2008	19	—	1.4	—	0.5	1.9	1.1
Taylor Benefits February 1, 2008	35	0.6	4.1	—	0.2	4.9	3.1
Bankers Financial Benefits March 1, 2008	—	—	2.4	—	0.1	2.5	1.1
Healthcare Risk Solutions, LLC March 1, 2008	115	2.0	7.3	—	0.7	10.0	3.5
Providium Consulting Group, LLC (PCG) March 1, 2008	—	—	13.5	—	0.5	14.0	8.0
Life Insurance Strategies April 1, 2008	—	—	5.1	—	0.1	5.2	5.5
Reimbursement Services, Inc. (RSI) May 1, 2008	204	4.0	31.2	—	1.0	36.2	17.6
Specialty Risk, Inc. May 1, 2008	—	—	2.2	—	0.2	2.4	2.0
The Lance Group Employee Benefits Specialist, LLC June 1, 2008	—	—	2.5	—	0.5	3.0	2.9
Voluntary Benefits Solutions, LLC June 1, 2008	—	—	7.1	—	0.5	7.6	11.4
Gale Smith & Company, Inc. July 1, 2008	262	5.9	—	—	0.7	6.6	3.5
WM. W. George & Associates Inc. (WGA) August 1, 2008	327	7.9	11.9	—	0.7	20.5	5.5

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payable
	(000s)
California Insurance Center, Inc. (CIC) September 1, 2008	360	$7.6	$29.3	$—	$1.9	$38.8	$9.0
Summit Insurance Group, Inc. (SIG) September 1, 2008	—	—	11.5	—	0.4	11.9	19.0
Oxygen Insurance Managers, Ltd (OIM) September 15, 2008	—	—	11.4	—	—	11.4	13.5
Seven other acquisitions completed in 2008	94	2.2	9.1	0.9	0.5	12.7	3.0

	1,527	$31.4	$186.4	$0.9	$11.5	$230.2	$119.5

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2008 was $242.9 million related to acquisitions made by Gallagher during the period from 2004 to 2008.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	LGA	PCG	RSI	WGA	CIC	SIG	OIM	Twenty One Other Acquisitions	Total
Current assets	$3.7	$0.2	$0.5	$2.6	$9.8	$1.0	$1.8	$13.5	$33.1
Fixed assets	—	0.2	0.4	—	0.3	—	—	0.5	1.4
Goodwill	5.8	3.4	10.2	9.3	18.0	3.2	1.8	30.0	81.7
Expiration lists	5.2	10.3	25.0	10.5	19.2	8.5	9.4	54.4	142.5
Non-compete agreements	0.2	0.2	0.4	0.2	0.3	0.1	0.7	0.9	3.0

Total assets acquired	14.9	14.3	36.5	22.6	47.6	12.8	13.7	99.3	261.7

Current liabilities	3.4	—	0.3	2.1	8.8	0.9	0.2	13.4	29.1
Noncurrent liabilities	—	0.3	—	—	—	—	2.1	—	2.4

Total liabilities assumed	3.4	0.3	0.3	2.1	8.8	0.9	2.3	13.4	31.5

Total net assets acquired	$11.5	$14.0	$36.2	$20.5	$38.8	$11.9	$11.4	$85.9	$230.2

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $81.7 million, $142.5 million and $3.0 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of five to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2008 and 2007 related to continuing operations. See Note 5 to the consolidated financial statements for a discussion on discontinued operations. Of the $142.5 million of expiration lists and $3.0 million of non-compete agreements related to the 2008 acquisitions, $14.1 million and $0.8 million are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $4.8 million, and a corresponding amount of goodwill, in 2008 related to the nondeductible amortizable intangible assets. This amount has not been included in the above table.

During the nine-month period ended September 30, 2008, Gallagher issued 18,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $6.5 million. During the nine-month period ended September 30, 2007, Gallagher issued 322,000 shares of its common stock, paid $12.8 million in cash and accrued $9.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2007 and recorded additional goodwill of $25.0 million.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2008 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2007 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Total revenues	$433.2	$434.5	$1,273.3	$1,291.8
Earnings from continuing operations	41.8	52.9	102.4	125.7
Basic earnings from continuing operations per share	0.44	0.56	1.09	1.28
Diluted earnings from continuing operations per share	0.44	0.54	1.08	1.26

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2007, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the nine-month period ended September 30, 2008 totaled approximately $99.0 million.

5. Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operation. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its on-going reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In third quarter 2008, Gallagher abandoned its efforts to sell its small Irish wholesale brokerage operation and ceased those operations.

In the accompanying consolidated statement of earnings, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In Gallagher’s previously reported financial information, the operating results for these discontinued operations were included in the Brokerage Segment.

For the nine-month period ended September 30, 2008, Gallagher recorded the following related to its discontinued operations (in millions):

Gain on Disposal of Operations
Cash proceeds from sale	$31.8
Estimated additional sale proceeds to be received	6.3
Book value of net assets sold, principally goodwill and other intangible assets	(20.0)
Severance and other compensation costs	(5.9)

Gain on disposal of operations	12.2

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	(13.0)
Severance and other compensation costs	(14.3)
Accrual of service obligations costs for accounts not sold	(4.9)
Write-off of fixed assets and lease costs	(4.5)
Other	0.4

Loss from discontinued operations before income taxes	(36.3)
Provision for income taxes	3.0

Loss from discontinued operations	$(27.1)

In third quarter 2008, Gallagher recorded $1.0 million in lease termination and other real estate costs related to its reinsurance brokerage operations. Gallagher expects to record approximately $8.0 million in additional lease termination costs in fourth quarter 2008 when it winds down the leased facilities of its reinsurance brokerage operations. In addition, at September 30, 2008, Gallagher had restricted cash, receivables and payables recorded in its consolidated balance sheet related to obligations to provide future claims handling and certain administrative services for client accounts not sold in these transactions and to other reinsurance clients. Gallagher also had a claims handling obligation liability accrued at September 30, 2008 in the accompanying consolidated balance sheet that is based on the estimated costs to provide future services to these former reinsurance clients. This liability is based on estimates and assumptions using historical data to project future experience. Gallagher is currently evaluating alternatives with respect to how these obligations will be handled in the future, which includes the potential sale of this run-off obligation to an independent party.

Total revenues reclassified to discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month periods ended September 30, 2008 and 2007 were $0.3 million and $13.4 million, respectively. Total revenues reclassified to discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the nine-month periods ended September 30, 2008 and 2007 were $9.7 million and $39.8 million, respectively.

The assets and liabilities included in the accompanying September 30, 2008 and December 31, 2007 consolidated balance sheets related to these discontinued operations were as follows (in millions):

	September 30, 2008	December 31, 2007
Restricted cash	$20.9	$39.5
Premiums and fees receivables	165.9	587.2
Other current assets	—	3.2
Fixed assets - net	1.3	2.8
Other noncurrent assets	5.2	5.8
Goodwill - net	—	25.8
Amortizable intangible assets - net	—	4.3

Total assets	$193.3	$668.6

Premiums payable to insurance and reinsurance companies	$180.6	$622.2
Other current liabilities	1.5	2.5
Noncurrent liabilities	14.3	9.7

Total liabilities	$196.4	$634.4

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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at September 30, 2008. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

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

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2008. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At September 30, 2008, $12.6 million of LOCs (for which Gallagher had $5.6 million of liabilities recorded at September 30, 2008) were outstanding under the Credit Agreement. There were $118.0 million of borrowings outstanding under the revolving credit commitment at September 30, 2008. Accordingly, as of September 30, 2008, $319.4 million remained available for potential borrowings, of which $112.4 million may be in the form of additional LOCs. The weighted average interest rate on $118.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 3.54%. The interest rate at October 27, 2008 for a sixty day borrowing was 3.87%.

The following is a summary of Gallagher’s corporate debt (in millions):

	September 30, 2008	December 31, 2007
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires 2010	118.0	—

	$518.0	$400.0

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Earnings from continuing operations	$41.7	$52.4	$99.7	$119.5
Loss from discontinued operations	(3.9)	(0.6)	(27.1)	(4.1)

Net earnings	$37.8	$51.8	$72.6	$115.4

Weighted average number of common shares outstanding	94.1	94.5	93.2	96.9
Dilutive effect of stock options using the treasury stock method	0.5	1.3	0.4	1.3

Weighted average number of common and common equivalent shares outstanding	94.6	95.8	93.6	98.2

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.56	$1.07	$1.23
Loss from discontinued operations	(0.04)	(0.01)	(0.29)	(0.04)

Net earnings	$0.40	$0.55	$0.78	$1.19

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.54	$1.07	$1.22
Loss from discontinued operations	(0.04)	—	(0.29)	(0.04)

Net earnings	$0.40	$0.54	$0.78	$1.18

Options to purchase 10.7 million and 6.6 million shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 11.0 million and 6.7 million shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. In each case, these options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option Plans

Gallagher has four stock option-based employee compensation plans. In May 2008, all of these plans expired and thus Gallagher can no longer grant any new stock options under these plans. All remaining shares that were available for grant under these plans at the date of expiration (3.7 million shares) have expired.

Under the expired plans, Gallagher granted both incentive and nonqualified stock options to officers and key employees of Gallagher and its subsidiaries. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the nonqualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement (if the retirement eligible age requirement is met). On March 5, 2008, the Compensation Committee granted 653,000 options to officers and key employees of Gallagher that become exercisable at the rate of 20% per year on the anniversary date of the grant. On May 13, 2008, the Compensation Committee granted 265,000 options to officers and key employees of Gallagher that become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met). Stock options granted after May 15, 2007 do not provide for accelerated vesting upon retirement.

In addition to the employee plans discussed above, Gallagher has a non-employee directors’ stock option plan, under which, in 2007 and prior years, discretionary options were granted at the direction of the Compensation Committee and retainer options were granted in lieu of the directors’ annual retainer. Discretionary options are exercisable at such rates as shall be determined by the Compensation Committee on the date of grant. Retainer options are cumulatively exercisable at the rate of 25% of the total retainer option at the end of each full fiscal quarter following the date of grant. Options granted under the non-employee directors’ plan contain provisions where the vesting of the stock options accelerates to 100% on the termination of the director.

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher, as defined in the plan documents.

During the three-month periods ended September 30, 2008 and 2007, Gallagher recognized $2.4 million and $3.0 million, respectively, of compensation expense related to its stock option grants. During the nine-month periods ended September 30, 2008 and 2007, Gallagher recognized $7.1 million and $8.2 million, respectively of compensation expense related to its stock option grants.

For purposes of expense recognition in 2008 and 2007, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected dividend yield	4.0%	4.0%
Expected risk-free interest rate	3.0%	4.4%
Volatility	25.7%	25.7%
Expected life (in years)	5.6	5.1

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2008 and 2007, as determined on the grant date using the Black-Scholes option valuation model, was $4.24 and $5.47, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2008 (in millions, except exercise price and years data):

	Nine-month period ended September 30, 2008
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	14.7	$25.36
Granted	0.9	24.43
Exercised	(1.1)	12.88
Forfeited or canceled	(0.7)	26.92

Ending balance	13.8	$26.18	5.27	$15.5

Exercisable at end of period	7.4	$25.87	4.37	$10.8

Ending vested and expected to vest	13.7	$26.17	5.25	$15.5

Options with respect to 0.3 million shares were available for grant under the non-employee directors’ stock option plan at September 30, 2008.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2008 and 2007 amounted to $13.5 million and $8.9 million, respectively. As of September 30, 2008, there was approximately $40.2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at September 30, 2008 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 22.70	2.4	2.84	$20.46	1.8	$20.09
23.72 - 24.90	2.6	5.78	24.55	1.1	24.77
24.99 - 27.03	2.3	4.34	26.32	1.5	26.31
27.06 - 27.25	2.4	6.72	27.23	1.0	27.21
27.35 - 29.42	3.0	6.51	29.08	1.2	29.16
29.45 - 36.94	1.1	4.79	32.16	0.8	32.26

$ 1.11 - $ 36.94	13.8	5.27	$26.18	7.4	$25.87

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2008 and 2007, $0.5 million and $0.6 million, respectively, were charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2008 and 2007, $1.6 million and $1.8 million, respectively, were charged to compensation expense related to this plan. At September 30, 2008 and December 31, 2007, $12.2 million (related to 713,000 shares) and $13.9 million (related to 780,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at September 30, 2008 and December 31, 2007 was $18.3 million and $18.9 million, respectively.

In first quarter 2008 and 2007, the Compensation Committee approved $5.0 million and $4.7 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2008 and 2007, respectively. The fair value of the funded cash award assets at September 30, 2008 was $7.3 million and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended September 30, 2008 and 2007, $0.3 million and $0.2 million, respectively, were charged to compensation expense related to these awards. During the nine-month periods ended September 30, 2008 and 2007, $1.1 million and $0.4 million, respectively, were charged to compensation expense related to these awards.

During 2008, cash and equity awards with an aggregate fair value of $1.9 million were vested and distributed to employees under this plan.

10. Restricted Stock and Cash Awards

Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and certain other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee determines each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. At September 30, 2008, 2.5 million shares were available for grant under this plan.

In first quarter 2008 and 2007, Gallagher granted 202,000 and 70,000 shares, respectively, of its common stock to employees related to awards under the restricted stock plan, with an aggregate fair value of $4.8 million and $2.0 million, respectively, at the date of grant. In second quarter 2008 and 2007, Gallagher granted 37,000 and 178,000 shares, respectively, of its common stock to employees related to awards under the restricted stock plan, with an aggregate fair value of $1.0 million and $5.1 million, respectively, at the date of grant. In third quarter 2008 and 2007, Gallagher granted 4,000 and 10,000 shares, respectively, of its common stock to employees related to awards under the restricted stock plan, with an aggregate fair value of $0.1 million and $0.3 million, respectively, at the date of grant.

The 2008 and 2007 restricted stock awards (restricted shares or related stock units) generally vest annually on a pro rata basis; however, 177,000 shares granted in first quarter 2008 and 116,000 shares granted in second quarter 2007 vest in full based on continued employment through March 5, 2012 and May 15, 2011, respectively. The vesting periods of the 2008 and 2007 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2008	2007
Three years	66,000	61,000
Four years	177,000	137,000
Five years	—	60,000

Total shares granted	243,000	258,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Prior to June 30, 2006, the restricted stock awards granted by Gallagher typically contained provisions where participants will continue to vest in the awards through the vesting dates if they leave Gallagher and have met the retirement eligible age requirement. Thus, the recognition of stock compensation expense related to these restricted stock awards will not follow the vesting schedules presented above. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2008 and 2007, $0.8 million and $1.0 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2008. During the nine-month periods ended September 30, 2008 and 2007, $3.6 million and $3.5 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2008. At September 30, 2008 and December 31, 2007, $4.6 million (related to 188,000 shares) and $5.6 million (related to 346,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at September 30, 2008 and 2007 was $4.8 million and $10.9 million, respectively.

Cash Awards

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal which was approved by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During the three-month period ended September 30, 2008, $0.8 million was charged to compensation expense related to this program. During the nine-month period ended September 30, 2008, $2.4 million was charged to compensation expense related to this program.

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

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Under the ESPP, eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). Gallagher recognizes compensation expense related to the common stock issued under the ESPP. Currently, 2.0 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The 2008 and 2007 quarterly ESPP information is as follows (in millions, except per share and share data):

	1st	2nd	3rd
2008
Fair market value per share at date of purchase	$23.62	$24.10	$24.38
Purchase price per share	$20.08	$20.49	$20.72
Shares issued	164,000	94,000	87,000
Aggregate purchase price	$3.3	$1.9	$1.8
Stock compensation expense recognized	$0.6	$0.3	$0.4
2007
Fair market value per share at date of purchase	$28.33	$27.88	$28.97
Purchase price per share	$24.08	$23.70	$23.97
Shares issued	146,000	90,000	79,000
Aggregate purchase price	$3.5	$2.1	$1.9
Stock compensation expense recognized	$0.6	$0.4	$0.4

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	2.8	2.7	8.4	8.0
Expected return on plan assets	(3.9)	(3.7)	(11.7)	(11.1)

Net periodic benefit earnings	$(1.0)	$(0.9)	$(3.0)	$(2.8)

Gallagher does not anticipate making any contributions to the pension plan in 2008. This expected level of funding is based on the plan being frozen at September 30, 2008. In addition, no minimum contribution is required to be made to the plan by Gallagher in 2008 under the IRC. During the nine-month periods ended September 30, 2008 and 2007, Gallagher did not make any contributions to the plan. However, Gallagher may be required to make contributions to the pension plan in future periods.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, investment related borrowings, operating leases and purchase commitments at September 30, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	118.0	—	—	—	—	—	118.0

Total debt obligations	118.0	—	—	—	—	400.0	518.0
Operating lease obligations	16.7	62.2	55.3	48.1	36.5	65.2	284.0
Less sublease arrangements	(0.5)	(1.8)	(1.9)	(1.9)	(1.6)	(0.8)	(8.5)
Outstanding purchase obligations	4.5	2.1	0.6	0.6	0.4	—	8.2

Total contractual obligations	$138.7	$62.5	$54.0	$46.8	$35.3	$464.4	$801.7

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

Credit Agreement - Gallagher has a $450.0 million Credit Agreement that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At September 30, 2008, $12.6 million of LOCs (for which Gallagher had $5.6 million of liabilities recorded as of September 30, 2008) were outstanding under the Credit Agreement, some of which related to Gallagher’s investments as discussed in Note 3 to the consolidated financial statements. There were $118.0 million of borrowings outstanding under the Credit Agreement at September 30, 2008. Accordingly, as of September 30, 2008, $319.4 million remained available for potential borrowings, of which $112.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of September 30, 2008. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of September 30, 2008 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2008	2009	2010	2011	2012	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$12.6	$12.6
Funding commitments	0.5	—	—	—	—	1.3	1.8

Total commitments	$0.5	$—	$—	$—	$—	$13.9	$14.4

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

Since January 1, 2002, Gallagher has acquired 113 companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2008 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2008 was $242.9 million related to acquisitions made by Gallagher during the period from 2004 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, whereby management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at September 30, 2008 or December 31, 2007 that was recourse to Gallagher.

At September 30, 2008, Gallagher had posted two LOCs totaling $6.8 million in the aggregate related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $5.6 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At September 30, 2008, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

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

On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal was filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled to be heard on April 20, 2009. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees.

Gallagher is the defendant in various other legal actions incident to the nature of its business. Gallagher believes it has meritorious defenses and intends to defend itself vigorously in all unresolved legal actions. In addition, Gallagher is the plaintiff in actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcome of these legal actions nor their potential effects upon Gallagher’s business, financial condition or results of operations can be determined at this time.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of September 30, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its obligation under the MDL settlement.

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

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $165.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2008 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.0 million and below the upper end of the most recently determined actuarial range by $6.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Income Taxes

Due to the resolution of Federal and state audits, the expiration of various statutes of limitation and various new tax positions taken, Gallagher’s gross unrecognized tax benefits balance decreased by $9.4 million in third quarter 2008.

15. Segment Information

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services and Corporate.

The Brokerage Segment is comprised of two operating divisions: Retail Insurance Brokerage and Wholesale Insurance Brokerage. The Brokerage Segment generates revenues through commissions paid by insurance underwriters and through fees charged to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks.

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

Financial information relating to Gallagher’s segments for 2008 and 2007 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Brokerage
Total revenues	$314.4	$290.0	$884.6	$817.4

Earnings from continuing operations before income taxes	$59.5	$56.4	$144.6	$136.0

Identifiable assets at September 30, 2008 and 2007			$2,349.4	$2,555.1

Risk Management
Total revenues	$118.6	$110.3	$350.0	$324.9

Earnings from continuing operations before income taxes	$11.1	$15.5	$37.1	$46.0

Identifiable assets at September 30, 2008 and 2007			$365.7	$328.1

Financial Services and Corporate
Total revenues	$(4.8)	$10.4	$(1.7)	$71.0

Loss from continuing operations before income taxes	$(21.2)	$(5.5)	$(36.1)	$(31.8)

Identifiable assets at September 30, 2008 and 2007			$482.1	$687.7

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2008 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of Gallagher’s management.

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

October 30, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fourteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 87% of its revenues from continuing operations domestically, with the remaining 13% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed 72%, 28% and less than 1%, respectively, to revenues from continuing operations during the nine-month period ended September 30, 2008. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged, clean energy and other investments.

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

As markets harden, there historically has been resistance among certain insureds, to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers of insurance to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for approximately 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well. While increased use of these alternative markets by the insureds historically has reduced commission revenue to Gallagher, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Beginning in 2004 and continuing into 2008, the P/C insurance market has been relatively soft in most lines and in most geographic areas, notwithstanding an abnormally high level of hurricane activity and other natural disasters. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell sharply during first and second quarters of 2008. The average premium decline for all commercial accounts, regardless of size, was 13.5% for first quarter and 12.9% for second quarter. A similar survey by the

CIAB indicated that commercial P/C rates fell again during third quarter 2008. The average premium decline for all commercial accounts, regardless of size, was 11.0% for third quarter, continuing the double-digit decline of the prior six quarters. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

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

The recent disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce our customers’ demand for our brokerage and risk management services and could negatively affect our results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages Gallagher offers its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher.

Contingent Commissions and Other Industry Developments

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of September 30, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its Multi-District Litigation settlement obligation (see discussion below).

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

Gallagher’s contingent commissions for the nine-month periods ended September 30, 2008 and 2007 were $23.7 million and $12.0 million, respectively. The contingent commissions recognized in 2008 and 2007 by Gallagher relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the nine-month periods ended September 30, 2008 and 2007 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $8.3 million and $3.4 million, respectively.

In addition, the departments of insurance for various states have proposed new regulations and other state insurance departments have indicated they will propose new regulations that address contingent commission arrangements, including prohibitions involving payments by Carriers in return for business and enhanced disclosure of contingent commission arrangements to insureds.

Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. A notice of appeal was filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled to be heard on April 20, 2009. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees.

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

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2008 and 2007 related to continuing operations. See Note 5 to the Consolidated Financial Statements for a discussion on discontinued operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

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

Brokerage

The Brokerage Segment accounted for 72% of Gallagher’s revenue from continuing operations during the nine-month period ended September 30, 2008. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

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

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2008	2007		2008	2007
Commissions	$244.9	$228.9	7%	$697.2	$645.7	8%
Fees	60.2	53.8	12%	164.0	151.3	8%
Investment income and other	9.3	7.3	27%	23.4	20.4	15%

Total revenues	314.4	290.0	8%	884.6	817.4	8%

Compensation	179.6	165.7	8%	522.5	483.7	8%
Operating	60.5	57.2	6%	175.2	165.6	6%
Depreciation	4.7	3.7	27%	13.3	11.2	19%
Amortization	10.1	7.0	44%	29.0	20.9	39%

Total expenses	254.9	233.6	9%	740.0	681.4	9%

Earnings from continuing operations before income taxes	59.5	56.4	6%	144.6	136.0	6%
Provision for income taxes	23.4	22.6	4%	57.4	54.1	6%

Earnings from continuing operations	$36.1	$33.8	7%	$87.2	$81.9	6%

Growth - revenues	8%	7%		8%	11%
Organic growth in commissions and fees	(2%)	0%		(1%)	3%
Compensation expense ratio	57%	57%		59%	59%
Operating expense ratio	19%	20%		20%	20%
Pretax profit margin	19%	19%		16%	17%
Effective tax rate	39%	40%		40%	40%
Workforce at end of period (includes acquisitions)				5,461	4,994
Identifiable assets at September 30				$2,349.4	$2,555.1

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operation. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its on-going reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In third quarter 2008, Gallagher abandoned its efforts to sell its small Irish wholesale brokerage operation and ceased those operations. See Note 5 to the Consolidated Financial Statements for a discussion of Gallagher’s discontinued operations.

In the table above, the revenues and expenses of these operations, for all periods presented, have been reclassified from continuing operations to discontinued operations and have not been included therein. In Gallagher’s previously reported financial information (prior to 2008), the reinsurance and Irish wholesale brokerage operating results were included in the Brokerage Segment.

The aggregate increase in commissions and fees for the three-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($23.7 million), partially offset by negative organic growth from existing operations. New business production in commission and fees was $38.3 million in 2008, which was offset by renewal rate decreases and lost business of $43.3 million. The organic growth in commission and fee revenues for the three-month periods ended September 30, 2008 and 2007 was -2% and 0%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $30.9 million in 2008 and $21.2 million in 2007. Commissions increased 7% and fees increased 12% in the three-month period ended

September 30, 2008 compared to the same period in 2007. The increase in commissions and fees for the nine-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($59.5 million). New business production in commission and fees was $111.3 million in 2008, which was offset by renewal rate decreases and lost business of $118.3 million. The organic growth in commission and fee revenues for the nine-month periods ended September 30, 2008 and 2007 was -1% and 3%, respectively. The following net commission and fee revenues were excluded in deriving the organic growth percentages: $83.2 million in 2008 and $69.7 million in 2007. Commissions increased 8% and fees increased 8% in the nine-month period ended September 30, 2008 compared to the same period in 2007.

Investment income and other primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business. The increase in investment income and other in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was primarily due to an increase in one-time gains related to sales of small books of business, which was partially offset by a decrease in interest income earned on cash and restricted funds. One-time gains related to sales of books of business for the three-month period ended September 30, 2008 were $5.7 million compared to $0.8 million for the same period in 2007. One-time gains related to sales of books of business for the nine-month period ended September 30, 2008 were $10.9 million compared to $2.9 million for the same period in 2007.

The increase in compensation expense for the three-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($13.9 million in the aggregate). The increase in compensation expense for the nine-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($38.8 million in the aggregate). The increase in employee headcount in 2008 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The increase in operating expenses for the three-month period ended September 30, 2008 was due primarily to increases in rent expense ($3.9 million), bad debt expense ($1.7 million), professional fees ($1.1 million), office expenses ($0.5 million), partially offset by a decrease in employee direct expenses ($3.8 million) and business insurance ($1.2 million). Also contributing to the increase in operating expenses in the three-month period ended September 30, 2008 were expenses associated with the acquisitions completed in the last twelve months. The increase in operating expenses for the nine-month period ended September 30, 2008 was due primarily to increases in rent expense ($6.3 million), professional fees ($2.9 million), bad debt expense ($2.1 million) and travel and entertainment expense ($1.0 million), partially offset by a decrease in employee direct expense ($2.5 million) and business insurance ($0.7 million). Also contributing to the increase in operating expenses in the nine-month period ended September 30, 2008 were expenses associated with the acquisitions completed in the last twelve months.

The increase in depreciation expense in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was due primarily to the acquisitions completed in the last twelve months.

The increase in amortization expense in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements).

The Brokerage Segment’s effective tax rates for the three-month periods ended September 30, 2008 and 2007 were 39.0% and 40.0%, respectively. Third quarter effective tax rate was lower than 2007 as a result of resolving certain income tax matters in third quarter 2008 related to prior years. The Brokerage Segment’s effective tax rates for the nine-month periods ended September 30, 2008 and 2007 were 40.0%. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on the overall effective income tax rate in 2008 compared to 2007.

Risk Management

The Risk Management Segment accounted for 28% of Gallagher’s revenue from continuing operations during the nine-month period ended September 30, 2008. It provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This segment’s revenues for risk management services are in the form of fees that are generally negotiated in advance on a per-claim or per-service basis depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2008	2007		2008	2007
Fees	$117.6	$109.2	8%	$346.8	$322.1	8%
Investment income	1.0	1.1	(9%)	3.2	2.8	14%

Total revenues	118.6	110.3	8%	350.0	324.9	8%

Compensation	70.4	63.0	12%	210.9	187.5	12%
Operating	33.8	28.8	17%	92.2	82.5	12%
Depreciation	3.2	2.9	10%	9.4	8.5	11%
Amortization	0.1	0.1	0%	0.4	0.4	0%

Total expenses	107.5	94.8	13%	312.9	278.9	12%

Earnings from continuing operations before income taxes	11.1	15.5	(28%)	37.1	46.0	(19%)
Provision for income taxes	4.1	6.0	(32%)	14.2	18.3	(22%)

Earnings from continuing operations	$7.0	$9.5	(26%)	$22.9	$27.7	(17%)

Growth - revenues	8%	4%		8%	8%
Organic growth in fees	8%	4%		8%	8%
Compensation expense ratio	59%	57%		60%	58%
Operating expense ratio	29%	26%		26%	25%
Pretax profit margin	9%	14%		11%	14%
Effective tax rate	37%	39%		38%	40%
Workforce at end of period (includes acquisitions)				3,903	3,764
Identifiable assets at September 30				$365.7	$328.1

The increase in fees for the three-month period ended September 30, 2008 compared to the same period in 2007 was due primarily to new business production and renewal rate increases of $13.6 million, which was partially offset by lost business of $5.2 million. The organic growth in fee revenues for the three-month periods ended September 30, 2008 and 2007 was 8% and 4%, respectively. The increase in fees for the nine-month period ended September 30, 2008 compared to the same period in 2007 was due primarily to new business production and renewal rate increases of $34.6 million, which was partially offset by lost business of $9.9 million. Also, included in fees was a $2.3 million increase in annual performance-based revenues in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007. The organic growth in fee revenues for both the nine-month periods ended September 30, 2008 and 2007 was 8%. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations. Thus, there is no material difference between GAAP revenues and organic revenues for the Risk Management Segment.

Investment income primarily represents interest income earned on Gallagher’s cash and cash equivalents. The increase in investment income in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily relates to investment income earned by the foreign operations. Investment income was relatively unchanged in the three-month period ended September 30, 2008 compared to the same period in 2007.

The increase in compensation expense for the three-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in the average number of employees and salary increases ($5.8 million in the aggregate), employee benefit costs ($1.4 million) and temporary help ($0.2 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to anticipated new business. The increase in compensation expense for the nine-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in the average number of employees and salary increases ($16.7 million in the aggregate), employee benefit costs ($2.7 million), temporary help ($1.3 million) and the unfavorable impact of foreign currency translation ($2.7 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to anticipated new business.

The increase in operating expenses for the three-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to the unfavorable impact of foreign currency translation ($3.0 million), increases in office expense ($0.8 million), professional fees ($0.7 million), business insurance ($0.7 million), rent expense ($0.2 million), partially offset by lower employee direct expense ($0.9 million), bad debt expense ($0.5 million) and travel costs ($0.3 million). The increase in operating expenses for the nine-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to increases in professional fees ($2.7 million), the unfavorable impact of foreign currency translation ($2.7 million), office expenses ($1.8 million) and rent expense ($1.4 million), partially offset by lower employee direct expense ($0.4 million).

The increase in depreciation expense in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was due primarily to purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense was relatively unchanged in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007. Historically, the Risk Management Segment has made few acquisitions, and no material acquisitions were made by this Segment for the nine-month period ended September 30, 2008.

The Risk Management Segment’s effective tax rates for the three-month periods ended September 30, 2008 and 2007 were 37.0% and 39.0%, respectively. Third quarter effective tax rate was lower than 2007 as a result of resolving certain income tax matters in third quarter 2008 related to prior years. The Risk Management Segment’s effective tax rates for the nine-month periods ended September 30, 2008 and 2007 were 38.0% and 40.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on changes in the overall effective income tax rate in 2008 compared to 2007.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged and clean-energy investments as well as its equity ownership position in an alternative investment fund manager that has ownership interests in private investment management firms. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. Gallagher has been winding down its financial services activities since 2003, and management intends to liquidate the remaining IRC Section 29 Syn/Coal investments by the end of 2008. The Financial Services and Corporate Segment also includes interest on Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, and borrowings made under Gallagher’s unsecured multicurrency credit agreement. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of September 30, 2008 and December 31, 2007 and a detailed discussion on the nature of the investments held. See Note 6 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of September 30, 2008 and December 31, 2007.

Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007
Investment income (loss):
Asset Alliance Corporation (AAC)	$(1.5)	$(0.6)	$(1.7)	$(4.1)
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	(1.0)	(0.8)	3.0	22.1
Consolidated facilities	—	7.4	—	46.8
Other alternative energy investments	0.2	0.3	—	0.4
Real estate and venture capital investments	—	1.8	(0.3)	2.4

Total investment income	(2.3)	8.1	1.0	67.6
Investment gains (losses)	(2.5)	2.3	(2.7)	3.4

Total revenues	(4.8)	10.4	(1.7)	71.0

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	—	(1.8)	(1.8)	9.8
Consolidated facilities	—	9.7	—	72.0
Compensation, professional fees and other	3.6	2.2	9.6	9.7

Total investment expenses	3.6	10.1	7.8	91.5
Operating - state tax matters	5.6	—	5.6	—
Interest	7.1	5.6	20.9	9.4
Depreciation	0.1	0.2	0.1	1.9

Total expenses	16.4	15.9	34.4	102.8

Loss from continuing operations before income taxes	(21.2)	(5.5)	(36.1)	(31.8)
Benefit for income taxes	(19.8)	(14.6)	(25.7)	(41.7)

Earnings (loss) from continuing operations	$(1.4)	$9.1	$(10.4)	$9.9

Identifiable assets at September 30			$482.1	$687.7

Investment income from AAC is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the dividend income on its preferred stock investments as such income is earned. The AAC loss in the three-month period ended September 30, 2008 was greater than the loss in the same period in 2007 primarily due to a $1.2 million provision by Gallagher in third quarter 2008 related to an impairment charge related to one of AAC’s investment managers. The AAC related loss in the nine-month period ended September 30, 2008 was less than the loss recorded in the same period in 2007 primarily due to Gallagher’s equity basis portion of AAC losses in 2007, which included an impairment charge related to one of AAC’s investment managers ($2.2 million) and the write-off of professional fees capitalized by AAC ($1.9 million) related to an unsuccessful equity offering offset primarily by a provision by Gallagher in third quarter 2008 ($1.2 million) related to an impairment charge for one of AAC’s investment managers.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from unconsolidated facilities and income from consolidated facilities. Income from the unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interest in limited partnerships that operated IRC Section 29-related Syn/Coal facilities. Income from the consolidated facilities relates to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities (only one facility was consolidated as of May 17, 2007) that were held by Gallagher to generate IRC Section 29-related Syn/Coal tax credits. The decrease in income from these investments in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was due to the expiration of

IRC Section 29-related tax credits as of December 31, 2007. The 2008 amounts related to the unconsolidated facilities represent the adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out compared to the phase-out based on the actual factor published by the IRS in April 2008. During third quarter 2008, Gallagher recorded a $1.0 million net revenue reduction primarily as a result of a final adjustment relating to one of its IRC Section 29 Syn/Coal facilities. Gallagher does not expect further adjustments related to its IRC Section 29 Syn/Coal facilities.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas and to installment sale gains from the sales of Biogas partnerships. The decrease in income from these investments in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 is primarily due to the expiration of IRC Section 29-related tax credits as of December 31, 2007 and its impact on installment sales.

Income from real estate and venture capital investments primarily relates to Gallagher’s portion of the earnings of these entities that are accounted for using equity method accounting and, for 2007, changes in the market value of public company stock plus interest earnings related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement ($1.7 million in third quarter 2007), which was entered into on August 3, 2007. The reduction in income from these investments in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 is primarily related to Gallagher’s equity portion of the reduction in income related to the largest venture capital fund ($0.8 million) and interest earnings in third quarter 2007 that did not recur in 2008.

Investment losses in the three-month and nine-month periods ended September 30, 2008 are primarily due to the one-time loss in third quarter of $6.0 million from equity method accounting related to Gallagher’s exercise of its remaining option to acquire an additional indirect ownership of 15.3% from existing owners of Chem-Mod. This loss was offset by the reversal of the $4.4 million reserve for the reclamation of a former coal production site, upon its sale, offset by sales expenses of $0.5 million. Investment gains in the three-month period ended September 30, 2007 consisted primarily of a $3.9 million unrealized gain in the market value of the oil price derivative, partially offset by a $1.8 million impairment loss on a low income housing bridge loan, which was deemed uncollectible. Investment gains in the nine-month period ended September 30, 2007 primarily included a $4.6 million unrealized gain in the market value of the oil price derivative, partially offset by a $1.8 million loss on a low income housing bridge loan.

Investment expenses primarily include the operating expenses of the IRC Section 29-related Syn/Coal facilities, and include expenses related to the Headwaters Incorporated (Headwaters) royalty. The decreases in investment expenses related to the unconsolidated and consolidated facilities in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 were due to the expiration of IRC Section 29 related tax credits as of December 31, 2007. The 2008 amount represents the adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out compared to the phase-out based on the actual factor published by the IRS in April 2008.

The decrease in investment expenses related to compensation, professional fees and other expenses in the nine-month period ended September 30, 2008 compared to the same period in 2007 was due to a decrease in incentive compensation, offset by $1.0 million of one-time bonus and severance charges. The increase in investment expenses related to compensation, professional fees and other expenses in the three-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to the one-time bonus and severance charges discussed above.

The increase in operating expense in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was due to a one-time $5.6 million non-cash provision related to certain prior year state tax matters.

The increase in interest expense in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 was primarily due to the interest ($2.2 million and $15.0 million, respectively) related to Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, partially offset by a reduction in interest incurred on borrowings made under Gallagher’s unsecured multicurrency credit agreement ($0.6 million and $3.1 million, respectively).

The decrease in depreciation expense in the nine-month period ended September 30, 2008 compared to the same period in 2007 was primarily due to the sale of an airplane leasing company in first quarter 2007 ($0.2 million) and the deconsolidation of a Syn/Coal facility in 2007 ($1.4 million).

Gallagher’s consolidated effective tax rate for the three-month period ended September 30, 2008 was 15.6% compared to 21.1% for the same period in 2007. The decrease in the effective tax in third quarter 2008 is primarily related to the resolution of certain Federal and state tax audits and the expiration of statute of limitations related to prior years, which resulted in a net decrease in Gallagher’s tax expense of $12.1 million. Gallagher’s consolidated effective tax rate for the nine-month period ended September 30, 2008 was 31.5% compared to 20.4% for the same period in 2007. The overall effective tax rate for Gallagher in 2007 reflects the impact of tax credits generated by investments in limited partnerships that operated alternative energy projects (IRC Section 29), which are partially offset by state and foreign taxes. The effective tax rate in both the three-month and nine-month periods ended September 30, 2007 was substantially lower than the statutory tax rate due to the impact of the IRC Section 29-related tax credits.

The law that provided for IRC Section 29 tax credits expired on December 31, 2007. Gallagher’s consolidated effective tax rate in 2009 and future years will likely be approximately 39.0% to 41.0%. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future.

Gallagher is an investor in two privately-owned clean energy related ventures:

Chem-Mod LLC (Chem-Mod) and C-Quest Technologies LLC (C-Quest). Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod. On May 23, 2008, Gallagher exercised a portion of its option for $250,000 to acquire an additional indirect ownership of 0.7% from existing owners of Chem-Mod. On August 18, 2008, Gallagher exercised the remaining portion of its option for $5.3 million to acquire an additional indirect ownership of 15.3% from existing owners of Chem-Mod and now holds a 42% direct and indirect interest in Chem-Mod. Effective August 18, 2008, Gallagher’s ownership interests in Chem-Mod are consolidated into Gallagher’s consolidated financial statements. Prior to August 18, 2008, these direct and indirect interests in Chem-Mod were accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Gallagher also has additional funding commitments of approximately $0.5 million. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Cash Flows From Operating Activities

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made in the nine-month period ended September 30, 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash provided by operating activities was $121.0 million and $149.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities in 2008 compared to 2007 was primarily due to interest paid on the $400.0 million of notes issued under the Note Purchase Agreement, an increase in incentive compensation payments and an increase in errors and omissions claim payments. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses.

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

Cash Flows From Financing Activities

At September 30, 2008, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $249.6 million. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. See Note 6 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. There were $118.0 million of borrowings outstanding under the Credit Agreement at September 30, 2008. Due to outstanding letters of credit and borrowings, $319.4 million remained available for potential borrowings under the Credit Agreement at September 30, 2008.

In third quarter 2007, Gallagher entered into a Note Purchase Agreement, as amended, with certain accredited institutional investors, pursuant to which Gallagher issued and sold to the investors $400.0 million in aggregate debt. In the nine-month period ended September 30, 2008, Gallagher borrowed and repaid $187.0 million and $69.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions completed in 2008 and earn-out payments related to acquisitions completed prior to 2008. In the nine-month period ended September 30, 2007, Gallagher borrowed and repaid $283.9 million under the Credit Agreement. Principal uses of the 2007 borrowings under the Credit Agreement were to fund acquisitions completed in 2007 and earn-out payments related to acquisitions completed prior to 2007 and stock repurchases. Borrowings outstanding under the Credit Agreement in 2007 were fully repaid in third quarter 2007 using proceeds from the Note Purchase Agreement. The remaining net proceeds from the Note Purchase Agreement were principally used for acquisitions and stock repurchases.

The Note Purchase Agreement and the Credit Agreement contain various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2008.

Unprecedented disruptions in the current credit and financial markets, particularly in the U.S. and Europe, have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing.

Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability or willingness of the lenders under its revolving credit facility to honor their commitments to extend credit, the U.S. and global credit crisis could adversely affect its ability to borrow on its revolving credit facility in the future.

See Part II, Item 1A, “Risk Factors”, for additional information.

Dividends - Gallagher’s dividend policy is determined by the Board of Directors. Quarterly dividends are declared after considering Gallagher’s available cash from earnings, its anticipated cash needs and current conditions in the economy and financial markets.

In the nine-month period ended September 30, 2008, Gallagher declared $90.2 million in cash dividends on its common stock, or $.96 per common share. On October 15, 2008, Gallagher paid a third quarter dividend of $.32 per common share to shareholders of record at September 30, 2008, a 3.2% increase over the third quarter dividend per share in 2007. If each quarterly dividend declared in 2008 is $.32 per common share, this increase in the dividend will result in an annualized increase in this component of net cash used by financing activities in 2008 of approximately $3.8 million.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher did not repurchase shares during the nine-month period ended September 30, 2008 and repurchased 6.6 million shares at a cost of $193.4 million during the nine-month period ended September 30, 2007. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2008, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2008 represent 49,000 shares (at a cost of $1.2 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2008 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2007 also include 25,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2007 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the nine-month periods ended September 30, 2008 and 2007 were $20.7 million and $19.4 million, respectively. Gallagher has four stock option plans for officers and key employees of Gallagher and its subsidiaries. In May 2008, all of these stock option plans expired and thus Gallagher can no longer grant any new stock options under these plans.

All remaining shares that were available for grant under these plans at the date of expiration (3.7 million shares) have expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan which allows Gallagher’s employees to purchase its common stock at 85% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $25.0 million and $26.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively. In 2008, Gallagher expects total expenditures for capital improvements to be approximately $35.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $196.9 million and $116.1 million in the nine-month periods ended September 30, 2008 and 2007, respectively. Gallagher completed twenty-eight acquisitions and thirteen acquisitions in the nine-month periods ended September 30, 2008 and 2007, respectively.

During the nine-month period ended September 30, 2008, Gallagher issued 18,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $6.5 million. During the nine-month period ended September 30, 2007, Gallagher issued 322,000 shares of its common stock, paid $12.8 million in cash and accrued $9.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2007 and recorded additional goodwill of $25.0 million.

Gallagher’s acquisition program has been an important part of it historical growth in revenues and earnings in its Brokerage Segment. While Gallagher intends to continue to seek to complete acquisitions, its ability to do so using cash may be inhibited in light of current conditions in the economy and financial markets, and there can be no assurance that Gallagher’s level of acquisition activity and growth from acquisitions will be consistent with past levels.

For a further discussion of risks associated with Gallagher’s acquisition activity, see Item 1A, “Risk Factors,” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007.

Dispositions - During the nine-month period ended September 30, 2008, Gallagher signed definitive agreements to sell substantially all of its on-going reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 and potential additional contingent proceeds of $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008.

During the nine-month periods ended September 30, 2008 and 2007, Gallagher sold several small books of business and recognized one-time gains of $10.9 million and $2.9 million, respectively, which approximated the cash proceeds received related to these transactions.

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

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3, 6 and 13 to the September 30, 2008 Consolidated Financial Statements for additional discussion of these obligations and commitments. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the September 30, 2008 Consolidated Financial Statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these off-balance sheet arrangements.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance market continues to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to a great deal of uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; disruptions in the credit and financial markets could limit access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing; liquidity or capital problems at one or more of the lenders on Gallagher’s revolving credit facility could reduce or eliminate the amount available for Gallagher to draw under such facility; changes in the pension regulatory environment and investment losses in its pension plan could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods; Gallagher’s revenues and net earnings will continue to be subject to the impact of the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed IRC Section 29-related Syn/Coal tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2008 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2008 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2008.

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

At September 30 2008, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at September 30, 2008 was $367.2 million due to their long-term duration and fixed interest rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at September 30, 2008 and the resulting fair values would be $21.3 million higher than their carrying value.

At September 30, 2008, Gallagher had $118.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2008 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2008 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $0.8 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the nine-month period ended September 30, 2008.

Item 4. Controls and Procedures

As of September 30, 2008, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures are effective as of September 30, 2008.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 1A. Risk Factors

The following is a discussion of the material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2007:

Gallagher’s businesses, and therefore its results of operation and financial condition, may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

Since the second half of 2007, the disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions. These conditions include greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. In recent weeks the volatility has reached unprecedented levels and credit markets have been illiquid. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world. It is difficult to predict how long these conditions will exist and the extent to which Gallagher’s markets, products and business will be adversely affected.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could make it more difficult for Gallagher to obtain financing for its operations or investments or increase the cost of obtaining financing.

Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability or willingness of the lenders under its revolving credit facility to honor their commitments to extend credit, the U.S. and global credit crisis could adversely affect its ability to borrow on its revolving credit facility in the future.

In addition, in October 2010, Gallagher’s revolving credit facility will expire. Continued disruption in U.S. and global credit markets could adversely affect Gallagher’s ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as the current credit facility. Furthermore, other types of financing, such as bond financings, may be unavailable or only be available under unfavorable terms.

Accordingly, these conditions could adversely affect Gallagher’s financial condition and results of operations in future periods.

Gallagher could incur substantial losses if one of the commercial banks and financial institutions Gallagher uses in its operations would happen to fail.

Gallagher maintains cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various depository institutions. Gallagher also maintains cash balances in foreign banks and institutions. As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions in which Gallagher maintains significant cash balances were to fail, Gallagher’s ability to access these funds might be temporarily or permanently limited, and Gallagher could face a material liquidity problem and potentially material financial losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2008	—	$—	—	10,000
August 1 to August 31, 2008	—	—	—	10,000
September 1 to September 30, 2008	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of September 30, 2008, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares of Gallagher’s common stock. There is no expiration date for the plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: October 30, 2008	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2008

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.