Form 10-K
period 2008-12-31
GALLAGHER ARTHUR J & CO
filed 2009-02-06
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2008 (the last day of the registrant’s most recently completed second quarter) was $2,217,165,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of December 31, 2008 was 96,426,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2009 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

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

Since its founding in 1927, Gallagher has grown from a one-man agency to the world’s fourth largest insurance broker based on revenues (according to Business Insurance magazine’s July 21, 2008 edition) and the world’s largest third-party property/casualty (P/C) claims administrator (according to Business Insurance magazine’s March 24, 2008 edition). Gallagher generates approximately 87% of its revenues domestically, with the remaining 13% derived primarily from operations in Canada, the United Kingdom (U.K.), Australia and Bermuda.

Shares of Gallagher’s common stock are traded on the New York Stock Exchange under the symbol AJG, and Gallagher had a market capitalization at December 31, 2008 of $2.5 billion. Gallagher was reincorporated as a Delaware corporation in 1972. Gallagher’s executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed approximately 72%, 28% and less than 1%, respectively, to 2008 revenues.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance markets continue to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; disruptions in the credit and financial markets could limit access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing; liquidity or capital problems at one or more of the lenders under Gallagher’s revolving credit facility could reduce or eliminate the amount available for Gallagher to draw under such facility; changes in the pension regulatory environment and investment losses in its pension plan could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods; Gallagher’s revenues and net earnings will continue to be subject to reduction due to the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed IRC Section 29 (as defined below) tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors.”

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

Operating Segments

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services and Corporate. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2008, is as follows (in millions):

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$922.5	56%	$867.3	54%	$792.9	54%
Fees	227.6	14%	216.8	13%	186.4	13%
Investment income and other	37.7	2%	30.1	2%	27.5	2%

	1,187.8	72%	1,114.2	69%	1,006.8	69%

Risk Management
Fees	461.1	28%	439.4	27%	397.3	27%
Investment income and other	3.8	—%	4.1	—%	4.0	—%

	464.9	28%	443.5	27%	401.3	27%

Financial Services and Corporate
Investment income and other	(7.7)	—%	65.6	4%	62.0	4%

Total revenues	$1,645.0	100%	$1,623.3	100%	$1,470.1	100%

See Note 20 to Gallagher’s 2008 Consolidated Financial Statements for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by operating segment for 2008, 2007 and 2006.

Gallagher’s business, particularly its brokerage business, is subject to seasonal fluctuations. Commission and fee revenues and the related brokerage and marketing expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions and recognition of investment gains and losses also impact the trends in Gallagher’s quarterly operating results. See Note 19 to Gallagher’s 2008 Consolidated Financial Statements for unaudited quarterly operating results for 2008 and 2007.

Brokerage Segment

The Brokerage Segment accounted for 72% of Gallagher’s revenue in 2008. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source for Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based upon both percentage of the premium paid by insureds and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission paid to the retail broker by the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain limited circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. The level of contingent commission revenue Gallagher receives has significantly decreased in the last three years from historical levels due to regulatory developments in the brokerage industry. See further discussion of contingent commissions below.

Gallagher operates its Brokerage operations through a network of more than 200 sales and service offices located throughout the U.S. and in fourteen countries abroad. Most of these offices are fully staffed with sales and service personnel. In addition, Gallagher does business through a network of correspondent insurance brokers and consultants in more than 100 countries around the world.

Retail Insurance Brokerage Operations

Gallagher’s retail insurance brokerage operations accounted for 80% of Gallagher’s Brokerage Segment revenues in 2008. Gallagher’s Brokerage operations place nearly all lines of commercial P/C and health and welfare insurance coverage. Significant lines of insurance coverage brokered are as follows:

Aviation	Earthquake	Marine	Retirement Solutions
Commercial Auto	Error & Omissions	Medical	Voluntary Benefits
Dental	Fire	Products Liability	Wind
Directors & Officers Liability	General Liability	Professional Liability	Workers Compensation
Disability	Life	Property

Gallagher’s retail brokerage operations are organized in 180 geographical profit centers located in the U.S., Australia and Canada and operate within certain key Niche/Practice Groups, which account for approximately 60% of its domestic retail brokerage revenues. These specialized teams target areas of business and/or industries in which Gallagher has developed a depth of expertise and a large client base. Significant Niche/Practice Groups that Gallagher serves are as follows:

Agribusiness	Entertainment	Institutional Services	Public Entity
Aviation & Aerospace	Global Risks	Marine	Real Estate
Captive Consulting	Habitational	Personal	Religious/Not-for-Profit
Casualty	Healthcare	Professional Groups	Restaurant
Construction	Higher Education	Property	Scholastic
Energy	Hospitality	Private Equity	Transportation

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

Wholesale Insurance Brokerage Operations

Gallagher’s wholesale insurance brokerage operations accounted for 20% of Gallagher’s Brokerage Segment revenues in 2008. Gallagher’s wholesale brokers assist Gallagher’s retail brokers and other non-Gallagher brokers in the placement of specialized and hard to place insurance coverages through over 60 geographical profit centers across the U.S., Bermuda and through Gallagher’s approved Lloyd’s of London brokerage in London. In certain cases, Gallagher acts as a brokerage wholesaler and, in other cases, Gallagher acts as a managing general agent (MGA) or managing general underwriter (MGU) distributing specialized insurance coverages for insurance carriers. MGAs and MGUs are agents authorized by an insurance company to manage all or a part of the insurer's business in a specific geographic territory. Activities performed on behalf of the insurer may include marketing, underwriting, issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

Over 80% of Gallagher’s wholesale brokerage revenues come from non-Gallagher brokerage customers. Based on revenues, Gallagher’s domestic wholesale brokerage operation currently ranks as the largest domestic MGA/underwriting manager (according to Business Insurance magazine’s September 8, 2008 edition).

Gallagher anticipates growing its wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs and through mergers and acquisitions.

Reinsurance Brokerage Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. Accordingly, in the 2008 Consolidated Financial Statements, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 (which was collected in full prior to December 31, 2008) and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In third quarter 2008, Gallagher abandoned its efforts to sell its small Irish wholesale brokerage operations and ceased those operations. In January 2009, Gallagher signed a definitive agreement to sell all of the remaining run-off obligations of the reinsurance brokerage business. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer. See Note 5 to Gallagher’s 2008 Consolidated Financial Statements for additional financial information related to these discontinued operations for 2008, 2007 and 2006.

Risk Management Segment

The Risk Management Segment accounted for 28% of Gallagher’s revenues in 2008. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. Approximately 69% of the Risk Management Segment’s revenues are from workers compensation related claims, 27% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This segment’s revenues for risk management services are substantially in the form of fees. These fees are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an unbundled basis independent of Gallagher’s Brokerage operations. Gallagher manages its third-party claims adjusting operations through a network of 110 offices located throughout the U.S., the U.K., Australia, New Zealand and Canada. Most of these offices are fully staffed with Gallagher claims adjusters and other service personnel. Revenues are usually generated on a negotiated per-claim or per-service basis. Gallagher’s adjusters and service personnel act solely on behalf and under the instruction of their clients and customers.

While this segment complements Gallagher’s insurance brokerage offerings, over 86% of the Risk Management Segment’s revenues come from non-Gallagher brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, Gallagher’s Risk Management operation currently ranks as the world’s largest third party P/C claims administrator (according to Business Insurance magazine’s March 24, 2008 edition).

The Risk Management Segment expects its most significant growth prospects through the next several years will come from Fortune 1000 companies, larger middle-market companies, captives, program business and the outsourcing of insurance company claims departments.

Financial Services and Corporate Segment

The Financial Services and Corporate Segment manages Gallagher’s interests in clean-energy and tax-advantaged investments, venture capital funds, and Gallagher’s equity ownership position in an alternative investment fund manager. Operations are in Itasca, Illinois and Gallagher has been winding down its financial services activities since 2003. At December 31, 2008, significant remaining investments in this segment include:

Clean Energy

Gallagher has a 13.4% ownership interest in a biogas pipeline that removes and sells biogas from landfills, a 42.0% interest in a privately-held start-up enterprise that has commercialized a multi-pollutant reduction technology that removes mercury, sulfur dioxide and other toxic emissions created by coal-fired power plants and a 5.0% interest in a privately-held start-up enterprise that reduces carbon dioxide emissions created by burning fossil fuels. Utilization of some of these technologies may qualify for tax credits under Internal Revenue Code (IRC) Section 45, which substantially expires on December 31, 2018.

Tax Advantaged Investments

Prior to January 1, 2008, Gallagher owned certain partnerships that were formed to develop energy that qualified for tax credits under what was formerly called IRC Section 29. These consisted of waste-to-energy partnerships and synthetic coal facilities. These investments helped to substantially reduce Gallagher’s effective income tax rate from 2002 through 2007. The law that permitted Gallagher to claim IRC Section 29 tax credits expired on December 31, 2007. In 2008, Gallagher exited its positions in all of the IRC Section 29 Syn/Coal investments and three of the five waste-to-energy partnerships in which Gallagher had ownership interests as of December 31, 2007.

Venture Capital Funds

Gallagher has ownership interests, none of which is over 4%, in four venture capital funds. These funds primarily invest in turn-around companies.

Asset Management

Gallagher owns approximately 20% of Asset Alliance Corporation (AAC), which generally owns up to a two-thirds interest in nine private investment management firms, which had approximately $1.9 billion under management at December 31, 2008.

International Operations

Gallagher’s total revenues by geographic area for each of the three years in the period ended December 31, 2008 were as follows (in millions):

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,435.0	87%	$1,425.9	88%	$1,314.6	89%
Foreign, principally Australia, Bermuda, Canada and the U.K.	210.0	13%	197.4	12%	155.5	11%

Total revenues	$1,645.0	100%	$1,623.3	100%	$1,470.1	100%

See Notes 7, 18 and 20 to Gallagher’s 2008 Consolidated Financial Statements for additional financial information related to Gallagher’s foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2008, 2007 and 2006.

Brokerage Operations in Australia, Canada, the U.K. and Bermuda

The majority of Gallagher‘s international presence in its Brokerage operations is in Australia, Canada, the U.K. and Bermuda.

Gallagher operates in Australia and Canada primarily as a retail commercial property and casualty broker. In the U.K., Gallagher has a significant wholesale brokerage operation for U.S. and international clients looking to access the Lloyd’s of London and other international insurance markets, a program operation offering customized risk management products and services to U.K. public entities and a small retail commercial property casualty brokerage. In Bermuda, Gallagher acts principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provides services relating to the formation and management of offshore captive insurance companies.

Gallagher also has ownership interests in two Bermuda-based insurance companies that operate segregated account “rent-a-captive” facilities that enable clients to receive the benefits of owning a captive insurance company without certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insureds generally for reducing future costs of their insurance programs.

Gallagher also has strategic brokerage alliances with a variety of international brokers in countries where it does not have a physical presence. Through a network of correspondent insurance brokers and consultants in more than 100 countries globally, Gallagher is able to fully serve its clients’ coverage and service needs in virtually any geographic area where their operations are located.

Risk Management Operations in Canada, the U.K., Australia and New Zealand

Gallagher’s international Risk Management operations are principally in Canada, the U.K., Australia and New Zealand. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

Gallagher operates its Brokerage operations through a network of more than 200 sales and service offices located throughout the U.S. and in fourteen countries abroad. Gallagher manages its third-party claims adjusting operations through a network of 110 offices located throughout the U.S., the U.K., Australia, New Zealand and Canada. Gallagher’s customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on Gallagher. In 2008, Gallagher’s largest single customer accounted for approximately 1% of total revenues and the ten largest customers represented 6% of total revenues in the aggregate. Gallagher’s revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

Gallagher is the fourth largest insurance broker worldwide based on total revenues (according to Business Insurance magazine’s July 21, 2008 edition). The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with Gallagher in every area of its business.

Gallagher’s retail and wholesale brokerage operations compete with Marsh & McLennan Companies, Inc. (Marsh), Aon Corporation (Aon) and Willis Group Holdings, Ltd. (Willis), each of which has greater revenues than Gallagher. In addition, there are various other competing firms, such as Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc., Wells Fargo & Co. and USI Holdings Corporation that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the corresponding local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. In addition, for health and welfare products, Gallagher competes with larger firms such as Watson Wyatt, Hewitt Associates, Towers Perrin and the benefits consulting divisions of the national public accounting firms and also competes with a vast number of local and regional brokerages and agencies.

Gallagher’s wholesale brokerage operations compete with large wholesalers such as Crump Group, CRC Insurance Services, AmWINS Group, Swett & Crawford, as well as a vast number of local and regional wholesalers.

Gallagher also competes with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with Gallagher.

Risk Management Segment

Gallagher’s Risk Management operation currently ranks as the largest P/C third party administrator based on revenues (according to Business Insurance magazine’s March 24, 2008 edition). While many global and regional claims administrators operate within this space, Gallagher competes directly with Sedgwick CMS, Broadspire Services/Crawford, Fiserv Health, Cambridge Solutions Ltd., ESIS and Specialty Risk Services. There are also several large insurance companies, such as AIG Insurance and Zurich Insurance, that maintain their own claims administration units, which can be strong competitors, particularly during the softening insurance cycle. In addition, Gallagher competes with various smaller third party administrators on a regional level. Gallagher believes that its competitive position is due to its strong reputation for outstanding service quality and ability to resolve customers’ losses in the most cost efficient manner possible.

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

Gallagher’s Brokerage operations entered into an Assurance of Voluntary Compliance (the “AVC”) on May 18, 2005 with both the Attorney General and Director of Insurance in the State of Illinois, to resolve all issues related to certain investigations conducted by these Illinois State Agencies involving contingent commission arrangements. There was no lawsuit or any finding of unlawful or deceitful conduct. As stipulated in the AVC, on January 12, 2006, Gallagher paid $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. At December 31, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. In addition, under the AVC, Gallagher agreed to implement, to the extent not previously undertaken, certain business changes, including agreeing not to accept U.S.-domiciled retail contingent compensation as defined in the AVC. However, as allowed under the AVC, Gallagher has continued to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. The AVC also allows Gallagher to collect retail contingent compensation related to contracts in place at entities it acquires for up to three years from the acquisition date.

Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants, which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007. A notice of appeal has been filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled for April 20, 2009. Gallagher intends to use all of the remaining AVC funds to satisfy part of its MDL Settlement obligation.

Business Combinations

Gallagher has completed and integrated 220 acquisitions in the period from 1985 through December 31, 2008, almost exclusively within its Brokerage Segment. The majority of the acquisitions over this twenty-four year period have been smaller regional or local P/C retail or wholesale operations possessing a strong middle-market client focus or significant expertise in one of Gallagher’s focus market areas. Over the last decade, Gallagher has also increased its acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. Acquisition prices typically fall within the $1 million to $50 million range.

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

In 2008, Gallagher acquired substantially all the net assets or common stock of thirty-seven insurance brokerage firms in exchange for its common stock and/or cash. Gallagher has accounted for these acquisitions as business combinations. In addition, in October 2008, Gallagher acquired a 40.0% equity interest in Specialized Broking Associates Pty Ltd, which is headquartered in Perth, Western Australia. Gallagher will account for its holdings in Specialized Broking Associates Pty Ltd’s common stock using equity method accounting. See Note 4 to the Gallagher’s 2008 Consolidated Financial Statements for a summary of the 2008 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

On January 21, 2009, Gallagher entered into a definitive agreement to acquire all of the policy renewal rights from Liberty Mutual’s middle-market commercial P/C brokers located in their Midwest and Southeast regions. As part of the agreement, Gallagher expects to hire approximately 75 Liberty Mutual producers in these regions.

Gallagher is also acquiring substantially all of the policy renewal rights and hiring the national producer group from Wausau Signature Agency, Liberty Mutual’s commercial P/C and employee benefits insurance agency headquartered in Wausau, Wisconsin.

When completed, it is expected that the combined transaction will add approximately 120 new insurance sales professionals to Gallagher’s retail commercial P/C brokerage operation.

The definitive agreement includes an initial payment of approximately $44 million in cash and Gallagher’s common stock and additional payments in cash or Gallagher’s common stock (at Gallagher’s election) that are based on revenues generated in the two year period beginning twelve months after closing. The maximum potential amount of the additional payments is $120 million. The agreement is subject to customary closing conditions and the transaction is expected to close on or about March 1, 2009.

On January 30, 2009, Gallagher acquired substantially all of the net assets of PartnerSource, Inc., a corporation engaged in the retail insurance brokerage business, in exchange for approximately 450,000 shares of Gallagher’s common stock and a contingent earnout obligation of $7.0 million, of which any portion that is earned will be paid with shares of Gallagher’s common stock.

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

Employees

As of December 31, 2008, Gallagher employed approximately 9,900 employees, none of whom is represented by a labor union. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Gallagher’s Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Governance Committee Charter are also available on its website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Investor Relations, Arthur J. Gallagher & Co., Two Pierce Place, Itasca, Illinois 60143-3141, by telephone to (630) 773-3800 or through Gallagher’s website at www.ajg.com.

Item 1A. Risk Factors.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine Gallagher’s profitability.

Gallagher derives much of its revenue from commissions and fees for its brokerage services. Gallagher does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for several years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Gallagher’s commission revenue in many lines and in many geographic areas.

Beginning in late 2000, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. Because of the events of September 11th, many insurance lines became less available and premium rates increased, in some cases dramatically. Beginning in late 2003, the market softened again in many lines and geographic areas. While the high level of hurricane activity and other natural disasters in 2004 and 2005 caused a hard market in certain coastal areas, the low level of hurricane activity in 2006 and 2007 caused carriers to again become rate/price sensitive and the industry has remained in a soft market across most geographical areas and business lines. The higher level of hurricane activity in 2008 generally did not cause the carriers to deviate from the trends noted in 2006 and 2007. Because of these market cycles for insurance product pricing, which Gallagher cannot predict or control, its brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as Gallagher, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect Gallagher’s profitability. Because Gallagher does not determine the timing or extent of premium pricing changes, Gallagher cannot accurately forecast its commission revenues, including whether they will significantly decline. As a result, Gallagher’s budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of its operations.

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

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in one or more areas of its business. Gallagher competes with three firms that are as large as or significantly larger than Gallagher, in terms of revenues, in the global risk management and brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect Gallagher’s business.

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

•	An increase in competition from new market participants such as banks, accounting firms and consulting firms offering risk management or insurance brokerage services; and

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

Gallagher’s businesses, and therefore its results of operations and financial condition, may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

Gallagher’s business, and therefore its results of operation and financial condition, may be adversely affected by the current disruption in the U.S. based credit markets and instability of financial systems.

The current disruption in the U.S. based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. In recent months, such volatility has reached unprecedented levels and credit markets have been illiquid. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which Gallagher’s markets, products and business will be adversely affected.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility (which expires in 2010) and is not aware of any issues impacting the ability or willingness of its lenders under such facility to honor their commitments to extend Gallagher credit, the failure of a lender could adversely affect its ability to borrow on that facility, which over time could negatively impact Gallagher’s ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

Gallagher also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, Gallagher could encounter delays or defaults in payments owed to Gallagher, which could have a significant adverse impact on Gallagher’s consolidated financial condition and results of operations.

The agreements and instruments governing Gallagher’s debt contain restrictions and limitations that could significantly impact Gallagher’s ability to operate its business.

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

Gallagher maintains cash balances, including restricted cash held in premium trust accounts, and in some cases, in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various depository institutions. Gallagher also maintains cash balances in foreign banks and institutions. Although Gallagher has moved substantially all of its U.S. funds into accounts insured or guaranteed by government programs, there are foreign operations where governments have not specifically enacted formal guarantee programs. As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions in which Gallagher maintains significant cash balances were to fail, Gallagher’s ability to access these funds might be temporarily or permanently limited, and Gallagher could face a significant liquidity problem and potentially material financial losses.

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

•

The risk that Gallagher cannot satisfy regulatory requirements on third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make its business less attractive; and

•

The risk that Gallagher cannot control its labor and technology costs in such a manner as to remain competitive in the marketplace for claims administration and risk management services and fulfill its existing contracts (other than those that provide cost-plus or other margin protection) in a cost-efficient and profitable manner.

Gallagher has significant non-U.S. operations which expose it to certain additional risks, including the risk of exchange rate fluctuations and geopolitical risk.

A significant portion of Gallagher’s operations is conducted outside the U.S. Accordingly, Gallagher is subject to legal, economic and market risks associated with operating in foreign countries. Operating in these countries may present risks that are different from, or greater than, the risks to Gallagher of doing comparable business in the U.S. Gallagher’s international operations may be subject to a number of risks, including:

•	Difficulties in staffing and managing foreign operations;

•

Less flexible employee relationships, which may limit Gallagher’s ability to prohibit employees from competing with Gallagher after their employment, and may make it more difficult and expensive to terminate their employment;

•	Political and economic instability (including acts of terrorism and outbreaks of war);

•	Coordinating Gallagher’s communications and logistics across geographic distances and multiple time zones;

•	Unexpected changes in regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which Gallagher operates;

•	Adverse changes in tax rates;

•	Legal or political constraints on Gallagher’s ability to maintain or increase prices;

•	Governmental restrictions on the transfer of funds to Gallagher from its operations outside the U.S.; and

•	Burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues.

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

Changes in Gallagher’s accounting estimates and assumptions could negatively affect its financial position and operating results.

Gallagher prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require Gallagher to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its Consolidated Financial Statements. Gallagher is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Gallagher periodically evaluates its estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. Gallagher bases its estimates on historical experience and various assumptions that Gallagher believes to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on Gallagher’s future financial position, results of operations and cash flows.

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

It is possible that Federal and state governments will create P/C or health related insurance programs that compete with, or completely replace, insurance products offered by insurance carriers. Development of these government-sponsored insurance programs could adversely affect Gallagher’s results of operations and financial condition.

Gallagher is subject to a number of contingencies and legal proceedings which, if determined unfavorably to Gallagher, would adversely affect its financial results.

Gallagher is subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that its employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that Gallagher holds for its clients on a fiduciary basis. Gallagher has established provisions against these potential matters which it believes to be adequate in light of current information and legal advice, and Gallagher adjusts such provisions from time-to-time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to Gallagher, it could materially adversely affect its future financial results. In addition, Gallagher’s results of operations, financial condition or liquidity may be adversely affected if in the future Gallagher’s insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which it self-insures. Gallagher has purchased errors and omissions (E&O) insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time-to-time as current developments warrant.

As more fully described in Note 17 to Gallagher’s 2008 Consolidated Financial Statements, Gallagher is subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on Gallagher’s business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could have a material adverse effect on Gallagher by exposing it to negative publicity, reputational damage, harm to Gallagher’s client or employee relationships, or diversion of personnel and management resources.

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

On May 18, 2005, Gallagher resolved with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois, an investigation into broker compensation practices. Gallagher believes that this settlement was intended to be on behalf of all State Attorneys General and all state insurance departments. However, there can be no assurance that other states will honor this agreement.

On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL. On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007. A notice of appeal has been filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled for April 20, 2009. In the event that the final approval by the court is not upheld, Gallagher may incur significant additional legal costs and face potential liability in connection with the litigation.

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

For a more detailed discussion of these matters refer to Note 17 to Gallagher’s 2008 Consolidated Financial Statements.

Gallagher’s results may be adversely affected relative to its competitors that can accept contingent commissions.

Pursuant to various agreements with insurance regulators, Gallagher, Marsh, Willis and Aon are prohibited from accepting volume-based or profit-based contingent commissions as a retail broker. There are no other brokers that are known to be similarly prohibited from accepting these types of contingent commissions. When Gallagher acquires a retail broker, that broker may continue to accept contingent commissions for a three year period after the acquisition date. Gallagher’s restrictions on accepting contingent commissions may significantly undermine Gallagher’s operating results, profitability, liquidity and its ability to reinvest in its business relative to its competitors that can accept contingent commissions.

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

The law permitting Gallagher to claim IRC Section 29 tax credits related to Gallagher’s synthetic coal operations expired on December 31, 2007. In 2008, 2007 and 2006, Gallagher’s annual effective tax rate on a consolidated basis was 31.9%, 22.7% and 16.9%, respectively. Gallagher’s overall effective income tax rate for 2007 and 2006 reflects the tax credits generated by investments in limited partnerships that operated alternative energy projects (IRC Section 29). The rates for 2008 and 2007 reflect the impact of the resolution of a number of income tax matters related to prior years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in Gallagher’s tax provision of $16.3 million and $5.9 million, respectively. Accordingly, Gallagher’s overall effective income tax rate in 2009 and future years will likely adjust upward to be in the range of approximately 39.0% to 41.0%.

Gallagher believes its claim for IRC Section 29-related related tax credits is in accordance with IRC Section 29 and four private letter rulings (PLRs) previously obtained by IRC Section 29-related partnerships in which it had an interest. Gallagher understands these PLRs are consistent with those issued to other taxpayers and has received no indication from the IRS that it will seek to revoke or modify them.

While Gallagher’s synthetic coal operations are not currently under audit, the IRS could place those operations under audit and an adverse outcome may cause a material loss or cause Gallagher to be subject to liability under indemnification obligations related to prior sales of partnership interests in partnerships claiming IRC Section 29-related tax credits. For additional information about the potential negative effects of adverse tax audits and related indemnification contingencies, see the discussion on IRC Section 29 tax credits included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 2. Properties.

Gallagher’s executive offices of the Financial Services and Corporate Segment and certain subsidiary and branch facilities of the Brokerage and Risk Management segments are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires on February 28, 2018.

Elsewhere, Gallagher generally operates in leased premises related to its facilities of the Brokerage and Risk Management operations. Gallagher prefers to lease office space rather than own real estate. Certain of Gallagher’s office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to Gallagher’s 2008 Consolidated Financial Statements for information with respect to Gallagher’s lease commitments at December 31, 2008.

Item 3. Legal Proceedings.

Information regarding legal proceedings, contingent commissions and other industry developments and contingent liabilities of Gallagher is included in Item 8, “Financial Statements and Supplementary Data,” under the caption Note 17 (Commitments, Contingencies and Off-Balance Sheet Arrangements).

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December 31, 2008.

Item 4A. Executive Officers of the Registrant.

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	57	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	46	Corporate Vice President, General Counsel, Secretary since June 2007

Richard C. Cary	46	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	59	Corporate Vice President, President of Employee Benefit Brokerage Operation since 1985

James S. Gault	57	Corporate Vice President since 1992, President of Domestic Retail P/C Brokerage Operation since 2002

Douglas K. Howell	47	Corporate Vice President, Chief Financial Officer since 2003

Susan E. McGrath	42	Corporate Vice President, Chief Human Resource Officer since January 2007

David E. McGurn, Jr.	56	Corporate Vice President since 1993, President of Wholesale Brokerage Operations since 2001

Richard J. McKenna	62	Corporate Vice President since 1994, President of Risk Management Operation since 2000

With the exception of Mr. Bay and Ms. McGrath, each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are elected annually and serve at the pleasure of the Board of Directors.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period from January 1, 2007 through December 31, 2008 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2008
First	$26.25	$22.40	$.32
Second	26.59	23.47	.32
Third	30.00	23.86	.32
Fourth	28.21	21.38	.32
2007
First	$30.15	$26.02	$.31
Second	29.50	27.20	.31
Third	31.83	26.66	.31
Fourth	29.46	24.01	.31

As of December 31, 2008, there were approximately 1,000 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2008	—	$—	—	10,000
November 1 to November 30, 2008	—	—	—	10,000
December 1 to December 31, 2008	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (most recently on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of December 31, 2008, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance is included in the disclosure set forth under the caption “Equity Compensation Plan Information” in Gallagher’s 2009 Proxy Statement and is incorporated herein by reference. See Notes 11, 12 and 13 to Gallagher’s 2008 Consolidated Financial Statements for additional information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2008 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related Notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$922.5	$867.3	$792.9	$762.2	$708.3
Fees	688.7	656.2	583.7	534.6	486.6
Investment income and other	33.8	99.8	93.5	132.1	185.4

Total revenues	1,645.0	1,623.3	1,470.1	1,428.9	1,380.3
Total expenses before litigation and contingent commission matters and claims handling obligations	1,481.4	1,423.2	1,306.6	1,206.2	1,146.1
Litigation and contingent commission matters and claims handling obligations	—	—	9.0	209.8	—

Earnings before income taxes	163.6	200.1	154.5	12.9	234.2
Provision (benefit) for income taxes	52.2	45.5	26.1	(26.2)	46.3

Earnings from continuing operations	111.4	154.6	128.4	39.1	187.9
Earnings (loss) on discontinued operations, net of income taxes	(34.1)	(15.8)	0.1	(8.3)	0.6

Net earnings	$77.3	$138.8	$128.5	$30.8	$188.5

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.18	$1.59	$1.31	$.41	$1.99
Diluted net earnings per share (1)	.82	1.43	1.31	.32	1.99
Dividends declared per common share (2)	1.28	1.24	1.20	1.12	1.00
Share Data:
Shares outstanding at year end	96.4	92.0	98.4	95.7	92.1
Weighted average number of common shares outstanding	93.8	95.9	97.1	94.1	91.5
Weighted average number of common and common equivalent shares outstanding	94.2	97.1	98.4	96.1	94.5
Consolidated Balance Sheet Data:
Total assets	$3,271.3	$3,556.8	$3,420.1	$3,389.5	$3,233.3
Long-term debt less current portion	400.0	400.0	25.9	107.6	140.0
Total stockholders’ equity	738.5	715.5	864.1	769.1	761.0
Return on beginning stockholders’ equity (3)	11%	16%	17%	4%	30%
Employee Data:
Number of employees–continuing operations at year end	9,863	9,102	8,533	7,953	7,657
Total revenue per employee (4)	$167,000	$178,000	$172,000	$180,000	$180,000
Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee (4) (5)	$11,000	$17,000	$16,000	$22,000	$25,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.
(5)	Represents earnings from continuing operations before the after tax impact of litigation and contingent commission matters and claims handling obligations related charges.

Certain Non-GAAP Financial Measures

The line item in the preceding selected financial data table entitled “Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee” may be considered a “non-GAAP financial measure” within the meaning of SEC regulations because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Consistent with SEC regulations, a description of such information is provided in the table above and a reconciliation of certain of such items to GAAP is provided herein. Charges in 2006 related to retail contingent commission related matters totaled $9.0 million (or $5.4 million after tax). Charges in 2005 related to litigation related matters, retail contingent commission related matters and claims handling obligations totaled $131.0 million (or $84.2 million after tax), $73.6 million (or $44.2 million after tax) and $5.2 million (or $3.6 million after tax), respectively. There were no such items in 2004, 2007 or 2008. These amounts, which Gallagher believes are non-recurring, were added back to earnings from continuing operations in 2006 and 2005 in order to calculate earnings from continuing operations before litigation and contingent commission related matters and claims handling obligations per employee.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with Arthur J. Gallagher & Co.’s (Gallagher) Consolidated Financial Statements and the related Notes thereto that are included elsewhere herein.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. It generates approximately 87% of revenues domestically, with the remaining 13% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed approximately 72%, 28% and less than 1%, respectively, to 2008 revenues. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged and other investments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Cautionary Language Regarding Forward-Looking Statements” on the last page of the 2008 Annual Report.

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

As markets harden, there historically has been resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms account for almost 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well. While increased use by insureds of these alternative markets historically has reduced commission revenue to Gallagher, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Beginning in 2004 and continuing into 2008, the P/C insurance market has been relatively soft in most lines and in most geographic areas, notwithstanding an abnormally high level of hurricane activity and other natural disasters. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell sharply during first, second and third quarters of 2008. The average premium decline for all commercial accounts, regardless of size, was 13.5% for first quarter, 12.9% for second quarter and 11.0% for third quarter. A similar survey by the CIAB indicated that commercial P/C rates fell again during fourth quarter 2008 by an average of 6.4% for all commercial accounts, regardless of size. However, according to the most recent survey, commercial P/C market premiums showed signs of leveling off in fourth quarter 2008 across small, medium and large accounts and for most major lines of commercial business, noting that premium rate drops eased as insurers tried to hold the line on pricing. The CIAB believes it is still a soft market environment, but the fourth quarter activity may signal the bottom of the soft market, following six years of steady decline. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

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

The recent disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages Gallagher offers its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher. In addition, the deterioration in the economy that occurred in fourth quarter 2008 could adversely impact Gallagher in 2009 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2009 commission revenues when exposure audits by the carriers are performed and subsequent downward premium adjustments are determined and become known. The income effects of subsequent premium adjustments are recorded when the adjustments become known. In addition, some of Gallagher’s clients may cease operations completely due to a prolonged deterioration in the economy.

Contingent Commissions and Other Industry Developments

The insurance industry continues to be subject to scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states with respect to contingent compensation arrangements (generally known as contingent commission or placement service arrangements) and other matters. The Attorney General of the State of New York (the New York AG) issued subpoenas to various insurance brokerage firms and Carriers beginning in April 2004. The investigation by the New York AG, among other things, led to its filing a complaint against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. Following these allegations, Marsh announced that it would permanently eliminate the practice of receiving any form of contingent compensation from Carriers, and shortly thereafter, two other large insurance brokerage firms, Willis Group and Aon Corporation, made similar announcements regarding the discontinuation and unwinding of contingent commissions agreements.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. At December 31, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all of the remaining AVC funds to satisfy part of its Multi-District Litigation settlement obligation (see discussion below).

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

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007. A notice of appeal has been filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled for April 20, 2009.

Gallagher and its subsidiaries continue to be the subject of a number of state investigations concerning various historical business practices in the insurance industry and is fully cooperating with these investigations. See Note 17 to the Consolidated Financial Statements for additional discussion relating to these matters.

Critical Accounting Policies

Gallagher’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts have been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Income Taxes

Gallagher’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. Gallagher reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step involves recognition. Gallagher determines whether it is more likely than not that a tax position will be sustained upon tax examination based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Gallagher recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Tax law requires items be included in Gallagher’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for an amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Gallagher evaluates all significant available positive and negative evidence. Negative evidence includes the existence of losses in recent years. Positive evidences includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions Gallagher uses in forecasting future taxable income require significant judgment and take into account Gallagher’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2008, 2007 and 2006, Gallagher wrote-off $2.7 million, $8.8 million and $1.0 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the 2007 Consolidated Statement of Earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target entity. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Effective January 1, 2009, Gallagher will be required, on a prospective basis, to estimate and record liabilities related to potential earnout obligations as of the acquisition dates for all future acquisitions whose purchase agreements contain such provisions. Subsequent changes in the estimated earnout obligations will be recorded in the statement of earnings when incurred. In light of Gallagher’s historical acquisition activity, subsequent changes in the estimated earnout obligations could have a significant effect on Gallagher’s future results of operations. Potential earnout obligations are typically based upon future earnings of the acquired entities and are not currently included in the purchase price that is recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, are generally recorded as additional goodwill when the earnouts are settled and have no impact on Gallagher’s statement of earnings. Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher will expense all external transaction costs related to its acquisitions as incurred.

Fair Value of Investments

For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors that may indicate that an impairment could exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines the decline in fair value is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

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

Business Combinations and Dispositions

See Notes 4 and 5 to the Consolidated Financial Statements for a discussion of 2008 business combinations and 2008 and 2007 dispositions, respectively. In addition, see Note 3 to the Consolidated Financial Statements for a discussion on dispositions of certain Gallagher consolidated investments in 2008, 2007 and 2006, as applicable.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues. These commission revenues are excluded from organic revenues in order to determine the revenue growth that is associated with the revenue sources that will be continuing in 2008 and beyond. In addition, organic revenue growth excludes the impact of contingent commission revenues and foreign currency translation. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. Gallagher allocates the provision for income taxes to the Brokerage and Risk Management Segments as if those segments were preparing income tax provisions on a separate company basis. As a result, the provision for income taxes for the Financial Services and Corporate Segment reflects the entire benefit to Gallagher of the IRC Section 29-related credits in 2007 and 2006 because that is the segment which produced the credits. The law that provided for IRC Section 29-related credits expired on December 31, 2007. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides the following ratios with respect to its operating results: pretax profit margin before the impact of pretax retail contingent commission related matters, and medical and pension plan changes, compensation expense ratio and operating expense ratio. Pretax profit margin before the impact of pretax retail contingent commission related matters, and medical and pension plan changes represents pretax earnings from continuing operations before the impact of pretax retail contingent commission related matters (in 2006) and the medical plan change (in 2006) divided by total revenues, excluding retail contingent commissions. The compensation expense ratio is derived by dividing compensation expense, after excluding the impact of medical and pension plan changes (in 2006), by total revenues, excluding retail contingent commissions. The operating expense ratio is derived by dividing operating expense, after excluding retail contingent commission related matters (in 2006), by total revenues, excluding retail contingent commissions.

Brokerage

The Brokerage Segment accounted for 72% of Gallagher’s revenue from continuing operations in 2008. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based both upon a percentage of the premium paid by insureds and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission paid to the retail broker by the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	2008	Percent Change	2007	Percent Change	2006
Commissions	$922.5	6%	$867.3	9%	$792.9
Fees	227.6	5%	216.8	16%	186.4
Investment income and other	37.7	25%	30.1	9%	27.5

Total revenues	1,187.8	7%	1,114.2	11%	1,006.8

Compensation	707.4	8%	655.9	10%	598.2
Operating	247.4	8%	229.9	14%	201.5
Depreciation	18.2	13%	16.1	14%	14.1
Amortization	43.2	50%	28.8	39%	20.7
Medical plan change	-	NMF	-	NMF	4.6
Retail contingent commission related matters	-	NMF	-	NMF	9.0

Total expenses	1,016.2	9%	930.7	10%	848.1

Earnings from continuing operations before income taxes	171.6	(6%)	183.5	16%	158.7
Provision for income taxes	67.4	(5%)	71.2	8%	66.0

Earnings from continuing operations	$104.2	(7%)	$112.3	21%	$92.7

Growth - revenues	7%		11%		6%
Organic growth in commissions and fees	0%		2%		5%
Compensation expense ratio	60%		59%		59%
Operating expense ratio	21%		21%		20%
Pretax profit margin excluding retail contingent commission related matters and medical plan change	14%		16%		17%
Effective tax rate	39%		39%		42%
Workforce at end of period (includes acquisitions)	5,747		5,068		4,727

Identifiable assets at December 31	$2,456.1		$2,731.0		$2,580.6

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 (which was collected in full prior to December 31, 2008) and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In third quarter 2008, Gallagher abandoned its efforts to sell its small Irish wholesale brokerage operations and ceased those operations. See Note 5 to the Consolidated Financial Statements for a discussion of Gallagher’s discontinued operations.

In the table above, the revenues and expenses of these operations, for all periods presented, have been reclassified from continuing operations for the Brokerage Segment to discontinued operations and have not been included therein. In Gallagher’s previously reported financial information (prior to 2007), the reinsurance and Irish wholesale brokerage operating results were included in the Brokerage Segment.

The aggregate increase in commissions and fees for 2008 was principally due to revenues associated with acquisitions that were made during 2008 ($101.6 million). Commissions and fees in 2008 included new business production of $153.2 million, which was offset by renewal decreases and lost business of $200.8 million. The increase in commissions and fees for 2007 was principally due to revenues associated with acquisitions that were made during 2007 ($77.2 million) and organic growth from existing operations. Also, contributing to the increase in commissions and fees in 2007 was new business production of $158.0 million, which was offset by renewal rate decreases and lost business of $132.0 million. The organic growth in commission and fee revenues was 0% in 2008, 2% in 2007 and 5% in 2006. The following net commission and fee revenues related to contingent commissions and acquisitions were excluded in deriving the organic growth percentages: $126.9 million in 2008, $90.5 million in 2007 and $41.0 million in 2006. Commissions increased 6% and fees increased 5% in 2008 compared to 2007. Commissions increased 9% and fees increased 16% in 2007 compared to 2006.

Investment income and other, which primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business, increased in 2008 compared to 2007 primarily due to an increase in one-time gains related to sales of small books of business, which was partially offset by a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. One-time gains related to sales of small books of business in 2008 were $23.8 million. Investment income and other increased in 2007 compared to 2006 primarily due to an increase in short-term interest rates, which were partially offset by the increased use of cash to repurchase common stock and fund acquisitions in 2007. Also contributing to the increase in 2007 were $7.1 million of one-time gains related to the sales of small books of business compared to $4.5 million in 2006.

The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($51.5 million in the aggregate) and an increase in severance costs ($1.8 million). These increases were partially offset by a decrease in expense related to employee benefit cost savings ($4.3 million) and stock-based compensation ($0.6 million). The increase in employee headcount in 2008 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months. The increase in compensation expense in 2007 compared to 2006 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($59.8 million in the aggregate), an increase in severance costs ($2.1 million) and the adverse impact of foreign currency translation ($6.2 million). These increases were partially offset by a decrease in expense related to stock-based compensation ($2.6 million) and employee benefit plan cost savings ($7.8 million). The increase in employee headcount in 2007 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

Also contributing to expenses in 2006 was a $4.6 million one-time medical plan termination charge, which was incurred when Gallagher changed its medical plan administrator during fourth quarter 2006. This item is presented in a separate line in the table above labeled medical plan change.

The increase in operating expenses in 2008 compared to 2007 was due primarily to increases in rent expense ($9.7 million), bad debt expense ($3.0 million), professional fees ($2.8 million), foreign exchange ($2.4 million), office expense ($2.1 million) and sales development expenses ($1.2 million), partially offset by a decrease in travel and entertainment costs ($4.4 million) and business insurance ($2.1 million). The increase in rent expense in 2008 is primarily due to lease termination and other real estate charges. Also contributing to the increase in operating expenses in 2008 were expenses associated with the acquisitions completed in the last twelve months. The increase in operating expenses in 2007 compared to 2006 was due primarily to increases in insurance costs ($4.4 million), travel and entertainment costs ($4.7 million), increased costs associated with operational improvement initiatives ($4.3 million), legal costs ($1.5 million), severance related costs ($0.5 million) and the unfavorable impact of foreign currency translation ($2.5 million) in 2007. Also contributing to the increase in operating expenses in 2007 were expenses associated with the acquisitions ($13.4 million) completed in the last twelve months. These increases were partially offset by a decrease in bad debt expense ($2.1 million).

The increases in depreciation expense in 2008 compared to 2007 and in 2007 compared to 2006 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems made during 2008, 2007 and 2006. Also contributing to the increases in 2008 and 2007 was the depreciation expense associated with the acquisitions completed in 2008, 2007 and 2006.

The increases in amortization in 2008 compared to 2007 and in 2007 compared to 2006 were due primarily to amortization expense of intangible assets associated with acquisitions completed in 2008, 2007 and 2006. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements). Also contributing to the increase in amortization expense in 2008 were impairment charges. Based on the results of impairment reviews in 2008, 2007 and 2006, Gallagher wrote-off $2.7 million, $8.8 million and $1.0 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the Consolidated Statement of Earnings.

In 2006, Gallagher recorded a pretax charge of $9.0 million ($5.4 million after tax) to increase its reserve for the costs to be incurred in connection with the regulatory and legal actions by the State Attorneys General and private litigants related to contingent commissions and various other historical business practices, as described more fully in Note 17 to the Consolidated Financial Statements and “Management’s Discussion and Analysis - Contingent Commissions and Other Industry Developments.”

The Brokerage Segment’s effective tax rate in 2008, 2007 and 2006 was 39.0%, 39.0% and 42.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on the overall effective income tax rate in 2008, 2007 and 2006.

Risk Management

The Risk Management Segment accounted for 28% of Gallagher’s revenue from continuing operations in 2008. It provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This segment’s revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	2008	Percent Change	2007	Percent Change	2006
Fees	$461.1	5%	$439.4	11%	$397.3
Investment income and other	3.8	(7%)	4.1	3%	4.0

Total revenues	464.9	5%	443.5	11%	401.3

Compensation	280.6	10%	255.7	10%	233.0
Operating	126.3	13%	112.1	10%	102.1
Depreciation	11.6	4%	11.2	18%	9.5
Amortization	0.5	-	0.5	-	0.5
Medical plan change	-	NMF	-	NMF	2.9

Total expenses	419.0	10%	379.5	9%	348.0

Earnings from continuing operations before income taxes	45.9	(28%)	64.0	20%	53.3
Provision for income taxes	17.7	(27%)	24.4	15%	21.3

Earnings from continuing operations	$28.2	(29%)	$39.6	24%	$32.0

Growth - revenues	5%		11%		8%
Organic growth in fees	5%		11%		8%
Compensation expense ratio	60%		58%		58%
Operating expense ratio	27%		25%		25%
Pretax profit margin	10%		14%		14%
Effective tax rate	39%		38%		40%
Workforce at end of period (includes acquisitions)	3,901		3,830		3,556
Identifiable assets at December 31	$341.2		$352.5		$308.2

The increase in fees for 2008 compared to 2007 was due primarily to new business production and renewal increases of $37.5 million in 2008, offset by lost business of $15.8 million. The increase in fees for 2007 compared to 2006 was due primarily to new business and renewal rate increases of $58.0 million in 2007, offset by lost business of $16.0 million. Also contributing to the increase in 2007 was $3.5 million of non-recurring revenues related to the collection of an historical make-whole payment received in fourth quarter 2007. The organic growth in fee revenues was 5% in 2008, 11% in 2007 and 8% in 2006. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations. Thus, there is no material difference between GAAP revenues and organic revenues for the Risk Management Segment.

Investment income and other primarily represents interest income earned on Gallagher’s cash and cash equivalents. The decrease in investment income in 2008 compared to 2007 is due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. Investment income was relatively unchanged in 2007 compared to 2006.

The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees and salary increases ($21.9 million in the aggregate), temporary help ($1.5 million), employee benefit costs ($1.3 million) and the unfavorable impact of foreign currency translation ($0.2 million). The increase in compensation expense in 2007 compared to 2006 was due to an increase in the average number of employees and salary increases ($23.3 million in the aggregate), an increase in incentive compensation ($2.9 million) and the adverse impact of foreign currency translation ($3.8 million), partially offset by a decrease in employee benefit plan costs ($4.9 million) and decreased temporary-help costs ($2.4 million). The increase in employee headcount in 2008 and 2007 relates to the hiring of additional staff to support claims activity related to anticipated new business.

Also contributing to expenses in 2006 was a $2.9 million one-time medical plan termination charge, which was incurred when Gallagher changed its medical plan administrator during fourth quarter 2006. This item is presented in a separate line in the table above labeled medical plan change.

The increase in operating expenses in 2008 compared to 2007 was primarily due to the unfavorable impact of foreign currency translation ($5.8 million) and increases in professional fees ($4.0 million), rent expense ($2.4 million), office expense ($1.3 million) and bad debt expense ($1.2 million), partially offset by a decrease in travel and entertainment costs ($1.8 million). The increase in rent expense in 2008 is primarily due to lease termination and other real estate charges ($0.6 million). The increase in operating expenses in 2007 compared to 2006 was primarily due to increases in insurance costs ($2.3 million), professional fees ($1.3 million), rent expense ($2.7 million), office expense ($1.6 million) and travel and entertainment costs ($1.2 million).

The increases in depreciation expense in 2008 compared to 2007 and in 2007 compared to 2006 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense was relatively unchanged in 2008 compared to 2007 and in 2007 compared to 2006. Historically, the Risk Management Segment has made few acquisitions, and no material acquisitions were made by this segment in 2008, 2007 or 2006.

The Risk Management Segment’s effective tax rate in 2008, 2007 and 2006 was 39.0%, 38.0% and 40.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on changes in the overall effective income tax rate in 2008 compared to 2007 and 2007 compared to 2006.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged, clean-energy, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. Gallagher has been winding down its financial services activities since 2003, and management exited its positions in the IRC Section 29 Syn/Coal investments in 2008. In 2007, the Financial Services and Corporate Segment also included interest income on invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments at December 31, 2008 and 2007 and a detailed discussion on the nature of the investments held. See Note 8 to the Consolidated Financial Statements for a summary of Gallagher’s debt at December 31, 2008 and 2007. Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	2008	Percent Change	2007	Percent Change	2006
Investment income (loss):
Asset Alliance Corporation (AAC)	$(1.5)	69%	$(4.8)	NMF	$(0.9)
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	3.0	(72%)	10.9	(66%)	32.2
Consolidated facilities	-	NMF	52.2	6%	49.3
Other alternative energy investments	-	NMF	(0.1)	92%	(1.3)
Real estate and venture capital investments	(0.7)	(117%)	4.2	(46%)	7.8

Total investment income	0.8	(99%)	62.4	(28%)	87.1
Investment gains (losses)	(8.5)	NMF	3.2	113%	(25.1)

Total revenues	(7.7)	(112%)	65.6	6%	62.0

Investment expenses:
IRC Section 29 Syn/Coal facilities:
Unconsolidated facilities	(1.8)	(114%)	12.7	(31%)	18.4
Consolidated facilities	-	NMF	69.8	(6%)	74.1
Compensation, professional fees and other	11.7	(6%)	12.5	12%	11.2

Total investment expenses	9.9	(90%)	95.0	(8%)	103.7
Operating - state tax matters	7.5	NMF	-	NMF	-
Interest	28.6	79%	16.0	88%	8.5
Depreciation	0.2	(90%)	2.0	(73%)	7.3

Total expenses	46.2	(59%)	113.0	(5%)	119.5

Loss from continuing operations before income taxes	(53.9)	(14%)	(47.4)	18%	(57.5)
Benefit for income taxes	(32.9)	34%	(50.1)	18%	(61.2)

Earnings (loss) from continuing operations	$(21.0)	NMF	$2.7	(27%)	$3.7

Identifiable assets at December 31	$474.0		$473.3		$531.3

Investment income from AAC is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the dividend income on its preferred stock investments as such income is earned. Full payment of Gallagher’s debt instrument in AAC was received in December 2006 and the preferred stock investment has been substantially redeemed. The AAC related loss was lower in 2008 than in 2007 primarily due to the impairment and capitalized professional fee write-offs by AAC in 2007 discussed below. The AAC related loss was greater in 2007 compared to 2006 primarily due to Gallagher’s equity basis portion of AAC losses, which included AAC’s impairment write-down of one of its investment managers and the write-off by AAC of professional fees capitalized by AAC related to an unsuccessful equity offering.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from unconsolidated facilities and income from consolidated facilities. Income from the unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interests in limited partnerships that operated IRC Section 29-related Syn/Coal facilities. Income from the consolidated facilities relates to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities (only one facility was consolidated as of May 17, 2007) that were held by Gallagher to generate IRC Section 29-related Syn/Coal credits. The decrease in income from these investments in 2008 compared to 2007 was due to the expiration of IRC Section 29-related tax credits as of December 31, 2007. The 2008 amount related to the unconsolidated facilities represents adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out of tax credits compared to the phase-out based on the actual factor published by the IRS in April 2008. The decrease in income from the unconsolidated investments in 2007 compared to 2006 was primarily due to the IRC Section 29 phase-out of 67% for 2007 compared to 33% for 2006. The increase in income from the consolidated investments in 2007 compared to 2006 was primarily due to these facilities being operated throughout all of 2007 as compared with 2006, during which they were idled until June 12, 2006, offset by the negative impact of the 100% increase in the IRC Section 29 phase-out.

Income from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas and to installment sale gains from the sales of Biogas partnerships. The revenues in 2008 compared to 2007 were relatively unchanged. The improvement in the loss from other alternative energy investments in 2007 compared to 2006 was primarily due to a decrease in the losses ($2.0 million) of the entity that operates the Biogas projects and the pipeline offset by a decrease ($1.0 million) in Biogas installment sale gains due primarily to the 100% increase in the IRC Section 29 phase-out.

Income from real estate and venture capital investments primarily relates to Gallagher’s portion of the earnings of these entities that are accounted for using equity method accounting, changes in the market value of public company stock and in 2007, interest earnings related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement ($2.4 million), which was entered into on August 3, 2007. The reduction in income from these investments in 2008 compared to 2007 is primarily related to Gallagher’s equity portion of the reduction in income related to the largest venture capital fund ($2.2 million) and the interest earnings that did not recur in 2008. For 2006, this income category included rental income of $4.9 million related to Gallagher’s 60% ownership interest in a limited partnership that, prior to December 2006, owned the building that Gallagher leases for its home office and several of its subsidiary operations. In December 2006, the real estate partnership sold Gallagher’s home office land and building. Also included in this income category was rental income related to Gallagher’s 90% ownership interest in an airplane leasing company that leased two cargo airplanes to the French Postal Service. The 2007 decrease in income from this investment ($3.4 million) was due to Gallagher selling its 90% ownership interest in January 2007. For 2006, this income category included income (losses) from the investment in a low income housing (LIH) developer. There was a $1.9 million improvement in 2007 from a lack of losses generated under equity method accounting from the LIH developer due to Gallagher selling off its interests in the LIH developer in fourth quarter 2006. In 2007, income from one of the venture capital funds increased by $1.6 million from 2006.

Investment gains (losses) primarily include realized gains and losses that occurred in the respective years related to impairments, dispositions and recoveries of venture capital investments and clean energy investments.

During 2008, Gallagher recognized a net investment loss of $8.5 million, the main components of which were as follows: $6.3 million of losses from equity method accounting related to Gallagher’s exercises of its remaining options to acquire an additional indirect ownership of 16.0% from existing owners of Chem-Mod LLC (Chem-Mod). In addition, during fourth quarter 2008, AAC management notified Gallagher that it was (i) canceling its planned IPO, (ii) seeking other strategies alternatives, and (iii) would likely need to fund additional cash resources to fund its operations past-mid 2009. As a result, Gallagher took a $5.8 million impairment charge on its common stock investment in AAC. These losses were offset by the reversal of the $4.4 million reserve for the reclamation of a former coal production site, upon its sale, offset by sales expenses of $0.5 million.

During 2007, Gallagher recognized a net gain of $3.2 million, the main components of which were as follows: $14.5 million gain from an oil price derivative related to hedge position established for IRC Section 29-related tax credits, a $5.5 million loss as a result of equity method accounting related to the investment made to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod, a $4.4 million loss to establish a reserve for the reclamation of a former coal production site and a $1.8 million impairment loss on a LIH bridge loan.

During 2006, Gallagher recognized a net investment loss of $25.1 million, the main components of which were as follows: a $2.2 million loss as a result of a fair market value adjustment for the option costs of clean energy related ventures C-Quest Technologies LLC (C-Quest) and C-Quest Technologies International LLC (C-Quest International), a $2.4 million loss as a result of the write-offs of its equity investments in the C-Quest entities, an $8.5 million loss on an oil price derivative instrument related to IRC Section 29-related investments, a $4.2 million loss on the sale of its 60% interest in the home office land and building, a $3.0 million loss on the sale of its interests in the LIH developer, a $2.7 million loss on the sale of its interests in the airplane leasing company and a $2.4 million loss related to the write-down of two waste-to-energy (Biomass) partnerships.

Investment expenses primarily included the operating expenses of the IRC Section 29-related Syn/Coal facilities, and expenses related to a Headwaters Incorporated (Headwaters) royalty expense. The decreases in investment expenses related to the unconsolidated and consolidated facilities in 2008 compared to 2007 were due to the expiration of IRC Section 29 related tax credits as of December 31, 2007. The 2008 amount represents the adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out of tax credits compared to the phase-out based on the actual factor published by the IRS in April 2008. The investment expenses in 2007 related to the unconsolidated facilities decreased compared to 2006 primarily due to a $6.5 million decrease in the Headwaters royalty as a result of the increased IRC Section 29 phase-out in 2007. In connection with the Headwaters licensing agreement, Gallagher recorded $8.9 million and $15.4 million of royalty expense in 2007 and 2006, respectively. The investment expenses in 2007 related to the consolidated facilities decreased compared to 2006 due to an increase in production volume offset by the favorable impact on production expenses of the increased phase-out.

The decrease in investment expenses in 2008 related to compensation, professional fees and other expenses was due primarily to a decrease in salaries, incentive compensation and benefits ($2.2 million), offset by $1.0 million of one-time bonus and severance charges and a $0.8 million increase in professional fees. The increase in investment expenses in 2007 related to compensation, professional fees and other expenses was due to an increase in incentive compensation and related benefits ($0.6 million), and an increase in operating expenses of the home office facility ($1.4 million), partially offset by a decrease in expenses related to the airplane leasing company ($0.6 million).

The operating-state tax matters expense in 2008 was due to a one-time $7.5 million provision related to certain prior year state tax matters.

The increase in interest expense in 2008 compared to 2007 was primarily due to the $14.8 million increase in interest related to Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, partially offset by a $1.8 million reduction in interest incurred on borrowings made under Gallagher’s unsecured multicurrency credit agreement. The increase in interest expense in 2007 compared to 2006 was primarily related to Gallagher’s $400.0 million Note Purchase Agreement ($10.9 million), plus interest incurred on the 2007 borrowings made under Gallagher’s unsecured multicurrency credit agreement ($4.6 million) (which was fully repaid on August 7, 2007), partially offset by a decrease in interest expense due to the sales of the home office building in December 2006 ($6.4 million) and the airplane leasing company in January 2007 ($1.5 million). Prior to the sale transactions, these two investments were consolidated into Gallagher’s Consolidated Financial Statements and had outstanding debt.

The decrease in depreciation expense in 2008 compared to 2007 was due to the full depreciation in 2007 for the Syn/Coal facility that continued to be consolidated in 2008 ($0.2 million), the sale of an airplane leasing company in first quarter 2007 ($0.2 million) and the deconsolidation of a Syn/Coal facility in 2007 ($1.4 million). The decrease in depreciation expense in 2007 compared to 2006 was primarily due to the sale of the airplane leasing company ($3.4 million) and the deconsolidation of the Syn/Coal facility in 2007 ($2.0 million).

The law that provided for IRC Section 29 tax credits expired on December 31, 2007. Gallagher’s consolidated effective tax rate in 2009 and future years will likely be approximately 39.0% to 41.0%. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future. The overall effective income tax rate for Gallagher in 2007 and 2006 reflects the impact of tax credits generated by investments in limited partnerships that operated alternative energy projects (IRC Section 29), which are partially offset by state and foreign taxes. Gallagher’s annual effective tax rate, on a consolidated basis, was 31.9%, 22.7% and 16.9% for 2008, 2007 and 2006 respectively. The rates for 2007 and 2006 reflect the impact of 67% and 33% phase-outs of IRC Section 29-related tax credits, respectively. The rates for 2008 and 2007, reflect the impact of the resolution of a number of income tax matters related to prior years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in Gallagher’s tax provision of $16.3 million and $5.9 million, respectively.

Gallagher is an investor in two privately-owned clean energy ventures:

Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-Mod™ Solution. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership interest of 16% from existing owners of Chem-Mod. On May 23, 2008, Gallagher exercised a portion of its option for $250,000 to acquire an additional indirect ownership interest of 0.7% from existing owners of Chem-Mod. On August 18, 2008, Gallagher exercised the remaining portion of its option for $5.3 million to acquire an additional indirect ownership interest of 15.3% from existing owners of Chem-Mod. Effective August 18, 2008, Gallagher now has a 42% direct and indirect ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s consolidated financial statements. Prior to August 18, 2008, these ownership interests in Chem-Mod were accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

On April 19, 2006, Gallagher funded $4.7 million related to another clean energy venture formed by the founders of Chem-Mod, C-Quest. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest International, and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada (the equity interest and option rights in C-Quest and C-Quest International are collectively referred to herein as C-Quest Interests). Currently, Gallagher’s carrying value with respect to its C-Quest Interests is $0.1 million. Gallagher’s options to acquire the additional 22% direct interest in C-Quest and C-Quest International are exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Cash Flows From Operating Activities

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made during 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash provided by operating activities was $160.6 million, $252.3 million and $104.7 million for 2008, 2007 and 2006, respectively. The decrease in cash provided by operating activities in 2008 compared to 2007 was primarily due to interest paid on the $400.0 million of notes issued under the Note Purchase Agreement, an increase in incentive compensation payments, an increase in errors and omissions claim payments and a decrease in operating earnings generated from the Brokerage and Risk Management operations. The increase in cash provided by operating activities in 2007 compared to 2006 was primarily due to the $92.1 million of payments made in first quarter 2006 related to a 2005 litigation settlement and to the $26.9 million Gallagher paid into a fund in first quarter 2006 to be distributed to certain eligible policyholder clients under the AVC. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its non-cash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from operations, adjusted for non-cash items, in the statement of earnings and cash provided by operating activities in the statement of cash flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations may vary substantially from quarter-to-quarter and year-to-year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s Consolidated Balance Sheet as “Restricted cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2008 or in 2009. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize on a prospective basis the funded status of its underfunded defined benefit pension and unfunded retiree medical plans (the Plans) as an accrued benefit plan liability. The offsetting adjustment to the amount of liabilities required to be recognized is recorded in Accumulated Other Comprehensive Earnings (Loss), net of tax, in Gallagher’s consolidated balance sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2008, the funded status of Gallagher’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2008, reflecting a general widening of credit spreads on high quality corporate debt obligations, and negative asset returns. The change in funded status of the Plans resulted in a reduction in noncurrent assets of $14.8 million and an increase in noncurrent liabilities of $56.1 million, including a related adjustment to tax benefits of $28.7 million and a reduction of Gallagher’s stockholders’ equity of $42.2 million in 2008. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2008 or 2007, changes in the pension regulatory environment and investment losses in its pension plan have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Financing Activities

At December 31, 2008, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $194.4 million. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Credit Agreement. There were $132.0 million of borrowings outstanding under the Credit Agreement at December 31, 2008. Due to outstanding letters of credit and borrowings, $304.9 million remained available for potential borrowings under the Credit Agreement at December 31, 2008.

In third quarter 2007, Gallagher entered into a Note Purchase Agreement, as amended, with certain accredited institutional investors, pursuant to which Gallagher issued and sold to the investors $400.0 million in aggregate debt. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. During 2008, Gallagher borrowed and repaid $232.0 million and $100.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions completed in 2008 and earn-out payments related to acquisitions completed prior to 2008. During 2007 and 2006, Gallagher borrowed and repaid $283.9 million and $37.0 million, respectively, under the Credit Agreement. Principal uses of the borrowings under the Credit Agreement in 2007 were to fund acquisitions and earn-out payments related to acquisitions completed prior to 2007 and to fund stock repurchases. Borrowings outstanding under the Credit Agreement in 2007 were fully repaid in third quarter 2007 using proceeds from the Note Purchase Agreement. The remaining net proceeds from the Note Purchase Agreement were principally used for acquisitions and stock repurchases. Principal uses of the borrowings under the Credit Agreement in 2006 were used to fund Gallagher’s short-term cash flow needs and were fully repaid in third quarter 2006 using cash flows from operations.

The Note Purchase Agreement and the Credit Agreement contain various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at December 31, 2008.

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

Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability or willingness of the lenders under its revolving credit facility to honor their commitment to extend credit, the U.S. and global credit crisis could adversely affect its ability to borrow on its revolving credit facility in the future.

Gallagher also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, Gallagher could encounter delays or defaults in payments owed to Gallagher, which could have a significant adverse impact on Gallagher’s consolidated financial condition and results of operations

For a further discussion of risks associated with Gallagher’s financing activity, see Item 1A, “Risk Factors,”

Dividends - Gallagher’s dividend policy is determined by the Board of Directors. Dividends are declared on a quarterly basis by the Board of Directors after consideration of Gallagher’s available cash from earnings, its anticipated cash needs and current conditions in the economy and financial markets.

In 2008, Gallagher declared $121.2 million in cash dividends on its common stock, or $1.28 per common share. On January 15, 2009, Gallagher paid a fourth quarter dividend of $.32 per common share to shareholders of record at December 31, 2008, a 3.3% increase over the fourth quarter dividend per share in 2007. On January 29, 2009, Gallagher announced a quarterly dividend for first quarter of 2009 of $.32 per common share. If the dividend is maintained at $.32 per common share throughout 2009, this dividend level would result in an annualized net cash used by financing activities in 2009 of approximately $123.4 million (based on the outstanding shares as of December 31, 2008), or an increase in cash used of approximately $4.9 million.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Under the plan, Gallagher did not repurchase any shares in 2008 and repurchased 9.2 million shares at a cost of $260.8 million and 1.1 million shares at a cost of $31.3 million in 2007 and 2006, respectively. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, at December 31, 2008, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for 2008 include 55,000 shares (at a cost of $1.3 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2008 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for 2007 also include 37,000 shares (at a cost of $1.0 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2007 restricted stock distributions. The common stock repurchases reported in the Consolidated Statement of Cash flows for 2006 also include 23,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher to settle escrow obligations in connection with two acquisitions made prior to 2006 and 47,000 shares (at a cost of $1.3 million) that were repurchased from its employees to cover their income tax withholding obligations in connection with 2006 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans were $22.6 million in 2008, $22.2 million in 2007 and $24.1 million in 2006. Gallagher has four stock option plans for officers and key employees of Gallagher and its subsidiaries. In May 2008, all of these stock option plans expired and thus Gallagher can no longer grant any new stock options under these plans. All remaining shares that were available for grant under these plans at the date of expiration (3.7 million shares) have expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan (ESPP) which allowed Gallagher’s employees to purchase its common stock at 85% of its fair market value. Effective January 1, 2009, the ESPP was amended such that eligible employees will be allowed to purchase its common stock at 95% of its fair market value. For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher will no longer recognize any compensation expense related to the common stock issued under the ESPP. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $32.0 million, $40.7 million and $33.0 million for 2008, 2007 and 2006, respectively. In 2009, Gallagher expects total expenditures for capital improvements to be approximately $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The decrease in net capital expenditures in 2008 from 2007 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2007.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $274.2 million, $215.0 million and $80.8 million in 2008, 2007 and 2006, respectively. The increased use of cash for acquisitions in 2008 and 2007 was due to the increase in the number of acquisitions made in each respective year. Gallagher completed thirty-seven, twenty-one and eleven acquisitions in 2008, 2007 and 2006, respectively.

During 2008, Gallagher issued 18,000 shares of its common stock, paid $20.1 million in cash and accrued $5.2 million in current liabilities related to earnout obligations of thirteen acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million. During 2007, Gallagher issued 322,000 shares of its common stock, paid $21.7 million in cash and accrued $1.7 million in current liabilities related to earnout obligations of fourteen acquisitions made prior to 2007 and recorded additional goodwill of $26.4 million. During 2006, Gallagher issued 136,000 shares of its common stock, paid $8.9 million in cash and accrued $7.0 million in current liabilities related to earnout obligations of fifteen acquisitions made prior to 2006 and recorded additional goodwill of $17.0 million.

Gallagher’s acquisition program has been an important part of its historical growth in revenues and earnings in its Brokerage Segment. While Gallagher intends to continue to seek to complete acquisitions, its ability to do so using cash may be inhibited in light of current conditions in the economy and financial markets, and there can be no assurance that Gallagher’s level of acquisition activity and growth from acquisitions will be consistent with past levels.

For a further discussion of risks associated with Gallagher’s acquisition activity, see Item 1A, “Risk Factors,”

Dispositions - During 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 (which was collected in full prior to December 31, 2008) and potential proceeds of $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S. reinsurance brokerage business. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

Prior to January 25, 2007, Gallagher owned 90% of an airplane leasing company that leases two cargo airplanes to the French Postal Service. On December 22, 2006, Gallagher agreed to sell its 90% interest in the airplane leasing company and recognized a $2.7 million pretax loss in the Financial Services and Corporate Segment in its 2006 Consolidated Financial Statements. On January 25, 2007, the transaction closed and Gallagher received cash of $0.7 million and extinguished related debt of $27.9 million. On December 7, 2006, the real estate partnership that owned Gallagher’s home office land and building, in which Gallagher has a 60% ownership interest, sold Gallagher’s home office land and building. As a result of the sale, Gallagher received cash proceeds of $7.9 million, extinguished related debt of $75.2 million and recognized a $4.2 million pretax loss in the Financial Services and Corporate Segment.

During 2008, 2007 and 2006, Gallagher sold several small books of business and recognized one-time gains of $23.8 million, $7.1 million and $4.5 million, respectively, which approximated the cash proceeds received related to these transactions.

Gallagher believes it has sufficient capital to meet its short- and long-term cash flow needs. Except for 2008 and 2005, Gallagher’s earnings from continuing operations before income taxes have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. Additionally, Gallagher anticipates that it will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement to fund acquisitions and stock repurchases. In addition, Gallagher may from time-to-time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt markets, equity markets, or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 8 and 17 to the Consolidated Financial Statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its Note Purchase Agreement, Credit Agreement, investment related borrowings, operating leases and purchase commitments at December 31, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Note Purchase Agreement	$-	$-	$-	$-	$-	$400.0	$400.0
Credit Agreement	132.0	-	-	-	-	-	132.0

Total debt obligations	132.0	-	-	-	-	400.0	532.0
Operating lease obligations	65.2	59.0	50.9	40.3	25.2	47.0	287.6
Less sublease arrangements	(2.3)	(2.5)	(2.4)	(2.2)	(1.0)	(0.6)	(11.0)
Outstanding purchase obligations	2.2	0.6	0.6	0.4	-	-	3.8

Total contractual obligations	$197.1	$57.1	$49.1	$38.5	$24.2	$446.4	$812.4

The amounts presented in the table above may not necessarily reflect Gallagher’s actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with Gallagher’s unrecognized tax benefits at December 31, 2008, Gallagher is unable to make reasonably reliable estimates of the period in which cash settlements will be made with the respective taxing authorities. Therefore, $49.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 18 to the Consolidated Financial Statements for a discussion on income taxes.

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated on December 31, 2007, with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At December 31, 2008, $13.1 million of LOCs (for which Gallagher has $5.0 million of liabilities recorded at December 31, 2008) were outstanding under the Credit Agreement. There were $132.0 million of borrowings outstanding under the Credit Agreement at December 31, 2008. Accordingly, at December 31, 2008, $304.9 million remained available for potential borrowings, of which $111.9 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - Gallagher generally operates in leased premises at its other locations. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding at December 31, 2008. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2008 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2009	2010	2011	2012	2013	Thereafter
Investment related:
Letters of credit	$-	$-	$-	$-	$-	$13.1	$13.1
Funding commitments	0.6	-	-	-	0.3	0.7	1.6

Total commitments	$0.6	$-	$-	$-	$0.3	$13.8	$14.7

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect the actual future cash funding requirements. See Note 17 to the Consolidated Financial Statements for a discussion of Gallagher’s funding commitments related to its Financial Services and Corporate Segment and the Off-Balance Sheet Debt section below for a discussion of other LOCs. All of the LOCs represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher acquired one-hundred twenty-two companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2008 acquisitions are disclosed in Note 4 to the Consolidated Financial Statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2008 was $291.5 million and related to acquisitions made by Gallagher in the period from 2005 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at December 31, 2008 and 2007 that was recourse to Gallagher.

At December 31, 2008, Gallagher had posted two LOCs totaling $7.4 million in the aggregate related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $5.0 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At December 31, 2008, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at December 31, 2008 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at December 31, 2008 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at December 31, 2008.

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

At December 31, 2008, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at December 31, 2008 was $357.7 million due to their long-term duration and fixed interest rates. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at December 31, 2008 and the resulting fair values would be $24.9 million higher than their carrying value.

At December 31, 2008, Gallagher had $132.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at December 31, 2008 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2008 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $0.6 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for 2008, 2007 and 2006.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Commissions	$922.5	$867.3	$792.9
Fees	688.7	656.2	583.7
Investment income and other - Brokerage and Risk Management	41.5	34.2	31.5
Investment income and other - Financial Services and Corporate	0.8	62.4	87.1
Investment gains (losses)	(8.5)	3.2	(25.1)

Total revenues	1,645.0	1,623.3	1,470.1

Compensation	988.0	911.6	838.7
Operating	381.2	342.0	312.6
Investment expenses	9.9	95.0	103.7
Interest	28.6	16.0	8.5
Depreciation	30.0	29.3	30.9
Amortization	43.7	29.3	21.2

Total expenses	1,481.4	1,423.2	1,315.6

Earnings from continuing operations before income taxes	163.6	200.1	154.5
Provision for income taxes	52.2	45.5	26.1

Earnings from continuing operations	111.4	154.6	128.4

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(45.5)	(18.3)	(1.4)
Gain on disposal of operations	12.2	-	-
Provision (benefit) for income taxes	0.8	(2.5)	(1.5)

Earnings (loss) from discontinued operations	(34.1)	(15.8)	0.1

Net earnings	$77.3	$138.8	$128.5

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.19	$1.61	$1.32
Earnings (loss) from discontinued operations	(0.36)	(0.16)	-

Net earnings	$0.83	$1.45	$1.32

Diluted net earnings (loss) per share:
Earnings from continuing operations	$1.18	$1.59	$1.31
Earnings (loss) from discontinued operations	(0.36)	(0.16)	-

Net earnings	$0.82	$1.43	$1.31

Dividends declared per common share	$1.28	$1.24	$1.20

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2008	2007
Cash and cash equivalents	$194.4	$255.9
Restricted cash	551.0	601.4
Investments - current	0.2	7.5
Premiums and fees receivable	826.5	1,303.7
Other current assets	129.9	107.3

Total current assets	1,702.0	2,275.8
Investments - noncurrent	17.9	26.3
Fixed assets - net	88.8	87.9
Deferred income taxes	300.9	292.6
Other noncurrent assets	104.1	118.0
Goodwill - net	596.4	440.6
Amortizable intangible assets - net	461.2	315.6

Total assets	$3,271.3	$3,556.8

Premiums payable to insurance and reinsurance companies	$1,365.3	$1,874.0
Accrued compensation and other accrued liabilities	260.1	281.3
Unearned fees	46.2	44.1
Other current liabilities	55.0	32.8
Corporate related borrowings - current	132.0	-

Total current liabilities	1,858.6	2,232.2
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	274.2	209.1

Total liabilities	2,532.8	2,841.3

Stockholders’ equity:
Common stock - issued and outstanding 96.4 shares in 2008 and 92.0 shares in 2007	96.4	92.0
Capital in excess of par value	230.4	120.2
Retained earnings	452.0	495.9
Accumulated other comprehensive earnings (loss)	(40.3)	7.4

Total stockholders’ equity	738.5	715.5

Total liabilities and stockholders’ equity	$3,271.3	$3,556.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Earnings from continuing operations	$111.4	$154.6	$128.4
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net loss (gain) on investments and other	8.5	(3.2)	25.1
Depreciation and amortization	73.7	58.6	52.1
Amortization of deferred compensation and restricted stock	6.9	6.7	8.6
Stock-based compensation expense	11.4	12.3	16.0
Net change in restricted cash	48.9	32.0	(55.7)
Net change in premiums receivable	58.9	144.4	(1.1)
Net change in premiums payable	(102.3)	(152.2)	16.1
Net change in other current assets	(9.5)	36.8	(10.8)
Net change in accrued compensation and other accrued liabilities	(31.0)	(38.9)	(50.9)
Net change in fees receivable/unearned fees	13.6	(1.1)	(9.8)
Net change in income taxes payable	(10.2)	(4.6)	26.4
Net change in deferred income taxes	18.4	(4.2)	(41.1)
Net change in other noncurrent assets and liabilities	(10.1)	13.9	(3.0)

Net cash provided by operating activities of continuing operations	188.6	255.1	100.3
Earnings (loss) from discontinued operations	(34.1)	(15.8)	0.1
Depreciation and amortization from discontinued operations	13.7	13.0	4.3
Other non-cash items related to discontinued operations	4.6	-	-
Net gain on disposal of discontinued operations	(12.2)	-	-

Net cash provided by operating activities	160.6	252.3	104.7

Cash flows from investing activities:
Net additions to fixed assets	(32.0)	(40.7)	(33.0)
Cash paid for acquisitions, net of cash acquired	(274.2)	(215.0)	(80.8)
Proceeds from sales of discontinued operations	33.1	-	-
Proceeds from sale of consolidated operations	-	0.7	7.9
Net proceeds from investment transactions	11.0	9.1	10.0

Net cash used by investing activities	(262.1)	(245.9)	(95.9)

Cash flows from financing activities:
Proceeds from issuance of common stock	22.6	22.2	24.1
Tax benefit from issuance of common stock	5.2	3.4	7.9
Repurchases of common stock	(1.3)	(261.8)	(33.3)
Dividends paid	(118.5)	(118.8)	(114.4)
Borrowings on line of credit facilities	232.0	283.9	37.0
Repayments on line of credit facilities	(100.0)	(283.9)	(37.0)
Borrowings of corporate related long-term debt	-	400.0	-
Repayments of investment related long-term debt	-	(3.5)	(2.9)

Net cash provided (used) by financing activities	40.0	41.5	(118.6)

Net increase (decrease) in cash and cash equivalents	(61.5)	47.9	(109.8)
Cash and cash equivalents at beginning of year	255.9	208.0	317.8

Cash and cash equivalents at end of year	$194.4	$255.9	$208.0

Supplemental disclosures of cash flow information:
Interest paid	$28.6	$5.2	$9.3
Income taxes paid	40.1	47.8	30.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Earnings	Total
	Shares	Amount	Par Value	Earnings	(Loss)
Balance at December 31, 2005	95.7	$95.7	$216.3	$463.7	$(6.6)	$769.1
Net earnings	-	-	-	128.5	-	128.5
Net change in pension asset/liability, net of taxes of $4.0 million	-	-	-	-	6.2	6.2
Net change in value of foreign hedge net of taxes of $0.2 million	-	-	-	-	0.4	0.4

Comprehensive earnings						135.1
Impact of new pension accounting standard net of taxes of $3.4 million	-	-	-	-	5.0	5.0
Compensation expense related to stock option plan grants	-	-	15.7	-	-	15.7
Tax benefit from issuance of common stock	-	-	7.9	-	-	7.9
Common stock issued in:
Thirteen purchase transactions	1.8	1.8	47.3	-	-	49.1
Stock option plans	1.3	1.3	14.0	-	-	15.3
Employee stock purchase plan	0.4	0.4	8.4	-	-	8.8
Deferred compensation/restricted stock	0.4	0.4	8.2	-	-	8.6
Common stock repurchases	(1.2)	(1.2)	(32.1)	-	-	(33.3)
Cash dividends declared on common stock	-	-	-	(117.2)	-	(117.2)

Balance at December 31, 2006	98.4	98.4	285.7	475.0	5.0	864.1
Net earnings	-	-	-	138.8	-	138.8
Net change in pension asset/liability, net of taxes of $1.0 million	-	-	-	-	(1.4)	(1.4)
Foreign currency translation, net of taxes of $2.0 million	-	-	-	-	3.8	3.8

Comprehensive earnings						141.2
Compensation expense related to stock option plan grants	-	-	12.3	-	-	12.3
Tax benefit from issuance of common stock	-	-	3.4	-	-	3.4
Common stock issued in:
Seventeen purchase transactions	1.6	1.6	43.7	-	-	45.3
Stock option plans	0.7	0.7	12.2	-	-	12.9
Employee stock purchase plan	0.4	0.4	8.9	-	-	9.3
Deferred compensation/restricted stock	0.1	0.1	6.6	-	-	6.7
Common stock repurchases	(9.2)	(9.2)	(252.6)	-	-	(261.8)
Cash dividends declared on common stock	-	-	-	(117.9)	-	(117.9)

Balance at December 31, 2007	92.0	92.0	120.2	495.9	7.4	715.5
Net earnings	-	-	-	77.3	-	77.3
Net change in pension asset/liability, net of taxes of $28.7 million	-	-	-	-	(42.2)	(42.2)
Foreign currency translation, net of taxes of $2.8 million	-	-	-	-	(5.5)	(5.5)

Comprehensive earnings						29.6
Compensation expense related to stock option plan grants	-	-	11.2	-	-	11.2
Tax benefit from issuance of common stock	-	-	5.2	-	-	5.2
Common stock issued in:
Twenty purchase transactions	2.8	2.8	67.2	-	-	70.0
Stock option plans	1.1	1.1	12.9	-	-	14.0
Employee stock purchase plan	0.4	0.4	8.2	-	-	8.6
Deferred compensation/restricted stock	0.1	0.1	6.8	-	-	6.9
Common stock repurchases	-	-	(1.3)	-	-	(1.3)
Cash dividends declared on common stock	-	-	-	(121.2)	-	(121.2)

Balance at December 31, 2008	96.4	$96.4	$230.4	$452.0	$(40.3)	$738.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2008

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, tax advantaged, clean energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Gallagher and all of its majority owned subsidiaries (50% or greater ownership). Substantially all of Gallagher’s investments in partially owned entities in which Gallagher’s ownership is less than 50% are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable ownership percentage of the entity. However, in situations where a less than 50% owned investment has been determined to be a variable interest entity (VIE), as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46) and Gallagher is deemed to be the primary beneficiary, Gallagher will consolidate the investment into its consolidated financial statements under FIN 46 rules. For partially owned entities accounted for using the equity method, Gallagher’s share of the net earnings of these entities is included in consolidated net earnings. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

See Note 5 to the consolidated financial statements for a discussion on the amounts reclassified to discontinued operations related to Gallagher’s global reinsurance and Irish wholesale brokerage businesses.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Revenue Recognition - Gallagher’s revenues are derived from commissions, fees and investment income.

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts have been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carriers. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of small premium P/C transactions and a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Brokerage expense is deducted from gross revenues in the determination of Gallagher’s total revenues. Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by Gallagher’s Brokerage Segment. This expense is recognized in the same manner as commission revenues.

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $5.5 million at December 31, 2008 and 2007, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of year end. The allowance for doubtful accounts was $7.3 million and $6.7 million at December 31, 2008 and 2007, respectively. The allowance for estimated policy cancellations is established through a charge to revenues, while the allowance for doubtful accounts is established through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews the adequacy of these allowances and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Investment income primarily includes interest income, dividend income, net realized and unrealized gains (losses), income (loss) from equity investments, installment gains, income from consolidated investments and gains on sales of operations. Interest income is accrued as it is earned. Income (loss) from equity investments represents Gallagher’s proportionate share of income or losses from investments accounted for using the equity method.

Claims Handling Obligations - Based on legal interpretations and accounting guidance issued by the Institute of Chartered Accountants in the U.K., Gallagher believes that under certain circumstances, it is obligated to provide future claims handling and certain administrative services for its former global risks brokerage clients in the U.K. and former reinsurance brokerage clients in both the U.S. and the U.K. This guidance, which is referred to as FRS 5, is specifically directed to insurance brokers engaged in the industry practice of providing clients future claims handling and administrative services. Accordingly, a liability of $17.4 million and $16.3 million was accrued at December 31, 2008 and 2007, respectively, in the accompanying consolidated balance sheet based on the estimated costs to provide these future services to former clients. This liability is based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews (at least annually) the adequacy of this liability and will make adjustments as necessary. The use of different estimates or assumptions could produce different results. The portion of the claims handling obligation liability that relates to reinsurance brokerage business has been included in discontinued operations.

Earnings per Share - Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares include incremental shares from dilutive stock options, which are calculated from the date of grant under the treasury stock method using the average market price for the period.

Cash and Cash Equivalents - Short-term investments, consisting principally of cash and money market accounts that have average maturities of 90 days or less, are considered cash equivalents.

Restricted Cash - In its capacity as an insurance broker, Gallagher collects premiums from insureds and, after deducting its commissions and/or fees, remits these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by Gallagher and are restricted as to use by laws in certain states and foreign jurisdictions in which Gallagher’s subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, Gallagher invests these funds in cash and money market accounts. Gallagher earns interest income on these unremitted funds, which is included in investment income - Brokerage and Risk Management in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance carriers. Additionally, several of Gallagher’s foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. Gallagher was in compliance with these requirements at December 31, 2008.

Related to its third party administration business, Gallagher is responsible for client claim funds that it holds in a fiduciary capacity. Gallagher does not earn any interest income on these funds held. These client funds have been included in restricted cash, along with a corresponding liability, in the accompanying consolidated balance sheet.

Investments - Gallagher has a management investment committee that meets four to six times per year to review Gallagher’s investments. For investments that do not have quoted market prices, Gallagher utilizes various valuation techniques to estimate fair value and proactively looks for indicators of impairment. Factors, among others, that may indicate that an impairment could exist include defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on Gallagher for future financial support, Gallagher assesses its willingness and intent to provide future funding in determining impairment.

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of loans, Gallagher discounts the expected future cash flows from principal and interest payments. This requires Gallagher to exercise significant judgment when estimating both the amount and the timing of the expected cash flows. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no impairment may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and Gallagher has the ability and intent to hold the investment for a period of time sufficient for the value to recover. When Gallagher determines the decline in fair value is other-than-temporary, and therefore that an impairment is required, the impairment is recorded as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including the receipt of new information that can dramatically change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Due to the inherent risk of investments, Gallagher cannot give assurance that there will not be impairments in the future should economic and other conditions change.

Premium Financing - A Brokerage Segment subsidiary of Gallagher makes short-term loans (generally with terms of twelve months or less) to its clients to finance premiums. These premium financing contracts are structured to result in minimal potential bad debt expense to Gallagher. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. Interest income is recognized as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.9 million and $3.4 million at December 31, 2008 and 2007, respectively.

Fixed Assets - Fixed assets are carried at cost, less accumulated depreciation, in the accompanying consolidated balance sheet. Gallagher periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, a loss would be recognized for the difference. Depreciation for fixed assets is computed using the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment	Three to five years
Furniture and fixtures	Three to ten years
Office equipment	Three to ten years
Software	Three to five years
Leasehold improvements	Lesser of remaining life of the asset or life of the lease

Intangible Assets - Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five to six years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2008, 2007 and 2006, Gallagher wrote-off $2.7 million, $8.8 million and $1.0 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Income Taxes - Deferred income tax has been provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Fair Value of Financial Instruments - The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2008 and 2007, approximate fair value because of the short maturity of these instruments. Fair values for investments, where applicable, at December 31, 2008 and 2007 are disclosed in Note 3 to the consolidated financial statements. See Note 8 to the consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2008 and 2007 under Gallagher’s debt agreements.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings incident to the nature of its business. Gallagher records liabilities for material loss contingencies, including legal costs (such as fees and expenses of external lawyers and other service providers) to be incurred, when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. Such contingent liabilities are not discounted. To the extent such losses and legal costs can be recovered under Gallagher’s insurance programs, estimated recoveries are recorded concurrently with the losses recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess its potential liability, Gallagher analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of different factors, including new developments in, or changes in approach, such as changing the settlement strategy as applicable to each matter.

Stock-Based Compensation - Gallagher uses the modified-prospective method to account for share-based payments made to employees pursuant to Statement of Financial Accounting Standards (SFAS) No.123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” Under the modified-prospective method, compensation cost is recognized based on the requirements of SFAS 123(R) for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Gallagher uses the alternative transition method of Financial Accounting Standards Board (FASB) Staff Position SFAS 123R-3 to determine the accounting of the income tax effects of payments made related to stock-based compensation.

SFAS 123(R) requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, for 2007 and future stock option grants, Gallagher has adjusted its existing accounting policy to recognize compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. However, stock options granted after May 15, 2007 no longer contain the accelerated vesting upon retirement provision.

Defined Benefit Pension and Other Postretirement Plans - Gallagher recognizes in its consolidated balance sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. Gallagher utilizes December 31 as the measurement date for its plan assets and benefit obligations. See Notes 15 and 16 to the consolidated financial statements for additional information required to be disclosed related to its defined benefit postretirement plans.

2.	Effect of New Accounting Pronouncements

Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported for financial assets and liabilities in Gallagher’s 2008 consolidated financial statements.

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items to which the deferral applies include the following:

•

Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•

Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•

Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

Gallagher elected to delay the adoption of SFAS No. 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein.

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

Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

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

SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Gallagher elected not to report any financial assets or liabilities at fair value under SFAS 159 in its 2008 consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target entity. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Effective January 1, 2009, Gallagher will be required, on a prospective basis, to estimate and record liabilities related to potential earnout obligations as of the acquisition dates for all future acquisitions whose purchase agreements contain such provisions. Subsequent changes in the estimated earnout obligations will be recorded in the statement of earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities and are not currently included in the purchase price that is recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, are generally recorded as additional goodwill when the earnouts are settled and have no impact on Gallagher’s statement of earnings. Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher will expense all external transaction costs related to its acquisitions as incurred.

3.	Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	December 31, 2008			December 31, 2007
Investments:	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments in Asset Alliance
Corporation (AAC):
Common stock	$-	$1.8	$-	$-	$9.3
Preferred stock	-	0.2	-	5.3	0.3
Distribution receivable	0.2	-	-	-	-

Total AAC investments	0.2	2.0	-	5.3	9.6

Alternative energy investments:
IRC Section 29 Syn/Coal production net receivables	-	-	-	1.6	-
Equity interest in biomass projects and pipeline	-	8.8	-	0.3	8.8
Clean energy related ventures	-	1.3	0.6	0.1	0.8

Total alternative energy investments	-	10.1	0.6	2.0	9.6

Real estate and venture capital investments	-	5.8	1.0	0.2	7.1

Total investments	$0.2	$17.9	$1.6	$7.5	$26.3

Asset Alliance Corporation - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC, an investment management company that owns up to a two-thirds interest in nine private investment management firms (the Firms). The preferred stock investment was substantially redeemed in 2008. AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which portfolios totaled approximately $1.9 billion at December 31, 2008. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for the common stock portion its holdings in AAC’s common stock using equity method accounting and accounts for the dividend income on its preferred stock investments as it is earned.

Alternative Energy Investments - Gallagher made investments in partnerships formed to develop energy that qualified for tax credits under Internal Revenue Code (IRC) Section 29. These consist of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which (prior to 2008) owned and leased equipment that processed qualified fuel under IRC Section 29. Gallagher had an interest in five IRC Section 29-related Biomass limited partnerships and five IRC Section 29-related Syn/Coal limited partnerships or limited liability companies that generated tax benefits to Gallagher in the form of both tax deductions for operating losses and tax credits. Gallagher recognized the tax credits as a component of the provision for income taxes as they were allocated by the partnerships.

The law that provided for the IRC Section 29-related tax credits expired on December 31, 2007. Effective December 31, 2007, all of the IRC section 29-related Syn/Coal facilities were idled and the production of synthetic coal was stopped. Gallagher has been winding down its IRC Section 29 Syn/Coal partnerships during 2008. Three of the five Biomass limited partnerships and all of the Syn/Coal limited partnerships have been sold, liquidated or are in the process of being liquidated as of December 31, 2008.

One of the Biomass projects has been determined to be a VIE, as defined by FIN 46 but is not required to be consolidated. Gallagher is a limited partner in this investment. This investment was entered into by Gallagher in 1998. At December 31, 2008, total assets and total debt of this investment were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at December 31, 2008, which equaled the net aggregate carrying value of this investment.

IRC Section 29 Syn/Coal Production Net Receivables represented the uncollected installment sale proceeds as of each balance sheet date related to Gallagher’s sales of several IRC Section 29-related operations (Biomass and Syn/Coal) that were either partially or completely sold to third parties.

In connection with the sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and for the Syn/Coal partnerships, also obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). At December 31, 2008, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $224.7 million at December 31, 2008 to the purchasers of certain Syn/Coal facilities, if it were found that Gallagher had misrepresented IRC Section 29 facts or had breached its representation or warranties provided in the respective sale agreements. With respect to the Syn/Coal partnerships, Gallagher had exposure at December 31, 2008 on $179.9 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $39.5 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. However, there can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims-made basis through various dates up to December 31, 2009. Gallagher has not recorded any liability in its December 31, 2008 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for a discussion of the potential exposures related to Syn/Coal at December 31, 2008.

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

Through December 31, 2007, IRC Section 29 had a phase-out provision that was triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase-out Prices,” as determined by the IRS. The IRC Section 29 phase-out percentage for 2007 was 67% and 33% for 2006.

During 2007 and 2006, Gallagher had arrangements with unaffiliated third parties which constituted call spreads on oil futures that created financial hedges which were designed to generate gains to Gallagher in the event of certain levels of increased oil prices. These hedges were not intended to be “perfect hedges” for accounting purposes, but were intended to mitigate a substantial portion of the negative impact to Gallagher of increased oil prices. Any hedging gains were designed to offset a portion of the expenses associated with operating Gallagher’s IRC Section 29-Syn/Coal facilities in the event of a phase-out of IRC Section 29 tax credits. In 2006, Gallagher made an up-front payment of $8.5 million to enter into a financial hedge, which was marked to market value each period with the resulting unrealized gain/loss included in Gallagher’s operating results. The oil price derivative expired on December 31, 2006 and resulted in a realized loss of $8.5 million that was included in Gallagher’s Financial Services and Corporate Segment operating results for 2006. In January 2007, Gallagher made an up-front payment of $2.7 million to enter into a similar arrangement, which was also marked to market value throughout 2007 as part of the Financial Services and Corporate Segment’s operating results. The contract was due to expire on December 31, 2007. In November 2007, Gallagher sold this oil price derivative for $17.2 million and realized a gain of $14.5 million for the year ended December 31, 2007.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass “parent” company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean Energy Related Ventures represents Gallagher’s ownership interests in two privately-owned ventures.

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. On October 17, 2007, Chem-Mod signed its first commercial license agreement with a utility company for use of The Chem-ModTM Solution. Gallagher, through a wholly-owned subsidiary, initially owned a 10% direct equity interest in Chem-Mod and had an option to acquire an additional 32% indirect equity interest in Chem-Mod. On December 28, 2007, Gallagher exercised one-half of its option for $5.5 million to acquire an additional indirect ownership interest of 16% from existing owners of Chem-Mod. On May 23, 2008, Gallagher exercised a portion of its option for $250,000 to acquire an additional indirect ownership interest of 0.7% from existing owners of Chem-Mod. On August 18, 2008, Gallagher exercised the remaining portion of its option for $5.3 million to acquire an additional indirect ownership interests of 15.3% from existing owners of Chem-Mod. Effective August 18, 2008, Gallagher now has a 42% direct and indirect ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s consolidated financial statements (see Consolidated Investments below). Prior to August 18, 2008, these ownership interests in Chem-Mod were accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada (Gallagher’s interests in Chem-Mod and Chem-Mod International LLC are collectively referred to herein as Chem-Mod Interests). Gallagher first began providing funding to Chem-Mod in June 2004. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod Interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Real Estate and Venture Capital Investments - At December 31, 2008 Gallagher had ownership interests in twenty completed and certified low income housing developments with zero carrying value. Gallagher also had investments in four venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $5.8 million, the largest of which was $4.6 million. In addition, Gallagher has ownership interests in one venture capital and two real estate entities that have previously been written-off. Twenty-three of the twenty-seven investments discussed above have been determined to be VIEs but are not required to be consolidated. These were originally invested in between 1997 and 2006. At December 31, 2008, total assets and total debt of these twenty-three investments were approximately $42.0 million and $50.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at December 31, 2008, which equaled the net aggregate carrying value of these investments.

Consolidated Investments - Gallagher had an equity ownership interest of 99% in one IRC Section 29-related Syn/Coal facility, which was consolidated into Gallagher’s consolidated financial statements prior to December 31, 2008. Following the expiration of the IRC Section 29 at December 31, 2007, Gallagher liquidated its ownership interest in this operation.

At December 31, 2008, Gallagher owned, directly and indirectly, 42% of Chem-Mod. This investment has been determined to be a variable interest entity. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements under FIN 46 rules during third quarter 2008. At December 31, 2008, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.4 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

Significant components of investment income were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Investment income and other - Brokerage and Risk Management	$41.5	$34.2	$31.5

Investment income and other - Financial Services and Corporate:
AAC related investments:
Interest and dividends	0.2	0.3	1.2
Loss from equity ownership	(1.8)	(5.1)	(2.1)
Loss on write-down	(5.8)	-	-
IRC Section 29-related Syn/Coal facilities:
Unconsolidated facilities
Installment gains	4.1	7.8	31.7
Other income	(1.1)	3.1	0.5
Consolidated facilities
Operating revenue	-	52.2	49.3
Oil hedge gain (loss)	-	14.5	(8.5)
Other alternative energy investments:
Income (loss) from equity ownership	0.1	(0.6)	(2.7)
Interest and other income (loss)	(0.2)	0.3	0.3
Installment gains	0.2	0.2	1.1
Other realized losses	(6.3)	(5.7)	(7.0)
Real estate, venture capital investments:
Interest, dividends and other income	(0.7)	4.1	1.3
Net realized gains on dispositions, recoveries and impairments	-	0.6	0.3
Reserve for reclamation of a former coal production site	3.9	(4.4)	-
Loss on write-off of real estate investment	(0.3)	-	-
Operating revenue of previously consolidated investments	-	0.1	8.4
Loss from equity ownership of low income housing developer	-	-	(1.9)
Loss on sale or write-off of real estate or venture capital investments	-	(1.8)	(9.9)

Total investment income - Financial Services and Corporate	(7.7)	65.6	62.0

Total investment income	$33.8	$99.8	$93.5

Investment income and other - Brokerage and Risk Management primarily represents interest income earned on Gallagher’s cash and cash equivalents, and one-time gains related to sales of small books of business of $23.8 million, $7.1 million and $4.5 million in 2008, 2007 and 2006, respectively.

Investment income from AAC is primarily derived from Gallagher’s investments in common stock, preferred stock and debt of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the interest and dividend income on its debt and preferred stock investments as it is earned. Full payment of Gallagher’s debt instrument in AAC was received in 2006. Gallagher redeemed substantially all of its preferred stock in 2008. In fourth quarter 2008, Gallagher recorded a $5.8 million impairment write-down of its investment in AAC common stock due to AAC management notifying Gallagher that it was (i) canceling its planned IPO, (ii) seeking strategic alternatives, and (iii) would likely need to find additional cash resources to fund its operations past mid-2009. There is no active or observable market for this investment. Therefore, Gallagher estimated the fair value of this investment at December 31, 2008 based on an analysis of the discounted cash flows from the underlying fund managers of AAC and considered the uncertainty of the future cash flows in establishing the discount rates used. The valuation analysis also included estimates of future operating expenses to be incurred by AAC and the factors discussed above.

Investment income from IRC Section 29-related Syn/Coal facilities consists of two pieces: income from unconsolidated facilities and income from consolidated facilities. Income from the unconsolidated facilities relates to the installment sale gains from the sales of Gallagher’s interests in limited partnerships that operated IRC Section 29-related Syn/Coal facilities. Other income includes consulting fees related to the operations of the facility deconsolidated on May 17, 2007. Income from the consolidated facilities relates to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities that were held by Gallagher to generate IRC Section 29-related Syn/Coal Credits. Total expenses related to the consolidated facilities, including interest and depreciation expenses, relating to this income were ($0.8) million, $79.9 million and $78.1 million in 2008, 2007 and 2006, respectively.

Gallagher recognized a pretax gain in 2007 of $14.5 million and a pretax loss in 2006 of $8.5 million related to oil price derivative investments. The oil price hedging strategies are described above in the section titled “IRC Section 29-related Syn/Coal Matters.”

Investment income (loss) from other alternative energy investments primarily relates to Gallagher’s equity interest in a “parent” company and related partnerships that own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas and investments in clean energy related ventures. Interest and other income includes interest income earned on debt investments related to the Biogas partnerships. Installment gains are generated from sales of Biogas facilities. Other realized losses are a result of writing-off the equity and option investments in the clean energy related ventures in 2008, 2007 and 2006 and an impairment in 2006 on the company that has the rights to the Biogas capture, distribution and sale. During 2008, Gallagher recognized a $6.3 million loss from the equity method accounting related to the investments made to acquire an additional indirect ownership interest of 16% from existing owners of Chem-Mod. During 2007, Gallagher recognized a $5.7 million loss from other alternative energy investments, $5.5 million of which is from the equity method accounting related to the investment made to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod. During 2006, Gallagher recognized a $2.2 million loss as a result of fair market value adjustments for the option costs of C-Quest and C-Quest International, a $2.4 million loss as a result of the write-offs of its equity investments in C-Quest and C-Quest International and a $2.4 million loss related to the write-down of two Biomass partnerships.

Income from real estate and venture capital investments principally relates to interest and dividend income and Gallagher’s portion of the earnings (losses) of these entities that are accounted for using equity method accounting. In addition, this investment income category includes interest earnings of $2.4 million in 2007, related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007 and operating (rental) income from two previously consolidated investments in 2006.

Net realized gains on dispositions, recoveries and impairments include realized gains and losses related to impairments, dispositions and recoveries of real estate and venture capital investments, which included loans and equity holdings in start-up companies. During 2007, Gallagher received $0.6 million related to recoveries from two investments previously written-off. During 2006, Gallagher received $0.3 million related to recoveries from five investments previously written-off. The reserve for reclamation of a former coal production site was established in fourth quarter 2007 based on an impairment review. The property was sold in 2008 and the reserve was reversed net of $0.5 million of sales expense.

4.	Business Combinations

During 2008, Gallagher acquired substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisitions	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payables
	(000s	)
Crist Elliott Machette Insurance Services, Inc.
- January 1, 2008	82		$1.1	$7.4	$-	$1.0	$9.5	$2.0
Petty Burton Associates, Inc.
- January 1, 2008	-		-	1.8	-	0.2	2.0	0.5
Yanni Partners, Inc.
- January 31, 2008	-		-	7.6	-	0.5	8.1	3.4
The Commonwealth Consulting Group, Inc.
- February 1, 2008	9		0.1	4.1	-	0.1	4.3	1.4
Doeren Mayhew Risk Management, LLC
- February 1, 2008	-		-	5.2	-	-	5.2	-
Leicht General Agency
- February 1, 2008	20		-	10.3	-	1.2	11.5	2.5
The Splinter Group, Inc.
- February 1, 2008	19		-	1.4	-	0.5	1.9	1.1

Name and Effective Date of Acquisitions	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Purchase Price	Potential Earnout Payables
	(000s	)
Taylor Benefits
- February 1, 2008	35		0.6	4.1	-	0.2	4.9	3.1
Bankers Financial Benefits
- March 1, 2008	-		-	2.4	-	0.1	2.5	1.1
Healthcare Risk Solutions, LLC
- March 1, 2008	115		2.0	7.3	-	0.7	10.0	3.5
Providium Consulting Group, LLC
- March 1, 2008	-		-	13.5	-	0.5	14.0	8.0
Life Insurance Strategies
- April 1, 2008	-		-	5.1	-	0.1	5.2	5.5
Reimbursement Services, Inc. (RSI)
- May 1, 2008	204		4.0	31.2	-	1.0	36.2	17.6
Specialty Risk, Inc.
- May 1, 2008	-		-	2.2	-	0.2	2.4	2.0
The Lance Group Employee Benefits Specialist, LLC
- June 1, 2008	-		-	2.5	-	0.5	3.0	2.9
Voluntary Benefits Solutions, LLC
- June 1, 2008	-		-	7.1	-	0.5	7.6	11.4
Gale Smith & Company, Inc.
- July 1, 2008	262		5.9	-	-	0.7	6.6	3.5
WM. W. George & Associates Inc. (WGA)
- August 1, 2008	327		7.9	11.9	-	0.7	20.5	5.5
California Insurance Center, Inc. (CIC)
- September 1, 2008	360		7.6	29.3	-	1.9	38.8	9.0
Summit Insurance Group, Inc.
- September 1, 2008	-		-	11.5	-	0.4	11.9	19.0
Oxygen Insurance Managers, Ltd (OIM)
- September 15, 2008	-		-	11.4	-	-	11.4	13.5
Fuller & O’Brien, Inc. (FOB)
- October 1, 2008	179		3.7	10.6	-	0.7	15.0	6.5
Roberts & Roberts Insurance Service, Inc.
- October 1, 2008	47		0.8	1.4	-	0.3	2.5	1.5
Continental Special Risks, Inc.
- November 1, 2008	72		1.2	3.6	-	0.4	5.2	2.9
The HR Group, LLC (HRG)
- November 15, 2008	293		7.0	6.5	0.3	0.5	14.3	18.9
The Treiber Group (TTG)
- December 1, 2008	583		9.3	33.0	-	4.7	47.0	11.0
The Stanton Group (TSG)
- December 1, 2008	-		-	7.0	22.5	1.5	31.0	23.5
Ten other acquisitions completed in 2008	199		4.6	11.9	0.9	0.6	18.0	5.4

	2,806		$55.8	$251.3	$23.7	$19.7	$350.5	$186.2

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2008 was $291.5 million related to acquisitions made by Gallagher during the period from 2005 to 2008.

The following is a summary of the estimated fair values of the assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	RSI	WGA	CIC	OIM	FOB	HRG	TTG	TSG	Twenty Nine Other Acquisitions	Total
Current assets	$0.5	$2.6	$9.8	$1.8	$10.0	$0.5	$13.7	$1.9	$22.5	$63.3
Fixed assets	0.4	—	0.3	—	0.1	0.1	0.3	0.5	1.2	2.9
Goodwill	10.2	9.3	18.0	1.8	5.7	4.8	20.9	14.9	47.7	133.3
Expiration lists	25.0	10.5	19.2	9.4	8.7	9.1	22.8	14.8	85.3	204.8
Non-compete agreements	0.4	0.2	0.3	0.7	0.1	0.2	0.3	0.3	1.5	4.0

Total assets acquired	36.5	22.6	47.6	13.7	24.6	14.7	58.0	32.4	158.2	408.3
Current liabilities	0.3	2.1	8.8	0.2	9.6	0.4	11.0	1.4	21.6	55.4
Noncurrent liabilities	-	-	-	2.1	-	-	-	-	0.3	2.4

Total liabilities assumed	0.3	2.1	8.8	2.3	9.6	0.4	11.0	1.4	21.9	57.8

Total net assets acquired	$36.2	$20.5	$38.8	$11.4	$15.0	$14.3	$47.0	$31.0	$136.3	$350.5

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $133.3 million, $204.8 million and $4.0 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments.

Of the $204.8 million of expiration lists and $4.0 million of non-compete agreements related to the 2008 acquisitions, $14.1 million and $0.8 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $4.8 million, and a corresponding amount of goodwill, in 2008 related to the nondeductible amortizable intangible assets. This amount has not been included in the above table.

During 2008, Gallagher issued 18,000 shares of its common stock, paid $20.1 million in cash and accrued $5.2 million in liabilities related to earnout obligations of thirteen acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million. During 2007, Gallagher issued 322,000 shares of its common stock, paid $21.7 million in cash and accrued $1.7 million in liabilities related to earnout obligations of fourteen acquisitions made prior to 2007 and recorded additional goodwill of $26.4 million. During 2006, Gallagher issued 136,000 shares of its common stock and paid $8.9 million in cash and accrued $7.0 million in liabilities related to earnout obligations of fifteen acquisitions made prior to 2006 and recorded additional goodwill of $17.0 million.

In addition to the above acquisitions, in October 2008, Gallagher acquired a 40.0% equity interest for $5.1 million in Specialized Broking Associates Pty Ltd (SBA), which is headquartered in Perth, Western Australia. Gallagher will account for its holding in SBA’s common stock using equity method accounting.

Gallagher’s consolidated financial statements for the year ended December 31, 2008 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2007 (in millions, except per share data):

	Year Ended December 31,
	2008	2007
Total revenues	$1,753.9	$1,802.8
Earnings from continuing operations	120.7	163.5
Basic earnings from continuing operations per share	1.26	1.66
Diluted earnings from continuing operations per share	1.26	1.64

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2007, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2008 totaled approximately $165.6 million.

On January 21, 2009, Gallagher entered into a definitive agreement to acquire all of the policy renewal rights from Liberty Mutual’s middle-market commercial P/C brokers located in their Midwest and Southeast regions. As part of the agreement, Gallagher expects to hire approximately 75 Liberty Mutual producers in these regions.

Gallagher is also acquiring substantially all of the policy renewal rights and hiring the national producer group from Wausau Signature Agency, Liberty Mutual’s commercial P/C and employee benefits insurance agency headquartered in Wausau, Wisconsin.

When completed, it is expected that the combined transaction will add approximately 120 new insurance sales professionals to Gallagher’s retail commercial P/C brokerage operation.

The definitive agreement includes an initial payment of approximately $44.0 million in cash and Gallagher’s common stock and additional payments in cash or Gallagher’s common stock (at Gallagher’s election) that are based on revenues generated in the two year period beginning twelve months after closing. The maximum potential amount of the additional payments is $120.0 million. The agreement is subject to customary closing conditions and the transaction is expected to close on or about March 1, 2009.

5.	Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $31.8 million in cash and a $1.3 million note receivable to be paid by December 31, 2008 (which was collected in full prior to December 31, 2008) and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In third quarter 2008, Gallagher abandoned its efforts to sell its small Irish wholesale brokerage operations and ceased those operations.

In the accompanying consolidated statement of earnings, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In Gallagher’s previously reported financial information, the operating results for these discontinued operations were included in the Brokerage Segment.

For 2008, Gallagher recorded the following related to its discontinued operations (in millions):

Gain on Disposal of Operations
Cash proceeds from sale	$33.1
Estimated additional sale proceeds to be received	5.0
Book value of net assets sold, principally goodwill and other intangible assets	(20.0)
Severance and other compensation costs	(5.9)

Gain on disposal of operations	12.2

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	(13.0)
Severance and other compensation costs	(14.3)
Accrual of service obligations costs for accounts not sold	(4.9)
Write-off of fixed assets and lease costs	(10.1)
Other	(3.2)

Loss from discontinued operations before income taxes	(45.5)

Provision for income taxes	0.8

Loss from discontinued operations	$(34.1)

In 2008, Gallagher recorded $6.6 million in lease termination and other real estate costs related to its reinsurance brokerage operations. Gallagher expects to record approximately $4.5 million in additional lease termination and other real estate costs in first quarter 2009 when it winds down the remaining leased facilities of the reinsurance brokerage operations. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S. reinsurance brokerage business. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

Total revenues reclassified to discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for 2008, 2007 and 2006 were $10.3 million, $51.8 million and $63.9 million, respectively.

The assets and liabilities included in the accompanying December 31, 2008 and 2007 consolidated balance sheet related to these discontinued operations were as follows (in millions):

	December 31,
	2008	2007
Restricted cash	$30.7	$39.5
Premiums and fees receivables	133.9	587.2
Other current assets	-	3.2
Fixed assets - net	1.3	2.8
Other noncurrent assets	5.1	5.8
Goodwill - net	-	25.8
Amortizable intangible assets - net	-	4.3

Total assets	$171.0	$668.6

Premiums payable to insurance and reinsurance companies	$158.0	$622.2
Other current liabilities	1.7	2.5
Noncurrent liabilities	13.3	9.7

Total liabilities	$173.0	$634.4

6.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2008	2007
Office equipment	$88.8	$91.6
Furniture and fixtures	45.4	74.4
Computer equipment	43.6	34.0
Leasehold improvements	39.8	41.6
Software	25.3	12.4
Other	1.8	0.7
Syn/Coal equipment	-	4.2

	244.7	258.9
Accumulated depreciation	(155.9)	(171.0)

Net fixed assets	$88.8	$87.9

7.	Intangible Assets

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2008	2007
Expiration lists	$563.7	$395.0
Accumulated amortization - expiration lists	(113.4)	(85.9)

	450.3	309.1

Non-compete agreements	19.0	22.9
Accumulated amortization - non-compete agreements	(14.0)	(16.4)

	5.0	6.5

Trade name	6.8	-
Accumulated amortization - trade name	(0.9)	-

	5.9	-

Net amortizable assets	$461.2	$315.6

Estimated aggregate amortization expense for each of the next five years is as follows:
2009		$48.2
2010		46.4
2011		45.1
2012		42.1
2013		40.7

Total		$222.5

The changes in the carrying amount of goodwill for 2008 are as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total

Balance as of January 1, 2008	$431.1	$9.5	$-	$440.6
Goodwill acquired during the year	133.1	0.2	-	133.3
Goodwill related to earnouts paid during the year	23.5	-	-	23.5
Adjustments related to independent appraisals and other purchase accounting adjustments	29.2	-	-	29.2
Goodwill written-off related to sales of business units and disposed operations during the year	(24.9)	-	-	(24.9)
Foreign currency translation adjustments during the year	(5.3)	-	-	(5.3)

Balance as of December 31, 2008	$586.7	$9.7	$-	$596.4

The carrying amount of goodwill at December 31, 2008 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total
United States	$568.4	$9.5	$-	$577.9
Foreign, principally United Kingdom, Australia Bermuda and Canada	18.3	0.2	-	18.5

Total goodwill - net	$586.7	$9.7	$-	$596.4

8.	Credit and Other Debt Agreements

Note Purchase Agreement—On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated (Note Purchase Agreement) with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Notes), in a private placement. In connection with entering into the Note Purchase Agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven year period.

Under the terms of the Note Purchase Agreement, the Notes are redeemable by Gallagher at any time, in whole or in part, at 100% of the principal amount of such Notes being redeemed, together with accrued and unpaid interest and a “make-whole amount”. The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yield plus 0.5% and is designed to compensate the Purchasers for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the Notes. Gallagher currently has no intention of prepaying the Notes.

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at December 31, 2008. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The Notes are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s unsecured multicurrency credit agreement.

Credit Agreement—On October 5, 2005, Gallagher entered into an unsecured multicurrency credit agreement, as amended and restated (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at December 31, 2008. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2008, $13.1 million of LOCs (for which Gallagher had $5.0 million of liabilities recorded at December 31, 2008) were outstanding under the Credit Agreement. See Note 17 to the consolidated financial statements for a discussion on the LOCs. There were $132.0 million of borrowings outstanding under the revolving credit commitment at December 31, 2008. Accordingly, at December 31, 2008, $304.9 million remained available for potential borrowings, of which $111.9 million may be in the form of additional LOCs. The weighted average interest rate on the $132.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 2.28%. The interest rate at January 30, 2009 for a sixty day borrowing was 1.41%.

The following is a summary of Gallagher’s corporate debt (in millions):

	December 31,
	2008	2007
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires 2010	132.0	-

	$532.0	$400.0

The fair value of the $400.0 million Note Purchase Agreement debt at December 31, 2008 was $357.7 million due to the long-term duration and fixed interest rates associated with this debt obligation. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. At December 31, 2008, Gallagher had $132.0 borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates.

See Note 17 to the consolidated financial statements for additional discussion on commitments and contingencies.

9.	Capital Stock

Capital Stock—The table below summarizes certain information about Gallagher’s capital stock at December 31, 2008 and 2007 (in millions, except par value data):

Class	Par Value	Authorized Shares
Preferred stock	No par	1
Common stock	$1.00	400

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006
Earnings from continuing operations	$111.4	$154.6	$128.4
Earnings (loss) from discontinued operations	(34.1)	(15.8)	0.1

Net earnings	$77.3	$138.8	$128.5

Weighted average number of common shares outstanding	93.8	95.9	97.1
Dilutive effect of stock options using the treasury stock method	0.4	1.2	1.3

Weighted average number of common and common equivalent shares outstanding	94.2	97.1	98.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.19	$1.61	$1.32
Earnings (loss) from discontinued operations	(0.36)	(0.16)	-

Net earnings	$0.83	$1.45	$1.32

Diluted net earnings (loss) per share
Earnings from continuing operations	$1.18	$1.59	$1.31
Earnings (loss) from discontinued operations	(0.36)	(0.16)	-

Net earnings	$0.82	$1.43	$1.31

Options to purchase 11.3 million, 7.0 million and 8.9 million shares of common stock were outstanding at December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

11.	Stock Option Plans

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

During 2008, 2007 and 2006, Gallagher recognized $9.6 million, $10.6 million and $13.8 million, respectively, of compensation expense related to its stock option plans.

For purposes of expense recognition in 2008, 2007 and 2006, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	4.0%	4.0%	3.0%
Expected risk-free interest rate	3.0%	4.3%	4.9%
Volatility	25.7%	25.7%	25.8%
Expected life (in years)	5.6	5.4	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during 2008, 2007 and 2006, as determined on the grant date using the Black-Scholes option valuation model, was $4.24, $5.47 and $6.87, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2008, 2007 and 2006 (in millions, except exercise price data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2008
Beginning balance	14.7	$25.36
Granted	0.9	24.43
Exercised	(1.1)	12.90
Forfeited or canceled	(0.8)	26.90

Ending balance	13.7	$26.20	5.02	$16.5

Exercisable at end of year	7.5	$25.91	4.14	$11.4

Ending vested and expected to vest	13.6	$26.19	5.01	$16.4

Year Ended December 31, 2007
Beginning balance	15.2	$24.81
Granted	0.8	28.44
Exercised	(0.7)	16.53
Forfeited or canceled	(0.6)	26.90

Ending balance	14.7	$25.36	5.42	$21.3

Exercisable at end of year	7.3	$24.27	4.47	$16.4

Ending vested and expected to vest	14.5	$25.33	5.40	$21.2

Year Ended December 31, 2006
Beginning balance	16.6	$23.82
Granted	0.4	27.52
Exercised	(1.3)	11.82
Forfeited or canceled	(0.5)	27.28

Ending balance	15.2	$24.81	6.07	$75.3

Exercisable at end of year	6.4	$23.30	5.00	$41.9

Ending vested and expected to vest	14.9	$24.77	6.05	$74.4

Options with respect to 0.3 million shares were available for grant at December 31, 2008.

The total intrinsic value of options exercised during 2008, 2007 and 2006 amounted to $13.7 million, $9.6 million and $20.8 million, respectively. At December 31, 2008, there was approximately $37.6 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at December 31, 2008 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $ 22.70	2.4	2.60	$20.52	1.7	$20.17
23.72 - 24.90	2.5	5.53	24.55	1.2	24.77
24.99 - 27.03	2.3	4.09	26.32	1.5	26.31
27.06 - 27.25	2.4	6.46	27.23	1.0	27.21
27.35 - 29.42	3.0	6.26	29.07	1.2	29.14
29.45 - 36.94	1.1	4.54	32.16	0.9	32.26

$1.11 - $ 36.94	13.7	5.02	$26.20	7.5	$25.91

12.	Deferred Compensation

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

In first quarter 2006, Gallagher contributed $4.3 million to the plan through the issuance of 148,000 shares of Gallagher’s common stock. The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During 2008, 2007 and 2006, $2.5 million, $2.3 million and $2.6 million, respectively, was charged to compensation expense related to this plan. During 2008 and 2006, 67,000 and 30,000 shares of Gallagher’s common stock were vested and distributed to employees under this plan, with an aggregate fair value of $1.7 million and $0.8 million, respectively. No shares were vested or distributed to employees in 2007. At December 31, 2008 and 2007, $11.4 million (related to 713,000 shares) and $13.9 million (related to 780,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at December 31, 2008 and 2007 was $18.5 million and $18.9 million, respectively.

In first quarter 2008 and 2007, the Compensation Committee approved $5.0 million and $4.7 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2008 and 2007, respectively. The fair value of the funded cash award assets at December 31, 2008 and 2007 was $5.8 million and $4.5 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During 2008 and 2007, $1.5 million and $0.8 million, respectively, were charged to compensation expense related to these awards. During 2008 and 2007, cash awards with an aggregate fair value of $0.2 million and $0.1 million, respectively, were vested and distributed to employees under this plan.

13.	Restricted Stock Awards

Gallagher has adopted a restricted stock plan for its directors, officers and certain other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee determines each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. At December 31, 2008, 2.5 million restricted shares were available for grant under this plan.

In 2008, 2007 and 2006, Gallagher granted 285,000, 258,000 and 229,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $6.9 million, $7.4 million and $6.3 million, respectively, at the date of grant.

The 2008, 2007 and 2006 restricted stock awards (restricted shares or related stock units) generally vest annually on a pro rata basis however, 176,000 shares granted in first quarter 2008 and 116,000 shares granted in second quarter 2007 vest in full based on continued employment through March 5, 2012 and May 15, 2011, respectively. The vesting periods of the 2008, 2007 and 2006 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2008	2007	2006
Two years	-	-	58,000
Three years	66,000	61,000	51,000
Four years	176,000	137,000	19,000
Five years	43,000	60,000	51,000
Ten years	-	-	50,000

Total shares granted	285,000	258,000	229,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Prior to June 30, 2006, the restricted stock awards granted by Gallagher typically contained provisions where participants will continue to vest in the awards through the vesting dates if they leave Gallagher and have met the retirement eligible age requirement. Thus, the recognition of stock compensation expense related to restricted stock awards will not follow the vesting schedules presented above. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During 2008, 2007 and 2006, $4.4 million, $4.4 million and $6.0 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 through 2008. At December 31, 2008 and 2007, $5.2 million (related to 329,000 shares) and $5.6 million (related to 346,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at December 31, 2008 and 2007 was $15.6 million and $11.1 million, respectively.

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During 2008, $2.7 million was charged to compensation expense related to this grant.

On March 5, 2008, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $14.6 million in the aggregate to officers and key employees of Gallagher that are denominated in units (616,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2008 grants are similar to the terms discussed above for the 2007 grants; however, the 2008 granted units will fully vest based on continuous employment through January 1, 2011. No compensation expense was recognized during 2008 related to this provisional grant. Based on company performance for 2008, Gallagher does not expect to grant any units in 2009 related to the 2008 provisional grant under the Performance Unit Program.

14.	Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP) under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Under the ESPP, eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher will no longer recognize any compensation expense related to the common stock issued under the ESPP. Currently, 1.9 million shares of Gallagher’s common stock is reserved for future issuance under the ESPP.

The 2008, 2007 and 2006 ESPP information is as follows (in millions, except per share and share data):

	1st	2nd	3rd	4th	Total
2008
Fair market value per share at date of purchase	$23.62	$24.10	$24.38	$25.91
Purchase price per share	$20.08	$20.49	$20.72	$21.40
Shares issued	164,000	94,000	87,000	75,000	420,000
Aggregate purchase price	$3.3	$1.9	$1.8	$1.6	$8.6
Stock compensation expense recognized	$0.6	$0.3	$0.4	$0.3	$1.6
2007
Fair market value per share at date of purchase	$28.33	$27.88	$28.97	$24.19
Purchase price per share	$24.08	$23.70	$23.97	$20.56
Shares issued	146,000	90,000	79,000	82,000	397,000
Aggregate purchase price	$3.5	$2.1	$1.9	$1.8	$9.3
Stock compensation expense recognized	$0.6	$0.4	$0.4	$0.3	$1.7
2006
Fair market value per share at date of purchase	$27.81	$25.34	$26.67	$29.55
Purchase price per share	$23.64	$21.54	$21.54	$22.64
Shares issued	130,000	105,000	83,000	73,000	391,000
Aggregate purchase price	$3.1	$2.3	$1.8	$1.6	$8.8
Stock compensation expense recognized	$0.5	$0.4	$0.5	$0.5	$1.9

15.	Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the pension benefit obligation and accumulated benefit obligation at December 31, 2008 and 2007. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2008	2007
Change in pension benefit obligation:
Benefit obligation at beginning of year	$187.3	$177.6
Service cost	0.4	0.5
Interest cost	11.1	10.6
Net actuarial loss	7.0	2.7
Benefits paid	(4.7)	(4.1)

Benefit obligation at end of year	$201.1	$187.3

Change in plan assets:
Fair value of plan assets at beginning of year	$198.5	$187.5
Actual return on plan assets	(48.8)	15.1
Contributions by Gallagher	-	-
Benefits paid	(4.7)	(4.1)

Fair value of plan assets at end of year	$145.0	$198.5

Funded status of the plan	$(56.1)	$11.2
Unrecognized net actuarial (gain) loss	-	0.4

Net amount recognized	$(56.1)	$11.6

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability/prepaid benefit cost	$(56.1)	$11.2
Accumulated other comprehensive loss (earnings)	65.6	(5.8)

Net amount recognized	$9.5	$5.4

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Service cost—benefits earned during the year	$0.4	$0.5	$0.2
Interest cost on benefit obligation	11.1	10.6	9.8
Expected return on plan assets	(15.6)	(14.8)	(13.8)

Net periodic benefit earnings	$(4.1)	$(3.7)	$(3.8)

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2008	2007
Discount rate	5.75%	6.00%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.25%

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2008	2007
Equity securities	54.0%	61.0%
Debt securities	35.0%	29.0%
Real estate	11.0%	10.0%

Total	100.0%	100.0%

The following benefit payments are expected to be paid by the plan (in millions):

2009	$5.7
2010	6.1
2011	7.0
2012	7.9
2013	8.6
Years 2014 to 2018	56.1

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments shall be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Retirement Security Act of 1974, as amended, (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption of 8.00% was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2008. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2008 or 2009 plan years. This level of required funding is based on the plan being frozen at December 31, 2008 and the aggregate amount of Gallagher’s historical funding. During 2008, 2007 and 2006, Gallagher did not make any contributions to the plan. However, Gallagher is considering making contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

Gallagher also has a qualified contributory savings and thrift (401(k)) plan covering the majority of its domestic employees. Gallagher’s matching contributions (up to a maximum of 5.0% of eligible compensation) are at the discretion of Gallagher’s Board of Directors and may not exceed the maximum amount deductible for Federal income tax purposes. Gallagher contributed $25.1 million, $23.2 million and $20.8 million to the plan in 2008, 2007 and 2006, respectively.

Gallagher also has a nonqualified deferred compensation plan for certain employees who, due to IRS rules, cannot take full advantage of the Gallagher matching contributions under the savings and thrift plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Gallagher’s matching contributions to this plan (up to a maximum of 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of Gallagher’s Board of Directors. Gallagher contributed $1.9 million, $1.7 million and $1.4 million to a rabbi trust maintained under the plan in 2008, 2007 and 2006, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2008 and 2007 including employee contributions and investment earnings thereon, was $53.6 million and $68.8 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

Gallagher also has several foreign benefit plans, the largest of which is a defined contribution plan that provides for contributions by Gallagher of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which are matched 100% by Gallagher, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $7.1 million, $8.4 million and $6.8 million in 2008, 2007 and 2006, respectively.

16.	Postretirement Benefits Other than Pensions

In 1992, Gallagher amended its health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis.

A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2008	2007
Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$8.5	$8.1
Service cost	-	-
Interest cost	0.4	0.4
Net actuarial (gain) loss	(0.5)	0.1
Benefits paid	(0.2)	(0.1)

Benefit obligation at end of year	$8.2	$8.5

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Contributions by Gallagher	0.2	0.1
Benefits paid	(0.2)	(0.1)

Fair value of plan assets at end of year	$-	$-

Funded status of the plan (underfunded)	$(8.2)	$(8.5)
Unrecognized net actuarial gain	(2.8)	(2.9)
Unrecognized transition obligation	2.0	2.6

Net amount recognized	$(9.0)	$(8.8)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(8.2)	$(8.5)
Accumulated other comprehensive earnings	(0.8)	(0.3)

Net amount recognized	$(9.0)	$(8.8)

The components of the net periodic postretirement benefit cost include the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Service cost—benefits earned during the year	$-	$-	$-
Interest cost on benefit obligation	0.4	0.4	0.4
Amortization of transition obligation	0.5	0.5	0.5
Amortization of net actuarial gain	(0.5)	(0.2)	(0.2)

Net periodic benefit cost	$0.4	$0.7	$0.7

The discount rate used to measure the postretirement benefit obligation was 5.25% and 5.50% at December 31, 2008 and 2007, respectively. The discount rate used to measure the net periodic postretirement benefit cost at January 1 was 5.50% and 5.25% for 2008 and 2007, respectively. The transition obligation is being amortized at a rate of $0.5 million per year over a twenty-year period ending on December 31, 2012.

The following assumed healthcare cost trend rates were used at December 31 in determining the plan’s postretirement benefit obligation:

	December 31,
	2008	2007
Healthcare cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2013	2011

The assumed healthcare cost trend rate has a significant effect on the amounts reported and disclosed herein. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects (in millions):

	One-Percentage Point
	Increase	Decrease
Effect on the net periodic postretirement benefit cost in 2008	$0.1	$(0.1)
Effect on the postretirement benefit obligation at December 31, 2008	0.8	(0.7)

The following represents expected future benefit payments to be paid by the plan and contributions to be made by Gallagher (in millions):

	Prior to Reflecting Medicare Part D	After Reflecting Medicare Part D
2009	$0.6	$0.6
2010	0.7	0.6
2011	0.7	0.6
2012	0.7	0.6
2013	0.7	0.6
Years 2014 to 2018	3.6	3.2

17.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 8 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, investment related borrowings, operating leases and purchase commitments at December 31, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Note Purchase Agreement	$-	$-	$-	$-	$-	$400.0	$400.0
Credit Agreement	132.0	-	-	-	-	-	132.0

Total debt obligations	132.0	-	-	-	-	400.0	532.0
Operating lease obligations	65.2	59.0	50.9	40.3	25.2	47.0	287.6
Less sublease arrangements	(2.3)	(2.5)	(2.4)	(2.2)	(1.0)	(0.6)	(11.0)
Outstanding purchase obligations	2.2	0.6	0.6	0.4	-	-	3.8

Total contractual obligations	$197.1	$57.1	$49.1	$38.5	$24.2	$446.4	$812.4

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated on December 31, 2007, with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement. See Note 8 to the consolidated financial statements for a discussion of the terms of the Note Purchase Agreement.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At December 31, 2008, $13.1 million of LOCs (of which Gallagher has $5.0 million of liabilities recorded at December 31, 2008) were outstanding under the Credit Agreement. There were $132.0 million of borrowings outstanding under the Credit Agreement at December 31, 2008. Accordingly, at December 31, 2008, $304.9 million remained available for potential borrowings, of which $111.9 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 8 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - Gallagher’s executive offices of the Financial Services and Corporate Segment and certain subsidiary and branch facilities of the Brokerage and Risk Management Segments are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018.

Gallagher generally operates in leased premises at its other locations. Certain office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $83.7 million in 2008, $72.0 million in 2007 and $66.3 million in 2006.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding at December 31, 2008. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2008 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2009	2010	2011	2012	2013	Thereafter
Investment related:
Letters of credit	$-	$-	$-	$-	$-	$13.1	$13.1
Funding commitments	0.6	-	-	-	0.3	0.7	1.6

Total commitments	$0.6	$-	$-	$-	$0.3	$13.8	$14.7

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect Gallagher’s actual future cash funding requirements. See Note 3 to the consolidated financial statements for a discussion of Gallagher’s funding commitments related to its Financial Services and Corporate Segment and the Off-Balance Sheet Debt section below for a discussion of other LOCs. All of the LOCs represent multiple year commitments and have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher has acquired one-hundred twenty-two companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. The earnout obligations related to the 2008 acquisitions are disclosed in Note 4 to the consolidated financial statements which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2008 was $291.5 million related to acquisitions made by Gallagher in the period from 2005 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at December 31, 2008 or 2007 that was recourse to Gallagher.

At December 31, 2008, Gallagher had posted two LOCs totaling $7.4 million in the aggregate related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $5.0 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At December 31, 2008, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Gallagher’s commitments associated with outstanding LOCs and funding commitments at December 31, 2008 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Gallagher	Maximum Exposure	Liability Recorded
Alternative energy investments
Funding commitment for a production facility for Section 45 tax credit generation - expires 2009	None	None	$0.6	$-

Trigger - as production facility is built
Real estate and venture capital investments
Funding commitments to two funds - expire 2013 and 2019	None	None	1.0	-
Trigger - Agreed conditions met
Other
Credit support (LOCs) for deductibles due by Gallagher on its own insurance coverages - expires after 2013	None	None	7.4	5.0

Trigger - Gallagher does not reimburse the insurance companies for deductibles the insurance companies advance on behalf of Gallagher
Credit enhancement (LOC) for Gallagher’s Bermuda captive insurance operation to meet minimum statutory capital requirements - expires after 2013	(1)	Reimbursement of LOC fees	3.7	-

Trigger - Dissolution or catastrophic financial results of the operation
Credit support (LOC) for clients’ claim funds held by Gallagher’s Bermuda captive insurance operation in a fiduciary capacity - expires after 2013	None	Reimbursement of LOC fees	2.0	-

Trigger - Investments fall below prescribed levels

			$14.7	$5.0

(1)	The majority owners of the operation pledge their percentage ownership portion of any draw.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Gallagher’s 2008 Annual Report for an analysis of the Off-Balance Sheet Commitments. Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect Gallagher’s actual future cash funding requirements.

As more fully described in Note 3 to the consolidated financial statements, at December 31, 2008, Gallagher had funding commitments related to its investments.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorney fees, of which Gallagher paid $8.6 million in November 2007. A notice of appeal has been filed challenging the final approval of the MDL Settlement. A hearing on the appeal is scheduled for April 20, 2009.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. At December 31, 2008, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its obligation under the MDL settlement.

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

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the December 31, 2008 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.0 million and below the upper end of the actuarial range by $5.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

18.	Income Taxes

Gallagher and its principal domestic subsidiaries are included in a consolidated Federal income tax return. Gallagher’s international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Earnings from continuing operations before income taxes:
Domestic	$144.1	$172.3	$142.3
Foreign, principally United Kingdom, Australia and Bermuda	19.5	27.8	12.2

	$163.6	$200.1	$154.5

Provision for income taxes—continuing operations:
Federal:
Current	$13.9	$21.7	$39.9
Deferred	16.8	2.9	(31.4)

	30.7	24.6	8.5

State and local:
Current	10.4	12.0	9.8
Deferred	1.3	2.3	1.5

	11.7	14.3	11.3

Foreign:
Current	12.5	8.8	1.5
Deferred	(2.7)	(2.2)	4.8

	9.8	6.6	6.3

Total provision for income taxes—continuing operations	$52.2	$45.5	$26.1

A reconciliation of the provision for income taxes from continuing operations with the U.S. Federal income tax rate is as follows (in millions):

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$57.3	35.0	$70.0	35.0	$54.1	35.0
State income taxes—net of
Federal benefit	8.6	5.3	8.9	4.4	7.3	4.7
Foreign taxes	3.0	1.8	(3.2)	(1.6)	2.0	1.3
Low income housing and alternative energy tax credits	(3.1)	(1.9)	(28.2)	(14.1)	(50.1)	(32.4)
Amortization expense of low income housing, net of tax benefit	-	-	-	-	0.3	0.2
Foreign dividends and other permanent differences	4.2	2.6	1.3	0.6	0.9	0.6
Stock compensation	0.6	0.4	0.6	0.3	0.7	0.5
Resolution of Federal and state audits	(1.4)	(0.9)	-	-	-	-
Net change in uncertain tax positions	(14.9)	(9.1)	(5.9)	(2.9)	8.9	5.7
Other	(2.1)	(1.3)	2.0	1.0	(2.3)	(1.5)
Impact of sale of the airplane leasing company	-	-	-	-	4.3	2.8

Provision for income taxes—continuing operations	$52.2	31.9	$45.5	22.7	$26.1	16.9

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2008	2007
Gross unrecognized tax benefits at January 1	$55.7	$67.2
Increases in tax positions for current year	13.3	7.7
Settlements	(0.4)	(4.3)
Lapse in statute of limitations	(5.0)	(9.5)
Increases in tax positions for prior years	-	2.3
Decreases in tax positions for prior years	(13.9)	(7.7)

Gross unrecognized tax benefits at December 31	$49.7	$55.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $45.7 million and $50.0 million at December 31, 2008 and 2007, respectively. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2008 and 2007, Gallagher had accrued interest and penalties related to unrecognized tax benefits of $3.4 million and $6.0 million, respectively.

Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2008, Gallagher had been examined by the Internal Revenue Service (IRS) through calendar year 2005. A number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Gallagher’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gallagher’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2008	2007
Deferred tax assets:
Alternative minimum tax (AMT) and other credit carryforwards	$151.2	$163.0
Accrued and unfunded compensation and employee benefits	54.1	43.5
Compensation expense related to stock options	18.9	14.8
Litigation and contingent commission related matters	46.8	52.4
Investment-related partnerships	18.8	28.9
Accrued liabilities	32.9	27.3
Accrued pension liability	26.6	-
Other	9.4	13.1

Total deferred tax assets	358.7	343.0
Valuation allowance for deferred tax assets	-	-

Deferred tax assets	358.7	343.0

Deferred tax liabilities:
Nondeductible amortizable intangible assets	41.1	29.8
Other prepaid items	4.0	3.9
Investment-related partnerships	4.9	4.8
Prepaid pension cost	0.3	2.4
Accrued liabilities	0.2	1.8

Total deferred tax liabilities	50.5	42.7

Net deferred tax assets	$308.2	$300.3

At December 31, 2008 and 2007, $57.8 million and $50.4 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2008 and 2007, $50.5 million and $42.7 million, respectively, of deferred tax liabilities have been included in other current and noncurrent liabilities in the accompanying consolidated balance sheet. AMT credits and other credits have an indefinite and twenty year life, respectively. Gallagher expects to fully utilize the amounts carried forward.

Gallagher does not provide for U.S. Federal income taxes on the undistributed earnings ($25.1 million at December 31, 2008) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $1.5 million at December 31, 2008.

19.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2008 and 2007 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2008
Total revenues	$375.8	$428.9	$428.2	$412.1
Total expenses	348.9	359.6	378.8	394.1

Earnings from continuing operations before income taxes	$26.9	$69.3	$49.4	$18.0

Earnings from continuing operations	$16.3	$41.7	$41.7	$11.7
Earnings (loss) from discontinued operations	(22.3)	(0.9)	(3.9)	(7.0)

Net earnings (loss)	$(6.0)	$40.8	$37.8	$4.7

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.45	$0.44	$0.12
Earnings (loss) from discontinued operations	(0.25)	(0.01)	(0.04)	(0.07)

Net earnings (loss)	$(0.07)	$0.44	$0.40	$0.05

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.45	$0.44	$0.12
Earnings (loss) from discontinued operations	(0.25)	(0.01)	(0.04)	(0.07)

Net earnings (loss)	$(0.07)	$0.44	$0.40	$0.05

2007
Total revenues	$375.0	$427.6	$410.7	$410.0
Total expenses	351.2	367.6	344.3	360.1

Earnings from continuing operations before income taxes	$23.8	$60.0	$66.4	$49.9

Earnings from continuing operations	$21.3	$45.8	$52.4	$35.1
Earnings (loss) from discontinued operations	(1.5)	(2.0)	(0.6)	(11.7)

Net earnings	$19.8	$43.8	$51.8	$23.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.21	$0.47	$0.56	$0.38
Earnings (loss) from discontinued operations	(0.01)	(0.02)	(0.01)	(0.13)

Net earnings	$0.20	$0.45	$0.55	$0.25

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.21	$0.46	$0.54	$0.37
Earnings (loss) from discontinued operations	(0.01)	(0.02)	-	(0.12)

Net earnings	$0.20	$0.44	$0.54	$0.25

20.	Segment Information

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

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged, clean-energy, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt.

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

Financial information relating to Gallagher’s segments for 2008, 2007 and 2006 is as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2008
Revenues:
Commissions	$922.5	$-	$-	$922.5
Fees	227.6	461.1	-	688.7
Investment income and other - Brokerage and Risk Management	37.7	3.8	-	41.5
Investment income and other - Financial Services and Corporate	-	-	0.8	0.8
Investment gains (losses)	-	-	(8.5)	(8.5)

Total revenues	1,187.8	464.9	(7.7)	1,645.0

Compensation	707.4	280.6	-	988.0
Operating	247.4	126.3	7.5	381.2
Investment expenses	-	-	9.9	9.9
Interest	-	-	28.6	28.6
Depreciation	18.2	11.6	0.2	30.0
Amortization	43.2	0.5	-	43.7

Total expenses	1,016.2	419.0	46.2	1,481.4

Earnings (loss) from continuing operations before income taxes	171.6	45.9	(53.9)	163.6
Provision (benefit) for income taxes	67.4	17.7	(32.9)	52.2

Earnings (loss) from continuing operations	$104.2	$28.2	$(21.0)	$111.4

Net foreign exchange gain (loss)	$2.1	$4.4	$-	$6.5

Revenues:
United States	$1,051.7	$391.0	$(7.7)	$1,435.0
Foreign, principally Australia, Bermuda, Canada and the U.K.	136.1	73.9	-	210.0

Total revenues	$1,187.8	$464.9	$(7.7)	$1,645.0

At December 31, 2008
Identifiable assets:
United States	$1,998.2	$272.5	$472.5	$2,743.2
Foreign, principally Australia, Bermuda, Canada and the U.K.	457.9	68.7	1.5	528.1

Total identifiable assets	$2,456.1	$341.2	$474.0	$3,271.3

Goodwill - net	$586.7	$9.7	$-	$596.4
Amortizable intangible assets - net	458.6	2.6	-	461.2

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2007
Revenues:
Commissions	$867.3	$-	$-	$867.3
Fees	216.8	439.4	-	656.2
Investment income and other - Brokerage and Risk Management	30.1	4.1	-	34.2
Investment income and other - Financial Services and Corporate	-	-	62.4	62.4
Investment gains (losses)	-	-	3.2	3.2

Total revenues	1,114.2	443.5	65.6	1,623.3

Compensation	655.9	255.7	-	911.6
Operating	229.9	112.1	-	342.0
Investment expenses	-	-	95.0	95.0
Interest	-	-	16.0	16.0
Depreciation	16.1	11.2	2.0	29.3
Amortization	28.8	0.5	-	29.3

Total expenses	930.7	379.5	113.0	1,423.2

Earnings (loss) from continuing operations before income taxes	183.5	64.0	(47.4)	200.1
Provision (benefit) for income taxes	71.2	24.4	(50.1)	45.5

Earnings from continuing operations	$112.3	$39.6	$2.7	$154.6

Net foreign exchange gain (loss)	$0.6	$1.0	$-	$1.6

Revenues:
United States	$986.7	$375.3	$63.9	$1,425.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	127.5	68.2	1.7	197.4

Total revenues	$1,114.2	$443.5	$65.6	$1,623.3

At December 31, 2007
Identifiable assets:
United States	$2,168.2	$278.9	$470.5	$2,917.6
Foreign, principally Australia, Bermuda, Canada and the U.K.	562.8	73.6	2.8	639.2

Total identifiable assets	$2,731.0	$352.5	$473.3	$3,556.8

Goodwill - net	$431.1	$9.5	$-	$440.6
Amortizable intangible assets - net	312.5	3.1	-	315.6

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2006
Revenues:
Commissions	$792.9	$-	$-	$792.9
Fees	186.4	397.3	-	583.7
Investment income and other - Brokerage and Risk Management	27.5	4.0	-	31.5
Investment income - Financial Services and Corporate	-	-	87.1	87.1
Investment gains (losses)	-	-	(25.1)	(25.1)

Total revenues	1,006.8	401.3	62.0	1,470.1

Compensation	602.8	235.9	-	838.7
Operating	210.5	102.1	-	312.6
Investment expenses	-	-	103.7	103.7
Interest	-	-	8.5	8.5
Depreciation	14.1	9.5	7.3	30.9
Amortization	20.7	0.5	-	21.2

Total expenses	848.1	348.0	119.5	1,315.6

Earnings (loss) from continuing operations before income taxes	158.7	53.3	(57.5)	154.5
Provision (benefit) for income taxes	66.0	21.3	(61.2)	26.1

Earnings from continuing operations	$92.7	$32.0	$3.7	$128.4

Net foreign exchange gain (loss)	$1.8	$0.2	$-	$2.0

Revenues:
United States	$904.3	$346.7	$63.6	$1,314.6
Foreign, principally Australia, Bermuda and the U.K.	102.5	54.6	(1.6)	155.5

Total revenues	$1,006.8	$401.3	$62.0	$1,470.1

At December 31, 2006
Identifiable assets:
United States	$2,012.9	$247.9	$502.0	$2,762.8
Foreign, principally Australia, Bermuda and the U.K.	567.7	60.3	29.3	657.3

Total identifiable assets	$2,580.6	$308.2	$531.3	$3,420.1

Goodwill - net	$307.1	$9.5	$-	$316.6
Amortizable intangible assets - net	209.5	3.6	-	213.1

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule of Gallagher listed in Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gallagher’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 6, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 6, 2009

Management’s Report on Internal Control Over Financial Reporting

Gallagher’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Gallagher’s principal executive officer and principal financial officer, Gallagher conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting Gallagher’s evaluation of the effectiveness of its internal control over financial reporting, Gallagher has excluded sixteen of the thirty-seven acquisitions completed in 2008, which are included in the 2008 consolidated financial statements of Gallagher. Collectively, these acquisitions constituted approximately 2.1% of total assets as of December 31, 2008 and approximately 2.3% of total revenues and 0.6% of earnings from continuing operations for the year then ended.

Based on Gallagher’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. In addition, the effectiveness of Gallagher’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 6, 2009

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the internal control over financial reporting of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of sixteen of the thirty-seven acquisitions completed in 2008, which are included in the 2008 consolidated financial statements of Gallagher. Collectively, these acquisitions constituted approximately 2.1% of total assets as of December 31, 2008 and approximately 2.3% of total revenues and 0.6% of earnings from continuing operations for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 6, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2008, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of December 31, 2008.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Gallagher’s independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

On and effective February 4, 2009, the Board of Directors of Gallagher (the Board) voted to approve and adopt the Amended and Restated Bylaws of Gallagher (the Amended and Restated Bylaws). The following is a summary of the changes effected by the Amended and Restated Bylaws. All section number references are to sections in the Amended and Restated Bylaws.

Section 2.4

The Amended and Restated Bylaws clarify that meetings of stockholders shall be presided over by the chairman or by a person designated by the board of directors and provide that the board of directors shall be entitled to make such rules or regulations for the conduct of meetings of stockholders.

Section 2.9

The Amended and Restated Bylaws revise and clarify certain “advance notice” provisions in connection with stockholder meetings by providing that:

•

Nominations of persons for election as directors and the proposal of business other than nominations may only be made at an annual meeting of stockholders (i) by or at the direction of the board of directors or a committee thereof or (ii) by any stockholder of record who is entitled to vote at the meeting and who complies with the notice procedures set forth in the Amended and Restated Bylaws. Gallagher’s prior bylaws required advance notice only of director nominations.

•

A stockholder’s notice in connection with an annual meeting must be delivered to the secretary at the principal executive offices of Gallagher not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting.

•

Any stockholder’s notice shall set forth: (a) information about each person whom the stockholder proposes to nominate for election or re-election as a director; (b) a brief description of any business desired to be brought before the meeting; (c) the reasons for conducting such business at the meeting and any substantial interest in such business of such stockholder or the beneficial owner, if any, on whose behalf the proposal is made; (d) the name and address of such stockholder and such beneficial owner; (e) the class and number of shares of capital stock of Gallagher owned by such stockholder and such beneficial owner and a representation that the stockholder intends to appear in person or by proxy at the meeting to make such nomination or propose such other business; (f) the class and number of shares that are beneficially owned by such stockholder or beneficial owner as of the date of the notice; (g) a description of any agreement, arrangement or understanding with respect to the nomination or other business between or among such stockholder or beneficial owner and any other person or persons; (h) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the stockholder’s notice by, or on behalf of, such stockholder or beneficial owner, the effect or intent of which is to mitigate loss, manage risk or benefit from changes in the share price of any class of Gallagher’s capital stock, or increase or decrease the voting power of the stockholder or beneficial owner with respect to shares of stock of Gallagher; and (i) a representation whether such stockholder or beneficial owner will engage in a solicitation with respect to the nomination or other business.

•

Nominations of persons for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to Gallagher’s notice of meeting only (1) by or at the direction of the board of directors or a committee thereof or (2) by any stockholder of record who is entitled to vote at the meeting and upon such election and who otherwise complies with the notice procedures set forth in the Amended and Restated Bylaws. In the event Gallagher calls a special meeting of stockholders for the purpose of electing one or more directors to the board of directors, any such stockholder entitled to vote in such election of directors may nominate a person or persons (as the case may be) for election to such position(s) as specified in Gallagher’s notice of meeting, if a notice meeting the requirements described above is delivered to the secretary at the principal executive offices of Gallagher not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.

•

Only such persons who are nominated in accordance with the procedures set forth in Section 2.9 shall be eligible to be elected at an annual or special meeting of stockholders of Gallagher to serve as directors and only such other business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in Section 2.9.

Section 2.10

The Amended and Restated Bylaws provide that if a quorum initially is present at any meeting of stockholders, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 3.12

The Amended and Restated Bylaws clarify that members of the board of directors or any committee may participate in a meeting of the board or committee by means of conference telephone or other communications equipment.

Sections 4.1 and 4.2

The Amended and Restated Bylaws provide that notice to stockholders may be given by electronic transmission in accordance with Section 232 of the Delaware General Corporation Law and that notice to directors may be given personally or by telephone, mail, electronic transmission or other form of recorded communication.

Sections 7.1 to 7.14

The Amended and Restated Bylaws: (a) clarify that Gallagher will indemnify officers, directors and employees in connection with an action, suit or proceeding initiated by such person only if such action, suit or proceeding was authorized or ratified by the board of directors; (b) provide a director, officer or employee must submit certain documentation or information to receive indemnification; (c) eliminate indemnification for agents of Gallagher; (d) provide that if any claim of indemnification is not paid in full, the officer, director or employee bringing such claim may bring a suit to recover the unpaid amount of such claim and, if successful, may also recover the expense of bringing such suit; (e) provide that in addition to any rights granted under the Amended and Restated Bylaws, the board of directors may grant rights to indemnification and to the advancement of expenses to any employee or agent of Gallagher; (f) clarify that the indemnification rights granted to directors and officers in the Amended and Restated Bylaws are contract rights that vest at the time a person becomes a director or officer and may not be affected by subsequent amendment to the Amended and Restated Bylaws; (g) provide that Gallagher will not be liable to indemnify any person for any amounts paid in settlement of any action or claim effected without Gallagher’s written consent, or for any judicial award if Gallagher was not given an opportunity to participate in the defense of such action; and (h) provide a right of subrogation for Gallagher to any and all rights of an officer, director or employee who receives indemnification.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of Gallagher’s Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 to this report and incorporated herein by reference. For a complete understanding, the Amended and Restated Bylaws should be read in their entirety.

Part III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and nominees for directors of Gallagher is included under the captions entitled “Corporate Governance - Board of Directors” and “Election of Directors” in the 2009 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Gallagher is included under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report. Information regarding Gallagher’s Audit Committee is included under the caption entitled “Corporate Governance - Audit Committee” in the 2009 Proxy Statement and is incorporated herein by reference.

The Board of Directors has determined that William L. Bax qualifies as an Audit Committee financial expert, as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. Gallagher’s Audit Committee is a separately designated committee of the Board of Directors and is comprised of the following independent directors: William L. Bax, T. Kimball Brooker, Norman L. Rosenthal and James R. Wimmer.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to Gallagher’s Board of Directors since Gallagher’s disclosure of such procedures under the caption entitled “Corporate Governance - Nomination of Directors” in the 2008 Proxy Statement.

Item 11. Executive Compensation.

Information regarding executive compensation of Gallagher’s directors and executive officers is included in the 2009 Proxy Statement under the caption entitled “Compensation of Executive Officers Compensation Discussion and Analysis,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Gallagher is included under the caption entitled “Ownership of Arthur J. Gallagher & Co. Stock by Directors, Officers and Certain Beneficial Owners” in the 2009 Proxy Statement and is incorporated herein by reference.

Information regarding securities authorized for issuance under Gallagher’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.

Information regarding the number of shares of Common Stock available under Gallagher’s equity compensation plans is included in Item 8, “Financial Statements and Supplementary Data,” under the captions Note 11 (Stock Option Plans) and Note 13 (Restricted Stock Awards).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to relationships and related transactions, and director independence is included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board of Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant services is included in the 2009 Proxy Statement under the caption entitled “Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2008.

(b)	Consolidated Balance Sheet as of December 31, 2008 and 2007.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2008.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2008.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

3.2	Amended and Restated By-Laws of Gallagher.

*10.14.1	Form of First Amendment to Change in Control Agreement between Gallagher and each of its Executive Officers.

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2008).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009).

*10.30.2	Second Amendment to The Arthur J. Gallagher & Co. Employee Stock Purchase Plan.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-9761).

4.1	Instruments defining the rights of security holders (relevant portions contained in the Restated Certificate of Incorporation and By-Laws of Gallagher and the Rights Agreement in Exhibits 3.1, 3.2, and 3.3, respectively, hereby incorporated by reference).

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Gallagher and the Purchasers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

10.1	Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois and Arthur J. Gallagher & Co., dated May 18, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated May 18, 2005, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

10.8	Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2007 among Arthur J. Gallagher & Co., the Other Borrowers Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

*10.10	Board of Directors’ Resolution from meeting on January 26, 1984 relating to consulting and retirement benefits for certain directors (incorporated by reference to the same exhibit number to Gallagher’s Form S-1 Registration Statement No. 2-89195).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to Attachment A to Gallagher’s Proxy Statement dated April 10, 1987 for its Annual Meeting of Stockholders, File No. 0-13480).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2008) - adopted March 5, 2008 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, Amended and restated as of May 19, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27	Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.27.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.27.2	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.27.3	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.27.4	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.27.5	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 22, 2004 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.27.6	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.28	Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, Amended and restated as of January 22, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.28.1	Amendment No. 2 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 20, 2000 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, File No. 1-9761).

*10.28.2	Amendment No. 3 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 18, 2001 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001, File No. 1-9761).

*10.28.3	Amendment No. 4 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 17, 2002 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002, File No. 1-9761).

*10.28.4	Amendment No. 5 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of January 23, 2003 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2003, File No. 1-9761).

*10.28.5	Amendment No. 6 to the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan, Amended as of May 17, 2005 . (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2005, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

*10.30.1	Amendment No. 1 to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

10.37	Settlement Agreement and Mutual Release Dated as of May 1, 2005 by and between Headwaters Incorporated (formerly known as Covol Technologies, Inc.), Square D Company, Arthur J. Gallagher & Co. and AJG Financial Services, Inc. (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2005, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.41	Purchase and Sale Agreement by and between HGC/Two Pierce Limited Partnership, an Illinois limited partnership, and Wells Operating Partnership, L.P., a Delaware limited partnership, dated November 30, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

10.42	Share Purchase Agreement by and between AJG Capital, Inc., an Illinois corporation, and Aviacargo 27125/27347,
LLC, a Delaware limited liability company, and Erste Finance Malta Limited Partnership, a Maltese limited liability company, relating to shares in respect of Aviacargo Leasing Limited, dated January 25, 2007 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated January 25, 2007, File No. 1-9761).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007).

10.44	Asset Purchase Agreement for the Acquisition of Certain Assets of Gallagher Re, Inc. by Aon Re, Inc., dated as of February 22, 2008 (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

10.45	Agreement for the Sale and Purchase of Certain Assets of the UK Reinsurance Business of Arthur J. Gallagher (UK) Limited., dated as of February 22, 2008, among Arthur J. Gallagher (UK) Limited and Aon Limited and Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February, 2009.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.

J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of February, 2009 by the following persons on behalf of the Registrant in the capacities indicated.

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
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2008
Allowance for doubtful accounts	$6.7	$4.0	$(3.4	)(1)	$7.3
Allowance for estimated policy cancellations	5.5	—	—		5.5
Accumulated amortization of goodwill	—	—	—	(2)	—
Accumulated amortization of expiration lists, noncompete agreements and trade names	102.3	57.0	(31.0	)(3)	128.3

Year ended December 31, 2007
Allowance for doubtful accounts	$7.5	$(0.4)	$(0.4	)(1)	$6.7
Allowance for estimated policy cancellations	4.9	0.6	—		5.5
Accumulated amortization of goodwill	6.8	—	(6.8	)(2)	—
Accumulated amortization of expiration lists and noncompete agreements	73.5	41.8	(13.0	)(3)	102.3

Year ended December 31, 2006
Allowance for doubtful accounts	$6.7	$2.6	$(1.8	)(1)	$7.5
Allowance for estimated policy cancellations	4.9	—	—		4.9
Accumulated amortization of goodwill	6.8	—	—	(2)	6.8
Accumulated amortization of expiration lists and noncompete agreements	51.3	24.6	(2.4	)(3)	73.5

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

Exhibit Index

3.2	Amended and Restated By-Laws of Gallagher.

10.14.1	Form of First Amendment to Change in Control Agreement between Gallagher and each of its Executive Officers.

10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2008).

10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009).

10.30.2	Second Amendment to The Arthur J. Gallagher & Co. Employee Stock Purchase Plan.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.