Form 10-Q
period 2009-03-31
GALLAGHER ARTHUR J & CO
filed 2009-05-01
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2009 was 100,200,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2009	2008
Commissions	$233.2	$206.3
Fees	160.9	160.5
Investment income and other:
Brokerage and Risk Management	7.6	7.4
Financial Services and Corporate	0.4	1.6
Investment losses	(1.0)	—

Total revenues	401.1	375.8

Compensation	250.4	237.2
Operating	77.7	87.9
Investment expenses	2.1	1.5
Interest	7.3	6.5
Depreciation	7.7	6.9
Amortization	12.4	8.9

Total expenses	357.6	348.9

Earnings from continuing operations before income taxes	43.5	26.9
Provision for income taxes	15.2	10.6

Earnings from continuing operations	28.3	16.3

Discontinued operations:
Loss on discontinued operations before income taxes	(3.3)	(31.1)
Gain on disposal of operations	0.1	12.4
Provision (benefit) for income taxes	(1.3)	3.6

Loss from discontinued operations	(1.9)	(22.3)

Net earnings (loss)	$26.4	$(6.0)

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.18
Loss from discontinued operations	(0.02)	(0.25)

Net earnings (loss)	$0.27	$(0.07)

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.18
Loss from discontinued operations	(0.02)	(0.25)

Net earnings (loss)	$0.27	$(0.07)

Dividends declared per common share	$.32	$.32

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
Cash and cash equivalents	$192.5	$194.4
Restricted cash	544.4	551.0
Investments - current	0.3	0.2
Premiums and fees receivable	574.9	826.5
Other current assets	132.4	129.9

Total current assets	1,444.5	1,702.0
Investments - noncurrent	17.6	17.9
Fixed assets - net	85.5	88.8
Deferred income taxes	291.7	300.9
Other noncurrent assets	119.3	104.1
Goodwill - net	675.5	596.4
Amortizable intangible assets - net	474.5	461.2

Total assets	$3,108.6	$3,271.3

Premiums payable to insurance and reinsurance companies	$1,065.0	$1,365.3
Accrued compensation and other accrued liabilities	218.3	260.1
Unearned fees	56.4	46.2
Other current liabilities	18.4	55.0
Corporate related borrowings - current	222.0	132.0

Total current liabilities	1,580.1	1,858.6
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	330.3	274.2

Total liabilities	2,310.4	2,532.8

Stockholders’ equity:
Common stock - issued and outstanding 100.2 shares in 2009 and 96.4 shares in 2008	100.2	96.4
Capital in excess of par value	293.0	230.4
Retained earnings	446.2	452.0
Accumulated other comprehensive loss	(41.2)	(40.3)

Total stockholders’ equity	798.2	738.5

Total liabilities and stockholders’ equity	$3,108.6	$3,271.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2009	2008
Cash flows from operating activities:
Earnings from continuing operations	$28.3	$16.3
Adjustments to reconcile earnings from continuing operations to net cash used by operating activities:
Net loss on investments and other	1.0	—
Depreciation and amortization	20.1	15.8
Amortization of deferred compensation and restricted stock	1.3	1.6
Stock-based compensation expense	1.1	2.5
Net change in restricted cash	(8.0)	(57.0)
Net change in premiums receivable	157.5	69.7
Net change in premiums payable	(182.5)	(12.6)
Net change in other current assets	(3.8)	(5.3)
Net change in accrued compensation and other accrued liabilities	(42.6)	(79.6)
Net change in fees receivable/unearned fees	(5.9)	9.7
Net change in income taxes payable	2.3	(0.9)
Net change in deferred income taxes	11.1	5.1
Net change in other noncurrent assets and liabilities	(14.9)	(11.0)

Net cash used by operating activities of continuing operations	(35.0)	(45.7)
Loss from discontinued operations	(1.9)	(22.3)
Depreciation and amortization from discontinued operations	—	13.4
Other noncash items related to discontinued operations	3.0	3.6
Net gain on disposal of discontinued operations	(0.1)	(12.4)

Net cash used by operating activities	(34.0)	(63.4)

Cash flows from investing activities:
Net additions to fixed assets	(5.3)	(8.2)
Cash paid for acquisitions, net of cash acquired	(24.4)	(68.9)
Proceeds from sales of discontinued operations	—	31.8
Net proceeds from investment transactions	0.2	2.6

Net cash used by investing activities	(29.5)	(42.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.6	7.4
Tax benefit from issuance of common stock	—	1.1
Repurchases of common stock	(0.2)	(0.6)
Dividends paid	(30.8)	(28.5)
Borrowings on line of credit facilities	90.0	70.0
Repayments on line of credit facilities	—	(14.0)

Net cash provided by financing activities	61.6	35.4

Net decrease in cash and cash equivalents	(1.9)	(70.7)
Cash and cash equivalents at beginning of period	194.4	255.9

Cash and cash equivalents at end of period	$192.5	$185.2

Supplemental disclosures of cash flow information:
Interest paid	$13.7	$12.9
Income taxes paid	2.5	9.7

See notes to consolidated financial statements.

Notes to March 31, 2009 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Effect of New Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target entity. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the recorded purchase price consideration. The concept of recognizing contingent consideration at a later date, when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141(R) was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted SFAS 141(R), on a prospective basis, to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on Gallagher’s statement of earnings. See Note 4 to the consolidated financial statements for additional discussion on the 2009 business combinations.

Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher expenses all external transaction costs related to its acquisitions as incurred.

3. Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	March 31, 2009			December 31, 2008
	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments:

Asset Alliance Corporation	$0.2	$1.0	$—	$0.2	$2.0
Alternative energy:
Equity interest in biomass projects and pipeline	—	8.7	—	—	8.8
Clean energy related ventures	0.1	2.2	—	—	1.3
Real estate and venture capital	—	5.7	1.0	—	5.8

Total investments	$0.3	$17.6	$1.0	$0.2	$17.9

Asset Alliance Corporation (AAC) - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC, an investment management company that owns up to a two-thirds interest in nine private investment management firms (the Firms). AAC and the Firms collectively manage domestic and international investment hedge fund portfolios for various institutions and individuals, which portfolios totaled approximately $2.0 billion at March 31, 2009. AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for the common stock portion of its holdings in AAC’s common stock using equity method accounting and accounts for the dividend income on its preferred stock investment as it is earned.

Alternative Energy - Historically, Gallagher had investments in limited partnerships or limited liability companies formed to develop energy that qualified for tax credits under Internal Revenue Code (IRC) Section 29. These consisted of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which owned and leased equipment that processed qualified fuel under IRC Section 29. Prior to December 31, 2007, these limited partnerships or limited liability companies generated tax benefits to Gallagher in the form of both tax deductions for operating losses and tax credits. The law that provided for IRC Section 29-related tax credits expired on December 31, 2007. Effective December 31, 2007, all of the IRC Section 29-related Syn/Coal facilities were idled and the production of Syn/Coal was stopped. Gallagher liquidated these partnerships in 2008.

Equity Interest in Biomass Projects and Pipeline consists of a Biomass company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

One of the Biomass projects has been determined to be a variable interest entity (VIE), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) but is not required to be consolidated. Gallagher is a limited partner in this investment. This investment was entered into by Gallagher in 1998. At March 31, 2009, total assets and total debt of this investment were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at March 31, 2009, which equaled the net aggregate carrying value of this investment.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities:

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Chem-Mod has been determined to be a variable interest entity. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements under FIN 46 rules beginning in third quarter 2008. Prior to third quarter 2008, this investment was accounted for using equity method accounting. At March 31, 2009, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.5 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

C-Quest Technologies LLC (C-Quest) possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest and has an option to acquire an additional 22% direct interest in C-Quest. In addition, Gallagher, through a wholly-owned subsidiary, currently owns a 5% direct equity interest in C-Quest Technologies International LLC (C-Quest International), and has an option to acquire an additional 22% direct interest in C-Quest International, which possesses rights to use information and technology of C-Quest on a global basis, excluding the U.S. and Canada. Gallagher’s options to acquire the additional 22% direct interest in C-Quest and C-Quest International are exercisable at any time on or prior to April 18, 2010 at an exercise price of $5.5 million for each option ($11.0 million total). While Gallagher currently believes that its C-Quest interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

IRC Section 29-related Syn/Coal Matters - In connection with the prior sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnification to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and for the Syn/Coal partnerships, also obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS). At March 31, 2009, the maximum potential amount of future payments that Gallagher could be required to make under these indemnification agreements for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $224.7 million at March 31, 2009 to the purchasers of certain Syn/Coal facilities, if it were to be found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements. In addition, with respect to the Syn/Coal partnerships, Gallagher also had exposure at March 31, 2009 on $179.9 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $24.5 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. However, there can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims-made basis through various dates up to December 31, 2009. Gallagher has not recorded any liability in its March 31, 2009 consolidated balance sheet for these potential indemnification obligations.

Any future tax audits of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an ownership interest, or future administrative or judicial decisions, could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal tax credits on Gallagher’s tax returns, or cause Gallagher to be subject to liability under the indemnification obligations related to prior sales of interests in partnerships claiming IRC Section 29-related Syn/Coal tax credits. In first quarter 2009, the IRS began a routine examination of one of the IRC Section 29-related Syn/Coal partnerships in which Gallagher had an interest. Two similar examinations by the IRS of another partnership, in which Gallagher had an interest, were closed in 2004 and 2007 without any changes being proposed.

Real Estate and Venture Capital - At March 31, 2009, Gallagher had ownership interests in twenty completed and certified low income housing developments with zero carrying value. Gallagher also had investments in four venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $5.7 million, the largest of which was $4.4 million. In addition, Gallagher has ownership interests in one venture capital and two real estate entities that were previously written-off. Twenty-three of the twenty-seven investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At March 31, 2009, total assets and total debt of these twenty-three investments were approximately $42.0 million and $50.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at March 31, 2009, which equaled the net aggregate carrying value of these investments.

4. Business Combinations

During the three-month period ended March 31, 2009, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
PartnerSource, Inc. (PSI) January 1, 2009	468	$7.6	$—	$0.6	$3.8	$12.0	$7.0
Fidelity Benefits and Insurance Services, LLLP (FBI) February 10, 2009	23	0.4	0.6	0.1	0.3	1.4	1.1
Policy Renewal Rights from Liberty Mutual Insurance Company and Wausau Signature Agency, LLC (LMW) February 27, 2009	1,581	25.1	20.3	—	49.1	94.5	120.0

	2,072	$33.1	$20.9	$0.7	$53.2	$107.9	$128.1

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon the future operating results of the acquired entities over a two to three year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. Subsequent changes in these estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2009 was $286.1 million related to acquisitions made by Gallagher during the period from 2005 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	PSI	FBI	LMW	Total
Current assets	$0.6	$—	$18.5	$19.1
Fixed assets	0.3	—	—	0.3
Noncurrent assets	—	—	8.0	8.0
Goodwill	8.4	0.7	40.2	49.3
Expiration lists	6.4	0.7	40.1	47.2
Non-compete agreements	0.1	—	0.9	1.0

Total assets acquired	15.8	1.4	107.7	124.9

Current liabilities	1.2	—	13.2	14.4
Noncurrent liabilities	2.6	—	—	2.6

Total liabilities assumed	3.8	—	13.2	17.0

Total net assets acquired	$12.0	$1.4	$94.5	$107.9

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $49.3 million, $47.2 million and $1.0 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated its carrying value due to their short-term duration. The fair value of expiration lists were established using the excess earnings method, which is an income approach that was based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflect the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and using various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of five to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2009 and 2008 related to continuing operations. Of the $47.2 million of expiration lists and $1.0 million of non-compete agreements related to the 2009 acquisitions, $6.4 million and $0.1 million are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $2.6 million and a corresponding amount of goodwill in 2009 related to the nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the three-month period ended March 31, 2009, Gallagher issued 453,000 shares of its common stock, paid $2.0 million in cash and accrued $0.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.0 million. During the three-month period ended March 31, 2008, Gallagher paid $4.1 million in cash and accrued $1.5 million in liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2009 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2008 (in millions, except per share data):

	Three-month period ended March 31,
	2009	2008
Total revenues	$417.5	$381.5
Earnings from continuing operations	33.2	14.0
Basic earnings from continuing operations per share	0.33	0.15
Diluted earnings from continuing operations per share	0.33	0.15

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2008, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the three-month period ended March 31, 2009 totaled approximately $69.7 million.

5. Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

For the three-month periods ended March 31, 2009 and 2008, Gallagher recorded the following related to its discontinued operations (in millions):

	Three-month period ended March 31,
	2009	2008
Gain on Disposal of Operations
Cash proceeds from sale	$—	$31.8
Estimated additional sale proceeds to be received	—	6.3
Book value of net assets sold, principally goodwill and other intangible assets	0.1	(19.8)
Severance and other compensation costs	—	(5.9)

Gain on disposal of operations	0.1	12.4

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	—	(13.0)
Severance and other compensation costs	—	(13.9)
Accrual of service obligations costs for accounts not sold	—	(4.9)
Write-off of fixed assets and lease costs	(3.0)	(3.5)
Other	(0.3)	4.2

Loss from discontinued operations before income taxes	(3.3)	(31.1)
Provision (benefit) for income taxes	(1.3)	3.6

Loss from discontinued operations	$(1.9)	$(22.3)

Total revenues included in discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month period ended March 31, 2008 were $8.5 million. No revenues were included in discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month period ended March 31, 2009.

The assets and liabilities included in the accompanying March 31, 2009 and December 31, 2008 consolidated balance sheets related to these discontinued operations were as follows (in millions):

	March 31, 2009	December 31, 2008
Restricted cash	$1.0	$30.7
Premiums and fees receivables	3.7	133.9
Fixed assets - net	—	1.3
Other noncurrent assets	7.8	5.1

Total assets	$12.5	$171.0

Premiums payable to insurance and reinsurance companies	$4.7	$158.0
Other current liabilities	0.5	1.7
Other noncurrent liabilities	7.3	13.3

Total liabilities	$12.5	$173.0

6. Credit and Other Debt Agreements

Note Purchase Agreement - On August 3, 2007, Gallagher entered into a Note Purchase Agreement, as amended and restated (Note Purchase Agreement), with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Notes), in a private placement. The Notes require semi-annual payments of interest that are due on February 3 and August 3. In connection with entering into the Note Purchase Agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at March 31, 2009. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2009. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2009, $13.6 million of LOCs (for which Gallagher had $6.6 million of liabilities recorded at March 31, 2009) were outstanding under the Credit Agreement. There were $222.0 million of borrowings outstanding under the Credit Agreement at March 31, 2009. Accordingly, as of March 31, 2009, $214.4 million remained available for potential borrowings, of which $111.4 million may be in the form of additional LOCs. The weighted average interest rate on the $222.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 1.39%. The interest rate at April 24, 2009 for a sixty day borrowing was 1.46%.

The following is a summary of Gallagher’s corporate debt (in millions):

	March 31, 2009	December 31, 2008
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 4, 2010	222.0	132.0

	$622.0	$532.0

The fair value of the $400.0 million Note Purchase Agreement debt at March 31, 2009 was $356.2 million due to the long-tem duration and fixed interest rates associated with this debt obligation. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. At March 31, 2009, Gallagher had $222.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates.

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2009	2008
Earnings from continuing operations	$28.3	$16.3
Loss from discontinued operations	(1.9)	(22.3)

Net earnings (loss)	$26.4	$(6.0)

Weighted average number of common shares outstanding	98.0	92.3
Dilutive effect of stock options using the treasury stock method	0.1	0.6

Weighted average number of common and common equivalent shares outstanding	98.1	92.9

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.18
Loss from discontinued operations	(0.02)	(0.25)

Net earnings (loss)	$0.27	$(0.07)

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.18
Loss from discontinued operations	(0.02)	(0.25)

Net earnings (loss)	$0.27	$(0.07)

Options to purchase 12.6 million and 11.4 million shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

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

During the three-month periods ended March 31, 2009 and 2008, Gallagher recognized $1.1 million and $1.9 million, respectively, of compensation expense related to its stock option grants.

For purposes of expense recognition in 2009 and 2008, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. No stock option grants have been made by Gallagher in 2009. In 2008, the fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	4.0%
Expected risk-free interest rate	2.7%
Volatility	25.7%
Expected life (in years)	5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the three-month period ended March 31, 2008, as determined on the grant date using the Black-Scholes option valuation model, was $3.91.

The following is a summary of Gallagher’s stock option activity and related information for 2009 (in millions, except exercise price and years data):

	Three-month period ended March 31, 2009
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.7	$26.20
Granted	—	—
Exercised	—	—
Forfeited or canceled	(0.1)	23.02

Ending balance	13.6	$26.21	4.78	$0.5

Exercisable at end of period	8.5	$25.90	4.03	$0.5

Ending vested and expected to vest	13.5	$26.20	4.76	$0.5

Options with respect to 0.3 million shares were available for grant under the non-employee directors’ stock option plan at March 31, 2009.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2009 and 2008 amounted to $0.1 million and $2.9 million, respectively. As of March 31, 2009, there was approximately $35.3 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at March 31, 2009 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 22.70	2.4	2.36	$20.55	1.9	$20.27
23.72 - 24.90	2.5	5.29	24.54	1.4	24.69
24.99 - 27.03	2.3	3.84	26.32	1.6	26.32
27.06 - 27.25	2.4	6.22	27.23	1.2	27.22
27.35 - 29.42	2.9	6.00	29.08	1.5	29.16
29.45 - 36.94	1.1	4.28	32.16	0.9	32.24

$ 1.11 - $ 36.94	13.6	4.78	$26.21	8.5	$25.90

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2009 and 2008, $0.4 million and $0.7 million, respectively, were charged to compensation expense related to this plan. At March 31, 2009 and December 31, 2008, $11.0 million (related to 711,000 shares) and $11.4 million (related to 713,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at March 31, 2009 and December 31, 2008 was $12.1 million and $18.5 million, respectively.

In first quarter 2009 and 2008, the Compensation Committee approved $5.5 million and $5.0 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan. All cash is contributed to the rabbi trust; for 2009, in second or third quarter 2009 and for 2008, in second quarter 2008. The fair value of the funded cash award assets at March 31, 2009 and December 31, 2008 was $5.0 million and $5.8 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended March 31, 2009 and 2008, $0.6 million and $0.4 million, respectively, were charged to compensation expense related to these awards.

During the three-month periods ended March 31, 2009 and 2008, cash and equity awards with an aggregate fair value of $0.4 million and $1.3 million, respectively, were vested and distributed to employees under this plan.

10. Restricted Stock and Cash Awards

Restricted Stock Awards

Gallagher has a restricted stock plan for its directors, officers and certain other employees. Under the provisions of the plan, Gallagher is authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee is responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee determines each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award. At March 31, 2009, 2.3 million shares were available for grant under this plan.

In first quarter 2009 and 2008, Gallagher granted 211,000 and 202,000 shares, respectively, of its common stock to employees related to incentive compensation plans, with an aggregate fair value of $3.4 million and $4.8 million, respectively, at the date of grant.

The 2009 and 2008 restricted stock awards (restricted shares or related stock units) generally vest annually on a pro rata basis; however, 199,000 shares granted in first quarter 2009 and 177,000 shares granted in first quarter 2008 vest in full based on continued employment through March 4, 2013 and March 5, 2012, respectively. The vesting periods of the 2009 and 2008 restricted stock awards are as follows (in shares):

	Shares Granted
Vesting Period	2009	2008
Three years	—	25,000
Four years	199,000	177,000
Six years	12,000	—

Total shares granted	211,000	202,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During both the three-month periods ended March 31, 2009 and 2008, $0.9 million was charged to compensation expense related to restricted stock awards granted in 2004 through 2009. At March 31, 2009 and December 31, 2008, $5.0 million (related to 302,000 shares) and $5.2 million (related to 329,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at March 31, 2009 and 2008 was $13.1 million and $11.8 million, respectively.

Cash Awards

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During the three-month periods ended March 31, 2009 and 2008, $0.6 million and $0.8 million, respectively, were charged to compensation expense related to this program.

On March 5, 2008, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $14.6 million in the aggregate to officers and key employees of Gallagher that were denominated in units (616,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2008 grants were similar to the terms discussed above for the 2007 grants. Based on company performance for 2008, Gallagher did not grant any units in 2009 related to the 2008 provisional grant under the Performance Unit Program. No compensation expense was recognized during 2009 or 2008 related to this provisional grant.

On March 4, 2009, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2009 grants are similar to the terms discussed above for the 2007 grants; however, the 2009 granted units will fully vest based on continuous employment through January 1, 2012.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Prior to January 1, 2009, eligible employees were able to contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Currently, 1.8 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The ESPP information for the three-month periods ended March 31, 2009 and 2008 is as follows (in millions, except per share and share data):

2009
Fair market value per share at date of purchase	$17.00
Purchase price per share	$16.15
Shares issued	146,000
Aggregate purchase price	$2.4
Stock compensation expense recognized	$—
2008
Fair market value per share at date of purchase	$23.62
Purchase price per share	$20.08
Shares issued	164,000
Aggregate purchase price	$3.9
Stock compensation expense recognized	$0.6

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2009	2008
Service cost	$0.1	$0.1
Interest cost on benefit obligation	2.8	2.8
Expected return on plan assets	(2.6)	(3.9)
Amortization of net actuarial loss	1.2	—

Net periodic benefit cost (earnings)	$1.5	$(1.0)

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2009 and 2008 plan years. This level of required funding is based on the plan being frozen at March 31, 2009, and the aggregate amount of Gallagher’s historical funding. During the three-month periods ended March 31, 2009 and 2008, Gallagher did not make any contributions to the plan. However, Gallagher is considering making contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, investment related borrowings, operating leases and purchase commitments at March 31, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	222.0	—	—	—	—	—	222.0

Total debt obligations	222.0	—	—	—	—	400.0	622.0
Operating lease obligations	49.7	60.0	52.0	41.6	26.4	48.5	278.2
Less sublease arrangements	(2.0)	(3.3)	(3.2)	(2.8)	(1.7)	(1.5)	(14.5)
Outstanding purchase obligations	3.5	2.5	2.5	0.7	—	—	9.2

Total contractual obligations	$273.2	$59.2	$51.3	$39.5	$24.7	$447.0	$894.9

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

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At March 31, 2009, $13.6 million of LOCs (for which Gallagher had $6.6 million of liabilities recorded as of March 31, 2009) were outstanding under the Credit Agreement. There were $222.0 million of borrowings outstanding under the Credit Agreement at March 31, 2009. Accordingly, as of March 31, 2009, $214.4 million remained available for potential borrowings, of which $111.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of March 31, 2009. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of March 31, 2009 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts
Off-Balance Sheet Commitments	2009	2010	2011	2012	2013	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$13.6	$13.6
Funding commitments	—	—	—	—	0.3	0.7	1.0

Total commitments	$—	$—	$—	$—	$0.3	$14.3	$14.6

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect Gallagher’s actual future cash funding requirements. See Note 3 to the consolidated financial statements for a discussion of Gallagher’s funding commitments related to its Financial Services and Corporate Segment and the Off-Balance Sheet Debt section below for a discussion of LOCs. All of the LOCs represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher has acquired 125 companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. For all of its 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2009 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future operating results of the acquired entities over a two to three year period subsequent to the acquisition date. For acquisitions made prior to 2009, these potential earnout obligations were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2009 was $286.1 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at March 31, 2009 or December 31, 2008 that was recourse to Gallagher.

At March 31, 2009, Gallagher had posted two LOCs totaling $7.9 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $6.6 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At March 31, 2009, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees, of which Gallagher paid $8.6 million in 2007. A notice of appeal was filed challenging the final approval of the MDL Settlement. The appeal was argued on April 21, 2009 and a ruling is expected by year-end.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of March 31, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its obligation under the MDL settlement.

On or before December 31, 2005, Gallagher undertook certain changes to its business practices, including an agreement not to accept any contingent compensation from an insurer in connection with any retail insurance policy covering U.S. clients or risks, except as provided in the AVC. In addition, the AVC provides that Gallagher may not take or receive any material compensation or consideration from an insurer, except as provided in the AVC. As permitted under the AVC, Gallagher has continued to accept contingent compensation in connection with its international operations and certain non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to four years from the date of each such acquisition.

Gallagher and its subsidiaries continue to be the subject of state investigations concerning various historical business practices in the insurance industry and are fully cooperating with these investigations.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2009 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the most recently determined actuarial range by $4.0 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Other Comprehensive Earnings (Loss)

The after-tax components of Gallagher’s other comprehensive earnings (loss) consists of the following:

	Three-month period ended March 31,
	2009	2008
Net earnings (loss)	$26.4	$(6.0)
Other comprehensive earnings (loss):
Foreign currency translation, net of taxes	(1.6)	0.2
Net change in pension liability, net of taxes	0.7	—

Other comprehensive earnings (loss)	$25.5	$(5.8)

The foreign currency translation during the three months ended March 31, 2009 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

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

The Risk Management Segment provides claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverage and for insurance companies that choose to outsource some or all of their P/C claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are generally generated on a negotiated per-claim or per-service fee basis.

The Financial Services and Corporate Segment manages Gallagher’s interest in tax-advantaged and clean energy investments, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt. Gallagher has been winding down its financial services activities since 2003, and management exited its positions in IRC Section 29 Syn/Coal investments in 2008.

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

Financial information relating to Gallagher’s segments for 2009 and 2008 is as follows (in millions):

	Three-month period ended March 31,
	2009	2008
Brokerage
Total revenues	$289.5	$258.0

Earnings from continuing operations before income taxes	$39.2	$19.5

Identifiable assets at March 31, 2009 and 2008	$2,283.6	$2,500.8

Risk Management
Total revenues	$112.2	$116.2

Earnings from continuing operations before income taxes	$14.3	$13.8

Identifiable assets at March 31, 2009 and 2008	$352.5	$345.1

Financial Services and Corporate
Total revenues	$(0.6)	$1.6

Loss from continuing operations before income taxes	$(10.0)	$(6.4)

Identifiable assets at March 31, 2009 and 2008	$472.5	$495.0

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 have been reviewed by Ernst  & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2009 and the related consolidated statement of earnings for the three-month periods ended March 31, 2009 and 2008, and the consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 6, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 91% of its revenues domestically, with the remaining 9% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed 72%, 28% and less than 1%, respectively, to revenues during the three-month period ended March 31, 2009. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean energy and other investments.

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

As markets harden, there historically has been resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for almost 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well. While increased use by insureds of these alternative markets historically has reduced commission revenue to Gallagher, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Beginning in 2004 and continuing into 2009, the P/C insurance market has been operating in a relatively soft market in most lines and in most geographic areas, notwithstanding an abnormally high level of hurricane activity and other natural disasters. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell during first quarter 2009. The average premium decline for all commercial accounts, regardless of size, was 5.1% for first quarter, continuing the decline of the prior nineteen quarters. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industries. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher is considering, and intends to continue to consider from time-to-time, additional acquisitions on terms that it deems advantageous. At any particular time Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to Gallagher.

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages Gallagher offers its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher. In addition, the deterioration in the economy that occurred in fourth quarter 2008 and first quarter 2009 could adversely impact Gallagher in 2009 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2009 commission revenues when exposure audits by the carriers are performed and subsequent downward premium adjustments are determined and become known. The income effects of subsequent premium adjustments are recorded when the adjustments become known. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of March 31, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its Multi-District Litigation settlement obligation (see discussion below).

On or before December 31, 2005, Gallagher undertook certain changes to its business practices, including an agreement not to accept any contingent compensation from an insurer in connection with any retail insurance policy covering U.S. clients or risks, except as provided in the AVC. In addition, the AVC provides that Gallagher may not take or receive any material compensation or consideration from an insurer, except as provided in the AVC. As permitted under the AVC, Gallagher has continued to accept contingent compensation in connection with its international operations and certain non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, the AVC allows Gallagher to collect retail contingent compensation related to contracts in place at entities acquired by Gallagher for up to four years from the date of each such acquisition.

Gallagher’s contingent commissions for the three-month periods ended March 31, 2009 and 2008 were $16.9 million and $11.5 million, respectively. The contingent commissions recognized in 2009 and 2008 by Gallagher relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the three-month periods ended March 31, 2009 and 2008 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements aggregated to $7.4 million and $4.0 million, respectively.

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits have been included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees, of which Gallagher paid $8.6 million in 2007. A notice of appeal was filed challenging the final approval of the MDL Settlement. The appeal was argued on April 21, 2009 and a ruling is expected by year-end.

Gallagher and its subsidiaries continue to be the subject of a number of state investigations concerning various historical business practices in the insurance industry and is fully cooperating with these investigations. See Note 13 to the Consolidated Financial Statements for additional discussion relating to these matters.

Critical Accounting Policies

Gallagher’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for other significant accounting policies.

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

Income Taxes

Gallagher’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. Gallagher reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return as required by Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step involves recognition. Gallagher determines whether it is more likely than not that a tax position will be sustained upon tax examination based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

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

Tax law requires items be included in Gallagher’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the Consolidated Statement of Earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for an amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Gallagher evaluates all significant available positive and negative evidence. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions Gallagher uses in forecasting future taxable income require significant judgment and take into account Gallagher’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2009 and 2008 related to continuing operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target entity. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the recorded purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141(R) was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted SFAS 141(R), on a prospective basis, to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the Consolidated Statement of Earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on Gallagher’s statement of earnings. See Note 4 to the Consolidated Financial Statements for additional discussion on the 2009 business combinations.

Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher expenses all external transaction costs related to its acquisitions as incurred.

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

Business Combinations and Dispositions

See Notes 4 and 5 to the Consolidated Financial Statements for a discussion of Gallagher’s 2009 business combinations and its 2009 and 2008 dispositions.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues and foreign currency translation. These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2009 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides the following ratios with respect to its operating results: pretax profit margin, compensation expense ratio and operating expense ratio. Pretax profit margin represents pretax earnings from continuing operations divided by total revenues. The compensation expense ratio is derived by dividing compensation expense by total revenues. The operating expense ratio is derived by dividing operating expense by total revenues.

Brokerage

The Brokerage Segment accounted for 72% of Gallagher’s revenue during the three-month period ended March 31, 2009. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based upon a percentage of the premium paid by insureds and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended March 31,		Percent Change
	2009	2008
Commissions	$233.2	$206.3	13%
Fees	49.1	45.4	8%
Investment income and other	7.2	6.3	14%

Total revenues	289.5	258.0	12%

Compensation	182.3	167.1	9%
Operating	51.1	58.7	(13%)
Depreciation	4.7	3.9	21%
Amortization	12.2	8.8	39%

Total expenses	250.3	238.5	5%

Earnings from continuing operations before income taxes	39.2	19.5	101%
Provision for income taxes	15.1	7.6	99%

Earnings from continuing operations	$24.1	$11.9	103%

Growth - revenues	12%	11%
Organic growth in commissions and fees	(1%)	2%
Compensation expense ratio	63%	65%
Operating expense ratio	18%	23%
Pretax profit margin	14%	8%
Effective tax rate	39%	39%
Workforce at end of period (includes acquisitions)	5,914	5,277
Identifiable assets at March 31	$2,283.6	$2,500.8

The aggregate increase in commissions and fees for the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($38.0 million), partially offset by negative organic growth from existing operations. New business production in commission and fees was $39.4 million in 2009, which was offset by renewal rate decreases and lost business of $52.2 million. Commissions increased 13% and fees increased 8% in the three-month period ended March 31, 2009 compared to the same period in 2008. Organic commission and fee revenues for the three-month period ended March 31, 2009 declined 1.4% compared to 2008.

Items excluded from organic revenue growth computations yet impacting first quarter 2009 to 2008 revenue comparisons include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$289.5	$258.0	$258.0	$232.8
Adjustments to revenues:
Gains realized from books of business sales	(6.1)	(1.7)	(1.7)	(1.2)
Investment income	(1.1)	(4.6)	(4.6)	(4.9)
Retail contingent commissions related to acquisitions	(7.3)	(4.0)	(4.0)	(0.8)
MGA/MGU performance income	(9.6)	(7.5)	(7.5)	(4.5)
Revenues from acquisitions in the last twelve months	(38.0)	—	(19.1)	—
Revenues related to divestitures in the last twelve months	—	(6.1)	—	(4.7)
Levelized foreign currency translation	—	(3.4)	—	0.5

Total revenue adjustments	(62.1)	(27.3)	(36.9)	(15.6)

Organic revenues	$227.4	$230.7	$221.1	$217.2

Organic revenue growth	-1.4%		1.8%

Investment income and other primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business. The increase in investment income and other in the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to an increase in one-time gains related to sales of small books of business, which was partially offset by a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. One-time gains related to sales of books of business for the three-month period ended March 31, 2009 were $6.1 million compared to $1.7 million for the same period in 2008.

The increase in compensation expense for the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($13.4 million in the aggregate) and an increase in employee benefits expense ($3.8 million), partially offset by decreases in stock compensation expense ($1.4 million) and temporary-help expense ($0.6 million). The increase in employee headcount in 2009 relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The decrease in operating expenses for the three-month period ended March 31, 2009 was due primarily to decreases in travel and entertainment ($2.8 million), sales development ($2.3 million), professional fees ($1.9 million) and bad debt expense ($0.5 million), partially offset by an increase in foreign exchange translation loss ($1.1 million). Also, partially offsetting the decrease in operating expenses in the three-month period ended March 31, 2009 were increased expenses associated with the acquisitions completed in the last twelve months.

The increase in depreciation expense in the three-month period ended March 31, 2009 compared to the same period in 2008 was due primarily to the acquisitions completed in the last twelve months.

The increase in amortization expense in the three-month period ended March 31, 2009 compared to the same period in 2008 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five years for non-compete agreements).

The Brokerage Segment’s effective tax rates for the three-month periods ended March 31, 2009 and 2008 were 38.5% and 39.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on the overall effective income tax rate in 2009 compared to 2008.

Risk Management

The Risk Management Segment accounted for 28% of Gallagher’s revenue from continuing operations during the three-month period ended March 31, 2009. It provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended March 31,		Percent Change
	2009	2008
Fees	$111.8	$115.1	(3%)
Investment income and other	0.4	1.1	(64%)

Total revenues	112.2	116.2	(3%)

Compensation	68.1	70.1	(3%)
Operating	26.6	29.2	(9%)
Depreciation	3.0	3.0	0%
Amortization	0.2	0.1	100%

Total expenses	97.9	102.4	(4%)

Earnings from continuing operations before income taxes	14.3	13.8	4%
Provision for income taxes	5.6	5.3	6%

Earnings from continuing operations	$8.7	$8.5	2%

Growth - revenues	(3%)	9%
Organic growth in fees	1%	7%
Compensation expense ratio	61%	60%
Operating expense ratio	24%	25%
Pretax profit margin	13%	12%
Effective tax rate	39%	39%
Workforce at end of period (includes acquisitions)	3,865	3,848
Identifiable assets at March 31	$352.5	$345.1

The decrease in fees for the three-month period ended March 31, 2009 compared to the same period in 2008 was due primarily to lost business and renewal rate decreases of $11.3 million, which were partially offset by new business of $8.0 million. Organic fee revenues for the three-month period ended March 31, 2009 increased 1.2% compared to 2008. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations.

Items excluded from organic revenue growth computations yet impacting first quarter 2009 to 2008 revenue comparisons include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$112.2	$116.2	$116.2	$106.8
Adjustments to revenues:
Investment income	(0.4)	(1.1)	(1.1)	(0.9)
Levelized foreign currency translation	—	(4.7)	—	1.7

Total revenue adjustments	(0.4)	(5.8)	(1.1)	0.8

Organic revenues	$111.8	$110.4	$115.1	$107.6

Organic revenue growth	1.2%		7.0%

Investment income and other primarily represents interest income earned on Gallagher’s cash and cash equivalents. The decrease in investment income in the three-month period ended March 31, 2009 compared to the same period in 2008 is due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts.

The decrease in compensation expense for the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to the favorable impact of foreign currency translation ($2.9 million) and decreased temporary-help costs ($1.0 million), slightly offset by an increase in compensation ($1.0 million) and employee benefits ($0.9 million). The increase in employee headcount relates to the hiring of additional staff to support claims activity related to anticipated new business.

The decrease in operating expenses for the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to decreases in employee direct expense ($1.2 million), travel and entertainment expense ($0.6 million), office expense ($0.4 million), bad debt expense ($0.4 million), business insurance ($0.4 million) and professional fees ($0.2 million).

Depreciation expense remained unchanged in the three-month month period ended March 31, 2009 compared to the same period in 2008 and reflects the net impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems, less disposals.

Amortization expense was relatively unchanged in the three-month period ended March 31, 2009 compared to the same period in 2008. Historically, the Risk Management Segment has made few acquisitions, and no acquisitions were made by this Segment for the three-month period ended March 31, 2009.

The Risk Management Segment’s effective tax rates for the three-month periods ended March 31, 2009 and 2008 were 39.0% and 38.5%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on changes in the overall effective income tax rate in 2009 compared to 2008.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged and clean energy investments, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. Gallagher has been winding down its financial services activities since 2003, and management exited its positions in IRC Section 29 Syn/Coal investments in 2008. The Financial Services and Corporate Segment also includes interest on Gallagher’s $400.0 million Note Purchase Agreement and borrowings made under Gallagher’s unsecured multicurrency credit agreement. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of March 31, 2009 and December 31, 2008 and a discussion of the nature of the investments held. See Note 6 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of March 31, 2009 and December 31, 2008.

Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	Three-month period ended March 31,
	2009	2008
Investment income (loss):
Asset Alliance Corporation	$—	$—
Alternative energy	0.4	1.8
Real estate and venture capital	—	(0.2)

Total investment income	0.4	1.6
Investment losses	(1.0)	—

Total revenues	(0.6)	1.6

Investment expenses:
Alternative energy	0.5	(1.3)
Compensation, professional fees and other	1.6	2.8

Total investment expenses	2.1	1.5
Interest	7.3	6.5

Total expenses	9.4	8.0

Loss from continuing operations before income taxes	(10.0)	(6.4)
Benefit for income taxes	(5.5)	(2.3)

Loss from continuing operations	$(4.5)	$(4.1)

Identifiable assets at March 31	$472.5	$495.0

Investment income from Asset Alliance Corporation (AAC) is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and accounts for the dividend income on its preferred stock investment as such income is earned.

Investment income from alternative energy investments in 2008 represents adjustments made, based on the actual factor published by the IRS in April 2008, to the estimated installment sale gains recorded in 2007. In 2009, the amount represents revenues generated by Chem-Mod for test burns at coal-fired power plants.

Income from real estate and venture capital investments primarily relates to Gallagher’s portion of the losses of these entities that are accounted for using equity method accounting.

Investment losses in the three-month period ended March 31, 2009 represents an impairment loss on Gallagher’s AAC investment. In March 2009, Gallagher received an offer from a third party to purchase all of its remaining ownership interests in AAC, which Gallagher has verbally accepted subject to final contract negotiations. As a result, Gallagher recognized an impairment loss in 2009 to reduce the carrying value of its AAC investment to the aggregate offer price.

Investment expenses include the operating expenses of the alternative energy investments. The 2008 credit represents adjustments made, based on the actual phase-out factor published by the IRS in April 2008, to the estimated amounts recorded in 2007. The 2009 amount primarily represents the operating expenses related to Chem-Mod operations including test burns at coal-fired power plants.

The decrease in investment expenses related to compensation, professional fees and other expenses in the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily due to a reduction in salaries and incentive compensation.

The increase in interest expense in the three-month period ended March 31, 2009 compared to the same period in 2008 was primarily ($0.7 million) due to the increased borrowings made under Gallagher’s Credit Agreement.

Gallagher’s consolidated effective tax rate for the three-month period ended March 31, 2009 was 34.9% compared to 39.4% for the same period in 2008. The first quarter tax rates in 2009 and 2008 were lower than statutory rates as the result of the resolution of certain matters related to completed income tax examinations and the recognition of refund claims related to prior years. Gallagher’s consolidated effective tax rate in 2009 and future years will likely be approximately 40.0% to 42.0%. Gallagher also anticipates reporting an effective tax rate of approximately 40.0% to 42.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future.

Gallagher is an investor in two privately-owned clean energy ventures:

Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. Prior to August 2008, this investment was accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made in the three-month periods ended March 31, 2009 and 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash Flows From Operating Activities

Cash used by operating activities was $34.0 million and $63.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in cash used by operating activities in 2009 compared to 2008 was primarily due to decreases in incentive compensation payments and income tax payments. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses.

Gallagher anticipates that any contingent commission matters in 2009 will be funded by net cash flows from operating activities and the residual funds from the AVC. If net cash flows from operating activities do not provide the necessary cash flow to cover the contingent commission matters, then Gallagher may use borrowings under its Credit Agreement to meet its short-term cash flow needs.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for non-cash items, in the Consolidated Statement of Earnings and cash flows from operating activities in the Consolidated Statement of Cash Flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter-to-quarter and year-to-year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds are presented in Gallagher’s Consolidated Balance Sheet as “Restricted Cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2009. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the three-month periods ended March 31, 2009 and 2008, Gallagher did not make any contributions to the plan. However, Gallagher is considering making contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize the funded status of its underfunded defined benefit pension and unfunded retiree medical plans (the Plans) as an accrued benefit plan liability. The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2008, the funded status of Gallagher’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2008, reflecting an increase in credit costs on high quality corporate debt obligations and negative asset returns. The change in funded status of the Plans resulted in a reduction in noncurrent assets of $14.8 million and an increase in noncurrent liabilities of $56.1 million, including a related adjustment to tax benefits of $28.7 million and a reduction of Gallagher’s stockholders’ equity of $42.2 million in 2008. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2009 or 2008, changes in the pension regulatory environment and investment losses in its pension plan have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Financing Activities

At March 31, 2009, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $192.5 million. See Note 6 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. There were $222.0 million of borrowings outstanding under the Credit Agreement at March 31, 2009. Due to outstanding letters of credit and borrowings, $214.4 million remained available for potential borrowings under the Credit Agreement at March 31, 2009. The Credit Agreement expires on October 4, 2010.

In the three-month period ended March 31, 2009, Gallagher borrowed $90.0 million under the Credit Agreement. Principal uses of the 2009 borrowings under the Credit Agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes. In the three-month period ended March 31, 2008, Gallagher borrowed and repaid $70.0 million and $14.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions and earnout payments related to acquisitions completed prior to 2008.

The Note Purchase Agreement and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2009.

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

Gallagher also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, Gallagher could encounter delays or defaults in payments owed to Gallagher, which could have a significant adverse impact on Gallagher’s consolidated financial condition and result of operations.

See Part I, Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

Dividends - Gallagher’s dividend policy is determined by the Board of Directors. Dividends are declared on a quarterly basis by the Board of Directors after consideration of Gallagher’s available cash from earnings, its anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2009, Gallagher declared $32.2 million in cash dividends on its common stock, or $.32 per common share. On April 15, 2009, Gallagher paid a first quarter dividend of $.32 per common share to shareholders of record at March 31, 2009. If the dividend is maintained at $.32 per common share throughout 2009, this dividend level would result in an annualized net cash used by financing activities in 2009 of approximately $128.3 million (based on the number of outstanding shares as of March 31, 2009) or an increase in cash used of approximately $9.8 million compared to 2008.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the three-month periods ended March 31, 2009 and 2008. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2009, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2009 represent 11,000 shares (at a cost of $0.2 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2008 represent 26,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2008 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the three-month periods ended March 31, 2009 and 2008 were $2.6 million and $7.4 million, respectively. Gallagher has four stock option plans for officers and key employees of Gallagher and its subsidiaries. In May 2008, all of these stock option plans expired and thus Gallagher can no longer grant any new stock options under these plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Prior to January 1, 2009, eligible employees were allowed to purchase its common stock at 85% of its fair market value. For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $5.3 million and $8.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. In 2009, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $24.4 million and $68.9 million in the three-month periods ended March 31, 2009 and 2008, respectively. Gallagher completed three acquisitions and eleven acquisitions in the three-month periods ended March 31, 2009 and 2008, respectively.

During the three-month period ended March 31, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the three-month period ended March 31, 2009, Gallagher issued 453,000 shares of its common stock, paid $2.0 million in cash and accrued $0.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.0 million. During the three-month period ended March 31, 2008, Gallagher paid $4.1 million in cash and accrued $1.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million.

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

For a further discussion of risks associated with Gallagher’s acquisition activity, see Item 1A, “Risk Factors,” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008.

Dispositions - During 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional proceeds of $14.6 million that are based on revenues generated in the twelve months subsequent to March 2008. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S. reinsurance brokerage business. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

During the three-month periods ended March 31, 2009 and 2008, Gallagher sold several small books of business and recognized one-time gains of $6.1 million and $1.7 million, respectively, which approximated the cash proceeds received related to these transactions.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Note 13 to the Consolidated Financial Statements for additional discussion of these obligations and commitments. In addition, see Note 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 6 and 13 to the Consolidated Financial Statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in filings with the Securities and Exchange Commission, press releases, its website or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance market continues to grow, which could unfavorably impact commission revenue and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; disruptions in the credit and financial markets could limit access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing; liquidity or capital problems at one or more of the lenders under Gallagher’s revolving credit facility could reduce or eliminate the amount available for Gallagher to draw under such facility; changes in the pension regulatory environment and investment losses in its pension plan could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods; Gallagher’s revenues and net earnings will continue to be subject to reduction due to the elimination of certain contingent commission arrangements on January 1, 2005 and related developments in the insurance industry; and Gallagher’s effective income tax rate and obligations under tax indemnity agreements may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed IRC Section 29-related Syn/Coal tax credits. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2009 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2009 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2009.

Gallagher has other investments that have valuations that are indirectly influenced by equity markets and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from Gallagher. A future material adverse effect may result from changes in market conditions or if Gallagher elects to withdraw financial or operational support.

At March 31 2009, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at March 31, 2009 was $356.2 million due to their long-term duration and fixed interest rates. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at March 31, 2009 and the resulting fair values would be $26.4 million higher than their carrying value.

At March 31, 2009, Gallagher had $222.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2009 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2009 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $0.7 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month periods ended March 31, 2009 and 2008.

Item 4. Controls and Procedures

As of March 31, 2009, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2009	—	$—	—	10,000
February 1 to February 28, 2009	—	—	—	10,000
March 1 to March 31, 2009	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of March 31, 2009, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 30, 2009	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2009

Exhibit Index

10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.