Form 10-Q
period 2009-06-30
GALLAGHER ARTHUR J & CO
filed 2009-07-30
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2009 was 101,200,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Commissions	$267.6	$246.0	$500.8	$452.3
Fees	180.8	172.5	341.7	333.0
Investment income and other:
Brokerage and Risk Management	5.0	8.9	12.6	16.3
Financial Services and Corporate	0.1	1.7	0.5	3.3
Investment gains (losses)	0.1	(0.2)	(0.9)	(0.2)

Total revenues	453.6	428.9	854.7	804.7

Compensation	269.4	246.2	519.8	483.4
Operating	78.1	85.2	155.8	173.1
Investment expenses	2.0	2.7	4.1	4.2
Interest	7.0	7.3	14.3	13.8
Depreciation	7.5	7.9	15.2	14.8
Amortization	14.1	10.3	26.5	19.2
Change in estimated acquisition earnout payables	1.4	—	1.4	—

Total expenses	379.5	359.6	737.1	708.5

Earnings from continuing operations before income taxes	74.1	69.3	117.6	96.2
Provision for income taxes	30.3	27.6	45.5	38.2

Earnings from continuing operations	43.8	41.7	72.1	58.0

Discontinued operations:
Loss on discontinued operations before income taxes	—	(1.6)	(3.3)	(32.7)
Gain on disposal of operations	—	—	0.1	12.4
Provision (benefit) for income taxes	—	(0.7)	(1.3)	2.9

Loss from discontinued operations	—	(0.9)	(1.9)	(23.2)

Net earnings	$43.8	$40.8	$70.2	$34.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.45	$0.73	$0.63
Loss from discontinued operations	—	(0.01)	(0.02)	(0.25)

Net earnings	$0.44	$0.44	$0.71	$0.38

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.45	$0.73	$0.62
Loss from discontinued operations	—	(0.01)	(0.02)	(0.25)

Net earnings	$0.44	$0.44	$0.71	$0.37

Dividends declared per common share	$.32	$.32	$.64	$.64

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2009	December 31, 2008
	(Unaudited)
Cash and cash equivalents	$226.1	$194.4
Restricted cash	603.9	551.0
Investments - current	0.2	0.2
Premiums and fees receivable	1,034.3	826.5
Other current assets	116.2	129.9

Total current assets	1,980.7	1,702.0
Investments - noncurrent	17.7	17.9
Fixed assets - net	86.1	88.8
Deferred income taxes	277.9	300.9
Other noncurrent assets	128.9	104.1
Goodwill - net	700.9	596.4
Amortizable intangible assets - net	460.3	461.2

Total assets	$3,652.5	$3,271.3

Premiums payable to insurance and reinsurance companies	$1,583.4	$1,365.3
Accrued compensation and other accrued liabilities	207.3	260.1
Unearned fees	54.6	46.2
Other current liabilities	32.3	55.0
Corporate related borrowings - current	193.0	132.0

Total current liabilities	2,070.6	1,858.6
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	342.1	274.2

Total liabilities	2,812.7	2,532.8

Stockholders’ equity:
Common stock - issued and outstanding 101.2 shares in 2009 and 96.4 shares in 2008	101.2	96.4
Capital in excess of par value	312.6	230.4
Retained earnings	457.5	452.0
Accumulated other comprehensive loss	(31.5)	(40.3)

Total stockholders’ equity	839.8	738.5

Total liabilities and stockholders’ equity	$3,652.5	$3,271.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2009	2008
Cash flows from operating activities:
Earnings from continuing operations	$72.1	$58.0
Adjustments to reconcile earnings from continuing operations to net cash used by operating activities:
Net loss on investments and other	0.9	0.2
Depreciation and amortization	41.7	34.0
Change in estimated acquisition earnout payables	1.4	—
Amortization of deferred compensation and restricted stock	3.1	3.9
Stock-based compensation expense	3.9	5.6
Net change in restricted cash	(66.7)	(81.6)
Net change in premiums receivable	(279.7)	(236.4)
Net change in premiums payable	334.7	313.5
Net change in other current assets	10.0	(11.0)
Net change in accrued compensation and other accrued liabilities	(54.2)	(80.2)
Net change in fees receivable/unearned fees	(28.4)	21.2
Net change in income taxes payable	6.4	0.4
Net change in deferred income taxes	26.2	15.6
Net change in other noncurrent assets and liabilities	5.2	(5.7)

Net cash provided by operating activities of continuing operations	76.6	37.5
Loss from discontinued operations	(1.9)	(23.2)
Depreciation and amortization from discontinued operations	—	13.5
Other noncash items related to discontinued operations	3.0	3.6
Net gain on disposal of discontinued operations	(0.1)	(12.4)

Net cash provided by operating activities	77.6	19.0

Cash flows from investing activities:
Net additions to fixed assets	(13.5)	(16.4)
Cash paid for acquisitions, net of cash acquired	(31.9)	(131.7)
Proceeds from sales of discontinued operations	—	31.8
Net proceeds from investment transactions	0.3	13.4

Net cash used by investing activities	(45.1)	(102.9)

Cash flows from financing activities:
Proceeds from issuance of common stock	4.5	12.9
Tax impact from issuance of common stock	(3.1)	2.3
Repurchases of common stock	(0.3)	(1.1)
Dividends paid	(62.9)	(58.2)
Borrowings on line of credit facilities	105.0	134.0
Repayments on line of credit facilities	(44.0)	(29.0)

Net cash (used) provided by financing activities	(0.8)	60.9

Net increase (decrease) in cash and cash equivalents	31.7	(23.0)
Cash and cash equivalents at beginning of period	194.4	255.9

Cash and cash equivalents at end of period	$226.1	$232.9

Supplemental disclosures of cash flow information:
Interest paid	$14.3	$13.6
Income taxes paid	15.4	24.2

See notes to consolidated financial statements.

Notes to June 30, 2009 Consolidated Financial Statements (Unaudited)

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

In the preparation of Gallagher’s consolidated financial statements as of June 30, 2009, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through July 30, 2009, the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

2. Effect of New Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard was effective for reporting periods ending after June 15, 2009 and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. Gallagher’s adoption of SFAS 165 did not have any impact on its consolidated financial position or results of operations, as the SFAS 165 requirements are disclosure-only in nature.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target entity. As a consequence, the step acquisition model has been eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the recorded purchase price consideration. The concept of recognizing contingent consideration at a later date, when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable.

•	All transaction costs are expensed as incurred.

SFAS 141(R) was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted SFAS 141(R) on a prospective basis to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s consolidated statement of earnings. See Note 4 to the consolidated financial statements for additional discussion on the 2009 business combinations.

Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher expenses all external transaction costs related to its acquisitions as incurred.

3. Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	June 30, 2009			December 31, 2008
	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments:

Asset Alliance Corporation	$0.2	$1.0	$—	$0.2	$2.0
Alternative energy:
Equity interest in biomass projects and pipeline	—	8.6	—	—	8.8
Clean energy related ventures	—	2.2	4.3	—	1.3
Real estate and venture capital	—	5.9	1.0	—	5.8

Total investments	$0.2	$17.7	$5.3	$0.2	$17.9

Asset Alliance Corporation (AAC) - Through common stock and preferred stock investments, Gallagher effectively owns 20% of AAC, an investment management company. AAC owns interests in several private investment management firms (the Firms). AAC has a proportional interest in the Firms’ revenues or net earnings that result principally from management fees and participation in investment returns from the managed investment portfolios. Gallagher accounts for the common stock portion of its holdings in AAC’s common stock using equity method accounting and recognizes dividend income on its preferred stock investment as it is earned.

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

One of the Biomass projects has been determined to be a variable interest entity (VIE), as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) but is not required to be consolidated. Gallagher is a limited partner in this investment. This investment was entered into by Gallagher in 1998. At June 30, 2009, total assets and total debt of this investment were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at June 30, 2009, which equaled the net aggregate carrying value of this investment.

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

Gallagher believes that The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45. Management has the authorization to invest up to $15.0 million in capital expenditures to develop production plants that will have the ability to produce refined coal. In order to qualify for tax credits under IRC Section 45, these plants must be placed in service by December 31, 2009 and meet certain other requirements. Certain utilities have expressed an interest in using The Chem-Mod™ Solution and Gallagher has committed to capital expenditures of approximately $4.0 million in the third quarter of 2009 to build the first facility. If other utilities express interest in using The Chem-Mod™ Solution, Gallagher is prepared to make additional capital expenditures of $10.0 million to $12.0 million in the third and fourth quarters of 2009 to build additional facilities. The IRS is expected to issue guidance by September 1, 2009, which will further clarify the requirements of IRC Section 45. While Gallagher believes that the production plants will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

Chem-Mod has been determined to be a variable interest entity. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements under FIN 46 rules beginning in third quarter 2008. Prior to third quarter 2008, this investment was accounted for using equity method accounting. At June 30, 2009, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.5 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

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

IRC Section 29-related Syn/Coal Matters - In connection with the prior sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnification to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and also obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS) for the Syn/Coal partnerships. At June 30, 2009, the maximum potential amount of future payments that Gallagher could be required to make under these indemnification agreements for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $224.7 million at June 30, 2009 to the purchasers of certain Syn/Coal facilities, if it were to be found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements. In addition, with respect to the Syn/Coal partnerships, Gallagher also had exposure at June 30, 2009 on $179.9 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $24.5 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. However, there can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims-made basis through various dates up to December 31, 2009. Gallagher has not recorded any liability in its June 30, 2009 consolidated balance sheet for these potential indemnification obligations.

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

Real Estate and Venture Capital - At June 30, 2009, Gallagher had ownership interests in seventeen completed and certified low income housing developments with zero carrying value. Gallagher also had investments in four venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $5.9 million, the largest of which was $4.5 million. In addition, Gallagher has ownership interests in one venture capital and two real estate entities that were previously written-off. Twenty of the twenty-four investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At June 30, 2009, total assets and total debt of these twenty investments were approximately $75.8 million and $36.8 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at June 30, 2009, which equaled the net aggregate carrying value of these investments.

4. Business Combinations

During the six-month period ended June 30, 2009, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
PartnerSource, Inc. (PSI) January 1, 2009	468	$7.6	$—	$—	$0.6	$3.8	$12.0	$7.0
Fidelity Benefits Insurance and Services, LLLP February 10, 2009	23	0.4	0.6	—	0.1	0.3	1.4	1.1
Policy renewal rights from Liberty Mutual Insurance Company and Wausau Signature Agency, LLC (LMW) February 27, 2009	1,581	25.1	20.3	—	—	49.1	94.5	120.0
Sellers Group LLC (SGP) May 1, 2009	95	1.9	0.8	—	0.1	1.3	4.1	3.2
Nourse Insurance Brokers, Inc. (NIB) May 1, 2009	317	6.5	1.4	—	0.9	—	8.8	—
Walker Taylor Agency (WTA) June 1, 2009	155	2.9	1.1	—	0.4	0.4	4.8	1.9
Three other acquisitions completed in second quarter	78	1.7	1.2	0.7	0.1	1.1	4.8	1.9

	2,717	$46.1	$25.4	$0.7	$2.2	$56.0	$130.4	$135.1

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. These potential earnout obligations are primarily based upon the future operating results of the acquired entities over a two to three year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. Subsequent changes in these estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During the six-month period ended June 30, 2009, Gallagher recognized $1.4 million of expense in its consolidated statement of earnings related to accretion of the discount related to its 2009 recorded earnout obligations.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2009 was $280.4 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	PSI	LMW	SGP	NIB	WTA	Four Other Acquisitions	Total
Current assets	$0.6	$18.5	$—	$0.4	$1.4	$—	$20.9
Fixed assets	0.3	—	—	0.1	—	—	0.4
Noncurrent assets	—	8.0	—	—	—	—	8.0
Goodwill	9.4	40.2	2.1	5.0	2.1	2.6	61.4
Expiration lists	4.4	40.1	1.9	3.4	2.4	3.5	55.7
Non-compete agreements	0.4	0.9	0.1	0.1	0.1	0.1	1.7

Total assets acquired	15.1	107.7	4.1	9.0	6.0	6.2	148.1

Current liabilities	1.2	13.2	—	0.2	1.2	—	15.8
Noncurrent liabilities	1.9	—	—	—	—	—	1.9

Total liabilities assumed	3.1	13.2	—	0.2	1.2	—	17.7

Total net assets acquired	$12.0	$94.5	$4.1	$8.8	$4.8	$6.2	$130.4

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $61.4 million, $55.7 million and $1.7 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of five to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2009 and 2008 related to continuing operations. Of the $55.7 million of expiration lists and $1.7 million of non-compete agreements related to the 2009 acquisitions, $4.4 million and $0.4 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $1.9 million and a corresponding amount of goodwill in 2009 related to the nondeductible amortizable intangible assets.

During the six-month period ended June 30, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the six-month period ended June 30, 2009, Gallagher issued 641,000 shares of its common stock, paid $3.9 million in cash, accrued $0.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.2 million. During the six-month period ended June 30, 2008, Gallagher paid $5.5 million in cash related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2009 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2008 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Total revenues	$454.9	$447.0	$875.0	$831.1
Earnings from continuing operations	43.9	43.5	77.3	57.8
Basic earnings from continuing operations per share	0.44	0.45	0.77	0.61
Diluted earnings from continuing operations per share	0.44	0.45	0.77	0.60

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2008, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the six-month period ended June 30, 2009 totaled approximately $80.8 million.

5. Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates under the agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S. reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

For the six-month periods ended June 30, 2009 and 2008, Gallagher recorded the following related to its discontinued operations (in millions):

	Six-month period ended June 30,
	2009	2008
Gain on Disposal of Operations
Cash proceeds from sale	$—	$31.8
Estimated additional sale proceeds to be received	—	6.3
Book value of net assets sold, principally goodwill and other intangible assets	0.1	(19.8)
Severance and other compensation costs	—	(5.9)

Gain on disposal of operations	0.1	12.4

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	—	(13.0)
Severance and other compensation costs	—	(14.3)
Accrual of service obligations costs for accounts not sold	—	(4.9)
Write-off of fixed assets and lease costs	(3.0)	(3.5)
Other	(0.3)	3.0

Loss from discontinued operations before income taxes	(3.3)	(32.7)
Provision (benefit) for income taxes	(1.3)	2.9

Loss from discontinued operations	$(1.9)	$(23.2)

Total revenues included in discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month and six-month periods ended June 30, 2008 were $0.8 million and $9.3 million, respectively. No revenues were included in discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month and six-month periods ended June 30, 2009.

The assets and liabilities included in the accompanying June 30, 2009 and December 31, 2008 consolidated balance sheets related to these discontinued operations were as follows (in millions):

	June 30, 2009	December 31, 2008
Restricted cash	$0.9	$30.7
Premiums and fees receivables	1.8	133.9
Fixed assets - net	—	1.3
Other noncurrent assets	8.5	5.1

Total assets	$11.2	$171.0

Premiums payable to insurance and reinsurance companies	$2.9	$158.0
Other current liabilities	0.7	1.7
Other noncurrent liabilities	7.6	13.3

Total liabilities	$11.2	$173.0

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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at June 30, 2009. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2009. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2009, $14.1 million of LOCs (for which Gallagher had $6.6 million of liabilities recorded at June 30, 2009) were outstanding under the Credit Agreement. There were $193.0 million of borrowings outstanding under the Credit Agreement at June 30, 2009. Accordingly, as of June 30, 2009, $242.9 million remained available for potential borrowings, of which $110.9 million may be in the form of additional LOCs. The weighted average interest rate on the $193.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 0.92%. The interest rate at July 24, 2009 for a sixty day borrowing was 0.95%.

The following is a summary of Gallagher’s corporate debt (in millions):

	June 30, 2009	December 31, 2008
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 4, 2010	193.0	132.0

	$593.0	$532.0

The fair value of the $400.0 million Note Purchase Agreement debt at June 30, 2009 was $366.3 million due to the long-tem duration and fixed interest rates associated with this debt obligation. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. At June 30, 2009, Gallagher had $193.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates.

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Earnings from continuing operations	$43.8	$41.7	$72.1	$58.0
Earning (loss) from discontinued operations	—	(0.9)	(1.9)	(23.2)

Net earnings	$43.8	$40.8	$70.2	$34.8

Weighted average number of common shares outstanding	100.6	93.0	99.3	92.7
Dilutive effect of stock options using the treasury stock method	0.1	0.5	0.1	0.5

Weighted average number of common and common equivalent shares outstanding	100.7	93.5	99.4	93.2

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.45	$0.73	$0.63
Loss from discontinued operations	—	(0.01)	(0.02)	(0.25)

Net earnings	$0.44	$0.44	$0.71	$0.38

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.45	$0.73	$0.62
Loss from discontinued operations	—	(0.01)	(0.02)	(0.25)

Net earnings	$0.44	$0.44	$0.71	$0.37

Options to purchase 12.6 million and 11.1 million shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 12.6 million and 11.5 million shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option Plans

On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). The LTIP term begins May 12, 2009 and it terminates on the date of the first annual meeting of stockholders to occur on or after the fifth anniversary of its effective date, unless terminated earlier by Gallagher’s Board of Directors. All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. The Compensation Committee determines the participants under the LTIP. Awards include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the plan limits, the Compensation Committee has the discretionary authority to determine the size of an award.

As of the effective date of the plan, 3.0 million shares of Gallagher’s common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or any of the predecessor plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock-settled stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by Gallagher to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

Shares of Gallagher’s common stock available for issuance under the plan include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year of Gallagher to any person is $1.5 million.

The LTIP provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified options. The period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right is determined by the Compensation Committee, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of Gallagher common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise (subject to withholding taxes), shares of Gallagher common stock (which may be restricted stock) with a value equal to the difference between the fair market value of Gallagher common stock on the exercise date and the base price of the stock appreciation right.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of Gallagher common stock or through a cashless exercise arrangement. All of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason, is determined by the Compensation Committee. Stock option and stock appreciation right awards under the plan are non-transferable.

In addition to any discretionary stock options granted under the LTIP, each non-employee director is eligible to receive all or part of his or her annual retainer in the form of stock options, in lieu of cash. An option granted in lieu of a cash retainer will have an exercise price per share equal to the fair market value of a share of Gallagher common stock on the date the option is granted. The number of shares of common stock subject to each such option grant has a fair market value as of the date of the grant equal to a multiple of the forgone retainer. The multiple is determined by the Board of Directors from time to time based on the Black-Scholes model. The number of shares is determined by multiplying the amount of the forgone cash retainer by the designated multiple, and then dividing that amount by the value of a share of common stock on the date of grant. Such options become exercisable in equal installments over the four quarters succeeding the date of grant and remain exercisable until the seventh anniversary of the date of grant.

Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. Under the expired plans, Gallagher granted both incentive and nonqualified stock options to officers and key employees of Gallagher and its subsidiaries. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the nonqualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement (if the retirement eligible age requirement is met). On March 5, 2008, the Compensation Committee granted 653,000 options to officers and key employees of Gallagher that become exercisable at the rate of 20% per year on the anniversary date of the grant. On May 13, 2008, the Compensation Committee granted 265,000 options to officers and key employees of Gallagher that become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met). Stock options granted after May 15, 2007 do not provide for accelerated vesting upon retirement.

In addition to the employee plans discussed above, Gallagher had a non-employee directors’ stock option plan, under which, in 2007 and prior years, discretionary options were granted at the direction of the Compensation Committee and retainer options were granted in lieu of the directors’ annual retainer. Discretionary options are exercisable at such rates as determined by the Compensation Committee on the date of grant. Retainer options are cumulatively exercisable at the rate of 25% of the total retainer option at the end of each full fiscal quarter following the date of grant. Options granted under the non-employee directors’ plan contained provisions where the vesting of the stock options accelerates to 100% on the termination of the director.

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher, as defined in the plan documents.

During the three-month periods ended June 30, 2009 and 2008, Gallagher recognized $2.8 million of compensation expense related to its stock option grants. During the six-month periods ended June 30, 2009 and 2008, Gallagher recognized $3.9 million and $4.7 million, respectively, of compensation expense related to its stock option grants.

For purposes of expense recognition in 2009 and 2008, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. In 2009 and 2008, the fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008
Expected dividend yield	4.0%	4.0%
Expected risk-free interest rate	3.0%	3.0%
Volatility	27.3%	25.7%
Expected life (in years)	7.0	5.6

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the six-month period ended June 30, 2009 and 2008, as determined on the grant date using the Black-Scholes option valuation model, was $4.19 and $4.24, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2009 (in millions, except exercise price and years data):

	Six-month period ended June 30, 2009
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.7	$26.20
Granted	0.1	21.28
Exercised	(0.1)	13.67
Forfeited or canceled	(0.1)	26.91

Ending balance	13.6	$26.21	4.56	$3.3

Exercisable at end of period	8.6	$26.00	3.87	$3.0

Ending vested and expected to vest	13.6	$26.21	4.54	$3.3

Options with respect to 2.9 million shares (less any shares of restricted stock issued under the LTIP - See Note 10 to the consolidated financial statements) were available for grant under the LTIP at June 30, 2009.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2009 and 2008 amounted to $0.4 million and $6.0 million, respectively. As of June 30, 2009, there was approximately $32.9 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately five years.

Other information regarding stock options outstanding and exercisable at June 30, 2009 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 22.70	2.4	2.32	$20.71	1.9	$20.43
23.72 - 24.90	2.5	5.04	24.54	1.4	24.69
24.99 - 27.03	2.3	3.59	26.32	1.6	26.31
27.06 - 27.25	2.4	5.97	27.23	1.2	27.22
27.35 - 29.42	2.9	5.76	29.08	1.6	29.12
29.45 - 36.94	1.1	4.03	32.17	0.9	32.25

$ 1.11 - $ 36.94	13.6	4.56	$26.21	8.6	$26.00

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2009 and 2008, $0.4 million was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2009 and 2008, $0.8 million and $1.1 million, respectively, were charged to compensation expense related to this plan. At June 30, 2009 and December 31, 2008, $10.6 million (related to 707,000 shares) and $11.4 million (related to 713,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at June 30, 2009 and December 31, 2008 was $15.1 million and $18.5 million, respectively.

In first quarter 2009 and 2008, the Compensation Committee approved $5.5 million and $5.0 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2009 and 2008, respectively. The fair value of the funded cash award assets at June 30, 2009 and December 31, 2008 was $10.6 million and $5.8 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended June 30, 2009 and 2008, $0.4 million and $0.3 million, respectively, were charged to compensation expense related to these awards. During the six-month periods ended June 30, 2009 and 2008, $1.0 million and $0.7 million, respectively, were charged to compensation expense related to these awards. During the six-month periods ended June 30, 2009 and 2008, cash and equity awards with an aggregate fair value of $0.5 million and $1.8 million, respectively, were vested and distributed to employees under this plan.

10. Restricted Stock and Cash Awards

Restricted Stock Awards

As disclosed in Note 8, on May 12, 2009, the stockholders of Gallagher approved the LTIP. The Compensation Committee determines the participants under the LTIP. The Compensation Committee may grant a stock award either as a restricted stock award or a restricted stock unit award and, in either case, the Compensation Committee may determine that such award shall be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed at Gallagher during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee. The Compensation Committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreement awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At June 30, 2009, 580,000 shares were available for grant under the LTIP.

Prior to May 12, 2009, Gallagher had a restricted stock plan for its directors, officers and certain other employees (this plan was terminated with the approval of the LTIP). Under the provisions of the terminated plan, Gallagher was authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee was responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award is granted. The Compensation Committee determined each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award.

In first quarter 2009 and 2008, Gallagher granted 211,000 and 202,000 shares, respectively, of its common stock to employees under the restricted stock plan, with an aggregate fair value of $3.4 million and $4.8 million, respectively, at the date of grant. In second quarter 2009 and 2008, Gallagher granted 27,000 (20,000 of which were issued in 2009 under the LTIP) and 37,000 shares, respectively, of its common stock to employees under the stock plans, with an aggregate fair value of $0.6 million and $1.0 million, respectively, at the date of grant.

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

	Shares Granted
Vesting Period	2009	2008
One year	16,000	—
Two years	4,000	—
Three years	—	62,000
Four years	199,000	177,000
Five years	7,000	—
Six years	12,000	—

Total shares granted	238,000	239,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2009 and 2008, $1.4 million and $1.9 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2009. During the six-month periods ended June 30, 2009 and 2008, $2.3 million and $2.8 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2009. At June 30, 2009 and December 31, 2008, $4.8 million (related to 297,000 shares) and $5.2 million (related to 329,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at June 30, 2009 and 2008 was $16.4 million and $4.6 million, respectively.

Cash Awards

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During the three-month periods ended June 30, 2009 and 2008, $0.6 million and $0.8 million, respectively, were charged to compensation expense related to this program. During the six-month periods ended June 30, 2009 and 2008, $1.2 million and $1.6 million, respectively, were charged to compensation expense related to this program.

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

On March 4, 2009, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2009 grants are similar to the terms discussed above for the 2007 grants; however, any 2009 granted units will fully vest based on continuous employment through January 1, 2012.

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Prior to January 1, 2009, eligible employees were able to contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Currently, 1.7 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The quarterly ESPP information for the six-month periods ended June 30, 2009 and 2008 is as follows (in millions, except per share and share data):

	1st	2nd
2009
Fair market value per share at date of purchase	$17.00	$16.86
Purchase price per share	$16.15	$16.02
Shares issued	146,000	89,000
Aggregate purchase price	$2.4	$1.9
Stock compensation expense recognized	$—	$—
2008
Fair market value per share at date of purchase	$23.62	$24.10
Purchase price per share	$20.08	$20.49
Shares issued	164,000	94,000
Aggregate purchase price	$3.9	$1.9
Stock compensation expense recognized	$0.6	$0.3

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	2.8	2.8	5.6	5.6
Expected return on plan assets	(2.6)	(3.9)	(5.2)	(7.8)
Amortization of net actuarial loss	1.2	—	2.4	—

Net periodic benefit cost (earnings)	$1.5	$(1.0)	$3.0	$(2.0)

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2009 and 2008 plan years. This level of required funding is based on the plan being frozen at June 30, 2009, and the aggregate amount of Gallagher’s historical funding. During the six-month period ended June 30, 2009, Gallagher contributed $1.0 million to the plan. During the six-month period ended June 30, 2008, Gallagher did not make any contributions to the plan. While no minimum contribution is required to be made to the plan in 2009, Gallagher is considering making additional contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, operating leases and purchase commitments at June 30, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	193.0	—	—	—	—	—	193.0

Total debt obligations	193.0	—	—	—	—	400.0	593.0
Operating lease obligations	34.2	62.3	53.5	42.6	27.2	49.1	268.9
Less sublease arrangements	(1.5)	(3.4)	(3.2)	(2.8)	(1.6)	(1.5)	(14.0)
Outstanding purchase obligations	2.2	2.5	2.5	0.7	—	—	7.9

Total contractual obligations	$227.9	$61.4	$52.8	$40.5	$25.6	$447.6	$855.8

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

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At June 30, 2009, $14.1 million of LOCs (for which Gallagher had $6.6 million of liabilities recorded as of June 30, 2009) were outstanding under the Credit Agreement. There were $193.0 million of borrowings outstanding under the Credit Agreement at June 30, 2009. Accordingly, as of June 30, 2009, $242.9 million remained available for potential borrowings, of which $110.9 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of June 30, 2009. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of June 30, 2009 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2009	2010	2011	2012	2013	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14.1	$14.1
Funding commitments	4.3	—	—	—	0.3	0.7	5.3

Total commitments	$4.3	$—	$—	$—	$0.3	$14.8	$19.4

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

Since January 1, 2002, Gallagher has acquired 131 companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain earnout obligations. For all of its 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2009 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future operating results of the acquired entities over a two to three year period subsequent to the acquisition date. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2009 was $280.4 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at June 30, 2009 or December 31, 2008 that was recourse to Gallagher.

At June 30, 2009, Gallagher had posted two LOCs totaling $8.4 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $6.6 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At June 30, 2009, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

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

Contingent Commissions and Other Industry Developments - On May 18, 2005, Gallagher and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., entered into an Assurance of Voluntary Compliance (the AVC) with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois (collectively, the IL State Agencies) to resolve all of the issues related to certain investigations conducted by the IL State Agencies involving contingent commission arrangements. A copy of the AVC was previously disclosed as an exhibit to Gallagher’s Current Report on Form 8-K dated May 18, 2005.

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of June 30, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its obligation under the MDL settlement.

On July 23, 2009, Gallagher and the IL State Agencies agreed to an amendment to the AVC. The amendment, which will be effective as of October 1, 2009, will permit Gallagher to accept retail contingent commissions across all lines of its brokerage business. As part of the amendment, Gallagher agreed to provide disclosure to its clients of the existence of contingent compensation arrangements. A copy of the amendment to the AVC has been filed as an exhibit to this quarterly report on
Form 10-Q.

Gallagher and its subsidiaries continue to be the subject of state investigations concerning various historical business practices in the insurance industry and are fully cooperating with these investigations.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the June 30, 2009 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.5 million and below the upper end of the most recently determined actuarial range by $4.5 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Other Comprehensive Earnings

The after-tax components of Gallagher’s other comprehensive earnings consists of the following:

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Net earnings	$43.8	$40.8	$70.2	$34.8
Other comprehensive earnings:
Foreign currency translation, net of taxes	9.0	0.3	7.4	0.5
Net change in pension liability, net of taxes	0.7	—	1.4	—

Other comprehensive earnings	$53.5	$41.1	$79.0	$35.3

The foreign currency translation during the three-month and six-month periods ended June 30, 2009 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

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

Financial information relating to Gallagher’s segments for 2009 and 2008 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Brokerage
Total revenues	$340.1	$312.2	$629.6	$570.2

Earnings from continuing operations before income taxes	$69.5	$65.6	$108.7	$85.1

Identifiable assets at June 30, 2009 and 2008			$2,734.0	$2,663.3

Risk Management
Total revenues	$113.3	$115.2	$225.5	$231.4

Earnings from continuing operations before income taxes	$13.4	$12.2	$27.7	$26.0

Identifiable assets at June 30, 2009 and 2008			$393.5	$367.8

Financial Services and Corporate
Total revenues	$0.2	$1.5	$(0.4)	$3.1

Loss from continuing operations before income taxes	$(8.8)	$(8.5)	$(18.8)	$(14.9)

Identifiable assets at June 30, 2009 and 2008			$525.0	$478.4

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 have been reviewed by Ernst  & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2009 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of Gallagher’s management.

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

July 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 89% of its revenues domestically, with the remaining 11% derived primarily in Canada, the United Kingdom (U.K.), Australia and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed 74%, 26% and less than 1%, respectively, to revenues during the six-month period ended June 30, 2009. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean energy and other investments.

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

As markets harden, there historically has been resistance among certain insureds, who are the buyers of insurance (Gallagher’s brokerage clients), to pay increased premiums and the higher commissions generated by these premiums. Such resistance causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate Gallagher for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for approximately 50% of the total U.S. commercial P/C market. Gallagher’s brokerage units are very active in these markets as well. While increased use by insureds of these alternative markets historically has reduced commission revenue to Gallagher, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, thereby resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on Gallagher’s revenues, than inflationary pressures.

Beginning in 2004 and continuing into 2009, the P/C insurance market has been operating in a relatively soft market in most lines and in most geographic areas, notwithstanding an abnormally high level of hurricane activity and other natural disasters. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell during second quarter 2009. The average premium decline for all commercial accounts, regardless of size, was 4.9% for second quarter, continuing the decline of the prior twenty quarters. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

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

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages Gallagher offers its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher. In addition, the deterioration in the economy that occurred in fourth quarter 2008 and the first half of 2009, could adversely impact Gallagher during the remainder of 2009 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2009 and 2010 commission revenues when exposure audits by the carriers are performed and subsequent downward premium adjustments are determined and become known. The income effects of subsequent premium adjustments are recorded when the adjustments become known. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of June 30, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its Multi-District Litigation settlement obligation (see discussion below).

On July 23, 2009, Gallagher and the IL State Agencies agreed to an amendment to the AVC. The amendment, which will be effective as of October 1, 2009, will permit Gallagher to accept retail contingent commissions across all lines of its brokerage business. As part of the amendment, Gallagher agreed to provide disclosure to its clients of the existence of contingent compensation arrangements. A copy of the amendment to the AVC has been filed as an exhibit to this quarterly report on Form 10-Q. As a result of this amendment, Gallagher anticipates generating additional retail contingent commission revenues of approximately $10.0 million on an annualized basis by 2011.

Gallagher’s contingent commissions for the six-month periods ended June 30, 2009 and 2008 were $23.2 million and $16.5 million, respectively. The contingent commissions recognized in 2009 and 2008 by Gallagher relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the six-month periods ended June 30, 2009 and 2008 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements, aggregated to $11.7 million and $7.3 million, respectively.

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

Income Taxes

Gallagher’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. Gallagher reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return as required by Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step involves recognition. Gallagher determines whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

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

Tax law requires items be included in Gallagher’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the Consolidated Statement of Earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for the recognition of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Gallagher evaluates all significant available positive and negative evidence as part of its analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions Gallagher uses in forecasting future taxable income require significant judgment and take into account Gallagher’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Intangible Assets

Intangible assets represent the excess of cost over the fair value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the Consolidated Balance Sheet.

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the six-month periods ended June 30, 2009 and 2008 related to continuing operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target entity. As a consequence, the step acquisition model has been eliminated.

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the recorded purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable.

•	All transaction costs are expensed as incurred.

SFAS 141(R) was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted SFAS 141(R) on a prospective basis to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the Consolidated Statement of Earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s Consolidated Statement of Earnings. See Note 4 to the Consolidated Financial Statements for additional discussion on the 2009 business combinations.

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

Business Combinations and Dispositions

See Notes 4 and 5 to the Consolidated Financial Statements for a discussion of Gallagher’s 2009 business combinations and its 2009 and 2008 dispositions, respectively.

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

Brokerage

The Brokerage Segment accounted for 74% of Gallagher’s revenue during the six-month period ended June 30, 2009. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

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

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2009	2008		2009	2008
Commissions	$267.6	$246.0	9%	$500.8	$452.3	11%
Fees	67.8	58.4	16%	116.9	103.8	13%
Investment income and other	4.7	7.8	(40%)	11.9	14.1	(16%)

Total revenues	340.1	312.2	9%	629.6	570.2	10%

Compensation	199.5	175.8	13%	381.8	342.9	11%
Operating	51.1	56.0	(9%)	102.2	114.7	(11%)
Depreciation	4.7	4.7	—	9.4	8.6	9%
Amortization	13.9	10.1	38%	26.1	18.9	38%
Change in estimated acquisition earnout payables	1.4	—	NMF	1.4	—	NMF

Total expenses	270.6	246.6	10%	520.9	485.1	7%

Earnings from continuing operations before income taxes	69.5	65.6	6%	108.7	85.1	28%
Provision for income taxes	28.0	26.4	6%	43.1	34.0	27%

Earnings from continuing operations	$41.5	$39.2	6%	$65.6	$51.1	28%

Growth - revenues	9%	6%		10%	8%
Organic growth (decline) in commissions and fees	(1%)	0%		(1%)	1%
Compensation expense ratio	59%	56%		61%	60%
Operating expense ratio	15%	18%		16%	20%
Pretax profit margin	20%	21%		17%	15%
Effective tax rate	40%	40%		40%	40%
Workforce at end of period (includes acquisitions)				6,076	5,440
Identifiable assets at June 30				$2,734.0	$2,663.3

The aggregate increase in commissions and fees for the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($41.6 million), partially offset by negative organic growth from existing operations. New business production in commission and fees was $26.1 million in 2009, which was offset by renewal rate decreases and lost business of $38.0 million. Commissions increased 9% and fees increased 16% in the three-month period ended June 30, 2009 compared to the same period in 2008. Organic commission and fee revenues for the three-month period ended June 30, 2009 declined 1.2% compared to the same period in 2008. The aggregate increase in commissions and fees for the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($79.6 million), partially offset by negative organic revenue growth from existing operations. New business production in commission and fees was $65.5 million in 2009, which was offset by renewal rate decreases and lost business of $90.2 million. Commissions increased 11% and fees increased 13% in the six-month period ended June 30, 2009 compared to the same period in 2008. Organic commission and fee revenue for the six-month period ended June 30, 2009 declined 1.3% compared to the same period in 2008.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended June 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$340.1	$312.2	$312.2	$294.6
Adjustments to revenues:
Gains realized from books of business sales	(3.3)	(3.5)	(3.5)	(0.9)
Investment income	(1.4)	(4.3)	(4.3)	(6.1)
Retail contingent commissions related to acquisitions	(4.4)	(3.3)	(3.3)	(2.2)
MGA/MGU performance income	(1.9)	(1.7)	(1.7)	(0.9)
Revenues from acquisitions in the last twelve months	(41.6)	—	(23.0)	—
Revenues related to divestitures in the last twelve months	—	(3.3)	—	(7.4)
Levelized foreign currency translation	—	(5.0)	—	0.3

Total revenue adjustments	(52.6)	(21.1)	(35.8)	(17.2)

Organic revenues	$287.5	$291.1	$276.4	$277.4

Organic revenue growth	-1.2%		-0.4%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the six-month periods ended June 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$629.6	$570.2	$570.2	$527.4
Adjustments to revenues:
Gains realized from books of business sales	(9.4)	(5.2)	(5.2)	(2.1)
Investment income	(2.5)	(8.9)	(8.9)	(11.0)
Retail contingent commissions related to acquisitions	(11.7)	(7.3)	(7.3)	(3.0)
MGA/MGU performance income	(11.5)	(9.2)	(9.2)	(5.5)
Revenues from acquisitions in the last twelve months	(79.6)	—	(42.2)	—
Revenues related to divestitures in the last twelve months	—	(9.4)	—	(12.2)
Levelized foreign currency translation	—	(8.4)	—	0.8

Total revenue adjustments	(114.7)	(48.4)	(72.8)	(33.0)

Organic revenues	$514.9	$521.8	$497.4	$494.4

Organic revenue growth	-1.3%		0.6%

Investment income and other primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business. The decrease in investment income and other in the three-month and six-month periods ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. One-time gains related to sales of books of business for the three-month period ended June 30, 2009 were $3.3 million compared to $3.5 million for the same period in 2008. One-time gains related to sales of books of business for the six-month period ended June 30, 2009 were $9.4 million compared to $5.2 million for the same period in 2008.

The increase in compensation expense for the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($19.1 million in the aggregate) and an increase in employee benefits expense ($5.6 million), partially offset by decreases in temporary-help expense ($0.6 million) and stock compensation expense ($0.4 million). The increase in compensation expense for the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($32.4 million in the aggregate) and an increase in employee benefits expense ($9.4 million), partially offset by decreases in stock compensation ($1.7 million) and temporary-help expense ($1.2 million). The increase in employee headcount in 2009 relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

The decrease in operating expenses for the three-month period ended June 30, 2009 was due primarily to decreases in travel and entertainment ($2.3 million), foreign currency translation ($1.6 million), professional fees ($1.4 million), sales development ($1.2 million) and business insurance ($0.5 million), partially offset by an increase in net rent and utilities ($0.6 million). Also, partially offsetting the decrease in operating expenses in the three-month period ended June 30, 2009 were increased expenses associated with the acquisitions completed in the last twelve months. The decrease in operating expenses for the six-month period ended June 30, 2009 was due primarily to decreases in travel and entertainment ($5.1 million), sales development ($3.5 million), professional fees ($3.3 million) and business insurance ($0.7 million), partially offset by an increase in net rent and utilities ($0.6 million). Also, partially offsetting the decrease in operating expenses in the six-month period ended June 30, 2009 were increased expenses associated with the acquisitions completed in the last twelve months.

Depreciation expense remained unchanged in the three-month period ended June 30, 2009 compared to the same period in 2008. The increase in depreciation expense in the six-month period ended June 30, 2009 compared to the same period in 2008 was due primarily to the acquisitions completed in the last twelve months.

The increases in amortization expense in both the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 were due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five years for non-compete agreements).

The change in estimated acquisition earnout payable expense as reported in both the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 was due to the adoption of SFAS 141(R), which was effective January 1, 2009 for acquisitions completed in 2009. During the three-month and six-month periods ended June 30, 2009, Gallagher recognized $1.4 million of expense in its Consolidated Statement of Earnings related to accretion of the discount related to its 2009 recorded earnout obligations.

The Brokerage Segment’s effective tax rates for the three-month periods ended June 30, 2009 and 2008 were 40.3% and 40.2%, respectively. The Brokerage Segment’s effective tax rates for the six-month periods ended June 30, 2009 and 2008 were 39.7% and 40.0%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on the overall effective income tax rate in 2009 compared to 2008.

Risk Management

The Risk Management Segment accounted for 26% of Gallagher’s revenue from continuing operations during the six-month period ended June 30, 2009. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2009	2008		2009	2008
Fees	$113.0	$114.1	(1%)	$224.8	$229.2	(2%)
Investment income and other	0.3	1.1	(73%)	0.7	2.2	(68%)

Total revenues	113.3	115.2	(2%)	225.5	231.4	(3%)

Compensation	69.9	70.4	(1%)	138.0	140.5	(2%)
Operating	27.0	29.2	(8%)	53.6	58.4	(8%)
Depreciation	2.8	3.2	(13%)	5.8	6.2	(6%)
Amortization	0.2	0.2	—	0.4	0.3	33%

Total expenses	99.9	103.0	(3%)	197.8	205.4	(4%)

Earnings from continuing operations before income taxes	13.4	12.2	10%	27.7	26.0	7%
Provision for income taxes	5.5	4.8	15%	11.1	10.1	10%

Earnings from continuing operations	$7.9	$7.4	7%	$16.6	$15.9	4%

Growth - revenues	(2%)	7%		(3%)	8%
Organic growth in fees	2%	5%		2%	6%
Compensation expense ratio	62%	61%		61%	61%
Operating expense ratio	24%	25%		24%	25%
Pretax profit margin	12%	11%		12%	11%
Effective tax rate	41%	39%		40%	39%
Workforce at end of period (includes acquisitions)				3,862	3,892
Identifiable assets at June 30				$393.5	$367.8

The decrease in fees for the three-month period ended June 30, 2009 compared to the same period in 2008 was due primarily to lost business and the impact of decreased claim counts of $11.2 million, which were partially offset by new business of $10.1 million. Organic fee revenues for the three-month period ended June 30, 2009 increased 2.2% compared to 2008. The decrease in fees for the six-month period ended June 30, 2009 compared to the same period in 2008 was due primarily to lost business and the impact of decreased claim counts of $22.5 million, which were partially offset by new business of $18.1 million. Organic fee revenue for the six-month period ended June 30, 2009 increased 1.8% compared to 2008. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended June 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$113.3	$115.2	$115.2	$107.8
Adjustments to revenues:
Investment income	(0.3)	(1.1)	(1.1)	(0.8)
Levelized foreign currency translation	—	(3.5)	—	1.5

Total revenue adjustments	(0.3)	(4.6)	(1.1)	0.7

Organic revenues	$113.0	$110.6	$114.1	$108.5

Organic revenue growth	2.2%		5.2%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the six-month periods ended June 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$225.5	$231.4	$231.4	$214.6
Adjustments to revenues:
Investment income	(0.7)	(2.2)	(2.2)	(1.7)
Levelized foreign currency translation	—	(8.3)	—	3.3

Total revenue adjustments	(0.7)	(10.5)	(2.2)	1.6

Organic revenues	$224.8	$220.9	$229.2	$216.2

Organic revenue growth	1.8%		6.0%

Investment income and other primarily represents interest income earned on Gallagher’s cash and cash equivalents. The decreases in investment income in both the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 are due to lower market yield and safer investment vehicles (i.e., non-interest bearing accounts). In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts.

The decrease in compensation expense for the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to the impact of foreign currency translation ($2.2 million) and decreased temporary-help costs ($0.8 million), partially offset by increases in salaries ($1.4 million) and employee benefits ($1.1 million). The decrease in compensation expense for the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to the impact of foreign currency translation ($5.1 million), decreased headcount and decreased temporary-help costs ($1.8 million), partially offset by increases in salaries ($2.5 million) and employee benefits ($1.9 million).

The decrease in operating expenses for the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to decreases in employee direct expense ($1.2 million), office expense ($1.2 million), travel and entertainment expense ($0.6 million), and net rent and utilities ($0.6 million), partially offset by an increase in business insurance ($1.7 million) and foreign currency translation ($0.6 million). The decrease in operating expenses for the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to decreases in employee direct expense ($2.4 million), office expense ($1.6 million), travel and entertainment expense ($1.2 million) and bad debt expense ($0.6 million), partially offset by an increase in business insurance ($1.3 million) and foreign currency translation ($0.9 million).

Depreciation expense remained relatively unchanged in both the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 and reflects the net impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems, less disposals.

Amortization expense was unchanged in both the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008. Historically, the Risk Management Segment has made few acquisitions, and no acquisitions were made by this Segment for the six-month period ended June 30, 2009.

The Risk Management Segment’s effective tax rates for the three-month periods ended June 30, 2009 and 2008 were 41.0% and 39.3%, respectively. The Risk Management Segment’s effective tax rates for the six-month periods ended June 30, 2009 and 2008 were 40.1% and 38.8%, respectively. See the Results of Operations for the Financial Services and Corporate Segment for a discussion on changes in the overall effective income tax rate in 2009 compared to 2008.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests in tax-advantaged and clean energy investments, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. The Financial Services and Corporate Segment also includes interest on Gallagher’s $400.0 million Note Purchase Agreement and borrowings made under Gallagher’s unsecured multicurrency credit agreement. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of June 30, 2009 and December 31, 2008 and a discussion of the nature of the investments held. See Note 6 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of June 30, 2009 and December 31, 2008.

Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Investment income (loss):
Asset Alliance Corporation	$—	$(0.2)	$—	$(0.2)
Alternative energy	—	2.0	0.4	3.8
Real estate and venture capital	0.1	(0.1)	0.1	(0.3)

Total investment income	0.1	1.7	0.5	3.3
Investment gains (losses)	0.1	(0.2)	(0.9)	(0.2)

Total revenues	0.2	1.5	(0.4)	3.1

Investment expenses:
Alternative energy	0.6	(0.5)	1.1	(1.8)
Compensation, professional fees and other	1.4	3.2	3.0	6.0

Total investment expenses	2.0	2.7	4.1	4.2
Interest	7.0	7.3	14.3	13.8

Total expenses	9.0	10.0	18.4	18.0

Loss from continuing operations before income taxes	(8.8)	(8.5)	(18.8)	(14.9)
Benefit for income taxes	(3.2)	(3.6)	(8.7)	(5.9)

Loss from continuing operations	$(5.6)	$(4.9)	$(10.1)	$(9.0)

Identifiable assets at June 30			$525.0	$478.4

Investment income from Asset Alliance Corporation (AAC) is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and recognizes dividend income on its preferred stock investment as such income is earned.

Investment income from alternative energy investments in 2008 represents adjustments made, based on the actual factor published by the IRS in April 2008, to the estimated installment sale gains recorded in 2007. In 2009, the amount represents revenues generated by Chem-Mod for test burns at coal-fired power plants.

Income from real estate and venture capital investments primarily represents Gallagher’s portion of the income and losses of these entities that are accounted for using equity method accounting.

Investment gains in the three-month period ended June 30, 2009 primarily represents a gain on the sale of one of Gallagher’s low income housing properties. The loss for the six-months ended June 30, 2009 primarily represents the impairment loss which was the result of the estimated sales value for Gallagher’s remaining interest in AAC.

Investment expenses include the operating expenses of the alternative energy investments. The 2008 credits represent adjustments made, based on the actual phase-out factor published by the IRS in April 2008, to the estimated amounts recorded in 2007. The 2009 amounts primarily represent the operating expenses related to Chem-Mod operations including test burns at coal-fired power plants and professional fees related to clean energy initiatives.

The decreases in investment expenses related to compensation, professional fees and other expenses in the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 were primarily due to reductions in salaries, benefits and incentive compensation.

The decrease in interest expense in the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to interest rate reductions on the outstanding borrowings, substantially offset by increased borrowing made under Gallagher’s Credit Agreement. The increase in interest expense in the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to increased borrowings substantially offset by interest rate reductions on the outstanding borrowings under Gallagher’s Credit Agreement.

Gallagher’s consolidated effective tax rate for the three-month period ended June 30, 2009 was 40.6% compared to 39.8% for the same period in 2008. Gallagher’s consolidated effective tax rate for the six-month period ended June 30, 2009 was 38.5% compared to 39.7% for the same period in 2008. The first and second quarter 2008 tax rates were lower than the statutory rates as the result of the resolution of certain matters related to prior years. The consolidated effective tax rates for the six-month periods ended June 30, 2009 and 2008 were lower than the statutory rates as the result of the resolution of certain matters related to prior years. Gallagher’s consolidated effective tax rate in 2009 and future years will likely approximate 40.0% to 42.0%. Gallagher also anticipates reporting an effective tax rate of approximately 40.0% to 42.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future.

Gallagher is an investor in two privately-owned clean energy ventures.

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

Gallagher believes that The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45. Management has the authorization to invest up to $15.0 million in capital expenditures to develop production plants that will have the ability to produce refined coal. In order to qualify for tax credits under IRC Section 45, these plants must be placed in service by December 31, 2009 and meet certain other requirements. Certain utilities have expressed an interest in using The Chem-Mod™ Solution and Gallagher has committed to capital expenditures of approximately $4.0 million in the third quarter of 2009 to build the first facility. If other utilities express interest in using The Chem-Mod™ Solution, Gallagher is prepared to make additional capital expenditures of $10.0 million to $12.0 million in the third and fourth quarters of 2009 to build additional facilities. The IRS is expected to issue guidance by September 1, 2009, which will further clarify the requirements of IRC Section 45. While Gallagher believes that the production plants will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made in the six-month periods ended June 30, 2009 and 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement and the issuance of Gallagher’s common stock for the 2009 acquisitions. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash Flows From Operating Activities

Cash provided by operating activities was $77.6 million and $19.0 million for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to decreases in incentive compensation payments and income tax payments. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, deferred compensation, restricted stock and stock-based compensation expenses.

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

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2009. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the six-month period ended June 30, 2009, Gallagher contributed $1.0 million to the plan. During the six-month period ended June 30, 2008, Gallagher did not make any contributions to the plan. While no minimum contribution is required to be made to the plan in 2009, Gallagher is considering making additional contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize an accrued benefit plan liability for its underfunded defined benefit pension and unfunded retiree medical plans (the Plans). The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2008, the funded status of Gallagher’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2008, reflecting an increase in credit costs on high quality corporate debt obligations and negative asset returns. The change in funded status of the Plans resulted in a reduction in noncurrent assets of $14.8 million and an increase in noncurrent liabilities of $56.1 million, including a related adjustment to tax benefits of $28.7 million and a reduction of Gallagher’s stockholders’ equity of $42.2 million in 2008. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2009 or 2008, changes in the pension regulatory environment and investment losses in its pension plan have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Financing Activities

At June 30, 2009, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $226.1 million. See Note 6 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. There were $193.0 million of borrowings outstanding under the Credit Agreement at June 30, 2009. Due to outstanding letters of credit and borrowings, $242.9 million remained available for potential borrowings under the Credit Agreement at June 30, 2009. The Credit Agreement expires on October 4, 2010.

In the six-month period ended June 30, 2009, Gallagher borrowed and repaid $105.0 million and $44.0 million, respectively, under the Credit Agreement. Principal uses of the 2009 borrowings under the Credit Agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes. In the six-month period ended June 30, 2008, Gallagher borrowed and repaid $134.0 million and $29.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions and earnout payments related to acquisitions completed prior to 2008.

The Note Purchase Agreement and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2009.

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

In the six-month period ended June 30, 2009, Gallagher declared $64.8 million in cash dividends on its common stock, or $.32 per common share. On July 15, 2009, Gallagher paid a second quarter dividend of $.32 per common share to shareholders of record at June 30, 2009. If the dividend is maintained at $.32 per common share throughout 2009, this dividend level would result in an annualized net cash used by financing activities in 2009 of approximately $129.6 million (based on the number of outstanding shares as of June 30, 2009) or an increase in cash used of approximately $11.0 million compared to 2008.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the six-month periods ended June 30, 2009 and 2008. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of June 30, 2009, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2009 represent 18,000 shares (at a cost of $0.3 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2008 represent 46,000 shares (at a cost of $1.1 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2008 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the six-month periods ended June 30, 2009 and 2008 were $4.5 million and $12.9 million, respectively. Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP).

All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of the effective date of the plan, 3.0 million shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Prior to January 1, 2009, eligible employees were allowed to purchase its common stock at 85% of its fair market value. For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $13.5 million and $16.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. In 2009, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $31.9 million and $131.7 million in the six-month periods ended June 30, 2009 and 2008, respectively. Gallagher completed nine acquisitions and twenty acquisitions in the six-month periods ended June 30, 2009 and 2008, respectively.

During the six-month period ended June 30, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the six-month period ended June 30, 2009, Gallagher issued 641,000 shares of its common stock, paid $3.9 million in cash and accrued $0.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.2 million. During the six-month period ended June 30, 2008, Gallagher paid $5.5 million in cash related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $3.3 million.

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

Dispositions - During 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates under the agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of the U.S. reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

During the six-month periods ended June 30, 2009 and 2008, Gallagher sold several small books of business and recognized one-time gains of $9.4 million and $5.2 million, respectively, which approximated the cash proceeds received related to these transactions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2009 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2009 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2009.

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

At June 30, 2009, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at June 30, 2009 was $366.3 million due to their long-term duration and fixed interest rates. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, therefore the broker quote is deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at June 30, 2009 and the resulting fair values would be $23.6 million higher than their carrying value.

At June 30, 2009, Gallagher had $193.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2009 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2009 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $4.0 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2009 and 2008.

Item 4. Controls and Procedures

As of June 30, 2009, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six-month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 13 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 1A. Risk Factors

The following is a discussion of the material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008:

Gallagher is developing production plants that will have the ability to produce refined coal that may qualify for tax credits under IRC Section 45. These production plants may not be able to meet the requirements of IRC Section 45 and would therefore not produce tax credits to Gallagher or others.

IRC Section 45 provides a tax credit for the production and sale of refined coal. Gallagher owns 42% of Chem-Mod, LLC, which has developed technologies that reduce harmful emissions from coal-fired power plants. Although to date the IRS has issued little public guidance regarding the administration of the IRC Section 45 tax credit program and the restrictions on the availability of such credits, Gallagher believes that commercial facilities that produce clean-burning coal using the Chem-Mod technology qualify for tax credits under IRC Section 45. The IRS is expected to issue guidance by September 1, 2009, which will further clarify the requirements of IRC Section 45. Management has the authorization to invest up to $15.0 million in capital expenditures to develop production plants that will have the ability to produce refined coal. Certain utilities have expressed an interest in using The Chem-Mod™ Solution and Gallagher has committed to capital expenditures of approximately $4.0 million in the third quarter of 2009 to build the first facility. If other utilities express interest in using The Chem-Mod™ Solution, Gallagher is prepared to make additional capital expenditures of $10.0 million to $12.0 million in the third and fourth quarters of 2009 to build additional facilities.

There are significant uncertainties related to these investments, which must be favorably resolved in order for Gallagher to capitalize on these investments, including the release of favorable IRS guidance, the timely receipt by the utility of regulatory permits, completion of construction by December 31, 2009 and satisfaction of certain other emissions and pricing requirements. The IRS may challenge IRC Section 45 tax credits claimed by Gallagher based on any one of these or other conditions. In addition, Congress may modify or repeal IRC Section 45 so that these tax credits may not be available in the future. If Gallagher is not successful in claiming IRC Section 45 credits from these facilities, Gallagher may not be able to capitalize on its investments in Chem-Mod or the refined coal production facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2009	—	$—	—	10,000
May 1 to May 31, 2009	—	—	—	10,000
June 1 to June 30, 2009	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of June 30, 2009, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Arthur J. Gallagher & Co. held on May 12, 2009, 91,731,497 shares of Gallagher’s common stock, or 92.0% of the total common stock outstanding on the record date for the meeting, were represented.

The stockholders elected Mr. Frank E. English, Jr., Mr. J. Patrick Gallagher, Jr., Ms. Ilene S. Gordon and Mr. James R. Wimmer as Class I Directors with terms expiring in 2010. Of the shares voted with respect to the election of Mr. English, 89,489,922 were voted in favor and 2,241,575 were withheld. Of the shares voted with respect to the election of Mr. Gallagher, 89,486,757 were voted in favor and 2,244,740 were withheld. Of the shares voted with respect to the election of Ms. Gordon, 85,523,434 were voted in favor and 6,208,063 were withheld. Of the shares voted with respect to the election of Mr. Wimmer, 89,428,512 were voted in favor and 2,302,985 were withheld.

Continuing as Class II Directors with terms expiring in 2010 are Mr. William L. Bax, Mr. T. Kimball Brooker and Mr. David S. Johnson. Continuing as Class III Directors with terms expiring in 2011 are Mr. Elbert O. Hand, Ms. Kay W. McCurdy and Mr. Norman L. Rosenthal.

The stockholders also ratified the appointment of Ernst & Young LLP as Gallagher’s independent registered public accounting firm for the fiscal year ending December 31, 2009. Of the shares voted with respect to the ratification of Ernst & Young LLP, 90,670,657 were voted in favor, 978,267 were voted against and 85,573 were withheld.

The stockholders also approved the Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (LTIP). Of the shares voted with respect to the approval of the LTIP, 74,608,660 were voted in favor, 7,884,825 were voted against, 315,063 were withheld and 8,925,949 were broker non-votes.

Item 6. Exhibits

10.1.1	Amendment to the Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and Arthur J. Gallagher & Co., dated July 23, 2009.

10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008).

10.46	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of the Gallagher’s Form S-8 Registration Statement No. 333-159150).

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 30, 2009	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2009

Exhibit Index

10.1.1	Amendment to the Assurance of Voluntary Compliance between the Attorney General of the State of Illinois and Arthur J. Gallagher & Co., dated July 23, 2009.

10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008).

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.