Form 10-Q
period 2009-09-30
GALLAGHER ARTHUR J & CO
filed 2009-10-29
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2009 was 101,800,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Commissions	$254.3	$244.9	$755.1	$697.2
Fees	181.9	177.8	523.6	510.8
Investment income (loss) and other:
Brokerage and Risk Management	3.1	10.3	15.7	26.6
Financial Services and Corporate	0.2	(2.3)	0.7	1.0
Investment losses	—	(2.5)	(0.9)	(2.7)

Total revenues	439.5	428.2	1,294.2	1,232.9

Compensation	260.2	250.0	780.0	733.4
Operating	80.7	99.9	236.5	273.0
Investment expenses	6.0	3.6	10.1	7.8
Interest	6.8	7.1	21.1	20.9
Depreciation	7.7	8.0	22.9	22.8
Amortization	13.8	10.2	40.3	29.4
Change in estimated acquisition earnout payables	1.2	—	2.6	—

Total expenses	376.4	378.8	1,113.5	1,087.3

Earnings from continuing operations before income taxes	63.1	49.4	180.7	145.6
Provision for income taxes	21.5	7.7	67.0	45.9

Earnings from continuing operations	41.6	41.7	113.7	99.7

Discontinued operations:
Loss on discontinued operations before income taxes	—	(3.6)	(3.3)	(36.3)
Gain (loss) on disposal of operations	—	(0.2)	0.1	12.2
Provision (benefit) for income taxes	—	0.1	(1.3)	3.0

Loss from discontinued operations	—	(3.9)	(1.9)	(27.1)

Net earnings	$41.6	$37.8	$111.8	$72.6

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.44	$1.14	$1.07
Loss from discontinued operations	—	(0.04)	(0.02)	(0.29)

Net earnings	$0.41	$0.40	$1.12	$0.78

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.44	$1.14	$1.07
Loss from discontinued operations	—	(0.04)	(0.02)	(0.29)

Net earnings	$0.41	$0.40	$1.12	$0.78

Dividends declared per common share	$.32	$.32	$.96	$.96

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2009	December 31, 2008
	(Unaudited)
Cash and cash equivalents	$237.7	$194.4
Restricted cash	551.8	551.0
Investments - current	0.5	0.2
Premiums and fees receivable	664.8	826.5
Other current assets	110.8	129.9

Total current assets	1,565.6	1,702.0
Investments - noncurrent	25.3	17.9
Fixed assets - net	82.6	88.8
Deferred income taxes	272.9	300.9
Other noncurrent assets	133.9	104.1
Goodwill - net	715.6	596.4
Amortizable intangible assets - net	445.2	461.2

Total assets	$3,241.1	$3,271.3

Premiums payable to insurance and reinsurance companies	$1,208.4	$1,365.3
Accrued compensation and other accrued liabilities	216.7	260.1
Unearned fees	46.8	46.2
Other current liabilities	27.6	55.0
Corporate related borrowings - current	131.0	132.0

Total current liabilities	1,630.5	1,858.6
Corporate related borrowings - noncurrent	400.0	400.0
Other noncurrent liabilities	341.5	274.2

Total liabilities	2,372.0	2,532.8

Stockholders’ equity:
Common stock - issued and outstanding 101.8 shares in 2009 and 96.4 shares in 2008	101.8	96.4
Capital in excess of par value	328.8	230.4
Retained earnings	466.3	452.0
Accumulated other comprehensive loss	(27.8)	(40.3)

Total stockholders’ equity	869.1	738.5

Total liabilities and stockholders’ equity	$3,241.1	$3,271.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended September 30,
	2009	2008
Cash flows from operating activities:
Earnings from continuing operations	$113.7	$99.7
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net loss on investments	0.9	2.7
Depreciation and amortization	63.2	52.2
Change in estimated acquisition earnout payables	2.6	—
Amortization of deferred compensation and restricted stock	4.5	5.2
Stock-based compensation expense	6.4	8.4
Net change in restricted cash	(14.7)	3.8
Net change in premiums receivable	79.7	88.1
Net change in premiums payable	(41.2)	(66.3)
Net change in other current assets	3.5	(15.2)
Net change in accrued compensation and other accrued liabilities	(45.3)	(45.8)
Net change in fees receivable/unearned fees	(24.6)	10.6
Net change in income taxes payable	2.7	3.4
Net change in deferred income taxes	45.3	16.7
Net change in other noncurrent assets and liabilities	(2.1)	(21.4)

Net cash provided by operating activities of continuing operations	194.6	142.1
Loss from discontinued operations	(1.9)	(27.1)
Depreciation and amortization from discontinued operations	—	13.6
Other noncash items related to discontinued operations	3.0	4.6
Net gain on disposal of discontinued operations	(0.1)	(12.2)

Net cash provided by operating activities	195.6	121.0

Cash flows from investing activities:
Net additions to fixed assets	(17.6)	(25.0)
Cash paid for acquisitions, net of cash acquired	(33.8)	(196.9)
Proceeds from sales of discontinued operations	—	31.8
Net (funding) proceeds of investment transactions	(7.2)	8.3

Net cash used by investing activities	(58.6)	(181.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	6.6	20.7
Tax impact from issuance of common stock	(3.1)	5.1
Repurchases of common stock	(0.7)	(1.2)
Dividends paid	(95.3)	(88.1)
Borrowings on line of credit facilities	132.0	187.0
Repayments on line of credit facilities	(133.0)	(69.0)

Net cash (used) provided by financing activities	(93.5)	54.5

Net increase (decrease) in cash and cash equivalents	43.5	(6.3)
Cash and cash equivalents at beginning of period	194.4	255.9

Cash and cash equivalents at end of period	$237.9	$249.6

Supplemental disclosures of cash flow information:
Interest paid	$27.5	$26.9
Income taxes paid	23.1	34.2

See notes to consolidated financial statements.

Notes to September 30, 2009 Consolidated Financial Statements (Unaudited)

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

In the preparation of Gallagher’s consolidated financial statements as of September 30, 2009, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through October 29, 2009, the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

2. Effect of New Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the consolidation rules involving variable interest entities (VIEs), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from existing guidance and (2) responds to concerns about the application of certain key provisions in existing guidance, including concerns over the transparency of an enterprise’s involvement with VIEs.

These amendments are applicable to all enterprises and to all entities with which those enterprises are involved, regardless of when that involvement arose. Therefore, upon adoption of these amendments, all enterprises must reconsider their consolidation conclusions for all entities with which they are involved. These amendments, among other things:

•	Amend certain guidance for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs.

•	Require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.

•

Amend existing considerations of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances.

•	Require continuous assessments of whether an enterprise is the primary beneficiary of a VIE.

•	Require enhanced disclosures about an enterprise’s involvement with a VIE.

These amendments are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Adoption is prospective and early adoption is not permitted. Thus, these amendments are effective for Gallagher beginning on January 1, 2010. Gallagher is currently evaluating the impact the adoption of these amendments will have on its consolidated financial statements and notes thereto.

Business Combinations

In December 2007, the FASB issued revised accounting guidance for business combinations. The primary requirements of the revised guidance are as follows:

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

The revised guidance was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted the revised guidance on a prospective basis to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s consolidated statement of earnings. See Note 4 to the consolidated financial statements for additional discussion on the 2009 business combinations.

Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher expenses all external transaction costs related to its acquisitions as incurred.

3. Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	September 30, 2009			December 31, 2008
	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Investments:

Asset Alliance Corporation	$0.2	$1.0	$—	$0.2	$2.0
Alternative energy:
Equity interest in biomass projects and pipeline	—	8.5	—	—	8.8
Clean energy related ventures	0.3	9.7	24.0	—	1.3
Real estate and venture capital	—	6.1	1.0	—	5.8

Total investments	$0.5	$25.3	$25.0	$0.2	$17.9

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

One of the Biomass projects has been determined to be a VIE, but is not required to be consolidated. Gallagher is a limited partner in this investment. This investment was entered into by Gallagher in 1998. At September 30, 2009, total assets and total debt of this investment were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at September 30, 2009, which equaled the net aggregate carrying value of this investment.

Clean Energy Related Ventures represent Gallagher’s ownership interests in two privately-owned entities.

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Gallagher believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under IRC Section 45. Certain utilities have expressed an interest in using The Chem-Mod™ Solution and Gallagher has made capital expenditures of $9.6 million as of September 30, 2009 and has committed to make additional capital expenditures of up to $24.0 million in fourth quarter 2009, to complete the building of eight refined coal facilities that will be used in the operations of these utilities. In order to qualify for tax credits under IRC Section 45, these facilities must be placed in service by December 31, 2009 and meet certain other requirements. The IRS is expected to issue guidance by December 31, 2009, which is anticipated to further clarify the requirements of IRC Section 45. While Gallagher believes that the refined coal production at these facilities will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

Chem-Mod has been determined to be a VIE. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements under FIN 46 rules beginning in third quarter 2008. Prior to third quarter 2008, this investment was accounted for using equity method accounting. At September 30, 2009, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.5 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

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

IRC Section 29-related Syn/Coal Matters - In connection with the prior sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnification to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and also obtained private letter rulings (PLRs) from the Internal Revenue Service (IRS) for the Syn/Coal partnerships. At September 30, 2009, the maximum potential amount of future payments that Gallagher could be required to make under these indemnification agreements for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $193.7 million at September 30, 2009 to the purchasers of certain Syn/Coal facilities, if it were to be found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements. In addition, with respect to the Syn/Coal partnerships, Gallagher also had exposure at September 30, 2009 on $155.3 million of tax credits earned through December 31, 2007, and has insurance policies in place, the scope of which would provide up to $18.2 million of after-tax coverage in the event IRC Section 29-related Syn/Coal tax credits are disallowed. However, there can be no assurance that such coverage and/or the full amount of the policies would ultimately be available. These policies provide coverage on a claims-made basis through various dates up to December 31, 2009. Gallagher has not recorded any liability in its September 30, 2009 consolidated balance sheet for these potential indemnification obligations.

Any future tax audits of the IRC Section 29-related Syn/Coal partnerships in which Gallagher had an ownership interest, or future administrative or judicial decisions, could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal tax credits on Gallagher’s tax returns, or cause Gallagher to be subject to liability under the indemnification obligations related to prior sales of interests in partnerships claiming IRC Section 29-related Syn/Coal tax credits. In first and third quarters of 2009, the IRS began routine examinations of two of the IRC Section 29-related Syn/Coal partnerships in which Gallagher had an interest. One examination has been closed without any changes being made and the IRS has given an indication to Gallagher that the other examination will also close without any changes being made. Two similar examinations by the IRS of another partnership, in which Gallagher had an interest, were closed in 2004 and 2007 without any changes being proposed.

Real Estate and Venture Capital - At September 30, 2009, Gallagher had ownership interests in fourteen completed and certified low income housing developments with zero carrying value. Gallagher also had investments in four venture capital investment funds that invest in debt and equity of development-stage and turn-around companies, with an aggregate net carrying value of $6.1 million, the largest of which was $4.6 million. In addition, Gallagher has ownership interests in two real estate entities that were previously written-off. Sixteen of the twenty investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At September 30, 2009, total assets and total debt of these sixteen investments were approximately $63.0 million and $19.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at September 30, 2009, which equaled the net aggregate carrying value of these investments.

4. Business Combinations

During the nine-month period ended September 30, 2009, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for Gallagher common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
PartnerSource, Inc. (PSI) January 1, 2009	468	$7.6	$—	$—	$0.6	$3.8	$12.0	$7.0
Fidelity Benefits and Insurance Services, LLLP February 10, 2009	23	0.4	0.6	—	0.1	0.3	1.4	1.1
Policy renewal rights from Liberty Mutual Insurance Company and Wausau Signature Agency, LLC (LMW) February 27, 2009	1,581	25.1	20.3	—	—	46.7	92.1	120.0
Sellers Group LLC (SGP) May 1, 2009	95	1.9	0.8	—	0.1	1.3	4.1	3.2
Nourse Insurance Brokers, Inc. (NIB) May 1, 2009	317	6.5	1.4	—	0.9	—	8.8	—
Walker Taylor Agency (WTA) June 1, 2009	155	2.9	1.1	—	0.4	0.4	4.8	1.9
Gresham & Associates, Inc. July 31, 2009	106	2.5	0.8	—	—	—	3.3	—
Four other acquisitions completed in second and third quarter	78	1.7	1.5	0.7	0.1	1.4	5.4	1.9

	2,823	$48.6	$26.5	$0.7	$2.2	$53.9	$131.9	$135.1

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During the nine-month period ended September 30, 2009, Gallagher recognized $2.6 million of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 acquisitions.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations were not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2009 was $260.9 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	PSI	LMW	SGP	NIB	WTA	Six Other Acquisitions	Total
Current assets	$0.6	$18.5	$—	$0.4	$1.4	$1.1	$22.0
Fixed assets	0.3	—	—	0.1	—	—	0.4
Noncurrent assets	—	7.6	—	—	—	—	7.6
Goodwill	9.4	35.1	2.1	5.0	2.1	4.7	58.4
Expiration lists	4.4	43.6	1.9	3.4	2.4	5.1	60.8
Non-compete agreements	0.4	0.5	0.1	0.1	0.1	0.1	1.3

Total assets acquired	15.1	105.3	4.1	9.0	6.0	11.0	150.5

Current liabilities	1.2	13.2	—	0.2	1.2	0.9	16.7
Noncurrent liabilities	1.9	—	—	—	—	—	1.9

Total liabilities assumed	3.1	13.2	—	0.2	1.2	0.9	18.6

Total net assets acquired	$12.0	$92.1	$4.1	$8.8	$4.8	$10.1	$131.9

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $58.4 million, $60.8 million and $1.3 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of five to fifteen years and five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2009 and 2008 related to continuing operations. Of the

$60.8 million of expiration lists and $1.3 million of non-compete agreements related to the 2009 acquisitions, $4.4 million and $0.4 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $1.9 million and a corresponding amount of goodwill in 2009 related to the nondeductible amortizable intangible assets.

During the nine-month period ended September 30, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the nine-month period ended September 30, 2009, Gallagher issued 988,000 shares of its common stock, paid $4.2 million in cash, and accrued $1.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $21.0 million. During the nine-month period ended September 30, 2008, Gallagher issued 18,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $6.5 million.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2009 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2008 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Total revenues	$439.7	$449.9	$1,316.1	$1,282.4
Earnings from continuing operations	41.6	45.5	119.4	103.7
Basic earnings from continuing operations per share	0.41	0.47	1.18	1.08
Diluted earnings from continuing operations per share	0.41	0.47	1.18	1.08

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2008, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the nine-month period ended September 30, 2009 totaled approximately $83.7 million.

5. Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates of the respective agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the respective agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of its U.S. reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

For the nine-month periods ended September 30, 2009 and 2008, Gallagher recorded the following related to its discontinued operations (in millions):

	Nine-month period ended September 30,
	2009	2008
Gain on Disposal of Operations
Cash proceeds from sale	$—	$31.8
Estimated additional sale proceeds to be received	—	6.3
Book value of net assets sold, principally goodwill and other intangible assets	0.1	(20.0)
Severance and other compensation costs	—	(5.9)

Gain on disposal of operations	0.1	12.2

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	—	(13.0)
Severance and other compensation costs	—	(14.3)
Accrual of service obligations costs for accounts not sold	—	(4.9)
Write-off of fixed assets and lease costs	(3.0)	(4.5)
Other	(0.3)	0.4

Loss from discontinued operations before income taxes	(3.3)	(36.3)
Provision (benefit) for income taxes	(1.3)	3.0

Loss from discontinued operations	$(1.9)	$(27.1)

Total revenues included in discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for the three-month and nine-month periods ended September 30, 2008 were $0.3 million and $9.7 million, respectively. No such revenues were included in discontinued operations for the three-month and nine-month periods ended September 30, 2009.

The assets and liabilities included in the accompanying September 30, 2009 and December 31, 2008 consolidated balance sheets related to these discontinued operations were as follows (in millions):

	September 30, 2009	December 31, 2008
Restricted cash	$0.5	$30.7
Premiums and fees receivables	—	133.9
Fixed assets - net	—	1.3
Other noncurrent assets	8.0	5.1

Total assets	$8.5	$171.0

Premiums payable to insurance and reinsurance companies	$0.4	$158.0
Other current liabilities	0.9	1.7
Other noncurrent liabilities	7.2	13.3

Total liabilities	$8.5	$173.0

6. Credit and Other Debt Agreements

Note Purchase Agreement - Gallagher is party to an Amended and Restated Note Purchase Agreement dated as of December 19, 2007 (Note Purchase Agreement), with certain accredited institutional investors (the Purchasers), pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Notes), in a private placement. The Notes require semi-annual payments of interest that are due on February 3 and August 3. In connection with entering into the Note Purchase Agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at September 30, 2009. The Note Purchase Agreement provides customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The Notes are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s unsecured multicurrency credit agreement.

Credit Agreement - Gallagher is party to an Amended and Restated Multi Currency Credit Agreement dated as of December 19, 2007 (Credit Agreement), which expires on October 4, 2010, with a group of ten financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2009. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At September 30, 2009, $14.6 million of LOCs (for which Gallagher had $7.2 million of liabilities recorded at September 30, 2009) were outstanding under the Credit Agreement. There were $131.0 million of borrowings outstanding under the Credit Agreement at September 30, 2009. Accordingly, as of September 30, 2009, $304.4 million remained available for potential borrowings, of which $110.4 million may be in the form of additional LOCs. The weighted average interest rate on the $131.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 0.85%. The interest rate at October 23, 2009 for a sixty day borrowing was 0.85%.

The following is a summary of Gallagher’s corporate debt (in millions):

	September 30, 2009	December 31, 2008
Corporate related borrowings:
Note Purchase Agreement:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0

Total Note Purchase Agreement	400.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 4, 2010	131.0	132.0

	$531.0	$532.0

The fair value of the $400.0 million Note Purchase Agreement debt at September 30, 2009 was $377.1 million due to the long-tem duration and fixed interest rates associated with this debt obligation. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes at Gallagher, and therefore the broker quote is deemed to be the closest approximation of current market rates. At September 30, 2009, Gallagher had $131.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates.

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Earnings from continuing operations	$41.6	$41.7	$113.7	$99.7
Loss from discontinued operations	—	(3.9)	(1.9)	(27.1)

Net earnings	$41.6	$37.8	$111.8	$72.6

Weighted average number of common shares outstanding	101.4	94.1	100.0	93.2
Dilutive effect of stock options using the treasury stock method	0.2	0.5	0.1	0.4

Weighted average number of common and common equivalent shares outstanding	101.6	94.6	100.1	93.6

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.44	$1.14	$1.07
Loss from discontinued operations	—	(0.04)	(0.02)	(0.29)

Net earnings	$0.41	$0.40	$1.12	$0.78

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.44	$1.14	$1.07
Loss from discontinued operations	—	(0.04)	(0.02)	(0.29)

Net earnings	$0.41	$0.40	$1.12	$0.78

Options to purchase 11.4 million and 10.7 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 12.6 million and 11.0 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

8. Stock Option Plans

On May 12, 2009, Gallagher’s stockholders approved the 2009 Long-Term Incentive Plan (LTIP). The LTIP term began May 12, 2009 and it terminates on the date of the first annual meeting of stockholders to occur on or after the fifth anniversary of its effective date, unless terminated earlier by Gallagher’s Board of Directors. All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. The Compensation Committee determines the participants under the LTIP. Awards include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the plan limits, the Compensation Committee has the discretionary authority to determine the size of an award.

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

During the three-month periods ended September 30, 2009 and 2008, Gallagher recognized $2.5 million and $2.4 million of compensation expense related to its stock option grants During the nine-month periods ended September 30, 2009 and 2008, Gallagher recognized $6.4 million and $7.1 million, respectively, of compensation expense related to its stock option grants.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the nine-month period ended September 30, 2009 and 2008, as determined on the grant date using the Black-Scholes option valuation model, was $4.19 and $4.24, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2009 (in millions, except exercise price and years data):

	Nine-month period ended September 30, 2009
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.7	$26.20
Granted	0.1	21.28
Exercised	(0.2)	14.82
Forfeited or canceled	(0.1)	26.68

Ending balance	13.5	$26.25	4.32	$8.8

Exercisable at end of period	8.7	$26.07	3.65	$7.2

Ending vested and expected to vest	13.4	$26.25	4.30	$8.8

Options with respect to 2.9 million shares (less any shares of restricted stock issued under the LTIP - See Note 10 to the consolidated financial statements) were available for grant under the LTIP at September 30, 2009.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2009 and 2008 amounted to $0.8 million and $13.5 million, respectively. As of September 30, 2009, there was approximately $30.2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at September 30, 2009 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 22.70	2.3	2.10	$20.80	1.8	$20.55
23.72 - 24.90	2.5	4.78	24.55	1.5	24.69
24.99 - 27.03	2.3	3.34	26.32	1.7	26.31
27.06 - 27.25	2.4	5.72	27.23	1.2	27.22
27.35 - 29.42	2.9	5.51	29.08	1.6	29.12
29.45 - 36.94	1.1	3.78	32.17	0.9	32.23

$ 1.11 - $ 36.94	13.5	4.32	$26.25	8.7	$26.07

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2009 and 2008, $0.4 million and $0.5 million, respectively, were charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2009 and 2008, $1.2 million and $1.6 million, respectively, were charged to compensation expense related to this plan. At September 30, 2009 and December 31, 2008, $10.2 million (related to 685,000 shares) and $11.4 million (related to 713,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at September 30, 2009 and December 31, 2008 was $16.7 million and $18.5 million, respectively.

In first quarter 2009 and 2008, the Compensation Committee approved $5.5 million and $5.0 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2009 and 2008, respectively. The fair value of the funded cash award assets at September 30, 2009 and December 31, 2008 was $12.3 million and $5.8 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended September 30, 2009 and 2008, $0.5 million and $0.3 million, respectively, were charged to compensation expense related to these awards. During the nine-month periods ended September 30, 2009 and 2008, $1.5 million and $1.1 million, respectively, were charged to compensation expense related to these awards. During the nine-month periods ended September 30, 2009 and 2008, cash and equity awards with an aggregate fair value of $1.1 million and $1.9 million, respectively, were vested and distributed to employees under this plan.

10. Restricted Stock and Cash Awards

Restricted Stock Awards

As disclosed in Note 8, on May 12, 2009, Gallagher’s stockholders approved the LTIP. The Compensation Committee determines the participants under the LTIP. The Compensation Committee may grant a stock award either as a restricted stock award or a restricted stock unit award and, in either case, the Compensation Committee may determine that such award shall be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed at Gallagher during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee. The Compensation Committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At September 30, 2009, 580,000 shares were available for grant under the LTIP.

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

In first quarter 2009 and 2008, Gallagher granted 211,000 and 202,000 shares, respectively, of its common stock to employees under the restricted stock plan, with an aggregate fair value of $3.4 million and $4.8 million, respectively, at the date of grant. In second quarter 2009 and 2008, Gallagher granted 27,000 (20,000 of which were issued in 2009 under the LTIP) and 37,000 shares, respectively, of its common stock to employees under the stock plans, with an aggregate fair value of $0.6 million and $1.0 million, respectively, at the date of grant. In third quarter 2008 Gallagher granted 4,000 shares of its common stock to employees related to awards under the restricted stock plan, with an aggregate fair value of $0.1 million at the date of grant.

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

	Shares Granted
Vesting Period	2009	2008
One year	16,000	—
Two years	4,000	—
Three years	—	66,000
Four years	199,000	177,000
Five years	7,000	—
Six years	12,000	—

Total shares granted	238,000	243,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2009 and 2008, $1.0 million and $0.8 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2009. During the nine-month periods ended September 30, 2009 and 2008, $3.3 million and $3.6 million, respectively, were charged to compensation expense related to restricted stock awards granted in 2004 through 2009. At September 30, 2009 and December 31, 2008, $4.0 million (related to 279,000 shares) and $5.2 million (related to 329,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at September 30, 2009 and 2008 was $18.2 million and $4.8 million, respectively.

Cash Awards

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period (December 31, 2007 for the 2007 awards), eligible employees were granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During the three-month periods ended September 30, 2009 and 2008, $0.5 million and $0.8 million, respectively, were charged to compensation expense related to this program. During the nine-month periods ended September 30, 2009 and 2008, $1.7 million and $2.4 million, respectively, were charged to compensation expense related to this program.

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

11. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Prior to January 1, 2009, eligible employees were able to contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Currently, 1.6 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The quarterly ESPP information for the nine-month periods ended September 30, 2009 and 2008 is as follows (in millions, except per share and share data):

	1st	2nd	3rd
2009
Fair market value per share at date of purchase	$17.00	$16.86	$21.35
Purchase price per share	$16.15	$16.02	$20.28
Shares issued	146,000	89,000	64,000
Aggregate purchase price	$2.4	$1.9	$1.6
Stock compensation expense recognized	$—	$—	$—
2008
Fair market value per share at date of purchase	$23.62	$24.10	$24.38
Purchase price per share	$20.08	$20.49	$20.72
Shares issued	164,000	94,000	87,000
Aggregate purchase price	$3.9	$1.9	$1.8
Stock compensation expense recognized	$0.6	$0.3	$0.4

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	2.9	2.8	8.5	8.4
Expected return on plan assets	(3.2)	(3.9)	(8.4)	(11.7)
Amortization of net actuarial loss	0.6	—	3.0	—

Net periodic benefit cost (earnings)	$0.4	$(1.0)	$3.4	$(3.0)

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2009 and 2008 plan years. This level of required funding is based on the plan being frozen at September 30, 2009, and the aggregate amount of Gallagher’s historical funding. During the three-month and nine-month periods ended September 30, 2009, Gallagher made discretionary contributions of $1.0 million and $2.5 million, respectively to the plan. During the three-month and nine-month periods ended September 30, 2008, Gallagher did not make any contributions to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 6 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreement and Credit Agreement, operating leases and purchase commitments at September 30, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Note Purchase Agreement	$—	$—	$—	$—	$—	$400.0	$400.0
Credit Agreement	131.0	—	—	—	—	—	131.0

Total debt obligations	131.0	—	—	—	—	400.0	531.0
Operating lease obligations	17.3	63.9	54.5	43.4	27.7	49.8	256.6
Less sublease arrangements	(0.7)	(3.5)	(3.3)	(2.9)	(1.7)	(1.5)	(13.6)
Outstanding purchase obligations	1.1	2.7	2.5	0.7	—	—	7.0

Total contractual obligations	$148.7	$63.1	$53.7	$41.2	$26.0	$448.3	$781.0

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

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At September 30, 2009, $14.6 million of LOCs (for which Gallagher had $7.2 million of liabilities recorded as of September 30, 2009) were outstanding under the Credit Agreement. There were $131.0 million of borrowings outstanding under the Credit Agreement at September 30, 2009. Accordingly, as of September 30, 2009, $304.4 million remained available for potential borrowings, of which $110.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 6 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of September 30, 2009. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of September 30, 2009 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2009	2010	2011	2012	2013	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14.6	$14.6
Funding commitments	24.0	—	—	—	0.3	0.7	25.0

Total commitments	$24.0	$—	$—	$—	$0.3	$15.3	$39.6

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

Since January 1, 2002, Gallagher has acquired 133 companies, all of which were accounted for as business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2009 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These potential earnout obligations are primarily based upon future operating results of the acquired entities over a two to three year period subsequent to the acquisition date. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2009 was $260.9 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using either the lower of amortized cost/cost or fair value, or the equity method, as appropriate, depending on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at September 30, 2009 or December 31, 2008 that was recourse to Gallagher.

At September 30, 2009, Gallagher had posted two LOCs totaling $8.9 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $7.2 million. Gallagher has an equity investment in a rent-a-captive facility, formed in 1997, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At September 30, 2009, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits were included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006, Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees, of which Gallagher paid $8.6 million in 2007. A notice of appeal was filed challenging the final approval of the MDL Settlement, and on September 8, 2009, the appeals court affirmed the district court’s approval of the MDL Settlement. If no further appeal of this ruling is made by December 8, 2009, the MDL Settlement will become final on that date and Gallagher will be required to pay all amounts under the MDL Settlement on or before January 7, 2010.

Gallagher is a defendant in various other legal actions related to employment matters and otherwise incident to the nature of its business. Gallagher believes it has meritorious defenses and intends to defend itself vigorously in all unresolved legal actions. In addition, Gallagher is the plaintiff in certain legal actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcomes of these legal actions nor their effect upon Gallagher’s business, financial condition or results of operations can be determined at this time.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of September 30, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its obligation under the MDL Settlement.

On July 23, 2009, Gallagher and the IL State Agencies agreed to an amendment to the AVC. The amendment permits Gallagher to accept retail contingent commissions across all lines of its brokerage business commencing October 1, 2009. As part of the amendment, Gallagher agreed to provide disclosure to its clients of the existence of contingent compensation arrangements.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2009 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.1 million and below the upper end of the most recently determined actuarial range by $4.8 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

14. Other Comprehensive Earnings

The after-tax components of Gallagher’s other comprehensive earnings consists of the following:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Net earnings	$41.6	$37.8	$111.8	$72.6
Other comprehensive earnings (loss):
Foreign currency translation, net of taxes	3.3	(0.9)	10.7	(0.4)
Amortization of net actuarial loss related to the pension liability, net of taxes	0.4	—	1.8	—

Other comprehensive earnings	$45.3	$36.9	$124.3	$72.2

The foreign currency translation during the three-month and nine-month periods ended September 30, 2009 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

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

The Financial Services and Corporate Segment is comprised of Gallagher’s interest in tax-advantaged and clean energy investments, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt.

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

Financial information relating to Gallagher’s segments for 2009 and 2008 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Brokerage
Total revenues	$325.8	$314.4	$955.4	$884.6

Earnings from continuing operations before income taxes	$61.4	$59.5	$170.1	$144.6

Identifiable assets at September 30, 2009 and 2008			$2,330.6	$2,349.4

Risk Management
Total revenues	$113.5	$118.6	$339.0	$350.0

Earnings from continuing operations before income taxes	$14.3	$11.1	$42.0	$37.1

Identifiable assets at September 30, 2009 and 2008			$395.0	$365.7

Financial Services and Corporate
Total revenues	$0.2	$(4.8)	$(0.2)	$(1.7)

Loss from continuing operations before income taxes	$(12.6)	$(21.2)	$(31.4)	$(36.1)

Identifiable assets at September 30, 2009 and 2008			$515.5	$482.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2009 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of Gallagher’s management.

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

October 29, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 89% of its revenues domestically, with the remaining 11% derived primarily in the United Kingdom (U.K.), Australia, Canada and Bermuda. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed 74%, 26% and less than 1%, respectively, to revenues during the nine-month period ended September 30, 2009. The two major sources of operating revenues for Gallagher are commissions and fees from brokerage operations and fees from risk management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean energy and other investments.

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

Beginning in 2004 and continuing into 2009, the P/C insurance market has been operating in a relatively soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell during third quarter 2009. The average premium decline for all commercial accounts, regardless of size, was 5.8% for third quarter, continuing the decline of the prior twenty-one quarters. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

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

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that Gallagher offers to its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher. In addition, the deterioration in the economy that occurred in fourth quarter 2008 and the first nine months of 2009 could adversely impact Gallagher during the remainder of 2009 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2009 and 2010 commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

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

As has been described in detail in Gallagher’s previous filings, the AVC required Gallagher to pay $26.9 million into a fund (the Fund) to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of Gallagher’s obligations under the AVC and the IL State Agencies have agreed not to impose any other financial obligation or liability on Gallagher in connection with their investigations. No portion of the payments by Gallagher is considered a fine or penalty. As of September 30, 2009, $8.6 million remained in the Fund, which is available to satisfy existing and future AVC related claims and other potential settlement obligations as allowed by the AVC. Gallagher intends to use all amounts remaining in the Fund to satisfy part of its Multi-District Litigation settlement obligation (see discussion below).

On July 23, 2009, Gallagher and the IL State Agencies agreed to an amendment to the AVC. The amendment permits Gallagher to accept retail contingent commissions across all lines of its brokerage business commencing October 1, 2009. As part of the amendment, Gallagher agreed to provide disclosure to its clients of the existence of contingent compensation arrangements. As a result of this amendment, Gallagher anticipates generating additional retail contingent commission revenues of approximately $10.0 million on an annualized basis by 2011.

Gallagher’s contingent commissions for the nine-month periods ended September 30, 2009 and 2008 were $29.1 million and $23.7 million, respectively. The contingent commissions recognized in 2009 and 2008 relate to contingent commission agreements from acquisitions and non-retail business. The amount of contingent commission revenue for the nine-month periods ended September 30, 2009 and 2008 in which Gallagher participated as a retail broker and which involved volume-based or profit-based contingent commission agreements, aggregated to $13.0 million and $8.3 million, respectively.

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants which relate to contingent commission arrangements. Certain of these lawsuits were included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provides for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay up to $8.9 million in attorneys’ fees, of which Gallagher paid $8.6 million in 2007. A notice of appeal was filed challenging the final approval of the MDL Settlement, and on September 8, 2009, the appeals court affirmed the district court’s approval of the MDL Settlement. If no further appeal of this ruling is made by December 8, 2009, the MDL Settlement will become final on that date and Gallagher will be required to pay all amounts under the MDL Settlement on or before January 7, 2010.

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

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit brokerage operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Income Taxes

Gallagher’s tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating uncertain tax positions. Gallagher reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return as required by GAAP. Gallagher evaluates its tax positions using a two-step process. The first step involves recognition. Gallagher determines whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

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

Valuation allowances are established or adjusted for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, Gallagher considers whether it is more likely than not that some portion, or all of the deferred tax assets, will not be realized and adjusts the valuation allowance accordingly. Gallagher evaluates all significant available positive and negative evidence as part of its analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions Gallagher uses in forecasting future taxable income require significant judgment and take into account Gallagher’s recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment. Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the nine-month periods ended September 30, 2009 and 2008 related to continuing operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

In December 2007, the FASB issued revised accounting guidance for business combinations. The primary requirements of the revised guidance are as follows:

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

The revised guidance was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted the revised guidance on a prospective basis to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the Consolidated Statement of Earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s Consolidated Statement of Earnings. See Note 4 to the Consolidated Financial Statements for additional discussion on the 2009 business combinations.

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

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of its equity investments, Gallagher compares values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value, or the decline in value is determined to be temporary and Gallagher has no intent to sell the investment, and it is more likely than not that Gallagher will not be required to sell the investment prior to a recovery in value. When Gallagher determines that the decline in fair value is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

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

In the discussion that follows regarding Gallagher’s results of operations, Gallagher also provides the following ratios with respect to its operating results: pretax profit margin, compensation expense ratio and operating expense ratio. Pretax profit margin represents pretax earnings from continuing operations divided by total revenues. The compensation expense ratio is derived by dividing compensation expense by total revenues. The operating expense ratio is derived by dividing operating expense by total revenues.

Brokerage

The Brokerage Segment accounted for 74% of Gallagher’s revenue during the nine-month period ended September 30, 2009. Gallagher’s Brokerage Segment is primarily comprised of retail and wholesale brokerage operations. Gallagher’s retail brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s wholesale brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its retail brokerage services is commissions paid by insurance companies, which are usually based upon a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by its clients. For wholesale brokerage services, Gallagher generally receives a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. On July 23, 2009, Gallagher and the IL State Agencies agreed to an amendment to the AVC. The amendment permits Gallagher to accept retail contingent commissions across all lines of its brokerage business commencing October 1, 2009. As a result of this amendment, Gallagher anticipates generating additional retail contingent commission revenues of approximately $10.0 million on an annualized basis by 2011.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2009	2008		2009	2008
Commissions	$254.3	$244.9	4%	$755.1	$697.2	8%
Fees	68.8	60.2	14%	185.7	164.0	13%
Investment income and other	2.7	9.3	(71%)	14.6	23.4	(38%)

Total revenues	325.8	314.4	4%	955.4	884.6	8%

Compensation	190.3	179.6	6%	572.1	522.5	9%
Operating	54.5	60.5	(10%)	156.7	175.2	(11%)
Depreciation	4.7	4.7	—	14.1	13.3	6%
Amortization	13.7	10.1	36%	39.8	29.0	37%
Change in estimated acquisition earnout payables	1.2	—	NMF	2.6	—	NMF

Total expenses	264.4	254.9	4%	785.3	740.0	6%

Earnings from continuing operations before income taxes	61.4	59.5	3%	170.1	144.6	18%
Provision for income taxes	24.5	23.4	5%	67.6	57.4	18%

Earnings from continuing operations	$36.9	$36.1	2%	$102.5	$87.2	18%

Growth - revenues	4%	8%		8%	8%
Organic growth (decline) in commissions and fees	(6%)	1%		(3%)	1%
Compensation expense ratio	58%	57%		60%	59%
Operating expense ratio	17%	19%		16%	20%
Pretax profit margin	19%	19%		18%	16%
Effective tax rate	40%	39%		40%	40%
Workforce at end of period (includes acquisitions)				5,965	5,461
Identifiable assets at September 30				$2,330.6	$2,349.4

The aggregate increase in commissions and fees for the three-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($38.0 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production in commission and fees was $36.6 million in 2009, which was offset by renewal rate decreases and lost business of $55.3 million. Commissions increased 4% and fees increased 14% in the three-month period ended

September 30, 2009 compared to the same period in 2008. Organic commission and fee revenues for the three-month period ended September 30, 2009 declined 5.5% compared to the same period in 2008. The aggregate increase in commissions and fees for the nine-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($117.6 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production in commission and fees was $102.1 million in 2009, which was offset by renewal rate decreases and lost business of $145.5 million. Commissions increased 8% and fees increased 13% in the nine-month period ended September 30, 2009 compared to the same period in 2008. Organic commission and fee revenue for the nine-month period ended September 30, 2009 declined 3.0% compared to the same period in 2008.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended September 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$325.8	$314.4	$314.4	$290.0
Adjustments to revenues:
Gains realized from books of business sales	(1.7)	(5.7)	(5.7)	(0.8)
Investment income	(1.0)	(3.6)	(3.6)	(6.5)
Retail contingent commissions related to acquisitions	(1.3)	(1.0)	(1.0)	(0.4)
MGA/MGU performance income	(4.6)	(6.2)	(6.2)	(3.1)
Revenues from acquisitions in the last twelve months	(38.0)	—	(27.9)	—
Revenues related to divestitures in the last twelve months	—	(1.2)	—	(10.1)
Levelized foreign currency translation	—	(1.2)	—	(0.6)

Total revenue adjustments	(46.6)	(18.9)	(44.4)	(21.5)

Organic revenues	$279.2	$295.5	$270.0	$268.5

Organic revenue growth (decline)	(5.5%)		0.6%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the nine-month periods ended September 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$955.4	$884.6	$884.6	$817.4
Adjustments to revenues:
Gains realized from books of business sales	(11.1)	(10.9)	(10.9)	(2.9)
Investment income	(3.5)	(12.5)	(12.5)	(17.5)
Retail contingent commissions related to acquisitions	(13.0)	(8.3)	(8.3)	(3.4)
MGA/MGU performance income	(16.1)	(15.4)	(15.4)	(8.6)
Revenues from acquisitions in the last twelve months	(117.6)	—	(70.1)	—
Revenues related to divestitures in the last twelve months	—	(9.0)	—	(22.3)
Levelized foreign currency translation	—	(9.7)	—	0.2

Total revenue adjustments	(161.3)	(65.8)	(117.2)	(54.5)

Organic revenues	$794.1	$818.8	$767.4	$762.9

Organic revenue growth (decline)	(3.0%)		0.6%

Investment income and other primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business. The decrease in investment income and other in the three-month and nine-month periods ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles. In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. One-time gains related to sales of books of business for the three-month period ended September 30, 2009 were $1.7 million compared to $5.7 million for the same period in 2008. One-time gains related to sales of books of business for the nine-month period ended September 30, 2009 were $11.1 million compared to $10.9 million for the same period in 2008.

The increase in compensation expense for the three-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($9.2 million in the aggregate) and an increase in employee benefits expense ($2.6 million), partially offset by decreases in temporary-help expense ($0.8 million) and stock compensation expense ($0.3 million). The increase in compensation expense for the nine-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($41.7 million in the aggregate) and an increase in employee benefits expense ($12.0 million), partially offset by decreases in stock compensation ($2.1 million) and temporary-help expense ($2.0 million). The increase in employee headcount in 2009 relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

By January 31, 2010, Gallagher expects to reduce its Brokerage Segment’s existing middle and back office workforce by approximately 230 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. In connection with this action, Gallagher expects to record a nonrecurring, pretax charge in fourth quarter 2009 of approximately $5.0 to $7.0 million for related severance costs. Gallagher estimates annual pretax cost savings associated with this reduction in workforce of approximately $16.0 to $18.0 million.

The decrease in operating expenses for the three-month period ended September 30, 2009 was due primarily to decreases in professional fees ($3.7 million), net rent and utilities ($1.4 million), bad debt expense ($1.2 million), sales development ($0.6 million) and foreign currency translation ($0.5 million), partially offset by an increase in business insurance ($1.2 million). Also, partially offsetting the decrease in operating expenses in the three-month period ended September 30, 2009 were increased expenses associated with the acquisitions completed in the last twelve months. The decrease in operating expenses for the nine-month period ended September 30, 2009 was due primarily to decreases in professional fees ($9.4 million), travel and entertainment ($5.3 million), sales development ($4.1 million), bad debt expense ($1.6 million), licenses and fees ($1.5 million) and foreign currency translation ($1.0 million), partially offset by increases in net rent and utilities ($0.8 million) and business insurance ($0.5 million). Also, partially offsetting the decrease in operating expenses in the nine-month period ended September 30, 2009 were increased expenses associated with the acquisitions completed in the last twelve months.

Depreciation expense remained unchanged in the three-month period ended September 30, 2009 compared to the same period in 2008. The increase in depreciation expense in the nine-month period ended September 30, 2009 compared to the same period in 2008 was due primarily to the acquisitions completed in the last twelve months.

The increases in amortization expense in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 were due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (five to fifteen years for expiration lists and five years for non-compete agreements).

The change in estimated acquisition earnout payable expense as reported in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009. During the three-month and nine-month periods ended September 30, 2009, Gallagher recognized $1.2 million and $2.6 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 acquisitions.

The Brokerage Segment’s effective tax rates for the three-month periods ended September 30, 2009 and 2008 were 39.9% and 39.3%, respectively. The Brokerage Segment’s effective tax rates for each of the nine-month periods ended September 30, 2009 and 2008 was 39.7%. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Brokerage Segment for the foreseeable future.

Risk Management

The Risk Management Segment accounted for 26% of Gallagher’s revenue from continuing operations during the nine-month period ended September 30, 2009. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent Change	Nine-month period ended September 30,		Percent Change
	2009	2008		2009	2008
Fees	$113.1	$117.6	(4%)	$337.9	$346.8	(3%)
Investment income and other	0.4	1.0	(60%)	1.1	3.2	(66%)

Total revenues	113.5	118.6	(4%)	339.0	350.0	(3%)

Compensation	69.9	70.4	(1%)	207.9	210.9	(1%)
Operating	26.2	33.8	(22%)	79.8	92.2	(13%)
Depreciation	3.0	3.2	(6%)	8.8	9.4	(6%)
Amortization	0.1	0.1	—	0.5	0.4	25%

Total expenses	99.2	107.5	(8%)	297.0	312.9	(5%)

Earnings from continuing operations before income taxes	14.3	11.1	29%	42.0	37.1	13%
Provision for income taxes	5.6	4.1	37%	16.7	14.2	18%

Earnings from continuing operations	$8.7	$7.0	24%	$25.3	$22.9	10%

Growth (decline) - revenues	(4%)	8%		(3%)	8%
Organic growth (decline) in fees	(3%)	8%		0%	7%
Compensation expense ratio	62%	59%		61%	60%
Operating expense ratio	23%	29%		24%	26%
Pretax profit margin	13%	9%		12%	11%
Effective tax rate	39%	37%		40%	38%
Workforce at end of period (includes acquisitions)				3,835	3,903
Identifiable assets at September 30				$395.0	$365.7

The decrease in fees for the three-month period ended September 30, 2009 compared to the same period in 2008 was due primarily to lost business and the impact of decreased claim counts of $13.3 million, which were partially offset by new business of $8.8 million. Organic fee revenues for the three-month period ended September 30, 2009 declined 2.8% compared to 2008. The decrease in fees for the nine-month period ended September 30, 2009 compared to the same period in 2008 was due primarily to lost business and the impact of decreased claim counts of $35.8 million, which were partially offset by new business of $26.9 million. Organic fee revenue for the nine-month period ended September 30, 2009 increased 0.2% compared to 2008.

Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended September 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$113.5	$118.6	$118.6	$110.3
Adjustments to revenues:
Investment income	(0.4)	(1.0)	(1.0)	(1.1)
Levelized foreign currency translation	—	(1.2)	—	—

Total revenue adjustments	(0.4)	(2.2)	(1.0)	(1.1)

Organic revenues	$113.1	$116.4	$117.6	$109.2

Organic revenue growth (decline)	(2.8%)		7.6%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the nine-month periods ended September 30, 2009 and 2008 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$339.0	$350.0	$350.0	$324.9
Adjustments to revenues:
Investment income	(1.1)	(3.2)	(3.2)	(2.8)
Levelized foreign currency translation	—	(9.5)	—	3.3

Total revenue adjustments	(1.1)	(12.7)	(3.2)	0.5

Organic revenues	$337.9	$337.3	$346.8	$325.4

Organic revenue growth	0.2%		6.6%

Investment income and other primarily represents interest income earned on Gallagher’s cash and cash equivalents. The decreases in investment income in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 were due to lower market yield and safer investment vehicles. In fourth quarter 2008, Gallagher decided to move substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts.

The decrease in compensation expense for the three-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to the impact of foreign currency translation ($0.7 million) and decreased temporary-help costs ($0.6 million), partially offset by increases in salaries ($0.5 million) and employee benefits ($0.3 million). The decrease in compensation expense for the nine-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to the impact of foreign currency translation ($5.8 million), decreased headcount and decreased temporary-help costs ($2.5 million), partially offset by increases in salaries ($3.0 million) and employee benefits ($2.3 million).

By January 31, 2010, Gallagher expects to reduce its Risk Management Segment’s existing middle and back office workforce by approximately 170 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. In connection with this action, Gallagher expects to record a nonrecurring, pretax charge in fourth quarter 2009 of approximately $5.0 to $6.0 million for related severance costs. Gallagher estimates annual pretax cost savings associated with this reduction in workforce of approximately $9.0 to $10.0 million.

The decrease in operating expenses for the three-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to decreases in foreign currency translation ($2.6 million), office expense ($1.5 million), professional fees ($1.3 million), business insurance ($1.0 million), net rent and utilities ($0.5 million), employee direct expense ($0.4 million) and travel and entertainment expense ($0.2 million). The decrease in operating expenses for the nine-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to decreases in office expense ($3.1 million), employee direct expense ($2.9 million), professional fees ($2.1 million), foreign currency translation ($1.7 million), travel and entertainment expense ($1.4 million), net rent and utilities ($0.9 million) and bad debt expense ($0.7 million), partially offset by an increase in business insurance ($0.3 million).

Depreciation expense remained relatively unchanged in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 and reflects the impact of disposals and fully depreciated fixed assets, partially offset by the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense was relatively unchanged in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008. Historically, the Risk Management Segment has made few acquisitions, and no acquisitions were made by this Segment during the nine-month period ended September 30, 2009.

The Risk Management Segment’s effective tax rates for the three-month periods ended September 30, 2009 and 2008 were 39.2% and 36.9%, respectively. The Risk Management Segment’s effective tax rates for the nine-month periods ended September 30, 2009 and 2008 were 39.8% and 38.3%, respectively. The increase in the effective tax rates in both the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 is the result of resolving certain income tax matters in third quarter 2008. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Risk Management Segment for the foreseeable future.

Financial Services and Corporate

The Financial Services and Corporate Segment is comprised of Gallagher’s interests in tax-advantaged and clean energy investments, venture capital funds and its equity ownership position in an alternative investment fund manager. This segment also holds all of Gallagher’s corporate debt. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. The Financial Services and Corporate Segment includes interest on Gallagher’s $400.0 million Note Purchase Agreement and borrowings made under Gallagher’s unsecured multicurrency credit agreement. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of September 30, 2009 and December 31, 2008 and a discussion of the nature of the investments held. See Note 6 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of September 30, 2009 and December 31, 2008.

Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Investment income (loss):
Asset Alliance Corporation	$—	$(1.5)	$—	$(1.7)
Alternative energy	(0.1)	(0.8)	0.3	3.0
Real estate and venture capital	0.3	—	0.4	(0.3)

Total investment income	0.2	(2.3)	0.7	1.0
Investment losses	—	(2.5)	(0.9)	(2.7)

Total revenues	0.2	(4.8)	(0.2)	(1.7)

Investment expenses:
Alternative energy	1.1	—	2.2	(1.8)
Compensation, professional fees and other	4.9	3.6	7.9	9.6

Total investment expenses	6.0	3.6	10.1	7.8
Operating - state tax matters	—	5.6	—	5.6
Interest	6.8	7.1	21.1	20.9
Depreciation	—	0.1	—	0.1

Total expenses	12.8	16.4	31.2	34.4

Loss from continuing operations before income taxes	(12.6)	(21.2)	(31.4)	(36.1)
Benefit for income taxes	(8.6)	(19.8)	(17.3)	(25.7)

Loss from continuing operations	$(4.0)	$(1.4)	$(14.1)	$(10.4)

Identifiable assets at September 30			$515.5	$482.1

Investment income from Asset Alliance Corporation (AAC) is primarily derived from Gallagher’s investments in common stock and preferred stock of AAC. Gallagher accounts for the common stock portion of its investment using equity method accounting and recognizes dividend income on its preferred stock investment as such income is earned.

Investment income from alternative energy investments in 2008 represents adjustments made, based on the actual factor published by the IRS in April 2008, to the estimated installment sale gains recorded in 2007. In 2009, the amount represents revenues generated by Chem-Mod for test burns at coal-fired power plants, partially offset by Gallagher’s portion of the losses generated by the Biomass projects that are accounted for using equity method accounting.

Income from real estate and venture capital investments primarily represents Gallagher’s portion of the income and losses of these entities that are accounted for using equity method accounting.

Investment losses for the nine-month period ended September 30, 2009 primarily represents the impairment loss which was the result of the estimated sales value of Gallagher’s remaining interest in AAC. Investment losses in the three-month and nine-month periods ended September 30, 2008 are primarily due to the one-time loss in third quarter 2008 of $6.0 million related to Gallagher’s exercise of its remaining option to acquire an additional indirect ownership of 15.3% from the existing owners of Chem-Mod. This loss was partially offset by the reversal of the $4.4 million reserve for the reclamation of a former coal production site, upon its sale, net of sales expenses of $0.5 million.

Investment expenses of the alternative energy projects include the operating expenses of these investments. The 2008 credits represent adjustments made, based on the actual phase-out factor published by the IRS in April 2008, to the estimated amounts recorded in 2007. The 2009 amounts primarily represent the operating expenses related to Chem-Mod operations including test burns at coal-fired power plants and professional fees related to clean energy initiatives.

The increase in investment expenses related to compensation, professional fees and other expenses in the three-month period ended September 30, 2009 compared to the same period in 2008 is primarily due to a $2.0 million incentive bonus accrual and increased debt related fees in third quarter 2009 offset by a $1.0 million one-time bonus and severance charge in third quarter 2008. The decrease in investment expenses related to compensation, professional fees and other expenses in the nine-month period ended September 30, 2009 compared to the same period in 2008 is primarily due to a one-time bonus and severance charge in third quarter 2008 and salary reductions.

The decrease in operating expense related to state tax matters in both the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2009 is due to a one-time $5.6 million non-cash provision recognized in third quarter 2008 related to certain prior year state tax matters.

The decrease in interest expense in the three-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to interest rate reductions on the outstanding borrowings, substantially offset by increased borrowing made under Gallagher’s Credit Agreement. The increase in interest expense in the nine-month period ended September 30, 2009 compared to the same period in 2008 was primarily due to increased borrowings substantially offset by interest rate reductions on the outstanding borrowings under Gallagher’s Credit Agreement.

Depreciation expense was relatively unchanged in both the three-month and nine-month periods ended September 30, 2009.

Gallagher’s consolidated effective tax rate for the three-month period ended September 30, 2009 was 34.1% compared to 15.6% for the same period in 2008. Gallagher’s consolidated effective tax rate for the nine-month period ended September 30, 2009 was 37.1% compared to 31.5% for the same period in 2008. The consolidated effective tax rates for three-month and the nine-month periods ended September 30, 2009 and 2008 were lower than the statutory rates as the result of the recognition and resolution of certain matters related to prior years

Gallagher is an investor in two privately-owned clean energy ventures.

Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technology for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technology, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. Prior to August 2008, this investment was accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to test and market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Gallagher believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under IRC Section 45. Certain utilities have expressed an interest in using The Chem-Mod™ Solution and Gallagher has made capital expenditures of $9.6 million as of September 30, 2009 and has committed to make additional capital expenditures of up to $24.0 million in fourth quarter 2009, to complete the building of eight refined coal facilities that will be used in the operations of these utilities. One utility has signed definitive agreements to install three facilities, another utility has given a non-binding indication that it will install three facilities and several other utilities are in various stages of considering the remaining two facilities. Gallagher expects to make capital investments totaling $30.0 million to $35.0 million for these eight facilities, $10.0 million to $15.0 million of which will be recoverable from its partners once the facilities are placed in service. Gallagher expects its net capital investment will total approximately $20.0 million. In order to qualify for tax credits under IRC Section 45, these facilities must be placed in service by December 31, 2009 and meet certain other requirements. The IRS is expected to issue guidance by December 31, 2009, which is anticipated to further clarify the requirements of IRC Section 45. While Gallagher believes that the refined coal production at these facilities will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made in the nine-month periods ended September 30, 2009 and 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement and the issuance of Gallagher’s common stock for the 2009 acquisitions. Management believes that Gallagher will have adequate resources to meet its liquidity needs in the foreseeable future.

Cash Flows From Operating Activities

Cash provided by operating activities was $195.6 million and $121.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to decreases in incentive compensation payments and income tax payments. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based compensation expenses.

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

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2009. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the nine-month period ended September 30, 2009, Gallagher made discretionary contributions of $2.5 million to the plan. During the nine-month period ended September 30, 2008, Gallagher did not make any contributions to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2009 and may be required to make contributions to the plan in future periods.

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

Cash Flows From Financing Activities

At September 30, 2009, Gallagher had $400.0 million of corporate related borrowings outstanding under its Note Purchase Agreement and a cash and cash equivalent balance of $237.7 million. See Note 6 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreement. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. There were $131.0 million of borrowings outstanding under the Credit Agreement at September 30, 2009. Due to outstanding letters of credit and borrowings, $304.4 million remained available for potential borrowings under the Credit Agreement at September 30, 2009. The Credit Agreement expires on October 4, 2010.

In the nine-month period ended September 30, 2009, Gallagher borrowed and repaid $132.0 million and $133.0 million, respectively, under the Credit Agreement. Principal uses of the 2009 borrowings under the Credit Agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes. In the nine-month period ended September 30, 2008, Gallagher borrowed and repaid $187.0 million and $69.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions completed in 2008 and earnout payments related to acquisitions completed prior to 2008.

The Note Purchase Agreement and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2009.

Unprecedented disruptions in the current credit and financial markets, particularly in the U.S. and Europe, have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing in the future.

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

In the nine-month period ended September 30, 2009, Gallagher declared $97.5 million in cash dividends on its common stock, or $.96 per common share. On October 15, 2009, Gallagher paid a third quarter dividend of $.32 per common share to shareholders of record at September 30, 2009. If the dividend is maintained at $.32 per common share throughout 2009, this dividend level would result in an annualized net cash used by financing activities in 2009 of approximately $130.3 million (based on the number of outstanding shares as of September 30, 2009) or an increase in cash used of approximately $12.0 million compared to 2008.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the nine-month periods ended September 30, 2009 and 2008. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2009, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2009 represent 35,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2008 represent 49,000 shares (at a cost of $1.2 million) that were repurchased by Gallagher to cover employee income tax withholding obligations in connection with 2008 restricted stock distributions.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the nine-month periods ended September 30, 2009 and 2008 were $6.6 million and $20.7 million, respectively. Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of September 30, 2009, 2.9 million shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Prior to January 1, 2009, eligible employees were allowed to purchase its common stock at 85% of its fair market value. For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $17.6 million and $25.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. In 2009, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $33.8 million and $196.9 million in the nine-month periods ended September 30, 2009 and 2008, respectively. Gallagher completed eleven acquisitions and twenty-eight acquisitions in the nine-month periods ended September 30, 2009 and 2008, respectively.

During the nine-month period ended September 30, 2009, Gallagher issued 1.1 million shares of Gallagher common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During the nine-month period ended September 30, 2009, Gallagher issued 988,000 shares of its common stock, paid $4.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $21.0 million. During the nine-month period ended September 30, 2008, Gallagher issued 18,000 shares of its common stock, paid $6.8 million in cash and accrued $1.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2008 and recorded additional goodwill of $6.5 million.

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

Dispositions - During 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates of the respective agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the respective agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of its U.S. reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

During the nine-month periods ended September 30, 2009 and 2008, Gallagher sold several small books of business and recognized one-time gains of $11.1 million and $10.9 million, respectively, which approximated the cash proceeds received related to these transactions.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; lower interest rates reduce Gallagher’s income earned on invested funds; alternative insurance market continues to grow, which could unfavorably impact commission revenue and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; the insurance brokerage industry is subject to uncertainty due to investigations into its business practices by various governmental authorities and related private litigation; the general level of economic activity can have a substantial impact on Gallagher’s renewal business; Gallagher’s operating results, returns on investments and financial position may be adversely impacted by exposure to various market risks such as interest rates, equity pricing, foreign exchange rates and the competitive environment; disruptions in the credit and financial markets could limit access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing; liquidity or capital problems at one or more of the lenders under Gallagher’s revolving credit facility could reduce or eliminate the amount available for Gallagher to draw under such facility; changes in the pension regulatory environment and investment losses in its pension plan could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods; and Gallagher’s effective income tax rate and obligations under tax indemnity agreements may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed IRC Section 29-related Syn/Coal tax credits. There are significant uncertainties related to the Section 45 investments, which must be favorably resolved in order for Gallagher to recoup these investments and generate earnings on them. These include the issuance of favorable IRS guidance, the timely receipt by the utility of regulatory permits, completion of each facility by December 31, 2009 and satisfaction of certain emissions reductions. Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. For a further discussion of certain of the matters described above see Item 1A, “Risk Factors” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2008 and see Item 1A, “Risk Factors” included in this quarterly report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2009 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2009 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2009.

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

At September 30, 2009, Gallagher had $400.0 million of borrowings outstanding under its Note Purchase Agreement. The fair value of these borrowings at September 30, 2009 was $377.1 million due to their long-term duration and fixed interest rates. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, a broker quote was obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, and therefore the broker quote is deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at September 30, 2009 and the resulting fair values would be $22.9 million higher than their carrying value.

At September 30, 2009, Gallagher had $131.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2009 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Canadian and Australian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2009 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $1.2 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2009 and 2008.

Item 4. Controls and Procedures

As of September 30, 2009, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

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

A continuation or worsening of the current economic recession may adversely affect Gallagher’s results of operations and financial condition. In addition, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy.

The deterioration in the economy that occurred in fourth quarter 2008 and the first nine months of 2009 could adversely impact Gallagher during the remainder of 2009 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2009 and 2010 commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known, and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

Gallagher is investing significant amounts to develop production plants that will have the ability to produce refined coal that may potentially qualify for tax credits under IRC Section 45; however, there are significant uncertainties surrounding these investments including the release of favorable IRS guidance, the timely receipt by the utility of regulatory permits, completion of construction by December 31, 2009 and satisfaction of certain emissions reductions and pricing requirements.

IRC Section 45 provides a tax credit for the production and sale of refined coal from production plants that are put into service on or before December 31, 2009. Gallagher owns 42% of Chem-Mod, LLC, which has developed technologies (The Chem-Mod™ Solution) that reduce harmful emissions from coal-fired power plants. Gallagher intends to use The Chem-Mod™ Solution to develop, in conjunction with utility companies, up to eight production plants in 2009 that may qualify for IRC Section 45 tax credits. Gallagher has expended approximately $9.6 million to date, and has committed to make additional capital expenditures of $24.0 million in the fourth quarter of 2009 to complete the construction of these facilities.

To date, the IRS has issued little public guidance regarding the administration of the IRC Section 45 tax credit program and the restrictions on the availability of such credits. The IRS is expected to issue guidance by December 31, 2009, which is expected to further clarify the requirements of IRC Section 45.

There are significant uncertainties related to these investments, which must be favorably resolved in order for Gallagher to recoup these investments and generate earnings on them. These include the release of favorable IRS guidance, the timely receipt by the utility of regulatory permits, completion of construction by December 31, 2009 and satisfaction of certain emissions reductions and pricing requirements. The IRS may challenge IRC Section 45 tax credits claimed by Gallagher based on any one of these or other conditions. Congress may modify or repeal IRC Section 45 so that these tax credits may not be available in the future. In addition, the utilities at which the technologies will be used are engineered to burn either coal or natural gas. If for any reason these utilities choose, in the future, to burn natural gas instead of coal, Gallagher could lose some or all of the expected benefit from this investment. If Gallagher is not successful in claiming IRC Section 45 credits from these facilities, Gallagher may not be able to recoup its investments in Chem-Mod or in these facilities or generate earnings on them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2009	—	$—	—	10,000
August 1 to August 31, 2009	—	—	—	10,000
September 1 to September 30, 2009	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of September 30, 2009, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 5. Other Information

On October 27, 2009, Gallagher announced that it expects to reduce its existing middle and back office workforce by approximately 400 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. Gallagher expects that this action will be completed by January 31, 2010. The decision to take this action was made following a thorough review of Gallagher’s operations to identify ways to operate more efficiently and adjust its cost structure to reflect current economic conditions. In connection with this action, Gallagher expects to record a nonrecurring, pretax charge in fourth quarter 2009 of approximately $10.0 to $13.0 million for related severance costs, all of which is expected to result in future cash expenditures.

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

Arthur J. Gallagher & Co.

Date: October 29, 2009	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2009

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.