Form 10-K
period 2009-12-31
GALLAGHER ARTHUR J & CO
filed 2010-02-05
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2009 (the last day of the registrant’s most recently completed second quarter) was $2,130,392,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2010 was 102,483,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2010 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries (collectively referred to as Gallagher unless the context otherwise requires) are engaged in providing insurance brokerage and third-party claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that its major strength is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks.

Since its founding in 1927, Gallagher has grown from a one-man agency to the world’s fifth largest insurance broker based on revenues (according to Business Insurance magazine’s July 20, 2009 edition) and the world’s largest third-party property/casualty (P/C) claims administrator (according to Business Insurance magazine’s March 16, 2009 edition). Gallagher generates approximately 89% of its revenues domestically, with the remaining 11% derived primarily from operations in Australia, Bermuda, Canada, New Zealand and the United Kingdom (U.K.).

Shares of Gallagher’s common stock are traded on the New York Stock Exchange under the symbol AJG, and Gallagher had a market capitalization at December 31, 2009 of $2.3 billion. Gallagher was reincorporated as a Delaware corporation in 1972. Gallagher’s executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and its telephone number is (630) 773-3800.

Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed approximately 74%, 26% and less than 1%, respectively, to 2009 revenues.

Information Concerning Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time-to-time in filings with the Securities and Exchange Commission (SEC), press releases, its website or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

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

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties that could cause Gallagher’s actual results to be materially different than those expressed in our forward-looking statements, including but not limited to the following: Gallagher’s commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation; alternative insurance markets continue to grow, which could unfavorably impact commission and favorably impact fee revenue, though not necessarily to the same extent; Gallagher’s revenues vary significantly from period-to-period as a result of the timing of policy inception dates and the net effect of new and lost business production; Gallagher faces significant competitive pressures; disruptions in the credit and financial markets could limit access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing; the recession could adversely affect Gallagher’s business in a number of ways, including by causing its clients to purchase less insurance coverage, by leading to a continued reduction in the number of claims processed by Gallagher, or by causing insurance companies with which Gallagher does business to experience liquidity problems, withdraw from writing certain coverages, or fail; Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher; Gallagher’s debt agreements contain restrictions and covenants that could significantly impact Gallagher’s ability to operate its business; Gallagher could incur substantial losses if one of the commercial banks it uses fails; Gallagher’s non-U.S. operations expose it to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements including those imposed by the U.S. Foreign Corrupt Practices Act; Gallagher is subject to insurance industry regulation worldwide, and such regulations could change at any time; changes in Gallagher’s accounting estimates and assumptions could adversely affect its financial position and operating results; Gallagher is subject to a number of contingencies and legal proceedings; rising employee benefits costs (including pension expense) could reduce Gallagher’s profitability; Gallagher’s effective income tax rate and obligations under tax indemnity agreements may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed tax credits under Section 29 of the Internal Revenue Code (IRC); there are significant uncertainties related to Gallagher’s IRC Section 45-related investments, which must be favorably resolved in order for Gallagher to recoup these investments and generate earnings on them; and operations at the IRC Section 45 facilities could subject Gallagher to environmental and product liability claims and environmental compliance costs. These and other risks and uncertainties are described in more detail in Item 1A, “Risk Factors.”

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

Operating Segments

Gallagher has identified three operating segments: Brokerage, Risk Management and Financial Services and Corporate. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2009, is as follows (in millions):

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$1,003.7	58%	$922.5	56%	$867.3	54%
Fees	256.3	15%	227.6	14%	216.8	13%
Investment income and other	16.2	1%	37.7	2%	30.1	2%

	1,276.2	74%	1,187.8	72%	1,114.2	69%

Risk Management
Fees	451.7	26%	461.1	28%	439.4	27%
Investment income and other	1.5	—%	3.8	—%	4.1	—%

	453.2	26%	464.9	28%	443.5	27%

Financial Services and Corporate
Investment income and other	(0.1)	—%	(7.7)	—%	65.6	4%

Total revenues	$1,729.3	100%	$1,645.0	100%	$1,623.3	100%

See Note 20 to Gallagher’s 2009 Consolidated Financial Statements for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by operating segment for 2009, 2008 and 2007.

Gallagher’s business, particularly its brokerage business, is subject to seasonal fluctuations. Commission and fee revenues and the related brokerage and marketing expenses can vary from quarter-to-quarter as a result of the timing of policy inception dates and timing of receipt of information from insurance carriers. Alternatively, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. In addition, the timing of acquisitions and recognition of investment gains and losses also impact the trends in Gallagher’s quarterly operating results. See Note 19 to Gallagher’s 2009 Consolidated Financial Statements for unaudited quarterly operating results for 2009 and 2008.

Brokerage Segment

The Brokerage Segment accounted for 74% of Gallagher’s revenue from continuing operations in 2009. Gallagher’s Brokerage Segment is primarily comprised of Retail and Wholesale Brokerage operations. Gallagher’s Retail Brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s Retail Brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s Wholesale Brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source for Gallagher’s compensation for its Retail Brokerage services is commissions paid by insurance companies, which are usually based upon both percentage of the premium paid by insureds or brokerage and advisory fees paid directly by its clients. For Wholesale Brokerage services, Gallagher generally receives a share of the commission paid to the retail broker by the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time. During the period from 2006 through September 2009, under an agreement with certain Illinois state agencies, Gallagher’s Brokerage operations agreed not to accept U.S.-domiciled retail contingent compensation. However, as allowed under the agreement, Gallagher was allowed to continue to accept contingent compensation from non-retail business, including business generated by wholesalers, managing general agents and managing general underwriters. In addition, Gallagher was allowed to collect retail contingent compensation related to contracts in place at entities it had acquired for up to three years from the acquisition date. As of October 1, 2009, Gallagher is no longer prohibited from accepting retail contingent commissions under an agreement with the Illinois state agencies.

Gallagher operates its Brokerage operations through a network of more than 200 sales and service offices located throughout the U.S. and in fourteen countries abroad. Most of these offices are fully staffed with sales and service personnel. In addition, Gallagher does business through a network of correspondent insurance brokers and consultants in more than 100 countries around the world.

Retail Insurance Brokerage Operations

Gallagher’s Retail Insurance Brokerage operations accounted for 81% of Gallagher’s Brokerage Segment revenues in 2009. Gallagher’s Brokerage operations place nearly all lines of commercial P/C and health and welfare insurance coverage. Significant lines of insurance coverage brokered are as follows:

Aviation	Disability	Life	Property
Casualty	Earthquake	Marine	Retirement Solutions
Commercial Auto	Errors & Omissions	Medical	Voluntary Benefits
Dental	Fire	Products Liability	Wind
Directors & Officers Liability	General Liability	Professional Liability	Workers Compensation

Gallagher’s Retail Brokerage operations are organized in 180 geographical profit centers located in the U.S., Australia and Canada and operate within certain key Niche/Practice Groups, which account for approximately 65% of its Retail Brokerage revenues. These specialized teams target areas of business and/or industries in which Gallagher has developed a depth of expertise and a large client base. Significant Niche/Practice Groups that Gallagher serves are as follows:

Agribusiness	Global Risks	Marine	Real Estate
Aviation & Aerospace	Habitational	Manufacturing	Religious/Not-for-Profit
Captive Consulting	Healthcare	Personal	Restaurant
Construction	Higher Education	Professional Groups	Scholastic
Energy	Hospitality	Private Equity	Technology/Telecom
Entertainment	Institutional Services	Public Entity	Transportation

Gallagher’s specialized focus on these Niche/Practice Groups allows for highly-focused marketing efforts and facilitates the development of value-added products and services specific to those industries or business segments. Gallagher believes that the detailed understanding and broad client contacts developed within these Niche/Practice Groups provide Gallagher with a competitive advantage.

Gallagher anticipates that its greatest revenue growth over the next several years for its Retail Brokerage operations will continue to come from: its Niche/Practice Groups and middle-market accounts, cross-selling other brokerage products to existing customers, developing and managing alternative market mechanisms such as captives, rent-a-captives, deductible plans/self-insurance and mergers and acquisitions.

Wholesale Insurance Brokerage Operations

Gallagher’s Wholesale Insurance Brokerage operations accounted for 19% of Gallagher’s Brokerage Segment revenues in 2009. Gallagher’s wholesale brokers assist Gallagher’s retail brokers and other non-Gallagher brokers in the placement of specialized and hard to place insurance coverages through over sixty geographical profit centers across the U.S., Bermuda and through Gallagher’s approved Lloyd’s of London brokerage in London. In certain cases, Gallagher acts as a brokerage wholesaler and, in other cases, Gallagher acts as a managing general agent (MGA) or managing general underwriter (MGU) distributing specialized insurance coverages for insurance carriers. MGAs and MGUs are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities performed on behalf of the insurer may include marketing, underwriting, issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

Over 80% of Gallagher’s Wholesale Brokerage revenues come from non-Gallagher brokerage customers. Based on revenues, Gallagher’s domestic Wholesale Brokerage operation currently ranks as the largest domestic MGA/underwriting manager (according to Business Insurance magazine’s October 5, 2009 edition).

Gallagher anticipates growing its Wholesale Brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs and through mergers and acquisitions.

Risk Management Segment

The Risk Management Segment accounted for 26% of Gallagher’s revenues from continuing operations in 2009. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. Approximately 69% of the Risk Management Segment’s revenues are from workers compensation related claims, 27% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an unbundled basis independent of Gallagher’s Brokerage operations. Gallagher manages its third-party claims adjusting operations through a network of 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with Gallagher claims adjusters and other service personnel. Revenues are usually generated on a negotiated per-claim or per-service basis. Gallagher’s adjusters and service personnel act solely on behalf and under the instruction of their clients and customers.

While this Segment complements Gallagher’s insurance brokerage offerings, over 84% of the Risk Management Segment’s revenues come from non-Gallagher brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, Gallagher’s Risk Management operation currently ranks as the world’s largest third party P/C claims administrator (according to Business Insurance magazine’s March 16, 2009 edition).

The Risk Management Segment expects its most significant growth prospects through the next several years will come from Fortune 1000 companies, larger middle-market companies, captives, program business and the outsourcing of insurance company claims departments.

Financial Services and Corporate Segment

The Financial Services and Corporate Segment manages Gallagher’s interests primarily in alternative energy (clean-energy/tax-advantaged) investments and venture capital funds. Operations are in Itasca, Illinois and Gallagher has been winding down its legacy financial services activities since 2003. At December 31, 2009, significant investments managed by this Segment include:

Clean-Energy

Gallagher has a 13.4% ownership interest in a Biomass company which owns a Biogas pipeline that removes and sells Biogas from landfills, a 42.0% interest in a privately-held enterprise (Chem-Mod) that has commercialized multi-pollutant reduction technologies that remove mercury, sulfur dioxide and other toxic emissions created by coal-fired power plants and a 5.0% interest in a privately-held start-up enterprise, which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels. Utilization of the Chem-Mod technologies may qualify for tax credits under IRC Section 45, which substantially expires on December 31, 2019.

Tax-Advantaged Investments

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

In 2009, Gallagher built eight commercial facilities that will produce clean-burning coal using Chem-Mod’s technologies. Gallagher believes these facilities will produce energy that will qualify for IRC Section 45 tax credits.

Real Estate and Venture Capital

Gallagher has ownership interests in four venture capital funds and an investment management company, none of which is over 20%. The funds primarily invest in turn-around companies and the investment management firm primarily invests in hedge fund managers.

International Operations

Gallagher’s total revenues by geographic area for each of the three years in the period ended December 31, 2009 were as follows (in millions):

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,532.9	89%	$1,435.0	87%	$1,425.9	88%
Foreign, principally Australia, Bermuda, Canada and the U.K.	196.4	11%	210.0	13%	197.4	12%

Total revenues	$1,729.3	100%	$1,645.0	100%	$1,623.3	100%

See Notes 7, 18 and 20 to Gallagher’s 2009 Consolidated Financial Statements for additional financial information related to Gallagher’s foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2009, 2008 and 2007.

Gallagher’s foreign operations are subject to a variety of legal, economic and market risks, including risks relating to staffing, political and economic instability, the requirement of complying with foreign regulations and U.S. regulations applicable to Gallagher’s foreign operations (e.g., the U.S. Foreign Corrupt Practices Act), changes in trade policies and tax rates, and restrictions on the transfer of funds. Gallagher’s foreign operations are also subject to the risk of exchange rate fluctuations. Please see the risk factor regarding Gallagher’s non-U.S. operations under Item 1A, “Risk Factors,” for more information regarding these risks.

Brokerage Operations in Australia, Bermuda, Canada and the U.K.

The majority of Gallagher’s international presence in its Brokerage operations is in Australia, Bermuda, Canada and the U.K.

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

Risk Management Operations in Australia, Canada, New Zealand and the U.K.

Gallagher’s international Risk Management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

Gallagher operates its Brokerage operations through a network of more than 200 sales and service offices located throughout the U.S. and in fourteen countries abroad. Gallagher manages its third-party claims adjusting operations through a network of 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Gallagher’s customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of Gallagher’s business is dependent upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on Gallagher. In 2009, Gallagher’s largest single customer accounted for approximately 1% of total revenues and the ten largest customers represented 7% of total revenues in the aggregate. Gallagher’s revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

Gallagher is the fifth largest insurance broker worldwide based on total revenues (according to Business Insurance magazine’s July 20, 2009 edition). The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with Gallagher in every area of its business.

Gallagher’s Retail and Wholesale Brokerage operations compete with Marsh & McLennan Companies, Inc., Aon Corporation, Willis Group Holdings, Ltd. and Wells Fargo Insurance Services, Inc., each of which has greater revenues than Gallagher. In addition, there are various other competing firms, such as Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the corresponding local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. In addition, for health and welfare products, Gallagher competes with larger firms such as Hewitt Associates, Inc., Towers Watson & Co. and the benefits consulting divisions of the national public accounting firms and also competes with a vast number of local and regional brokerages and agencies.

Gallagher’s Wholesale Brokerage operations compete with large wholesalers such as Crump Group, Inc., CRC Insurance Services, Inc., AmWINS Group, Inc., Swett & Crawford Group, Inc., as well as a vast number of local and regional wholesalers.

Gallagher also competes with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with Gallagher.

Risk Management Segment

Gallagher’s Risk Management operation currently ranks as the world’s largest P/C third party administrator based on revenues (according to Business Insurance magazine’s March 16, 2009 edition). While many global and regional claims administrators operate within this space, Gallagher competes directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc., a subsidiary of Crawford & Company, UMR, Inc., a subsidiary of United Health Group, Inc., Cambridge Solutions Ltd., ESIS, a subsidiary of ACE Limited, and Specialty Risk Services, a subsidiary of Hartford Financial Services, Inc. There are also several large insurance companies, such as AIG Insurance and Zurich Insurance, that maintain their own claims administration units, which can be strong competitors, particularly during the softening insurance cycle. In addition, Gallagher competes with various smaller third party administrators on a regional level. Gallagher believes that its competitive position is due to its strong reputation for outstanding service quality and ability to resolve customers’ losses in the most cost efficient manner possible.

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

Business Combinations

Gallagher has completed and integrated 235 acquisitions in the period from January 1, 1985 through December 31, 2009, almost exclusively within its Brokerage Segment. The majority of the acquisitions over this twenty-five year period have been smaller regional or local P/C retail or wholesale operations possessing a strong middle-market client focus or significant expertise in one of Gallagher’s focus market areas. Over the last decade, Gallagher has also increased its acquisition activity in the Retail Employee Benefits Brokerage and Wholesale Brokerage areas. Acquisition prices typically fall within the $1 million to $50 million range.

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

In 2009, Gallagher acquired all of the policy renewal rights from Liberty Mutual’s middle-market commercial P/C brokers located in their Midwest and Southeast regions. As part of the agreement, Gallagher hired approximately seventy-five Liberty Mutual producers in these regions. In addition, Gallagher acquired substantially all of the policy renewal rights and hired the national producer group from Wausau Signature Agency, Liberty Mutual’s commercial P/C and employee benefits insurance agency headquartered in Wausau, Wisconsin. Gallagher also acquired substantially all the net assets or common stock of fourteen insurance brokerage firms in exchange for its common stock and/or cash. See Note 4 to the Gallagher’s 2009 Consolidated Financial Statements for a summary of the 2009 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2009, Gallagher employed approximately 9,900 employees. Gallagher continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be satisfactory.

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

Gallagher derives much of its revenue from commissions and fees for its brokerage services. Gallagher does not determine the insurance premiums on which its commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for several years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on Gallagher’s commission revenue in many lines and in many geographic areas. Beginning in late 2000, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. Because of the events of September 11th, many insurance lines became less available and premium rates increased, in some cases dramatically. Beginning in late 2003, the market softened again in many lines and geographic areas. While the high level of hurricane activity and other natural disasters in 2004 and 2005 caused a hard market in certain coastal areas, the low level of hurricane activity in 2006 and 2007 caused carriers to again become rate/price sensitive and the industry has remained in a soft market across most geographical areas and business lines. The higher level of hurricane activity in 2008 generally did not cause the carriers to deviate from the trends noted in 2006 and 2007. Because of these market cycles for insurance product pricing, which Gallagher cannot predict or control, its brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

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

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals on a global basis who actively compete with Gallagher in one or more areas of its business. Gallagher competes with four firms that are as large as or significantly larger than Gallagher, in terms of revenues, in the global risk management and brokerage markets. In addition, there are various other competing firms that operate nationally or that are strong in a particular region or locality and may have, in that region or locality, an office that is as large as or larger than, in terms of revenues, the particular local office of Gallagher. Gallagher believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect Gallagher’s business.

In addition, the increase in competition due to new legislative or industry developments could adversely affect Gallagher. These developments include:

•	An increase in capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	The selling of insurance by insurance companies directly to insureds without the involvement of a broker or other intermediary;

•	Changes in Gallagher’s business compensation model as a result of regulatory developments;

•

The establishment of programs by Federal and state governments to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, which compete with, or completely replace, insurance products offered by insurance carriers;

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

The current disruption in the global credit markets and instability of financial systems, and a continuation or worsening of the current economic recession, may adversely affect Gallagher’s results of operations and financial condition.

The current disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which Gallagher’s markets, products and business will be adversely affected.

These unprecedented disruptions in the credit and financial markets and the resulting impact on a number of financial institutions have limited access to capital and credit for many companies. Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility, which expires in October 2010, and is not aware of any issues impacting the ability or willingness of its lenders under such facility to honor their commitments to extend Gallagher credit, the failure of a lender could adversely affect its ability to borrow on that facility, which over time could negatively impact Gallagher’s ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings, renewals or refinancings.

The disruptions in the credit and financial markets also led to a general deterioration in the economy in fourth quarter 2008 and throughout 2009, which could adversely impact Gallagher in future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact Gallagher’s 2010 and 2011 commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known, and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on Gallagher’s results of operations and financial condition. Gallagher also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, Gallagher could encounter delays or defaults in payments owed to Gallagher, which could have a significant adverse impact on Gallagher’s consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that Gallagher offers its clients, overall capacity in the industry could be negatively affected, which could reduce Gallagher’s placement of certain lines and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom Gallagher places business could also result in errors and omissions claims by Gallagher’s clients, which could adversely affect Gallagher’s results of operations and financial condition.

Gallagher has historically engaged in a large number of acquisitions of insurance brokers and agencies. Gallagher may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.

In the past several years, Gallagher has completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Gallagher’s acquisition program has been an important part of its historical growth and Gallagher believes that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in Gallagher achieving slower growth. Moreover, even if Gallagher is able to identify appropriate acquisition targets, it may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows Gallagher to realize the anticipated benefits of such acquisitions. Additionally, Gallagher may incur or assume unanticipated liabilities or contingencies in connection with its acquisitions. If any of these developments occur, Gallagher’s results of operations could be adversely affected.

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

Gallagher’s ability to comply with the covenants and restrictions contained in the agreements governing Gallagher’s debt may be affected by economic, financial and industry conditions beyond Gallagher’s control. The breach of any of these covenants or restrictions could result in a default under an agreement that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, which could have a material adverse effect on Gallagher’s financial condition and results of operations.

Gallagher could incur substantial losses if one of the commercial banks and financial institutions Gallagher uses in its operations should happen to fail.

Gallagher maintains cash balances, including restricted cash held in premium trust and claim accounts, at various depository institutions. Although Gallagher has moved a substantial portion of its U.S. funds into accounts or funds insured or guaranteed by the U.S. government, there are client claim funds, which Gallagher administers that are in individual accounts with balances well in excess of the U.S. Federal Deposit Insurance Corporation insurance limits. Gallagher also maintains cash balances in foreign banks and institutions where governments have not specifically enacted formal guarantee programs. If one or more of the depository institutions in which Gallagher maintains significant cash balances were to fail, Gallagher’s ability to access these funds might be temporarily or permanently limited, and Gallagher could face a significant liquidity problem and potentially material financial losses.

Gallagher has non-U.S. operations which expose it to certain additional risks, including the risk of exchange rate fluctuations and geopolitical risk.

Gallagher has operations that conduct business outside the U.S. Accordingly, Gallagher is subject to legal, economic and market risks associated with operating in foreign countries. Operating in these countries may present risks that are different from, or greater than, the risks to Gallagher of doing comparable business in the U.S. These include, among others, risk relating to:

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

•

The requirement of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad, including rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, and the requirements of the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which Gallagher operates, as well as unexpected changes in such regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which Gallagher operates;

•	Adverse changes in tax rates;

•	Legal or political constraints on Gallagher’s ability to maintain or increase prices; and

•	Governmental restrictions on the transfer of funds to Gallagher from its operations outside the U.S.

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

Gallagher also operates in certain countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. Gallagher’s operations in these countries may be temporarily or permanently disrupted by adverse geopolitical or economic conditions in these locations. For example, Gallagher uses third-party service providers located in India for certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected Gallagher’s operations in India. However, such factors could potentially affect Gallagher’s operations or ability to utilize third-party providers in the future. Should Gallagher’s access to these services be disrupted, Gallagher’s business, operating results and financial condition could be adversely affected.

Gallagher faces a variety of risks in its Risk Management operations that are distinct from those it faces in its Brokerage operations.

Gallagher’s Risk Management business faces a variety of risks distinct from those faced by its Brokerage business, including:

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

•

The risk that Gallagher will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make its business less attractive;

•	The risk that the recession and corresponding slow-down in economic activity could lead to a continued reduction in the number of claims processed by Gallagher; and

•

The risk that Gallagher will not be able to control its labor and technology costs in such a manner as to remain competitive in the marketplace for claims administration and risk management services and fulfill its existing contracts (other than those that provide cost-plus or other margin protection) in a cost-efficient and profitable manner.

If any of these developments occur, Gallagher’s results of operations and financial condition could be adversely affected.

Gallagher is subject to insurance industry regulation worldwide. If Gallagher fails to comply with regulatory requirements or if regulations change in a way that adversely affects Gallagher’s operations, Gallagher may not be able to conduct its business or may be less profitable.

Many of Gallagher’s activities are subject to regulatory supervision. Failure to comply with some of these regulations could lead to disciplinary actions that may include requiring clients to be compensated for loss, the imposition of penalties and the revocation of Gallagher’s authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time-to-time require operational changes that could result in lost revenues or higher costs or hinder Gallagher’s ability to operate its business. For example, although Gallagher’s inability to accept contingent commissions under an agreement with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois ended on October 1, 2009, compensation practices such as contingent commissions could in the future return to the scrutiny of the public, State Attorneys General, and state insurance departments, which could lead to regulations prohibiting or placing restrictions upon the practice. If this or other changes in regulation or enforcement occur, Gallagher’s results of operations and financial condition could be adversely affected.

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

Gallagher is subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that its employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that Gallagher holds for its clients on a fiduciary basis. Gallagher has established provisions against these potential matters which it believes to be adequate in light of current information and legal advice, and Gallagher adjusts such provisions from time-to-time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to Gallagher, it could materially adversely affect its future financial results. In addition, Gallagher’s results of operations, financial condition or liquidity may be adversely affected if in the future, Gallagher’s insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which it self-insures. Gallagher has purchased errors and omissions (E&O) insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time-to-time as current developments warrant.

As more fully described in Note 17 to Gallagher’s 2009 Consolidated Financial Statements, Gallagher is subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on Gallagher’s business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could have a material adverse effect on Gallagher by exposing it to negative publicity, reputational damage, harm to Gallagher’s client or employee relationships, or diversion of personnel and management resources.

Contingent commissions paid by insurance companies are less predictable than standard commissions, and any decrease in the amount of contingent commissions received by Gallagher could adversely affect its results of operations.

Gallagher derives a portion of its revenues from contingent commissions paid by insurance companies. Contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, Gallagher is unable to meet insurance companies’ profitability, volume and/or growth thresholds, and/or insurance companies increase their estimate of loss reserves, over which Gallagher has no control, actual contingent commissions received by Gallagher could be less than anticipated, which could adversely affect Gallagher’s results of operations. Additionally, because of these uncertainties, it is difficult for Gallagher to make profit-sharing calculations and accurately estimate the amount of contingent commissions it will receive during a given year.

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

Sustained increases in the cost of employee benefits could reduce Gallagher’s profitability.

Gallagher’s profitability is substantially affected by the cost of current employees’ medical and other benefits, as well as pension retirement benefits and postretirement medical benefits under its legacy defined benefit plans. In recent years, Gallagher has experienced significant increases in these costs as a result of macro-economic factors beyond Gallagher’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. A significant decrease in the value of Gallagher’s defined benefit pension plan assets or decreases in the interest rates used to discount the pension plans’ liabilities could cause an increase in pension plan costs in future years. Although Gallagher has actively sought to control increases in these costs, there can be no assurance Gallagher will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce Gallagher’s profitability.

Gallagher has historically benefited from Section 29 tax credits and that law expired on December 31, 2007. The disallowance of IRC Section 29 tax credits would likely cause a material loss.

The law permitting Gallagher to claim IRC Section 29 tax credits related to Gallagher’s synthetic coal operations expired on December 31, 2007. In 2009, 2008 and 2007, Gallagher’s annual effective tax rate on a consolidated basis was 36.9%, 31.9% and 22.7%, respectively. Gallagher’s overall effective income tax rate for 2007 reflects the tax credits generated by investments in limited partnerships that operated alternative energy projects under IRC Section 29. The rates for 2009, 2008 and 2007 reflect the impact of the resolution of a number of income tax matters related to prior years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in Gallagher’s tax provision of $3.6 million, $14.9 million and $5.9 million, respectively.

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

Gallagher has developed production facilities with the ability to produce refined coal that it believes qualifies for tax credits under IRC Section 45. However, there are significant uncertainties surrounding Gallagher’s investment in these facilities, and if Gallagher is not successful in claiming IRC Section 45 tax credits, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

IRC Section 45 provides a tax credit for the production and sale of refined coal from production facilities that were placed into service on or before December 31, 2009. Gallagher owns 42% of Chem-Mod, LLC, which has developed technologies (The Chem-Mod™ Solution) that reduce harmful emissions from coal-fired power plants. Gallagher intends to use The Chem-Mod™ Solution to produce refined coal at eight production facilities placed into service prior to December 31, 2009. Gallagher believes that the production and sale of this refined coal qualifies for IRC Section 45 tax credits. Gallagher has funded $29.7 million of capital expenditures to date, and has committed to make additional capital expenditures of $1.7 million in 2010 to complete the construction contract obligations of these facilities. Once Gallagher has finalized arrangements with various partners expected to purchase equity stakes in one or more of the facilities, Gallagher’s net investment in the facilities is expected to be approximately $16.0 million.

There are significant uncertainties related to Gallagher’s IRC Section 45 investments that must be favorably resolved in order for Gallagher to recoup its investment and generate additional earnings from the operation of these facilities. These include, but are not limited to:

•

Long-term permits must still be obtained. The eight facilities are currently operating under temporary permits obtained by the utilities upon whose properties the refined coal production facilities are located. In order to obtain long-term permits, the utilities need to show not only reductions in nitrogen oxides and mercury emissions, as required by IRC Section 45, but also reductions in sulfur, carbon monoxide and particulate emissions while at the same time maintaining all other emissions limits and performance standards required under their air permits. If for any reason the facilities are unable to satisfy the regulatory permitting requirements and the utilities are unable to timely obtain long-term permits, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

•

All conditions under IRC Section 45 must be satisfied. Gallagher’s ability to claim tax credits under IRC Section 45 depends upon the satisfaction of a number of conditions specified in IRC Section 45. Gallagher may be determined not to have satisfied such conditions if, among other things, Gallagher’s conclusions with respect to one or more of the following are incorrect: the accuracy of the emissions reduction analyses upon which Gallagher has relied and continues to rely, that The Chem-Mod™ Solution represents qualifying technologies under the rules, that the technologies were applied correctly by the facilities such that at least one of the facilities’ owners (Gallagher or one of its partners) can be treated as a “producer” of refined coal, or that the facilities were placed into service by December 31, 2009. Additionally, IRC Section 45 contains phase-out provisions based upon the market price of coal. As a result, if the price of coal rises to specified levels, Gallagher could lose some or all of the future tax credits it expects to receive from these investments.

•

Additional regulatory uncertainties. In the future, utilities may become subject to other regulations that render The Chem-Mod™ Solution obsolete or unusable. Congress may modify or repeal IRC Section 45 so that these tax credits may no longer be available or the law may be interpreted to exclude The Chem-Mod™ Solution. In addition, current environmental laws and regulations limiting mercury emissions from coal-fired power plants could be significantly weakened, reducing demand for technologies like The Chem-Mod™ Solution, or could be strengthened beyond the capabilities of The Chem-Mod™ Solution to comply. If any of these regulatory developments occur, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

•

Utilities’ use of coal may decline. Increasing concerns about greenhouse gases and other air emissions, toxic materials in wastewater discharges and the potential hazardous nature of coal combustion waste, could lead to Federal or state regulations that encourage or require utilities to burn less coal, or eliminate its use entirely, in the production of electricity. In addition, while the utilities at which the facilities are located have traditionally burned coal to generate electricity, some are also engineered to burn other fuels such as natural gas and oil. Thus, if the price of natural gas and/or oil declines relative to the price of coal, utilities may choose to burn natural gas or oil instead of coal to produce electricity. Demand for coal, generally, may also decline as a result of a slowing economy and a corresponding decline in the use of electricity. If, for any reason, utilities burn less or eliminate coal in the production of electricity, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

•

Operational risks. The facilities’ ability to produce refined coal meeting the requirements of IRC Section 45 may be affected by operational issues. Chem-Mod’s coal-cleaning technologies require proprietary chemical inputs that may not be readily available in the marketplace or available only at prohibitively high costs. The power plants at which the facilities are located could be idled for reasons outside Gallagher’s control, including, among other things, operational or environmental problems at the plants, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede the operation of the facilities. Other operational risks include the availability and cost of coal (including freight cost), the possibility that the refined coal produced by the facilities may cause operational problems in the utilities’ boilers, the risk that equipment may not be properly maintained, the risk that the facilities might be unable to operate at their rated capacity, and the possibility that the facilities could be unsuccessful in attracting and retaining key personnel needed for efficiently operating the facilities. If the facilities encounter any operational problems, including the types described above, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

•

Business risks. Gallagher has finalized arrangements with one co-investor, and is working to finalize arrangements with other potential co-investors, for the purchase of equity stakes in one or more of the facilities. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of Gallagher’s co-investors leave a project, Gallagher could have difficulty finding replacements in a timely manner. Gallagher is exposed to credit risk with its co-investors and operational partners, any of which could encounter economic difficulties and become unable to fulfill payment obligations. Gallagher could also be exposed to risk due to its lack of control over the facilities if future developments, for example a regulatory change affecting public and private companies differently, caused the interests of Gallagher and its co-investors to diverge. Finally, Gallagher’s partners involved in the operation and management of the facilities could fail to operate the facilities in a manner that complies with the requirements of IRC Section 45. If any of these developments occur, Gallagher may not be able to recoup its investment or generate additional earnings from the operation of these facilities.

•

Intellectual property risks. Other companies with technologies similar to The Chem-Mod™ Solution may make claims of intellectual property infringement against Chem-Mod or Gallagher and its partners. Any intellectual property claims, with or without merit, could require that Chem-Mod or Gallagher and its partners obtain a license to use the intellectual property. Chem-Mod or Gallagher and its partners may be unable to obtain licenses from these third parties on favorable terms, if at all. If Chem-Mod or Gallagher and its partners cannot defend such claims or obtain necessary licenses on reasonable terms, Gallagher may be precluded from using The Chem-Mod™ Solution and may be unable to recoup its investment or generate additional earnings from the operation of these facilities.

Operations at the IRC Section 45 production facilities and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of the IRC Section 45 production facilities are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the facilities and/or the utilities at which the facilities are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal produced using The Chem-Mod™ Solution in a number of ways, including air emissions, waste water, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The Chem Mod™ Solution at facilities owned and operated by others, Gallagher and its partners may be exposed to the risk of becoming liable for environmental damage they may have had little, if any, involvement in creating. Such risk remains even after operations cease at a facility to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. For example, Gallagher and its partners could face the risk of product and environmental liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators will result in that facility owner or operator accepting full responsibility for any environmental damage. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, diminution of property or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits and force compliance. Gallagher’s insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental claim. If significant uninsured losses arise from environmental damage or product liability claims, or if the costs of environmental compliance increase for any reason, Gallagher’s results of operations and financial condition could be adversely affected.

Improper disclosure of personal data could result in legal liability or harm Gallagher’s reputation.

One of Gallagher’s significant responsibilities is to maintain the security and privacy of its clients’ confidential and proprietary information and the personal data of their employees and other benefit plan participants. Gallagher maintains policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, Gallagher cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm Gallagher’s reputation and subject it to liability under its contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which Gallagher provides services. Gallagher’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area, could result in legal liability or impairment to Gallagher’s reputation in the marketplace.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Elsewhere, Gallagher generally operates in leased premises related to its facilities of the Brokerage and Risk Management operations. Gallagher prefers to lease office space rather than own real estate. Certain of Gallagher’s office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to Gallagher’s 2009 Consolidated Financial Statements for information with respect to Gallagher’s lease commitments at December 31, 2009.

Item 3. Legal Proceedings.

Information regarding legal proceedings, contingent commissions and other industry developments and contingent liabilities of Gallagher is included in Item 8, “Financial Statements and Supplementary Data,” under the caption Note 17 (Commitments, Contingencies and Off-Balance Sheet Arrangements).

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Gallagher’s fourth quarter ended December  31, 2009.

Executive Officers

The executive officers of Gallagher are as follows:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	58	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	47	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	47	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	60	Corporate Vice President, President of Employee Benefit Brokerage Operation since 1985

James S. Gault	58	Corporate Vice President since 1992, President of Domestic Retail P/C Brokerage Operation since 2002

Douglas K. Howell	48	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	48	Corporate Vice President and President of Risk Management Operation since January 2010

Susan E. McGrath	43	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	57	Corporate Vice President since 1993, President of Wholesale Brokerage Operation since 2001

With the exception of Mr. Bay, Mr. Hudson and Ms. McGrath, each such person has been principally employed by Gallagher in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of the Board of Directors.

Prior to joining Gallagher on June 4, 2007, Mr. Bay was employed as General Counsel and Secretary for GE Commercial Distribution Finance from January 2003 to May 2007 and prior thereto as M&A Counsel for General Electric Capital Corporation since 2000.

Prior to joining Gallagher, on January 25, 2010, Mr. Hudson was a Director in the Insurance Practice of Bridge Strategy Group LLC, a consulting firm he co-founded in 1998. Prior to that, Mr. Hudson worked as a business consultant specializing in the insurance and financial services industry at Andersen Consulting LLP (now known as Accenture), and in senior roles at Information Consulting Group, McKinsey & Co. and Renaissance Worldwide.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gallagher’s common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of Gallagher’s common stock for the two-year period from January 1, 2008 through December 31, 2009 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2009
First	$26.02	$14.82	$.32
Second	23.25	16.51	.32
Third	25.00	20.20	.32
Fourth	24.65	21.88	.32
2008
First	$26.25	$22.40	$.32
Second	26.59	23.47	.32
Third	30.00	23.86	.32
Fourth	28.21	21.38	.32

As of January 31, 2010, there were approximately 1,000 holders of record of Gallagher’s common stock.

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2009	—	$—	—	10,000
November 1 to November 30, 2009	—	—	—	10,000
December 1 to December 31, 2009	—	—	—	10,000

Total	—	$—	—

(1)	Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of December 31, 2009, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance is included in the disclosure set forth under the heading “Equity Compensation Plan Information” in Gallagher’s 2010 Proxy Statement and is incorporated herein by reference. See Notes 11, 12, 13 and 14 to Gallagher’s 2009 Consolidated Financial Statements for additional information relating to the compensation plans under which equity securities of Gallagher are authorized for issuance.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2009 have been derived from Gallagher’s Consolidated Financial Statements. Such data should be read in conjunction with Gallagher’s Consolidated Financial Statements and related Notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$1,003.7	$922.5	$867.3	$792.9	$762.2
Fees	708.0	688.7	656.2	583.7	534.6
Investment income and other	17.6	33.8	99.8	93.5	132.1

Total revenues	1,729.3	1,645.0	1,623.3	1,470.1	1,428.9
Total expenses before litigation and contingent commission matters and claims handling obligations	1,518.2	1,481.4	1,423.2	1,306.6	1,206.2
Litigation and contingent commission matters and claims handling obligations	—	—	—	9.0	209.8

Earnings before income taxes	211.1	163.6	200.1	154.5	12.9
Provision (benefit) for income taxes	78.0	52.2	45.5	26.1	(26.2)

Earnings from continuing operations	133.1	111.4	154.6	128.4	39.1
Earnings (loss) on discontinued operations, net of income taxes	(4.5)	(34.1)	(15.8)	0.1	(8.3)

Net earnings	$128.6	$77.3	$138.8	$128.5	$30.8

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.32	$1.18	$1.59	$1.31	$.41
Diluted net earnings per share (1)	1.28	.82	1.43	1.31	.32
Dividends declared per common share (2)	1.28	1.28	1.24	1.20	1.12
Share Data:
Shares outstanding at year end	102.5	96.4	92.0	98.4	95.7
Weighted average number of common shares outstanding	100.5	93.8	95.9	97.1	94.1
Weighted average number of common and common equivalent shares outstanding	100.6	94.2	97.1	98.4	96.1
Consolidated Balance Sheet Data:
Total assets	$3,250.3	$3,271.3	$3,556.8	$3,420.1	$3,389.5
Long-term debt less current portion	550.0	400.0	400.0	25.9	107.6
Total stockholders’ equity	892.9	738.5	715.5	864.1	769.1
Return on beginning stockholders’ equity (3)	17%	11%	16%	17%	4%
Employee Data:
Number of employees - continuing operations at year end	9,840	9,863	9,102	8,533	7,953
Total revenue per employee (4)	$176,000	$167,000	$178,000	$172,000	$180,000
Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee (4) (5)	$14,000	$11,000	$17,000	$16,000	$22,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.
(5)	Represents earnings from continuing operations before the after tax impact of litigation and contingent commission matters and claims handling obligations related charges.

Certain Non-GAAP Financial Measures

The line item in the preceding selected financial data table entitled “Earnings from continuing operations before litigation and contingent commission matters and claims handling obligations per employee” may be considered a “non-GAAP financial measure” within the meaning of SEC regulations because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Consistent with SEC regulations, a description of such information is provided in the table above and a reconciliation of certain of such items to GAAP is provided herein. Charges in 2006 related to retail contingent commission related matters totaled $9.0 million (or $5.4 million after tax). Charges in 2005 related to litigation related matters, retail contingent commission related matters and claims handling obligations totaled $131.0 million (or $84.2 million after tax), $73.6 million (or $44.2 million after tax) and $5.2 million (or $3.6 million after tax), respectively. There were no such items in 2009, 2008 or 2007. These amounts, which Gallagher believes are non-recurring, were added back to earnings from continuing operations in 2006 and 2005 in order to calculate earnings from continuing operations before litigation and contingent commission related matters and claims handling obligations per employee.

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

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 89% of its revenues domestically, with the remaining 11% derived in Australia, Bermuda, Canada, New Zealand and the U.K. Gallagher operates three business segments: Brokerage, Risk Management and Financial Services and Corporate, which contributed approximately 74%, 26% and less than 1%, respectively, to 2009 revenues. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as alternative energy (clean-energy/tax-advantaged) investments and venture capital funds.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Please see “Information Concerning Forward-Looking Statements” in Part I of this annual report, for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

Beginning in 2004 and continuing throughout 2009, the P/C insurance market has been operating in a relatively soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell during first, second and third quarters of 2009. The average premium decline for all commercial accounts, regardless of size, was 5.1% for first quarter, 4.9% for second quarter and 5.8% for third quarter. A similar survey by the CIAB indicated that commercial P/C rates fell again during fourth quarter 2009 by an average of 5.6% for all commercial accounts, regardless of size. According to the most recent survey, the rates for small, medium and large business accounts declined slightly less than rates in the third quarter. Strong competition for new business by carriers looking to increase market share in a still weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the market place diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

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

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that Gallagher offers to its brokerage customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for Gallagher. In addition, the deterioration in the economy that occurred in fourth quarter 2008 and throughout 2009, could adversely impact Gallagher in 2010 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2010 and future years’ commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy. If a significant insurer fails or withdraws from writing certain insurance coverages that Gallagher offers its clients, overall capacity in the industry could be negatively affected, which could reduce Gallagher’s placement of certain lines and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom Gallagher places business could also result in errors and omissions claims by Gallagher’s clients, which could adversely affect Gallagher’s results of operations and financial condition.

As discussed in more detail in the Financial Services and Corporate section, Gallagher has made capital expenditures and commitments totaling $31.4 million as of December 31, 2009, to build eight commercial clean-energy facilities. In January 2010, Gallagher has sold a portion of three of the facilities, recouping $9.5 million of its $31.4 million capital investment, and is in the process of finding partners for the remaining five facilities. Throughout 2010, Gallagher and its current and future partners will seek to optimize the operations of the facilities and finalize necessary regulatory operating requirements. Once fully operational, Gallagher could generate up to $40 million of aggregate annual after-tax income through a combination of pretax income and tax credits under IRC Section 45, through 2019. However, Gallagher’s ability to recoup these investments and generate earnings on them is subject to significant risk and uncertainties relating to, among other things, its utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, utilities’ use of coal to produce electricity, the operations of the facilities, Gallagher’s co-investors and operational partners, and intellectual property. Please see the risk factor regarding Gallagher’s IRC Section 45 facilities under Item 1A, “Risk Factors,” for more information regarding these risks and uncertainties.

During fourth quarter 2009, Gallagher recorded pretax charges totaling approximately $11.8 million as a result of the completion of a previously announced plan to reduce, and the reorganization of, its middle and back office workforce by approximately 400 positions and from the termination of certain office leases. Gallagher currently estimates the future annual pretax cost savings associated with these actions to be approximately $34.0 million. Anticipated to partially offset these future savings will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $12.0 million to $14.0 million, related to the remaining workforce.

Contingent Commission Matters

The insurance industry has, in recent years, been subject to scrutiny by various regulatory bodies with respect to contingent compensation arrangements. During the period from January 2006 through September 2009, Gallagher’s Retail Brokerage operations were prohibited from accepting retail contingent commissions under the terms of a settlement agreement with the Illinois Attorney General and Illinois Department of Insurance. This agreement was amended in July 2009 and pursuant to the amendment, as of October 1, 2009, Gallagher is no longer prohibited from accepting retail contingent commissions. As a result of this amendment, Gallagher anticipates that it could generate additional retail contingent commission revenues of up to $10.0 million on an annualized basis by 2011.

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

Revenue Recognition

Commission revenues are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed. Contingent commissions, supplemental commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts have been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carrier. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance based on historical performance criteria. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Income Taxes

Gallagher’s tax rate reflects its earnings, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. Gallagher reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return as required by GAAP. Gallagher evaluates its tax positions using a two-step process. The first step involves recognition. Gallagher determines whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

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

Tax law requires items be included in Gallagher’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the Consolidated Statements of Earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.

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

Intangible Assets

Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the Consolidated Balance Sheet.

Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2008 and 2007, Gallagher wrote-off $2.7 million and $8.8 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the 2007 Consolidated Statement of Earnings. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

In December 2007, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for business combinations. The primary requirements of the revised guidance are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target entity. As a consequence, the current step acquisition model has been eliminated.

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

Business Combinations and Dispositions

See Notes 4 and 5 to the Consolidated Financial Statements for a discussion of 2009 business combinations and 2009 and 2008 dispositions, respectively.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission and fee revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission and fee revenues in its discussion of results of operations, Gallagher excludes the first twelve months of net commission and fee revenues generated from the acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues and foreign currency translation. These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2009 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. Gallagher allocates the provision for income taxes to the Brokerage and Risk Management Segments as if those segments were preparing income tax provisions on a separate company basis. As a result, the provision for income taxes for the Financial Services and Corporate Segment reflects the entire benefit to Gallagher of the IRC Section 29-related credits in 2007 because that is the segment which produced the credits. The law that provided for IRC Section 29-related credits expired on December 31, 2007. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in both its Brokerage Segment and its Risk Management Segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Brokerage

The Brokerage Segment accounted for 74% of Gallagher’s revenue from continuing operations in 2009. Gallagher’s Brokerage Segment is primarily comprised of Retail and Wholesale Brokerage operations. Gallagher’s Retail Brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s Retail Brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. In addition, Gallagher’s Wholesale Brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its Retail Brokerage services is commissions paid by insurance companies, which are usually based on a percentage of the premium paid by insureds and/or brokerage and advisory fees paid directly by its clients. For Wholesale Brokerage services, Gallagher generally receives a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. Under certain circumstances, Gallagher may also receive contingent commissions, which are based on the estimated profit the underwriting insurance company earns and/or the overall volume of business placed by Gallagher in a given period of time.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	2009	Percent Change	2008	Percent Change	2007
Commissions	$1,003.7	9%	$922.5	6%	$867.3
Fees	256.3	13%	227.6	5%	216.8
Investment income and other	16.2	(57%)	37.7	25%	30.1

Total revenues	1,276.2	7%	1,187.8	7%	1,114.2

Compensation	778.7	10%	707.4	8%	655.9
Operating	218.0	(12%)	247.4	8%	229.9
Depreciation	18.8	3%	18.2	13%	16.1
Amortization	54.3	26%	43.2	50%	28.8
Change in estimated acquisition earnout payables	4.1	NMF	—	NMF	—

Total expenses	1,073.9	6%	1,016.2	9%	930.7

Earnings from continuing operations before income taxes	202.3	18%	171.6	(6%)	183.5
Provision for income taxes	78.6	17%	67.4	(5%)	71.2

Earnings from continuing operations	$123.7	19%	$104.2	(7%)	$112.3

Growth - revenues	7%		7%		11%
Organic growth (decline) in commissions and fees	(3%)		(1%)		2%
Compensation expense ratio	61%		60%		59%
Operating expense ratio	17%		21%		21%
Pretax profit margin	16%		14%		16%
Effective tax rate	39%		39%		39%
Workforce at end of period (includes acquisitions)	5,890		5,747		5,068

Identifiable assets at December 31	$2,337.5		$2,456.1		$2,731.0

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

The aggregate increase in commissions and fees for 2009 was principally due to revenues associated with acquisitions that were made during 2009 ($142.8 million). Commissions and fees in 2009 included new business production of $139.4 million, which was offset by renewal decreases and lost business of $178.0 million. The aggregate increase in commissions and fees for 2008 was principally due to revenues associated with acquisitions that were made during 2008 ($101.2 million). Commissions and fees in 2008 included new business production of $153.2 million, which was offset by renewal decreases and lost business of $200.8 million. The organic decline in commission and fee revenues was (3%) in 2009 and (1%) in 2008 and the organic growth in commission and fee revenue was 2% in 2007. The following net commission and fee revenues related to contingent commissions and acquisitions were excluded in deriving the organic growth percentages: $173.8 million in 2009, $126.5 million in 2008 and $90.5 million in 2007. In addition, in 2009, $5.9 million of commission revenues related to a change in the timing of receipt of supplemental commissions was excluded in deriving the organic growth percentages. Commission revenues increased 9% and fee revenues increased 13% in 2009 compared to 2008. Commission revenues increased 6% and fee revenues increased 5% in 2008 compared to 2007.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for 2009, 2008 and 2007 include the following (in millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$1,276.2	$1,187.8	$1,187.8	$1,114.2
Adjustments to revenues:
Gains realized from books of business sales	(11.6)	(23.8)	(23.8)	(7.1)
Investment income	(4.6)	(13.9)	(13.9)	(23.0)
Retail contingent commissions related to acquisitions	(14.6)	(9.8)	(9.8)	(5.7)
MGA/MGU performance income	(16.4)	(15.5)	(15.5)	(7.6)
Supplemental commission timing	(5.9)	—	—	—
Revenues from acquisitions in the last twelve months	(142.8)	—	(101.2)	—
Revenues related to divestitures in the last twelve months	—	(9.0)	—	(35.8)
Levelized foreign currency translation	—	(7.9)	—	(4.0)

Total revenue adjustments	(195.9)	(79.9)	(164.2)	(83.2)

Organic revenues	$1,080.3	$1,107.9	$1,023.6	$1,031.0

Organic revenue decline	(2.5%)		(0.7%)

Investment income and other primarily represents interest income earned on cash and restricted funds and one-time gains related to sales of small books of business. In fourth quarter 2008, Gallagher moved substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts. The decrease in investment income and other in 2009 compared to 2008 was primarily due to a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles. One-time gains related to sales of small books of business in 2009 were $11.6 million. Investment income and other increased in 2008 compared to 2007 primarily due to an increase in one-time gains related to sales of small books of business, which was partially offset by a decrease in interest income earned on cash and restricted funds due to lower market yield and safer investment vehicles. One-time gains related to sales of small books of business in 2008 were $23.8 million.

The increase in compensation expense in 2009 compared to 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($55.2 million in the aggregate), employee benefits ($18.9 million) and severance related costs ($1.2 million). These increases were partially offset by decreases in temporary help ($2.5 million) and stock-based compensation ($1.5 million). The increase in employee headcount in 2009 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months. The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees, salary increases, increases in incentive compensation linked to Gallagher’s overall operating results ($51.5 million in the aggregate) and an increase in severance costs ($1.8 million). These increases were partially offset by a decrease in expense related to employee benefit cost savings ($4.3 million) and stock-based compensation ($0.6 million). The increase in employee headcount in 2008 primarily relates to the addition of employees associated with the acquisitions that were made in the last twelve months.

During fourth quarter 2009, Gallagher recorded pretax charges in the Brokerage Segment totaling approximately $4.9 million as a result of the completion of a previously announced plan to reduce, and the reorganization of, its middle and back office workforce by approximately 230 positions and from the termination of certain office leases. Future annual pretax cost savings associated with these actions are estimated to be approximately $22.0 million. Anticipated to partially offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $10.0 million to $11.0 million, related to the remaining workforce.

The decrease in operating expenses in 2009 compared to 2008 was due primarily to decreases in professional fees ($11.0 million), sales development expenses ($5.9 million), travel and entertainment ($5.7 million), foreign currency translation ($2.6 million), license and fees ($2.0 million) and bad debt expense ($1.9 million), partially offset by an increase in office expense ($0.6 million). Also partially offsetting the decreases in operating expenses in 2009 were expenses associated with the acquisitions completed in the last twelve months. The increase in operating expenses in 2008 compared to 2007 was due primarily to increases in rent expense ($9.7 million), bad debt expense ($3.0 million), professional fees ($2.8 million), foreign currency translation ($2.4 million), office expense ($2.1 million) and sales development expenses ($1.2 million), partially offset by a decrease in travel and entertainment costs ($4.4 million) and business insurance ($2.1 million). The increase in rent expense in 2008 is primarily due to lease termination and other real estate charges. Also contributing to the increase in operating expenses in 2008 were expenses associated with the acquisitions completed in the last twelve months.

The increases in depreciation expense in 2009 compared to 2008 and in 2008 compared to 2007 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems made during 2009, 2008 and 2007. Also contributing to the increases in 2009, 2008 and 2007 was the depreciation expense associated with the acquisitions completed in 2009, 2008 and 2007.

The increases in amortization in 2009 compared to 2008 and in 2008 compared to 2007 were due primarily to amortization expense of intangible assets associated with acquisitions completed in 2009, 2008 and 2007. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements). Based on the results of impairment reviews in 2008 and 2007, Gallagher wrote-off $2.7 million and $8.8 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the Consolidated Statement of Earnings. No such indicators were noted in 2009.

The change in estimated acquisition earnout payable expense as reported in 2009 compared to 2008 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009. During 2009, Gallagher recognized $4.1 million of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 acquisitions.

The Brokerage Segment’s effective tax rate in 2009, 2008 and 2007 was 38.9%, 39.0% and 39.0%, respectively. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Brokerage Segment for the foreseeable future.

Risk Management

The Risk Management Segment accounted for 26% of Gallagher’s revenue from continuing operations in 2009. It provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	2009	Percent Change	2008	Percent Change	2007
Fees	$451.7	(2%)	$461.1	5%	$439.4
Investment income and other	1.5	(61%)	3.8	(7%)	4.1

Total revenues	453.2	(3%)	464.9	5%	443.5

Compensation	282.3	1%	280.6	10%	255.7
Operating	109.9	(13%)	126.3	13%	112.1
Depreciation	11.7	1%	11.6	4%	11.2
Amortization	0.7	40%	0.5	—	0.5

Total expenses	404.6	(3%)	419.0	10%	379.5

Earnings from continuing operations before income taxes	48.6	6%	45.9	(28%)	64.0
Provision for income taxes	17.9	1%	17.7	(27%)	24.4

Earnings from continuing operations	$30.7	9%	$28.2	(29%)	$39.6

Growth (decline) - revenues	(3%)		5%		11%
Organic growth (decline) in fees	(1%)		5%		11%
Compensation expense ratio	62%		60%		58%
Operating expense ratio	24%		27%		25%
Pretax profit margin	11%		10%		14%
Effective tax rate	37%		39%		38%
Workforce at end of period	3,741		3,901		3,830
Identifiable assets at December 31	$379.8		$341.2		$352.5

The decrease in fees for 2009 compared to 2008 was due primarily to lost business and the impact of decreased claim counts of $42.2 million in 2009, which were partially offset by new business of $32.8 million. Organic fee revenues for 2009 declined 1% compared to 2008. The increase in fees for 2008 compared to 2007 was due primarily to new business production and renewal increases of $37.5 million in 2008, offset by lost business of $15.8 million. Organic fee revenues for 2008 increased 5% compared to 2007.

Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for 2009, 2008 and 2007 include the following (millions):

	2009 Organic Revenue		2008 Organic Revenue
	2009	2008	2008	2007
Total revenues as reported	$453.2	$464.9	$464.9	$443.5
Adjustments to revenues:
Investment income	(1.5)	(3.8)	(3.8)	(4.1)
Levelized foreign currency translation	—	(6.4)	—	(1.7)

Total revenue adjustments	(1.5)	(10.2)	(3.8)	(5.8)

Organic revenues	451.7	454.7	461.1	437.7

Change in performance bonus revenues	—	(0.9)	—	4.8

Adjusted organic revenues	$451.7	$453.8	$461.1	$442.5

Organic revenue growth (decline)	(0.7%)		5.4%

Adjusted organic revenue growth (decline)	(0.5%)		4.2%

Investment income and other primarily represents interest income earned on Gallagher’s cash and cash equivalents. The decreases in investment income in 2009 and 2008 compared to 2007 were due to lower market yield and safer investment vehicles. In fourth quarter 2008, Gallagher moved substantially all of its invested funds from interest bearing to non-interest bearing Federal government guaranteed accounts.

The increase in compensation expense in 2009 compared to 2008 was primarily due to the impact of employee benefit costs ($3.9 million), unfavorable impact of foreign currency translation ($3.7 milion) and severance related costs ($3.1 million), partially offset by decreases in headcount/salaries ($6.2 million) and temporary-help costs ($2.8 million). The increase in compensation expense in 2008 compared to 2007 was primarily due to an increase in the average number of employees and salary increases ($21.9 million in the aggregate), temporary help ($1.5 million), employee benefit costs ($1.3 million) and the unfavorable impact of foreign currency translation ($0.2 million). The increase in employee headcount in 2008 relates to the hiring of additional staff to support claims activity related to anticipated new business.

During fourth quarter 2009, Gallagher recorded pretax charges in the Risk Management Segment totaling approximately $6.9 million as a result of the completion of a previously announced plan to reduce, and the reorganization of, its middle and back office workforce by approximately 170 positions and from the termination of certain office leases. Future annual pretax cost savings associated with these actions are estimated to be approximately $12.0 million. Anticipated to partially offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $2.0 million to $3.0 million, related to the remaining workforce.

The decrease in operating expenses in 2009 compared to 2008 was primarily due to favorable impact of foreign currency translation ($4.5 million) and decreases in office expense ($4.1 million), travel and entertainment costs ($3.6 million), bad debt expense ($2.0 million), sales development expenses ($1.5 million) and rent expense ($1.3 million), partially offset by an increase in business insurance ($1.0 million). The increase in operating expenses in 2008 compared to 2007 was primarily due to the unfavorable impact of foreign currency translation ($5.8 million) and increases in professional fees ($4.0 million), rent expense ($2.4 million), office expense ($1.3 million) and bad debt expense ($1.2 million), partially offset by a decrease in travel and entertainment costs ($1.8 million). The increase in rent expense in 2008 is primarily due to lease termination and other real estate charges ($0.6 million).

Depreciation expense remained relatively unchanged in 2009 compared to 2008 and reflects the impact of disposals and fully depreciated fixed assets, partially offset by the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems. The increase in depreciation expense in 2008 compared to 2007 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense was relatively unchanged in 2009 compared to 2008 and in 2008 compared to 2007. Historically, the Risk Management Segment has made few acquisitions, and no material acquisitions were made by this Segment in 2009, 2008 or 2007.

The Risk Management Segment’s effective tax rate in 2009, 2008 and 2007 was 36.8%, 39.0% and 38.0%, respectively. Gallagher also anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Risk Management Segment for the foreseeable future.

Financial Services and Corporate

The Financial Services and Corporate Segment manages Gallagher’s interests primarily in alternative energy (clean-energy/tax-advantaged) investments and venture capital funds. This Segment also holds all of Gallagher’s corporate debt. Operations of the Financial Services and Corporate Segment are located in Itasca, Illinois. Gallagher has been winding down its legacy financial services activities since 2003, and management exited its positions in the IRC Section 29 Syn/Coal investments in 2008. In 2007, the Financial Services and Corporate Segment also included interest income on invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments at December 31, 2009 and 2008 and a detailed discussion on the nature of the investments held. See Note 8 to the Consolidated Financial Statements for a summary of Gallagher’s debt at December 31, 2009 and 2008.

Financial information relating to Gallagher’s Financial Services and Corporate Segment is as follows (in millions):

	2009	Percent Change	2008	Percent Change	2007
Investment income (loss):
Alternative energy	$0.4	NMF	$3.0	(95%)	$63.0
Real estate and venture capital	0.4	118%	(2.2)	NMF	(0.6)

Total investment income	0.8	—	0.8	(99%)	62.4
Investment gains (losses)	(0.9)	NMF	(8.5)	NMF	3.2

Total revenues	(0.1)	99%	(7.7)	(112%)	65.6

Investment expenses:
Alternative energy	3.3	NMF	(0.9)	(101%)	83.1
Compensation, professional fees and other	11.4	6%	10.8	(9%)	11.9

Total investment expenses	14.7	48%	9.9	(90%)	95.0
Operating - state tax matters	(3.6)	NMF	7.5	NMF	—
Interest	28.5	—	28.6	79%	16.0
Depreciation	0.1	(50%)	0.2	(90%)	2.0

Total expenses	39.7	(14%)	46.2	(59%)	113.0

Loss from continuing operations before income taxes	(39.8)	26%	(53.9)	(14%)	(47.4)
Benefit for income taxes	(18.5)	44%	(32.9)	34%	(50.1)

Earnings (loss) from continuing operations	$(21.3)	NMF	$(21.0)	NMF	$2.7

Identifiable assets at December 31	$533.0		$474.0		$473.3

Investment income from alternative energy investments in 2009 represents the start-up operations of the IRC Section 45-related facilities plus royalty and test burn fee revenue generated by Chem-Mod LLC (Chem-Mod). In 2007, investment income from alternative energy primarily represents income from the IRC Section 29-related Syn/Coal facilities. The substantial decrease in income from these investments in 2008 compared to 2007 was due to the expiration of the law that provided for IRC Section 29-related tax credits as of December 31, 2007 and the subsequent shut down of these operations. The 2008 amount includes adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out of tax credits compared to the phase-out based on the actual factor published by the IRS in April 2008. Each of 2009, 2008 and 2007 included $0.2 million, $0.2 million and $0.5 million of losses respectively, from the Biomass projects that are accounted for using equity method accounting.

Income from real estate and venture capital investments primarily represents Gallagher’s portion of the income and losses of these entities that are accounted for using equity method accounting, and in 2007, interest earnings related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement ($2.4 million), which was entered into on August 3, 2007. The increase in income from these investments in 2009 compared to 2008 is primarily due to a $3.3 million reduction in the equity accounting method loss of Gallagher’s ownership in an investment management company. The reduction in income from these investments in 2008 compared to 2007 is primarily related to Gallagher’s equity portion of the reduction in income related to the largest venture capital fund ($2.2 million) and the interest earnings that did not recur in 2008.

Investment gains (losses) primarily include realized gains and losses that occurred in the respective years related to write-offs, impairments, dispositions and recoveries of clean-energy and venture capital investments.

During 2009, Gallagher recognized a net investment loss of $0.9 million, the main components of which were as follows: a $1.0 million impairment write-down of the equity investment in the investment management company offset by a $0.1 million gain on the sale of a low-income housing project.

During 2008, Gallagher recognized a net investment loss of $8.5 million, the main components of which were as follows: $6.3 million of losses from equity method accounting related to Gallagher’s exercises of its remaining options to acquire an additional indirect ownership of 16.0% from existing owners of Chem-Mod. In addition, during fourth quarter 2008, the investment management company notified Gallagher that it was: canceling its planned IPO; seeking other strategic alternatives; and would likely need to find additional cash resources to fund its operations past mid-2009. As a result, Gallagher took a $5.8 million impairment charge on its equity investment. These losses were offset by the reversal of the $4.4 million reserve for the reclamation of a former coal production site, upon its sale, offset by sales expenses of $0.5 million.

During 2007, Gallagher recognized a net gain of $3.2 million, the main components of which were as follows: $14.5 million gain from an oil price derivative related to a hedge position established for IRC Section 29-related tax credits, a $5.5 million loss as a result of equity method accounting related to the investment made to acquire an additional indirect ownership of 16% from existing owners of Chem-Mod, a $4.4 million loss to establish a reserve for the reclamation of a former coal production site and a $1.8 million impairment loss on a low-income housing bridge loan.

Investment expenses for alternative energy primarily include the operating expenses of the IRC Section 29-related Syn/Coal and IRC Section 45 facilities and in 2007, expenses related to the Headwaters Incorporated royalty expense. The 2009 amounts represent the expenses related to Chem-Mod operations including test burns at coal-fired power plants, operating expenses for the start-up of IRC Section 45 facilities and professional fees related to clean-energy initiatives. The substantial decrease in investment expenses in 2008 compared to 2007 was due to the expiration of the law that provided for IRC Section 29 related tax credits as of December 31, 2007 and the subsequent shut down of these operations in 2008. The 2008 amount primarily represents the adjustments from the 2007 amounts recorded based on the estimated 2007 phase-out of tax credits compared to the phase-out based on the actual factor published by the IRS in April 2008.

The increase in investment expenses in 2009 related to compensation, professional fees and other expenses compared to 2008 was due primarily to increased incentive compensation ($2.0 million) and increased debt related fees ($1.1 million) offset by salary reductions ($0.8 million), reduced professional fees and other expenses ($0.6 million) and a one-time bonus and severance charge in 2008 ($1.0 million). The decrease in investment expenses in 2008 related to compensation, professional fees and other expenses was due primarily to a decrease in incentive compensation ($2.0 million) offset by $1.0 million of one-time bonus and severance charges.

The $3.6 million credit in 2009 related to the prior year state tax matters is a reversal of the remaining provision after the final resolution of the matter. The $7.5 million provision in 2008 was the estimated cost to resolve these prior year state tax matters.

The interest expense was relatively unchanged in 2009 compared to 2008, although there were increased borrowings on Gallagher’s line of credit in 2009 offset by substantially reduced interest borrowing rates in 2009 compared to 2008. The increase in interest expense in 2008 compared to 2007 was primarily due to the $14.8 million increase in interest related to Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007, partially offset by a $1.8 million reduction in interest incurred on borrowings made under Gallagher’s Credit Agreement.

Depreciation expense was relatively unchanged in 2009 compared to 2008. The decrease in depreciation expense in 2008 compared to 2007 was due to the full depreciation in 2007 for the Syn/Coal facility that continued to be consolidated in 2008 ($0.2 million), the sale of an airplane leasing company in first quarter 2007 ($0.2 million) and the deconsolidation of a Syn/Coal facility in May 2007 ($1.4 million).

Gallagher’s annual effective tax rate, on a consolidated basis, was 36.9%, 31.9% and 22.7% for 2009, 2008 and 2007 respectively. The rates for 2009, 2008 and 2007, reflect the impact of the resolution of a number of income tax matters related to prior years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in Gallagher’s tax provision of $3.6 million, $14.9 million and $5.9 million, respectively. The overall effective income tax rate for Gallagher in 2007 also reflects the impact of tax credits generated by investments in limited partnerships that operated alternative energy projects (IRC Section 29). The law that provided for IRC Section 29 tax credits expired on December 31, 2007.

Gallagher is an investor in three clean-energy ventures:

Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technologies, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 18, 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. Prior to August 18, 2008, these ownership interests in Chem-Mod were accounted for using equity method accounting. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to market its technologies in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Gallagher believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under IRC Section 45. Gallagher has made and committed to capital expenditures of $31.4 million as of December 31, 2009, to build eight refined coal facilities that will be used in the operations of utilities. Two utilities have signed definitive agreements to operate six of the eight facilities. In January 2010, Gallagher sold portions of three facilities to a major institutional partner recouping $9.5 million as a down payment, thereby reducing Gallagher’s net investment to $21.9 million. Gallagher is currently seeking other utilities for the operation of the two remaining facilities and additional partners to invest in the facilities. These facilities were placed in service by December 31, 2009 and must meet certain other requirements, in order to qualify for tax credits under IRC Section 45. The IRS issued guidance in December 2009, which further clarified the requirements of IRC Section 45. Gallagher believes the guidance was favorable to the facilities being able to comply with the operating and testing requirements, thereby further validating Gallagher’s belief that these operations will generate anticipated IRC Section 45 tax credits. While Gallagher believes that the refined coal production at these facilities will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

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

Gallagher owns 13.4% of a Biomass company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

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

Cash Flows From Operating Activities

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements. However, to fund acquisitions made during 2008, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement. Management believes that cash flow from operations and borrowings under its Credit Agreement will provide Gallagher with adequate resources to meet its liquidity needs for the foreseeable future.

Cash provided by operating activities was $211.5 million, $160.6 million and $252.3 million for 2009, 2008 and 2007, respectively. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to decreases in incentive compensation payments and income tax payments. The decrease in cash provided by operating activities in 2008 compared to 2007 was primarily due to interest paid on the $400.0 million of notes issued under the Note Purchase Agreement, an increase in incentive compensation payments, an increase in errors and omissions claim payments and a decrease in operating earnings generated from the Brokerage and Risk Management operations. Gallagher’s cash flows from operating activities are primarily derived from its earnings from operations, as adjusted for realized gains and losses and its non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other noncash compensation expenses.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for non-cash items, in the Consolidated Statement of Earnings and cash provided by operating activities in the Consolidated Statement of Cash Flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations may vary substantially from quarter-to-quarter and year-to-year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds, are presented in Gallagher’s Consolidated Balance Sheet as “Restricted Cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2009 or 2010. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During 2009, Gallagher made discretionary contributions of $4.0 million to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize an accrued benefit plan liability for its underfunded defined benefit pension and unfunded retiree medical plans (the Plans). The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2008, the funded status of Gallagher’s Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2008, reflecting an increase in credit costs on high quality corporate debt obligations, and negative asset returns. The change in funded status of the Plans resulted in a reduction in noncurrent assets of $14.8 million and an increase in noncurrent liabilities of $56.1 million, including a related adjustment to tax benefits of $28.7 million and a reduction of Gallagher’s stockholders’ equity of $42.2 million in 2008. In 2009, the funded status of Gallagher’s Plans significantly improved primarily due to favorable asset returns. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $30.5 million, including a related adjustment to tax benefits of $12.4 million and an increase of Gallagher’s stockholders’ equity of $18.1 million in 2009. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2009 or 2008, changes in the pension regulatory environment and investment losses in its pension plan have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Financing Activities

At December 31, 2009, Gallagher had $550.0 million of corporate related borrowings outstanding under two Note Purchase Agreements entered into in 2009 and 2007 and a cash and cash equivalent balance of $205.9 million. Gallagher also has a $450.0 million Credit Agreement it uses from time-to-time to borrow funds to supplement operating cash flows. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at December 31, 2009. Due to outstanding letters of credit, $436.0 million remained available for potential borrowings under the Credit Agreement at December 31, 2009.

In third quarter 2007 and fourth quarter 2009, Gallagher entered into separate Note Purchase Agreements, with certain accredited institutional investors, pursuant to which Gallagher issued and sold to the investors $400.0 million and $150.0 million in aggregate debt, respectively. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Note Purchase Agreements. During 2009, Gallagher borrowed and repaid $154.0 million and $286.0 million, respectively, under the Credit Agreement. Principal uses of the 2009 borrowings under the Credit Agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes. During 2008, Gallagher borrowed and repaid $232.0 million and $100.0 million, respectively, under the Credit Agreement. Principal uses of the 2008 borrowings under the Credit Agreement were to fund acquisitions completed in 2008 and earnout payments related to acquisitions completed prior to 2008. During 2007, Gallagher borrowed and repaid $283.9 million under the Credit Agreement. Principal uses of the borrowings under the Credit Agreement in 2007 were to fund acquisitions and earnout payments related to acquisitions completed prior to 2007 and to fund stock repurchases. Borrowings outstanding under the Credit Agreement in 2007 were fully repaid in third quarter 2007 using proceeds from the Note Purchase Agreement. The remaining net proceeds from the Note Purchase Agreement were principally used for acquisitions and stock repurchases. The Note Purchase Agreements and the Credit Agreement contain various covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at December 31, 2009.

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

Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability or willingness of the lenders under its revolving credit facility to honor their commitment to extend credit, the U.S. and global credit crisis could adversely affect its ability to borrow on its revolving credit facility in the future. The Credit Agreement expires on October 4, 2010. Gallagher believes that it will not encounter any significant issues with the ability or willingness of the lenders to renew the credit facility.

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

For a further discussion of risks associated with Gallagher’s financing activity, see Item 1A, “Risk Factors.”

Dividends - Gallagher’s dividend policy is determined by the Board of Directors. Dividends are declared on a quarterly basis by the Board of Directors after consideration of Gallagher’s available cash from earnings, its anticipated cash needs and current conditions in the economy and financial markets.

In 2009, Gallagher declared $130.4 million in cash dividends on its common stock, or $1.28 per common share. On January 15, 2010, Gallagher paid a fourth quarter dividend of $.32 per common share to shareholders of record at December 31, 2009. On January 28, 2010, Gallagher announced a quarterly dividend for first quarter of 2010 of $.32 per common share. If the dividend is maintained at $.32 per common share throughout 2010, this dividend level would result in an annualized net cash used by financing activities in 2010 of approximately $131.2 million (based on the outstanding shares as of December 31, 2009), or an increase in cash used of approximately $1.0 million.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase any shares in 2009 or 2008 and repurchased 9.2 million shares at a cost of $260.8 million 2007. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, at December 31, 2009, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for 2009, 2008 and 2007 include 45,000 shares (at a cost of $1.0 million), 55,000 shares (at a cost of $1.3 million) and 37,000 shares (at a cost of $1.0 million), respectively, that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with restricted stock distributions in each of those years. Under these circumstances, Gallagher withholds the proceeds from the repurchases and remits them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans were $8.3 million in 2009, $22.6 million in 2008, and $22.2 million in 2007. Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of December 31, 2009, 580,000 shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Prior to January 1, 2009, eligible employees were allowed to purchase its common stock at 85% of its market value. For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher no longer recognize any compensation expense related to the common stock issued under the ESPP. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $23.5 million, $32.0 million and $40.7 million for 2009, 2008 and 2007, respectively. In 2010, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The decrease in net capital expenditures in 2009 from 2008 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2008.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $44.6 million, $274.2 million and $215.0 million in 2009, 2008 and 2007, respectively. The increased use of cash for acquisitions in 2008 and 2007 was due to the increase in the number of acquisitions made in each respective year. Gallagher completed fifteen, thirty-seven and twenty-one acquisitions in 2009, 2008 and 2007, respectively.

During 2009, Gallagher issued 1.4 million shares of its common stock, paid $6.0 million in cash and accrued $11.9 million in current liabilities related to earnout obligations of twenty-five acquisitions made prior to 2009 and recorded additional goodwill of $41.9 million. During 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During 2008, Gallagher issued 18,000 shares of its common stock, paid $20.1 million in cash and accrued $5.2 million in current liabilities related to earnout obligations of thirteen acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million. During 2007, Gallagher issued 322,000 shares of its common stock, paid $21.7 million in cash and accrued $1.7 million in current liabilities related to earnout obligations of fourteen acquisitions made prior to 2007 and recorded additional goodwill of $26.4 million.

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

For a further discussion of risks associated with Gallagher’s acquisition activity, see Item 1A, “Risk Factors.”

Dispositions - During 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received initial proceeds of $33.1 million and potential additional proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates of the respective agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the respective agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of its U.S. reinsurance brokerage business. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

During 2009, 2008 and 2007, Gallagher sold several small books of business and recognized one-time gains of $11.6 million, $23.8 million and $7.1 million, respectively, which approximated the cash proceeds received related to these transactions.

Outlook - Gallagher believes it has sufficient capital to meet its short- and long-term cash flow needs. Except for 2008 and 2005, Gallagher’s earnings from continuing operations before income taxes have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from existing operations and growth through acquisitions. Additionally, Gallagher anticipates that it will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and its common stock to fund acquisitions. In addition, Gallagher may from time-to-time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt markets, equity markets, or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 8 and 17 to the Consolidated Financial Statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its Note Purchase Agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Note Purchase Agreements	$—	$—	$—	$—	$—	$550.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	—	—	550.0	550.0
Operating lease obligations	65.3	56.7	45.6	29.8	16.9	37.1	251.4
Less sublease arrangements	(3.7)	(3.5)	(3.1)	(1.9)	(1.2)	(0.4)	(13.8)
Outstanding purchase obligations	5.2	2.5	0.7	—	—	—	8.4

Total contractual obligations	$66.8	$55.7	$43.2	$27.9	$15.7	$586.7	$796.0

The amounts presented in the table above may not necessarily reflect Gallagher’s actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with Gallagher’s unrecognized tax benefits at December 31, 2009, Gallagher is unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $45.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 18 to the Consolidated Financial Statements for a discussion on income taxes.

Note Purchase Agreements - On August 3, 2007, Gallagher entered into a note purchase agreement, as amended and restated on December 31, 2007, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement.

On November 30, 2009, Gallagher entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $150.0 million in aggregate principal amount of Gallagher’s 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement.

See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At December 31, 2009, $14.0 million of LOCs (for which Gallagher has $8.0 million of liabilities recorded at December 31, 2009) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at December 31, 2009. Accordingly, at December 31, 2009, $436.0 million remained available for potential borrowings, of which $111.0 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher has outstanding at December 31, 2009. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2009 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2010	2011	2012	2013	2014	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$14.0	$14.0
Funding commitments	1.7	—	—	0.1	—	0.7	2.5

Total commitments	$1.7	$—	$—	$0.1	$—	$14.7	$16.5

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

Since January 1, 2002, Gallagher acquired 137 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2009 acquisitions are disclosed in Note 4 to the Consolidated Financial Statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2009 was $239.4 million and related to acquisitions made by Gallagher in the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. Substantially all of these investments are accounted for using the equity method based on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at December 31, 2009 and 2008 that was recourse to Gallagher.

At December 31, 2009, Gallagher had posted two LOCs totaling $8.3 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $8.0 million. Gallagher has an equity investment in a rent-a-captive facility, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At December 31, 2009, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at December 31, 2009 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at December 31, 2009 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at December 31, 2009.

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

At December 31, 2009, Gallagher had $550.0 million of borrowings outstanding under its Note Purchase Agreements. The aggregate fair value of these borrowings at December 31, 2009 was $566.0 million due to their long-term duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, and therefore the market quotes are deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at December 31, 2009 and the resulting fair values would be $32.6 million higher than their carrying value.

At December 31, 2009, Gallagher had no borrowings outstanding under its Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at December 31, 2009 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Australian and Canadian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2009 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $1.6 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2009 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $2.9 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has rarely entered into derivatives or other similar financial instruments for hedging, trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for 2009, 2008 and 2007.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Commissions	$1,003.7	$922.5	$867.3
Fees	708.0	688.7	656.2
Investment income and other - Brokerage and Risk Management	17.7	41.5	34.2
Investment income and other - Financial Services and Corporate	0.8	0.8	62.4
Investment gains (losses)	(0.9)	(8.5)	3.2

Total revenues	1,729.3	1,645.0	1,623.3

Compensation	1,061.0	988.0	911.6
Operating	324.3	381.2	342.0
Investment expenses	14.7	9.9	95.0
Interest	28.5	28.6	16.0
Depreciation	30.6	30.0	29.3
Amortization	55.0	43.7	29.3
Change in estimated acquisition earnout payables	4.1	—	—

Total expenses	1,518.2	1,481.4	1,423.2

Earnings from continuing operations before income taxes	211.1	163.6	200.1
Provision for income taxes	78.0	52.2	45.5

Earnings from continuing operations	133.1	111.4	154.6

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(3.8)	(45.5)	(18.3)
Gain (loss) on disposal of operations	(3.7)	12.2	—
Provision (benefit) for income taxes	(3.0)	0.8	(2.5)

Earnings (loss) from discontinued operations	(4.5)	(34.1)	(15.8)

Net earnings	$128.6	$77.3	$138.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.32	$1.19	$1.61
Earnings (loss) from discontinued operations	(0.04)	(0.36)	(0.16)

Net earnings	$1.28	$0.83	$1.45

Diluted net earnings (loss) per share:
Earnings from continuing operations	$1.32	$1.18	$1.59
Earnings (loss) from discontinued operations	(0.04)	(0.36)	(0.16)

Net earnings	$1.28	$0.82	$1.43

Dividends declared per common share	$1.28	$1.28	$1.24

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2009	2008
Cash and cash equivalents	$205.9	$194.4
Restricted cash	522.6	551.0
Investments - current	0.1	0.2
Premiums and fees receivable	693.7	826.5
Other current assets	117.7	129.9

Total current assets	1,540.0	1,702.0
Investments - noncurrent	45.6	17.9
Fixed assets - net	80.7	88.8
Deferred income taxes	271.1	300.9
Other noncurrent assets	132.2	104.1
Goodwill - net	742.3	596.4
Amortizable intangible assets - net	438.4	461.2

Total assets	$3,250.3	$3,271.3

Premiums payable to insurance and reinsurance companies	$1,166.5	$1,365.3
Accrued compensation and other accrued liabilities	214.7	260.1
Unearned fees	41.5	46.2
Other current liabilities	51.7	55.0
Corporate related borrowings - current	—	132.0

Total current liabilities	1,474.4	1,858.6
Corporate related borrowings - noncurrent	550.0	400.0
Other noncurrent liabilities	333.0	274.2

Total liabilities	2,357.4	2,532.8

Stockholders’ equity:
Common stock - issued and outstanding 102.5 shares in 2009 and 96.4 shares in 2008	102.5	96.4
Capital in excess of par value	349.1	230.4
Retained earnings	450.3	452.0
Accumulated other comprehensive loss	(9.0)	(40.3)

Total stockholders’ equity	892.9	738.5

Total liabilities and stockholders’ equity	$3,250.3	$3,271.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Earnings from continuing operations	$133.1	$111.4	$154.6
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net loss (gain) on investments	0.9	8.5	(3.2)
Depreciation and amortization	85.6	73.7	58.6
Change in estimated acquisition earnout payables	4.1	—	—
Amortization of deferred compensation and restricted stock	6.2	6.9	6.7
Stock-based and other noncash compensation expense	9.9	11.4	12.3
Net change in restricted cash	14.6	48.9	32.0
Net change in premiums receivable	39.0	58.9	144.4
Net change in premiums payable	(83.9)	(102.3)	(152.2)
Net change in other current assets	(1.2)	(9.5)	36.8
Net change in accrued compensation and other accrued liabilities	(46.5)	(31.0)	(38.9)
Net change in fees receivable/unearned fees	(17.4)	13.6	(1.1)
Net change in income taxes payable	0.7	(10.2)	(4.6)
Net change in deferred income taxes	45.0	18.4	(4.2)
Net change in other noncurrent assets and liabilities	18.7	(10.1)	13.9

Net cash provided by operating activities of continuing operations	208.8	188.6	255.1
Earnings (loss) from discontinued operations	(4.5)	(34.1)	(15.8)
Depreciation and amortization from discontinued operations	—	13.7	13.0
Other non-cash items related to discontinued operations	3.5	4.6	—
Net loss (gain) on disposal of discontinued operations	3.7	(12.2)	—

Net cash provided by operating activities	211.5	160.6	252.3

Cash flows from investing activities:
Net additions to fixed assets	(23.5)	(32.0)	(40.7)
Cash paid for acquisitions, net of cash acquired	(44.6)	(274.2)	(215.0)
Proceeds from sales of discontinued operations	0.9	33.1	—
Net (funding) proceeds of investment transactions	(27.4)	11.0	9.8

Net cash used by investing activities	(94.6)	(262.1)	(245.9)

Cash flows from financing activities:
Proceeds from issuance of common stock	8.3	22.6	22.2
Tax impact from issuance of common stock	(2.8)	5.2	3.4
Repurchases of common stock	(1.0)	(1.3)	(261.8)
Dividends paid	(127.9)	(118.5)	(118.8)
Borrowings on line of credit facilities	154.0	232.0	283.9
Repayments on line of credit facilities	(286.0)	(100.0)	(283.9)
Borrowings of corporate related long-term debt	150.0	—	400.0
Repayments of investment related long-term debt	—	—	(3.5)

Net cash provided (used) by financing activities	(105.4)	40.0	41.5

Net increase (decrease) in cash and cash equivalents	11.5	(61.5)	47.9
Cash and cash equivalents at beginning of year	194.4	255.9	208.0

Cash and cash equivalents at end of year	$205.9	$194.4	$255.9

Supplemental disclosures of cash flow information:
Interest paid	$27.9	$28.6	$5.2
Income taxes paid	27.7	40.1	47.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Earnings
	Shares	Amount	Par Value	Earnings	(Loss)	Total
Balance at December 31, 2006	98.4	$98.4	$285.7	$475.0	$5.0	$864.1
Net earnings	—	—	—	138.8	—	138.8
Net change in pension asset/liability, net of taxes of $0.9 million	—	—	—	—	(1.3)	(1.3)
Foreign currency translation, net of taxes of $1.9 million	—	—	—	—	3.7	3.7

Comprehensive earnings						141.2
Compensation expense related to stock option plan grants	—	—	12.3	—	—	12.3
Tax benefit from issuance of common stock	—	—	3.4	—	—	3.4
Common stock issued in:
Seventeen purchase transactions	1.6	1.6	43.7	—	—	45.3
Stock option plans	0.7	0.7	12.2	—	—	12.9
Employee stock purchase plan	0.4	0.4	8.9	—	—	9.3
Deferred compensation/restricted stock	0.1	0.1	6.6	—	—	6.7
Common stock repurchases	(9.2)	(9.2)	(252.6)	—	—	(261.8)
Cash dividends declared on common stock	—	—	—	(117.9)	—	(117.9)

Balance at December 31, 2007	92.0	92.0	120.2	495.9	7.4	715.5
Net earnings	—	—	—	77.3	—	77.3
Net change in pension asset/liability, net of taxes of $28.7 million	—	—	—	—	(42.2)	(42.2)
Foreign currency translation, net of taxes of $2.8 million	—	—	—	—	(5.5)	(5.5)

Comprehensive earnings						29.6
Compensation expense related to stock option plan grants	—	—	11.2	—	—	11.2
Tax benefit from issuance of common stock	—	—	5.2	—	—	5.2
Common stock issued in:
Twenty purchase transactions	2.8	2.8	67.2	—	—	70.0
Stock option plans	1.1	1.1	12.9	—	—	14.0
Employee stock purchase plan	0.4	0.4	8.2	—	—	8.6
Deferred compensation/restricted stock	0.1	0.1	6.8	—	—	6.9
Common stock repurchases	—	—	(1.3)	—	—	(1.3)
Cash dividends declared on common stock	—	—	—	(121.2)	—	(121.2)

Balance at December 31, 2008	96.4	96.4	230.4	452.0	(40.3)	738.5
Net earnings	—	—	—	128.6	—	128.6
Net change in pension asset/liability, net of taxes of $12.4 million	—	—	—	—	18.1	18.1
Foreign currency translation, net of taxes of $6.7 million	—	—	—	—	13.2	13.2

Comprehensive earnings						159.9
Compensation expense related to stock option plan grants	—	—	8.3	—	—	8.3
Tax expense from issuance of common stock	—	—	(2.8)	—	—	(2.8)
Common stock issued in:
Twenty-six purchase transactions	5.6	5.6	98.9	—	—	104.5
Stock option plans	0.2	0.2	1.7	—	—	1.9
Employee stock purchase plan	0.4	0.4	6.0	—	—	6.4
Deferred compensation/restricted stock	—	—	6.2	—	—	6.2
Other compensation expense	—	—	1.3	—	—	1.3
Common stock repurchases	(0.1)	(0.1)	(0.9)	—	—	(1.0)
Cash dividends declared on common stock	—	—	—	(130.3)	—	(130.3)

Balance at December 31, 2009	102.5	$102.5	$349.1	$450.3	$(9.0)	$892.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2009

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash, fiduciary funds, alternative energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Gallagher and all of its majority owned subsidiaries (50% or greater ownership). Substantially all of Gallagher’s investments in partially owned entities in which Gallagher’s ownership is less than 50% are accounted for using the equity method based on the legal form of Gallagher’s ownership interest and the applicable ownership percentage of the entity. However, in situations where a less than 50% owned investment has been determined to be a variable interest entity (VIE) and Gallagher is deemed to be the primary beneficiary (as defined by consolidation accounting standards), Gallagher will consolidate the investment into its consolidated financial statements. For partially owned entities accounted for using the equity method, Gallagher’s share of the net earnings of these entities is included in consolidated net earnings. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

In the preparation of Gallagher’s consolidated financial statements as of December 31, 2009, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through February 5, 2010, the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

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

Commission revenues are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions, supplemental commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts have been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by Gallagher from the insurance carriers. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance based on historical performance criteria. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of small premium P/C transactions and a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $4.6 million and $5.5 million at December 31, 2009 and 2008, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $4.2 million and $7.3 million at December 31, 2009 and 2008, respectively. The allowance for estimated policy cancellations is established through a charge to revenues, while the allowance for doubtful accounts is established through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews the adequacy of these allowances and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

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

Claims Handling Obligations - Based on legal interpretations and accounting guidance issued by the Institute of Chartered Accountants in the U.K., Gallagher believes that under certain circumstances, it is obligated to provide future claims handling and certain administrative services for its former global risks brokerage clients in the U.K. and former reinsurance brokerage clients in both the U.S. and the U.K. This guidance is specifically directed to insurance brokers engaged in the industry practice of providing clients future claims handling and administrative services. Accordingly, a liability of $9.5 million and $17.4 million was accrued at December 31, 2009 and 2008, respectively, in the accompanying consolidated balance sheet based on the estimated costs to provide these future services to former clients. This liability is based on estimates and assumptions using historical data to project future experience. Gallagher periodically reviews (at least annually) the adequacy of this liability and will make adjustments as necessary. The use of different estimates or assumptions could produce different results. The portion of the claims handling obligation liability that relates to reinsurance brokerage business has been included in discontinued operations. The decrease in the liability in 2009 is due to the sale of all of the remaining run-off obligations of Gallagher’s U.S. reinsurance brokerage operations in January 2009. See Note 5 to the consolidated financial statements for additional information on discontinued operations.

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

Cash and Cash Equivalents - Short-term investments, consisting principally of cash and money market accounts that have average maturities of ninety days or less, are considered cash equivalents.

Restricted Cash - In its capacity as an insurance broker, Gallagher collects premiums from insureds and, after deducting its commissions and/or fees, remits these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by Gallagher and are restricted as to use by laws in certain states and foreign jurisdictions in which Gallagher’s subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, Gallagher invests these funds in cash and U.S. Treasury fund accounts. Gallagher can earn interest income on these unremitted funds, which is included in Investment Income and Other - Brokerage and Risk Management in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance carriers. Additionally, several of Gallagher’s foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. Gallagher was in compliance with these requirements at December 31, 2009.

Related to its third party administration business, Gallagher is responsible for client claim funds that it holds in a fiduciary capacity. Gallagher does not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability, in the accompanying consolidated balance sheet.

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

Premium Financing - Two Brokerage Segment subsidiaries of Gallagher make short-term loans (generally with terms of twelve months or less) to its clients to finance premiums. These premium financing contracts are structured to result in minimal potential bad debt expense to Gallagher. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. Interest income is recognized as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.5 million and $2.9 million at December 31, 2009 and 2008, respectively.

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

Useful Life
Computer equipment	Three to five years
Furniture and fixtures	Three to ten years
Office equipment	Three to ten years
Software	Three to five years
Leasehold improvements	Shorter of the lease term or useful life of the asset

Intangible Assets - Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. Gallagher classifies its intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations Gallagher receives from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2008 and 2007, Gallagher wrote-off $2.7 million and $8.8 million, respectively, of amortizable intangible assets related to the Brokerage Segment acquisitions. The 2007 intangible asset write-off was reported in discontinued operations in the accompanying consolidated statement of earnings. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

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

Fair Value of Financial Instruments - Fair value accounting establishes a framework for measuring fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). This framework includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The classification of a financial instrument within the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of the hierarchy in order of priority of inputs to the valuation technique are defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical financial instruments;

•

Level 2 - Valuations are based on quoted market prices, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument; and

•

Level 3 - Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based the lowest level input that is significant to the fair value measure in its entirety.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2009 and 2008, approximate fair value because of the short maturity of these instruments. See Note 8 to the consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2009 and 2008 under Gallagher’s debt agreements. See Note 15 to the consolidated financial statements for the fair values related to investments at December 31, 2009 and 2008 under Gallagher’s defined benefit pension plan.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings incident to the nature of its business. Gallagher records liabilities for material loss contingencies, including legal costs (such as fees and expenses of external lawyers and other service providers) to be incurred, when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. Such contingent liabilities are not discounted. To the extent such losses and legal costs are probable of recovery under Gallagher’s insurance programs, estimated recoveries are recorded concurrently with the losses recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess its potential liability, Gallagher analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of different factors, including new developments in, or changes in approach, such as changing the settlement strategy as applicable to each matter.

Stock-Based Compensation - Gallagher uses the modified-prospective method to account for share-based payments made to employees pursuant to the accounting guidance related to share-based payments. Under the modified-prospective method, compensation cost is recognized based on this guidance for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. Gallagher uses the alternative transition method of the accounting guidance related to share-based payments to determine the accounting of the income tax effects of payments made related to stock-based compensation.

The accounting guidance issued in 2006 related to share-based payments requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, for 2007 and future stock option grants, Gallagher’s accounting policy is to recognize compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. However, stock options granted after May 15, 2007 no longer contain an accelerated vesting upon retirement provision.

Defined Benefit Pension and Other Postretirement Plans - Gallagher recognizes in its consolidated balance sheet, an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. Gallagher utilizes December 31 as the measurement date for its plans’ assets and benefit obligations. See Notes 15 and 16 to the consolidated financial statements for additional information required to be disclosed related to Gallagher’s defined benefit postretirement plans.

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

These amendments are applicable to all enterprises and to all entities with which those enterprises are involved, regardless of when that involvement arose. Therefore, upon adoption of these amendments, all enterprises must reconsider their consolidation conclusions for all entities with which they are involved. These amendments, among other things:

•	Amend certain guidance for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs;

•	Require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE;

•

Amend existing considerations of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances;

•	Require continuous assessments of whether an enterprise is the primary beneficiary of a VIE;

•	Require enhanced disclosures about an enterprise’s involvement with a VIE;

These amendments are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Adoption is prospective and early adoption is not permitted. Thus, these amendments are effective for Gallagher beginning on January 1, 2010. The adoption of these amendments will not have a significant impact on Gallagher’s consolidated financial statements and notes thereto.

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

The revised guidance was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, Gallagher adopted the revised guidance on a prospective basis to account for its acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in the estimated earnout obligations will be recorded in the consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s consolidated statement of earnings. See Note 4 to the consolidated financial statements for additional discussion on Gallagher’s 2009 acquisitions.

Historically, Gallagher has not incurred a material amount of external transaction costs related to its acquisitions. However, when it has incurred such costs, Gallagher has capitalized these costs as part of its purchase accounting. Effective January 1, 2009, Gallagher expenses all external transaction costs related to its acquisitions as incurred.

3.	Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	December 31, 2009			December 31, 2008
Investments	Current	Noncurrent	Funding Commitments	Current	Noncurrent
Alternative energy:
Equity interest in biomass projects and pipeline	$—	$8.5	$—	$—	$8.8
Clean energy related ventures	0.1	29.7	1.7	—	1.3
Real estate and venture capital	—	7.4	0.8	0.2	7.8

Total investments	$0.1	$45.6	$2.5	$0.2	$17.9

Alternative Energy

Historically, Gallagher invested in limited partnerships or limited liability companies formed to develop alternative energy, some of which qualified for tax credits under Internal Revenue Code (IRC) Section 29. These consisted of (i) waste-to-energy (Biomass) partnerships which own the rights to gas emissions (Biogas) from landfills and the wells and infrastructure necessary to capture the Biogas and (ii) synthetic coal (Syn/Coal) partnerships which owned and leased equipment that processed qualified fuel under IRC Section 29. Prior to December 31, 2007, these limited partnerships or limited liability companies generated tax benefits to Gallagher in the form of both tax deductions for operating losses and tax credits. The law that provided for the IRC Section 29-related tax credits expired on December 31, 2007. Effective December 31, 2007, all of the IRC section 29-related Syn/Coal facilities were idled and the production of synthetic coal was stopped. Gallagher liquidated these partnerships in 2008.

One of the Biomass projects has been determined to be a VIE, but is not required to be consolidated. Gallagher is a limited partner in this investment. This investment was entered into by Gallagher in 1998. At December 31, 2009, total assets and total debt of this investment were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at December 31, 2009, which equaled the net aggregate carrying value of this investment.

In connection with the prior sales of certain interests in IRC Section 29-related Biomass and Syn/Coal partnerships, Gallagher provided indemnifications to the buyers for taxes that may arise as a result of incorrect representations. Gallagher obtained legal, tax, and other expert services and advice when making these representations, and also obtained private letter rulings from the Internal Revenue Service (IRS) for the Syn/Coal partnerships. At December 31, 2009, the maximum potential amount of future payments that Gallagher could be required to make under the indemnifications for the Biomass partnerships totaled approximately $16.8 million, net of the applicable income tax benefit. Gallagher also has a maximum after-tax indemnification exposure of $193.7 million at December 31, 2009 to the purchasers of certain Syn/Coal facilities, if it were to be found that Gallagher had misrepresented IRC Section 29 facts or had breached its representations or warranties provided in the respective sale agreements. In addition, with respect to the Syn/Coal partnerships, Gallagher also had exposure at December 31, 2009 on $155.3 million of tax credits earned through December 31, 2007. Gallagher had insurance policies related to coverage for the loss of some portion of the tax credits, which expired on December 31, 2009. Gallagher has not recorded any liability in its December 31, 2009 consolidated balance sheet for these potential indemnifications. See IRC Section 29-related Syn/Coal Matters below for a discussion of the potential exposures related to Syn/Coal at December 31, 2009.

IRC Section 29-related Syn/Coal Matters - Any future tax audits of the IRC Section 29-related Syn/Coal partnerships in which Gallagher has an ownership interest, or future administrative or judicial decisions, could adversely affect Gallagher’s ability to claim IRC Section 29-related Syn/Coal tax credits on Gallagher’s tax returns, or cause Gallagher to be subject to liability under the indemnification obligations related to prior sales of interests in partnerships claiming IRC Section 29-related Syn/Coal tax credits. In 2009, the IRS began routine examinations of two of the IRC Section 29-related Syn/Coal partnerships in which Gallagher had an interest. Both examinations were closed without any changes being proposed by the IRS. Two similar examinations by the IRS of another partnership, in which Gallagher had an interest, were closed in 2004 and 2007 without any changes being proposed.

Equity Interest in Biomass Projects and Pipeline

Gallagher owns 13.4% of a Biomass company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas.

Clean-Energy Related Ventures

Chem-Mod LLC (Chem-Mod), a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of a new proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Although Chem-Mod is in the early stages of commercializing the technologies, the principal potential market for The Chem-Mod™ Solution is coal-fired power plants owned by utility companies. Effective August 18, 2008, Gallagher has a 42% direct and indirect ownership interest in Chem-Mod. In addition, Gallagher, through a wholly-owned subsidiary, owns a 20% direct equity interest in Chem-Mod International LLC, the exclusive licensee of The Chem-Mod™ Solution on a global basis, excluding the U.S. and Canada. Chem-Mod continues to market its technology in an effort to secure more commercial licenses. While Gallagher currently believes that its Chem-Mod interests may prove to have substantial value, there can be no assurance given as to timing or amount, if any, with respect to any realization on this investment.

Gallagher believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under IRC Section 45. Gallagher has made and committed to capital expenditures of $31.4 million as of December 31, 2009, to build eight refined coal facilities that will be used in the operations of utilities. Two utilities have signed definitive agreements to operate six of the eight facilities. In January 2010, Gallagher sold portions of three facilities to a major institutional partner recouping $9.5 million as a down payment, thereby reducing Gallagher’s net investment to $21.9 million. Gallagher is currently seeking other utilities for the operation of the two remaining facilities and additional partners to invest in the facilities. These facilities were placed in service by December 31, 2009 and must meet certain other requirements, in order to qualify for tax credits under IRC Section 45. The IRS issued guidance in December 2009, which further clarified the requirements of IRC Section 45. Gallagher believes the guidance was favorable to the facilities being able to comply with the operating and testing requirements, thereby further validating Gallagher’s belief that these operations will generate anticipated IRC Section 45 tax credits. While Gallagher believes that the refined coal production at these facilities will qualify for tax credits, there can be no assurance that Gallagher will be able to meet the requirements of IRC Section 45 or that Gallagher’s investments will produce value.

Chem-Mod has been determined to be a VIE. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements beginning in third quarter 2008. Prior to third quarter 2008, this investment was accounted for using equity method accounting. At December 31, 2009, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.5 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

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

Real Estate and Venture Capital

At December 31, 2009 Gallagher had ownership interests in twelve completed and certified low-income housing developments with zero carrying value. Gallagher also had investments in four venture capital funds and a 20% interest in an investment management company, with an aggregate net carrying value of $7.3 million, the largest of which was $4.8 million. In addition, Gallagher has ownership interests in two real estate entities that have previously been written-off. Fourteen of the nineteen investments discussed above have been determined to be VIEs, but are not required to be consolidated. These were originally invested in between 1997 and 2006. At December 31, 2009, total assets and total debt of these fourteen investments were approximately $63.0 million and $19.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at December 31, 2009, which equaled the net aggregate carrying value of these investments.

Significant components of investment income and investment gains (losses) were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Investment income and other - Brokerage and Risk Management	$17.7	$41.5	$34.2

Investment income and other - Financial Services and Corporate:
IRC Section 29-related Syn/Coal facilities:
Unconsolidated facilities
Installment gains	—	4.1	7.8
Other income (loss)	—	(1.1)	3.1
Consolidated facilities
Operating revenue	—	—	52.2
Oil hedge gain	—	—	14.5
IRC Section 45-related facilities	0.5	—	—
Other alternative energy investments:
Realized losses	—	(6.3)	(5.7)
Other income (loss)	(0.1)	0.1	(0.1)
Real estate and venture capital investments:
Gain (loss) from equity ownership	0.4	(2.5)	(3.6)
Interest, dividends and other income (loss)	—	0.2	3.0
Reserve for reclamation of a former coal production site	—	3.9	(4.4)
Net loss on sale, write-off, dispositions, recoveries and impairment	(0.9)	(6.1)	(1.2)

Total investment income (loss) - Financial Services and Corporate	(0.1)	(7.7)	65.6

Total investment income	$17.6	$33.8	$99.8

Investment income and other - Brokerage and Risk Management primarily represents interest income earned on Gallagher’s cash and cash equivalents, and one-time gains related to sales of small books of business of $11.6 million, $23.8 million and $7.1 million in 2009, 2008 and 2007, respectively.

Investment income from IRC Section 29-related Syn/Coal facilities consisted of two pieces: income from unconsolidated facilities and income from consolidated facilities. Income from the unconsolidated facilities related to the installment sale gains from the sales of Gallagher’s interests in limited partnerships that operated IRC Section 29-related Syn/Coal facilities. Other income includes consulting fees related to the operations of the IRC Section 29-related Syn/Coal facility that was deconsolidated on May 17, 2007. Income from the consolidated facilities related to Gallagher’s 98% (12% as of May 17, 2007) and 99% equity interests in two IRC Section 29-related Syn/Coal production facilities that were held by Gallagher to generate IRC Section 29-related Syn/Coal Credits. Total expenses related to the consolidated facilities, including interest and depreciation expenses, relating to this income were zero, ($0.8) million and $79.9 million in 2009, 2008 and 2007, respectively. IRC Section 29-related Syn/Coal Credits expired as of December 31, 2007.

Gallagher recognized a pretax gain in 2007 of $14.5 million related to oil price derivative investments.

Investment income from IRC Section 45-related facilities relates to the start-up operations of the IRC Section 45-related facilities plus royalty and test burn fee revenue generated by Chem-Mod.

Investment income (loss) from other alternative energy investments primarily relates to Gallagher recognizing a $6.3 million loss in 2008 and a $5.5 million loss in 2007 from the equity method accounting related to the investments made to acquire additional indirect ownership interests from existing owners of Chem-Mod.

Income from real estate and venture capital investments primarily represents Gallagher’s portion of the earnings (losses) of these entities that are accounted for using equity method accounting. Interest, dividends and other includes interest earnings of $2.4 million in 2007, related to the invested proceeds from Gallagher’s $400.0 million Note Purchase Agreement, which was entered into on August 3, 2007. The reserve for reclamation of a former coal production site was established in fourth quarter 2007 based on an impairment review. The property was sold in 2008 and the reserve was reversed net of $0.5 million of sales expense. Net loss on sale, write-off, dispositions, recoveries and impairments primarily include a $1.0 million impairment write-down in 2009 related to the investment management company, a $5.8 million impairment write-down in 2008 related to the investment management company and a $1.8 million loss for the write-off of a low-income housing bridge loan investment in 2007.

4.	Business Combinations

During 2009, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for its common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
PartnerSource, Inc. (PSI)
January 1, 2009	468		$7.6	$—	$—	$0.6	3.8	$12.0	$7.0
Fidelity Benefits and Insurance Services, LLLP
February 10, 2009	23		0.4	0.6	—	0.1	0.3	1.4	1.1
Policy renewal rights from Liberty Mutual Insurance Company and Wausau Signature Agency, LLC (LMW)
February 27, 2009	1,581		25.1	20.3	—	—	46.7	92.1	120.0
Sellers Group LLC (SGP)
May 1, 2009	95		1.9	0.8	—	0.1	1.3	4.1	3.2
Nourse Insurance Brokers, Inc. (NIB)
May 1, 2009	317		6.5	1.4	—	0.9	—	8.8	—
Walker Taylor Agency (WTA)
June 1, 2009	155		2.9	1.1	—	0.4	0.4	4.8	1.9
Two offices of Gresham & Associates, Inc.
July 31, 2009	106		2.5	0.8	—	—	—	3.3	—
Fox Lawson & Associates, LLC (FLA)
October 1, 2009	108		2.5	0.9	—	0.1	0.9	4.4	3.5
Triad Insurance Agency, Inc. (TIA)
October 22, 2009	—		—	5.0	—	—	—	5.0	—
Shuford Insurance Agency, Inc.
November 1, 2009	85		1.8	0.7	—	0.1	0.5	3.1	2.2
Five other acquisitions completed in 2009	78		1.7	1.6	0.7	0.1	1.7	5.8	2.4

	3,016		$52.9	$33.2	$0.7	$2.4	$55.6	$144.8	$141.3

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. The amounts recorded as earnout payables are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. Subsequent changes in these estimated earnout obligations, including the accretion of discount, will be recorded in the consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During 2009, Gallagher recognized $4.1 million of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 acquisitions.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2009 was $239.4 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	PSI	LMW	SGP	NIB	WTA	FLA	TIA	Eight Other Acquisitions	Total
Current assets	$0.6	$18.5	$—	$0.4	$1.4	$—	$—	$2.1	$23.0
Fixed assets	0.3	—	—	0.1	—	—	—	—	0.4
Noncurrent assets	—	7.6	—	—	—	—	—	—	7.6
Goodwill	9.4	35.1	2.1	4.8	2.1	2.2	—	6.2	61.9
Expiration lists	4.4	43.6	1.9	3.6	2.4	2.2	4.9	7.0	70.0
Non-compete agreements	0.4	0.5	0.1	0.1	0.1	—	0.1	0.1	1.4

Total assets acquired	15.1	105.3	4.1	9.0	6.0	4.4	5.0	15.4	164.3
Current liabilities	1.2	13.2	—	0.2	1.2	—	—	1.8	17.6
Noncurrent liabilities	1.9	—	—	—	—	—	—	—	1.9

Total liabilities assumed	3.1	13.2	—	0.2	1.2	—	—	1.8	19.5

Total net assets acquired	$12.0	$92.1	$4.1	$8.8	$4.8	$4.4	$5.0	$13.6	$144.8

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $61.9 million, $70.0 million and $1.4 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $70.0 million of expiration lists and $1.4 million of non-compete agreements related to the 2009 acquisitions, $4.4 million and $0.4 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $1.9 million, and a corresponding amount of goodwill, in 2009 related to the nondeductible amortizable intangible assets.

During 2009, Gallagher issued 1.4 million shares of its common stock, paid $6.0 million in cash and accrued $11.9 million in liabilities related to earnout obligations of twenty-five acquisitions made prior to 2009 and recorded additional goodwill of $41.9 million. During 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008. During 2008, Gallagher issued 18,000 shares of its common stock, paid $20.1 million in cash and accrued $5.2 million in liabilities related to earnout obligations of thirteen acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million. During 2007, Gallagher issued 322,000 shares of its common stock, paid $21.7 million in cash and accrued $1.7 million in liabilities related to earnout obligations of fourteen acquisitions made prior to 2007 and recorded additional goodwill of $26.4 million.

Gallagher’s consolidated financial statements for the year ended December 31, 2009 include the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2008 (in millions, except per share data):

	Year Ended December 31,
	2009	2008
Total revenues	$1,762.3	$1,731.8
Earnings from continuing operations	141.1	122.9
Basic earnings from continuing operations per share	1.39	1.27
Diluted earnings from continuing operations per share	1.39	1.26

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2008, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2009 totaled approximately $98.5 million.

5.	Discontinued Operations

In fourth quarter 2007, Gallagher made a determination to exit its global reinsurance operations and its Irish wholesale brokerage operations. In first quarter 2008, Gallagher signed definitive agreements to sell substantially all of its reinsurance brokerage business. Under the agreements, Gallagher received proceeds of $33.1 million and potential additional contingent proceeds of up to $14.6 million that are based on revenues relating to risks attaching on reinsurance agreements placed in the twelve-month period after the closing dates of the respective agreements, with the express intention that Gallagher be credited with eighteen months of revenues in respect of any risk attaching in such twelve-month period. These contingent proceeds can be adjusted for any changes (i.e., premium audits) made to the underlying revenues during the thirty-month periods subsequent to the anniversary dates of the respective agreements. In January 2009, Gallagher signed and closed a definitive agreement to sell all of the remaining run-off obligations of its U.S. reinsurance brokerage operations. Under the agreement, Gallagher transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer. Gallagher recorded $3.5 million in lease termination and other real estate costs in 2009 while winding down the remaining leased facilities of the reinsurance brokerage operations. In addition, Gallagher wrote-off $4.5 million in receivables in 2009 related to the potential additional contingent proceeds from the initial sale transactions that were recognized in 2008.

The assets and liabilities included in the accompanying December 31, 2009 and 2008 consolidated balance sheet related to these discontinued operations were as follows (in millions):

	December 31,
	2009	2008
Restricted cash	$0.3	$30.7
Premiums and fees receivables	—	133.9
Fixed assets - net	—	1.3
Other noncurrent assets	12.9	5.1

Total assets	$13.2	$171.0

Premiums payable to insurance and reinsurance companies	$0.2	$158.0
Other current liabilities	1.0	1.7
Noncurrent liabilities	12.0	13.3

Total liabilities	$13.2	$173.0

In the accompanying consolidated statement of earnings, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In Gallagher’s previously reported financial information, the operating results for these discontinued operations were included in the Brokerage Segment. Gallagher recorded the following related to its discontinued operations (in millions):

	Year Ended December 31,
	2009	2008	2007
Gain on Disposal of Operations
Cash proceeds from sale	$0.9	$33.1	$—
Estimated additional sale proceeds to be received (written-off)	(4.5)	5.0	—
Book value of net assets sold, principally goodwill and other intangible assets	(0.1)	(20.0)	—
Severance and other compensation costs	—	(5.9)	—

Gain (loss) on disposal of operations	(3.7)	12.2	—

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	—	(13.0)	—
Severance and other compensation costs	—	(14.3)	—
Accrual of service obligations costs for accounts not sold	—	(4.9)	—
Write-off of fixed assets and lease costs	(3.5)	(10.1)	—
Other	(0.3)	(3.2)	(18.3)

Loss from discontinued operations before income taxes	(3.8)	(45.5)	(18.3)
Provision (benefit) for income taxes	(3.0)	0.8	(2.5)

Loss from discontinued operations	$(4.5)	$(34.1)	$(15.8)

Total revenues reclassified to discontinued operations related to Gallagher’s reinsurance brokerage and Irish wholesale brokerage businesses for 2008 and 2007 were $10.3 million and $51.8 million, respectively. No such revenues were included in discontinued operations for 2009.

6.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2009	2008
Office equipment	$12.2	$29.3
Furniture and fixtures	68.3	63.5
Computer equipment	76.0	62.2
Leasehold improvements	39.6	36.3
Software	61.0	51.6
Other	2.4	1.8

	259.5	244.7
Accumulated depreciation	(178.8)	(155.9)

Net fixed assets	$80.7	$88.8

7.	Intangible Assets

The carrying amount of goodwill at December 31, 2009 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total
United States	$709.5	$9.5	$—	$719.0
Foreign, principally Australia, Canada and the U.K.	23.1	0.2	—	23.3

Total goodwill - net	$732.6	$9.7	$—	$742.3

The changes in the carrying amount of goodwill for 2009 are as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total
Balance as of January 1, 2009	$586.7	$9.7	$—	$596.4
Goodwill acquired during the year	61.9	—	—	61.9
Goodwill related to earnouts recognized during the year	41.9	—	—	41.9
Adjustments related to independent appraisals and other adjustments for prior acquisitions	40.4	—	—	40.4
Foreign currency translation adjustments during the year	1.7	—	—	1.7

Balance as of December 31, 2009	$732.6	$9.7	$—	$742.3

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2009	2008
Expiration lists	$594.8	$563.7
Accumulated amortization - expiration lists	(166.6)	(113.4)

	428.2	450.3

Non-compete agreements	22.2	19.0
Accumulated amortization - non-compete agreements	(18.4)	(14.0)

	3.8	5.0

Trade name	7.9	6.8
Accumulated amortization - trade name	(1.5)	(0.9)

	6.4	5.9

Net amortizable assets	$438.4	$461.2

Estimated aggregate amortization expense for each of the next five years is as follows:

2010		$54.9
2011		53.8
2012		50.8
2013		49.3
2014		47.5

Total		$256.3

8.	Credit and Other Debt Agreements

Note Purchase Agreements - Gallagher is party to an Amended and Restated Note Purchase Agreement dated as of December 19, 2007 (Note Purchase Agreement), with certain accredited institutional investors, pursuant to which Gallagher issued and sold $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 (the Series A Notes) and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 (the Series B Notes and, together with the Series A Notes, the Notes), in a private placement. The Notes require semi-annual payments of interest that are due on February 3 and August 3. In connection with entering into the Note Purchase Agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

Gallagher is also party to a note purchase agreement dated as of November 30, 2009, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $150.0 million in aggregate principal amount of Gallagher’s 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019 (the Series C Notes), in a private placement. The Series C Notes require semi-annual payments of interest that are due on May 30 and November 30.

Under the terms of the note purchase agreements, the notes are redeemable by Gallagher at any time, in whole or in part, at 100% of the principal amount of such notes being redeemed, together with accrued and unpaid interest and a “make-whole amount”. The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yield plus 0.5% and is designed to compensate the Purchasers for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the notes. Gallagher currently has no intention of prepaying the notes.

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at December 31, 2009. The note purchase agreements provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The Notes and Series C Notes are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s Credit Agreement.

Credit Agreement - Gallagher is party to an Amended and Restated Multi Currency Credit Agreement dated as of December 19, 2007 (Credit Agreement), which expires on October 4, 2010, with a group of financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time-to-time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at December 31, 2009. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2009, $14.0 million of LOCs (for which Gallagher had $8.0 million of liabilities recorded at December 31, 2009) were outstanding under the Credit Agreement. See Note 17 to the consolidated financial statements for a discussion on the LOCs. There were no borrowings outstanding under the Credit Agreement at December 31, 2009. Accordingly, at December 31, 2009, $436.0 million remained available for potential borrowings, of which $111.0 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s corporate debt (in millions):

	December 31,
	2009	2008
Corporate related borrowings:
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50.0 million due in 2016, 2018 and 2019	150.0	—

Total Note Purchase Agreements	550.0	400.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 4, 2010	—	132.0

	$550.0	$532.0

The aggregate fair value of the $550.0 million note purchase agreement debt at December 31, 2009 was $566.0 million due to the long-term duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, therefore the market quotes are deemed to be the closest approximation of current market rates.

See Note 17 to the consolidated financial statements for additional discussion on commitments and contingencies.

9.	Capital Stock

Capital Stock - The table below summarizes certain information about Gallagher’s capital stock at December 31, 2009 and 2008 (in millions, except par value data):

Class	Par Value	Authorized Shares
Preferred stock	No par	1
Common stock	$1.00	400

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2009	2008	2007
Earnings from continuing operations	$133.1	$111.4	$154.6
Earnings (loss) from discontinued operations	(4.5)	(34.1)	(15.8)

Net earnings	$128.6	$77.3	$138.8

Weighted average number of common shares outstanding	100.5	93.8	95.9
Dilutive effect of stock options using the treasury stock method	0.1	0.4	1.2

Weighted average number of common and common equivalent shares outstanding	100.6	94.2	97.1

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.32	$1.19	$1.61
Earnings (loss) from discontinued operations	(0.04)	(0.36)	(0.16)

Net earnings	$1.28	$0.83	$1.45

Diluted net earnings (loss) per share
Earnings from continuing operations	$1.32	$1.18	$1.59
Earnings (loss) from discontinued operations	(0.04)	(0.36)	(0.16)

Net earnings	$1.28	$0.82	$1.43

Options to purchase 12.5 million, 11.3 million and 7.0 million shares of common stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective period and, therefore, would be antidilutive to earnings per share under the treasury stock method.

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

Shares of Gallagher’s common stock available for issuance under the plan include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $1.5 million.

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

In addition to any discretionary stock options granted under the LTIP, each non-employee director is eligible to receive all or part of his or her annual retainer in the form of stock options, in lieu of cash. An option granted in lieu of a cash retainer will have an exercise price per share equal to the fair market value of a share of Gallagher common stock on the date the option is granted. The number of shares of common stock subject to each such option grant has a fair market value as of the date of the grant equal to a multiple of the forgone retainer. The multiple is determined by the Board of Directors from time-to-time based on the Black-Scholes model. The number of shares is determined by multiplying the amount of the forgone cash retainer by the designated multiple, and then dividing that amount by the value of a share of common stock on the date of grant. Such options become exercisable in equal installments over the four quarters succeeding the date of grant and remain exercisable until the seventh anniversary of the date of grant.

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

During 2009, 2008 and 2007, Gallagher recognized $8.7 million, $9.8 million and $10.6 million, respectively, of compensation expense related to its stock option plans.

For purposes of expense recognition in 2009, 2008 and 2007, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	4.0%	4.0%	4.0%
Expected risk-free interest rate	3.0%	3.0%	4.3%
Volatility	27.3%	25.7%	25.7%
Expected life (in years)	7.0	5.6	5.4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during 2009, 2008 and 2007, as determined on the grant date using the Black-Scholes option valuation model, was $4.19, $4.24 and $5.47, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2009, 2008 and 2007 (in millions, except exercise price data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2009
Beginning balance	13.7	$26.20
Granted	0.1	21.28
Exercised	(0.2)	15.05
Forfeited or canceled	(0.2)	26.73

Ending balance	13.4	$26.26	4.07	$4.2

Exercisable at end of year	8.6	$26.10	3.41	$3.7

Ending vested and expected to vest	13.4	$26.26	4.07	$4.2

Year Ended December 31, 2008
Beginning balance	14.7	$25.36
Granted	0.9	24.43
Exercised	(1.1)	12.90
Forfeited or canceled	(0.8)	26.90

Ending balance	13.7	$26.20	5.02	$16.5

Exercisable at end of year	7.5	$25.91	4.14	$11.4

Ending vested and expected to vest	13.6	$26.19	5.01	$16.4

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2007
Beginning balance	15.2	$24.81
Granted	0.8	28.44
Exercised	(0.7)	16.53
Forfeited or canceled	(0.6)	26.90

Ending balance	14.7	$25.36	5.42	$21.3

Exercisable at end of year	7.3	$24.27	4.47	$16.4

Ending vested and expected to vest	14.5	$25.33	5.40	$21.2

Options with respect to 2.9 million shares (less any shares of restricted stock issued under the LTIP - see Note 13 to the consolidated financial statements) were available for grant under the LTIP at December 31, 2009.

The total intrinsic value of options exercised during 2009, 2008 and 2007 amounted to $0.9 million, $13.7 million and $9.6 million, respectively. At December 31, 2009, there was approximately $28.0 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2009 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $ 22.70	2.3	1.85	$20.82	1.8	$20.57
23.72 - 24.90	2.5	4.52	24.55	1.4	24.69
24.99 - 27.03	2.2	3.09	26.32	1.7	26.30
27.06 - 27.25	2.4	5.46	27.23	1.2	27.22
27.35 - 29.42	2.9	5.26	29.08	1.6	29.11
29.45 - 36.94	1.1	3.52	32.18	0.9	32.24

$1.11 - $ 36.94	13.4	4.07	$26.26	8.6	$26.10

12.	Deferred Compensation

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During 2009, 2008 and 2007, $1.9 million, $2.5 million and $2.3 million, respectively, was charged to compensation expense related to this plan. During 2009 and 2008, 28,000 shares and 67,000 shares of Gallagher’s common stock were vested and distributed to employees under this plan, with an aggregate fair value of $0.6 million and $1.7 million, respectively. No shares were vested or distributed to employees in 2007. At

December 31, 2009 and 2008, $9.5 million (related to 685,000 shares) and $11.4 million (related to 713,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at December 31, 2009 and 2008 was $15.4 million and $18.5 million, respectively.

In first quarter 2009, 2008 and 2007, the Compensation Committee approved $5.5 million, $5.0 million and $4.7 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2009, 2008 and 2007, respectively. The fair value of the funded cash award assets at December 31, 2009 and 2008 was $13.3 million and $5.8 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During 2009, 2008 and 2007, $1.9 million, $1.5 million and $0.8 million, respectively, were charged to compensation expense related to these awards. During 2009, 2008 and 2007, cash and equity awards with an aggregate fair value of $1.1 million, $0.2 million and $0.1 million, respectively, were vested and distributed to employees under this plan.

13.	Restricted Stock and Cash Awards

Restricted Stock Awards

As disclosed in Note 11, Gallagher’s stockholders approved the LTIP on May 12, 2009. The Compensation Committee determines the participants under the LTIP. The Compensation Committee may grant a stock award either as a restricted stock award or a restricted stock unit award and in either case, the Compensation Committee may determine that such award shall be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed at Gallagher during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee. The Compensation Committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At December 31, 2009, 580,000 shares were available for grant under the LTIP.

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

In 2009, 2008 and 2007, Gallagher granted 238,000, 285,000 and 258,000 shares, respectively, of its common stock to employees related to restricted stock awards, with an aggregate fair value of $4.0 million, $6.9 million and $7.4 million, respectively, at the date of grant.

The 2009, 2008 and 2007 restricted stock awards (restricted shares or related stock units) generally vest annually on a pro rata basis however, 199,000 shares granted in first quarter 2009, 176,000 shares granted in first quarter 2008 and 116,000 shares granted in second quarter 2007 vest in full based on continued employment through March 4, 2013, March 5, 2012 and May 15, 2011, respectively. The vesting periods of the 2009, 2008 and 2007 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2009	2008	2007
One year	16,000	—	—
Two years	4,000	—	—
Three years	—	66,000	61,000
Four years	199,000	176,000	137,000
Five years	7,000	43,000	60,000
Ten years	12,000	—	—

Total shares granted	238,000	285,000	258,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During 2009, 2008 and 2007, $4.3 million, $4.4 million and $4.4 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2004 through 2009. At December 31, 2009 and 2008, $3.4 million (related to 251,000 shares) and $5.2 million (related to 329,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at December 31, 2009 and 2008 was $16.1 million and $15.6 million, respectively.

Cash Awards

On May 15, 2007, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $13.5 million in the aggregate to officers and key employees of Gallagher that are denominated in units (470,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consisted of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period, eligible employees were granted an amount of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2010. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2009, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2010. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2007, Gallagher granted 230,000 units under the Performance Unit Program in first quarter 2008 that will fully vest on January 1, 2010. During 2009 and 2008 $1.9 million and $2.7 million, respectively, was charged to compensation expense related to this grant.

On March 5, 2008, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $14.6 million in the aggregate to officers and key employees of Gallagher that are denominated in units (616,000 units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2008 grants were similar to the terms discussed above for the 2007 grants. Based on company performance for 2008, Gallagher did not grant any units in 2009 related to the 2008 provisional grant under the Performance Unit Program. No compensation expense was recognized during 2009 or 2008 related to this provisional grant.

On March 4, 2009, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2009 grants are similar to the terms discussed above for the 2007 grants; however, any 2009 granted units will fully vest based on continuous employment through January 1, 2012. No compensation expense was recognized during 2009 related to this program. Based on company performance for 2009, Gallagher expects to grant 1.2 million units under the Performance Unit Program in first quarter 2010 that will fully vest on January 1, 2012.

14.	Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Prior to January 1, 2009, eligible employees were able to contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 85% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year). For all periods prior to January 1, 2009, Gallagher recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, Gallagher no longer recognizes any compensation expense related to the common stock issued under the ESPP. Currently, 1.5 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The 2009, 2008 and 2007 ESPP information is as follows (in millions, except per share and share data):

	1st	2nd	3rd	4th	Total
2009
Fair market value per share at date of purchase	$17.00	$16.86	$21.35	$22.51
Purchase price per share	$16.15	$16.02	$20.28	$21.38
Shares issued	146,000	89,000	64,000	58,000	357,000
Aggregate purchase price	$2.4	$1.4	$1.3	$1.3	$6.4
Stock compensation expense recognized	$—	$—	$—	$—	$—
2008
Fair market value per share at date of purchase	$23.62	$24.10	$24.38	$25.91
Purchase price per share	$20.08	$20.49	$20.72	$21.40
Shares issued	164,000	94,000	87,000	75,000	420,000
Aggregate purchase price	$3.3	$1.9	$1.8	$1.6	$8.6
Stock compensation expense recognized	$0.6	$0.3	$0.4	$0.3	$1.6
2007
Fair market value per share at date of purchase	$28.33	$27.88	$28.97	$24.19
Purchase price per share	$24.08	$23.70	$23.97	$20.56
Shares issued	146,000	90,000	79,000	82,000	397,000
Aggregate purchase price	$3.5	$2.1	$1.9	$1.8	$9.3
Stock compensation expense recognized	$0.6	$0.4	$0.4	$0.3	$1.7

15.	Retirement Plans

Gallagher has a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, Gallagher amended its defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the pension benefit obligation and accumulated benefit obligation at December 31, 2009 and 2008. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2009	2008
Change in pension benefit obligation:
Benefit obligation at beginning of year	$201.1	$187.3
Service cost	0.4	0.4
Interest cost	11.4	11.1
Net actuarial (gain) loss	(0.6)	7.0
Benefits paid	(5.6)	(4.7)

Benefit obligation at end of year	$206.7	$201.1

Change in plan assets:
Fair value of plan assets at beginning of year	$145.0	$198.5
Actual return on plan assets	35.8	(48.8)
Contributions by Gallagher	4.0	—
Benefits paid	(5.6)	(4.7)

Fair value of plan assets at end of year	$179.2	$145.0

Funded status of the plan (underfunded)	$(27.5)	$(56.1)

	Year Ended December 31,
	2009	2008
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(27.5)	$(56.1)
Accumulated other comprehensive loss - net actuarial loss	36.4	65.6

Net amount included in retained earnings	$8.9	$9.5

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2009	2008	2007
Net periodic pension cost (earnings):
Service cost - benefits earned during the year	$0.4	$0.4	$0.5
Interest cost on benefit obligation	11.4	11.1	10.6
Expected return on plan assets	(11.2)	(15.6)	(14.8)
Amortization of net loss	4.0	—	—

Net periodic benefit cost (earnings)	4.6	(4.1)	(3.7)

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	(25.2)	71.4	2.5
Amortization of net loss	(4.0)	—	—

Total recognized in other comprehensive (earnings) loss	(29.2)	71.4	2.5

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$(24.6)	$67.3	$(1.2)

Estimated amortization for the following year:
Amortization of net loss	$1.7	$4.9	$—

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2009	2008
Discount rate	5.75%	5.75%
Weighted average expected long-term rate of return on plan assets	7.50%	8.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2009	2008	2007
Discount rate	5.75%	6.00%	5.75%
Weighted average expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The following benefit payments are expected to be paid by the plan (in millions):

2010	$6.3
2011	7.1
2012	8.0
2013	8.6
2014	9.5
Years 2015 to 2019	59.7

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2009	2008
Equity securities	66.0%	54.0%
Debt securities	28.0%	35.0%
Real estate	6.0%	11.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments shall be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Retirement Security Act of 1974, as amended, (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption of 7.50% was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2009. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following table sets forth by level within the fair value hierarchy, the plan’s assets carried at fair value as of December 31, 2009:

Fair Value Hierarchy
Level 1	$—
Level 2	106.7
Level 3	72.5

Total fair value	$179.2

The plan’s Level 2 securities consist of ownership interests in various pooled separate accounts within a life insurance carrier’s group annuity contract. The underlying securities in the pooled separate accounts are primarily valued at quoted market prices as of December 31, 2009. The Plan’s Level 3 securities consist of pooled separate accounts within another life insurance carrier’s annuity contracts for which fair value has been determined by an independent valuation. Due to the nature of these investments, management utilizes its own assumptions in determining how a market participant would price these Level 3 assets. In determining the fair value of the annuity contracts, the future cash flows to be generated by the contracts were estimated using the underlying benefit provisions specified in each annuity contract, market participant assumptions and various actuarial and financial models. These cash flows were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return and probability-weighted present values.

The following is a reconciliation of the beginning and ending balances for the Level 3 securities of the plan measured at fair value as of December 31, 2009:

Fair value at January 1,	$18.3
Purchases	30.0
Unrealized gains	24.2

Fair value at December 31,	$72.5

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2009 or 2010 plan years. This level of required funding is based on the plan being frozen at December 31, 2009 and the aggregate amount of Gallagher’s historical funding. During 2009, Gallagher made discretionary contributions of $4.0 million to the plan. During 2008 and 2007, Gallagher did not make any contributions to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

Gallagher also has a qualified contributory savings and thrift (401(k)) plan covering the majority of its domestic employees. Gallagher’s matching contributions (up to a maximum of 5.0% of eligible compensation) are at the discretion of Gallagher’s Board of Directors and may not exceed the maximum amount deductible for Federal income tax purposes. Gallagher contributed $28.8 million, $25.1 million and $23.2 million to the plan in 2009, 2008 and 2007, respectively.

Gallagher also has a nonqualified deferred compensation plan for certain employees who, due to IRS rules, cannot take full advantage of the Gallagher matching contributions under the savings and thrift plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Gallagher’s matching contributions to this plan (up to a maximum of 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of Gallagher’s Board of Directors. Gallagher contributed $1.9 million, $1.9 million and $1.7 million to a rabbi trust maintained under the plan in 2009, 2008 and 2007, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2009 and 2008 including employee contributions and investment earnings thereon, was $69.5 million and $53.6 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

Gallagher also has several foreign benefit plans, the largest of which is a defined contribution plan that provides for contributions by Gallagher of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which are matched 100% by Gallagher, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $6.4 million, $7.1 million and $8.4 million in 2009, 2008 and 2007, respectively.

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

A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2009	2008
Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$8.2	$8.5
Service cost	—	—
Interest cost	0.4	0.4
Net actuarial gain	(1.1)	(0.5)
Benefits paid	(0.2)	(0.2)

Benefit obligation at end of year	$7.3	$8.2

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Contributions by Gallagher	0.2	0.2
Benefits paid	(0.2)	(0.2)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(7.3)	$(8.2)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(0.5)	$(0.5)
Noncurrent liabilities	(6.8)	(7.7)

Net amount included in retained earnings	$(7.3)	$(8.2)

Accrued benefit liability	$(7.3)	$(8.2)
Accumulated other comprehensive earnings	(2.1)	(0.8)

Net amount included in retained earnings	$(9.4)	$(9.0)

The components of the net periodic postretirement benefit cost and other changes in plan assets and obligations recognized in other comprehensive earnings include the following (in millions):

	Year Ended December 31,
	2009	2008	2007
Net periodic benefit cost:
Service cost - benefits earned during the year	$—	$—	$—
Interest cost on benefit obligation	0.4	0.4	0.4
Amortization of transition obligation	0.5	0.5	0.5
Amortization of net actuarial gain	(0.3)	(0.5)	(0.2)

Net periodic benefit cost	0.6	0.4	0.7

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	(1.1)	(0.5)	0.1
Amortization of net actuarial gain	0.3	0.5	0.2
Amortization of transition obligation	(0.5)	(0.5)	(0.5)

Total recognized in other comprehensive earnings	(1.3)	(0.5)	(0.2)

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$(0.7)	$(0.1)	$0.5

Estimated amortization for the next fiscal year:
Amortization of transition obligation	$0.5	$0.5	$0.5
Amortization of net actuarial gain	(0.3)	(0.4)	(0.3)

Total estimated amortization	$0.2	$0.1	$0.2

The discount rate used to measure the postretirement benefit obligation was 5.50% and 5.25% at December 31, 2009 and 2008, respectively. The discount rate used to measure the net periodic postretirement benefit cost at January 1 was 5.25% and 5.50% for 2009 and 2008, respectively. The transition obligation is being amortized at a rate of $0.5 million per year over a twenty-year period ending on December 31, 2012.

The following assumed healthcare cost trend rates were used at December 31 in determining the plan’s postretirement benefit obligation:

	December 31,
	2009	2008
Healthcare cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2013	2013

The assumed healthcare cost trend rate has a significant effect on the amounts reported and disclosed herein. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects (in millions):

	One-Percentage Point
	Increase	Decrease
Effect on the net periodic postretirement benefit cost in 2009	$0.1	$(0.1)
Effect on the postretirement benefit obligation at December 31, 2009	0.7	(0.6)

The following represents expected future benefit payments to be paid by the plan and contributions to be made by Gallagher (in millions):

	Prior to Reflecting Medicare Part D	After Reflecting Medicare Part D
2010	$0.6	$0.5
2011	0.6	0.5
2012	0.6	0.6
2013	0.6	0.6
2014	0.6	0.6
Years 2015 to 2019	3.1	2.8

17.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 8 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the Note Purchase Agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Note Purchase Agreements	$—	$—	$—	$—	$—	$550.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	—	—	550.0	550.0
Operating lease obligations	65.3	56.7	45.6	29.8	16.9	37.1	251.4
Less sublease arrangements	(3.7)	(3.5)	(3.1)	(1.9)	(1.2)	(0.4)	(13.8)
Outstanding purchase obligations	5.2	2.5	0.7	—	—	—	8.4

Total contractual obligations	$66.8	$55.7	$43.2	$27.9	$15.7	$586.7	$796.0

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of Gallagher, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements - On August 3, 2007, Gallagher entered into a note purchase agreement, as amended and restated on December 31, 2007, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement.

On November 30, 2009, Gallagher entered into another note purchase agreement, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $150.0 million in aggregate principal amount of Gallagher’s 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement.

See Note 8 to the consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time-to-time to borrow funds to supplement operating cash flows. At December 31, 2009, $14.0 million of LOCs (of which Gallagher has $8.0 million of liabilities recorded at December 31, 2009) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at December 31, 2009. Accordingly, at December 31, 2009, $436.0 million remained available for potential borrowings, of which $111.0 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 8 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $82.0 million in 2009, $83.7 million in 2008 and $72.0 million in 2007.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding at December 31, 2009. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2009 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2010	2011	2012	2013	2014	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$14.0	$14.0
Funding commitments	1.7	—	—	0.1	—	0.7	2.5

Total commitments	$1.7	$—	$—	$0.1	$—	$14.7	$16.5

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

Since January 1, 2002, Gallagher has acquired 137 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2009 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. These amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2009 was $239.4 million related to acquisitions made by Gallagher in the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method based on the legal form of Gallagher’s ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at December 31, 2009 or 2008 that was recourse to Gallagher.

At December 31, 2009, Gallagher had posted two LOCs totaling $8.3 million in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $8.0 million. Gallagher has an equity investment in a rent-a-captive facility, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At December 31, 2009, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Gallagher’s commitments associated with outstanding LOCs and funding commitments at December 31, 2009 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Gallagher	Maximum Exposure	Liability Recorded
Alternative energy investments
Funding commitment for a production facility for IRC Section 45 tax credit generation - due when “punch lists” for production facilities are completed	None	None	$1.7	$—
Real estate and venture capital investments
Funding commitments to two funds - expire 2013 and 2019 Trigger - Agreed conditions met	None	None	0.8	—
Other
Credit support (LOCs) for deductibles due by Gallagher on its own insurance coverages - expires after 2014 Trigger - Gallagher does not reimburse the insurance companies for deductibles the insurance companies advance on behalf of Gallagher	None	None	8.3	8.0
Credit enhancement (LOC) for Gallagher’s Bermuda captive insurance operation to meet minimum statutory capital requirements - expires after 2014 Trigger - Dissolution or catastrophic financial results of the operation	(1)	Reimbursement of LOC fees	3.7	—
Credit support (LOC) for clients’ claim funds held by Gallagher’s Bermuda captive insurance operation in a fiduciary capacity - expires after 2014 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	2.0	—

			$16.5	$8.0

(1)	The majority owners of the operation pledge their percentage ownership portion of any draw.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect Gallagher’s actual future cash funding requirements.

Litigation - Gallagher is subject to various legal actions related to claims, lawsuits and proceedings, a summary of which is as follows:

On October 19, 2004, Gallagher, along with other major insurance brokerage firms, was named as a defendant in various lawsuits brought by private litigants, which relate to contingent commission arrangements. Certain of these lawsuits were included in a Multi-District Litigation (MDL) proceeding before the U.S. District Court for the District of New Jersey. On December 29, 2006 Gallagher reached an agreement to resolve all claims in the MDL (the MDL Settlement). On September 4, 2007, the court granted final approval of the MDL Settlement. The MDL Settlement provided for Gallagher to distribute $28.0 million to current and former clients and others that purchased retail insurance through Gallagher or other brokers named as defendants in the MDL during the period beginning on August 26, 1994 and ending on December 31, 2005. As part of the MDL Settlement, Gallagher also agreed to pay $8.9 million in attorney fees. A notice of appeal was filed challenging the final approval of the MDL Settlement and on September 8, 2009, the appeals court affirmed the district court’s approval of the MDL Settlement. No further appeals of this ruling were made and the MDL Settlement became final on December 8, 2009. On December 30, 2009, Gallagher paid all remaining amounts due under the MDL Settlement.

Gallagher is the defendant in various other legal actions related to employment matters and otherwise incident to the nature of its business. Gallagher believes it has meritorious defenses and intends to defend itself vigorously in all unresolved legal actions. In addition, Gallagher is the plaintiff in certain legal actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcomes of these legal actions nor their effect upon Gallagher’s business, financial condition or results of operations can be determined at this time.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the December 31, 2009 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.1 million and below the upper end of the actuarial range by $3.9 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

18.	Income Taxes

Gallagher and its principal domestic subsidiaries are included in a consolidated Federal income tax return. Gallagher’s international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Earnings from continuing operations before income taxes:
Domestic	$183.3	$144.1	$172.3
Foreign, principally Australia, Bermuda, Canada and the U.K.	27.8	19.5	27.8

	$211.1	$163.6	$200.1

Provision for income taxes - continuing operations:
Federal:
Current	$14.9	$13.9	$21.7
Deferred	38.9	16.8	2.9

	53.8	30.7	24.6

State and local:
Current	8.2	10.4	12.0
Deferred	7.9	1.3	2.3

	16.1	11.7	14.3

Foreign:
Current	8.1	12.5	8.8
Deferred	—	(2.7)	(2.2)

	8.1	9.8	6.6

Total provision for income taxes - continuing operations	$78.0	$52.2	$45.5

A reconciliation of the provision for income taxes from continuing operations with the U.S. Federal statutory income tax rate is as follows (in millions):

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$73.9	35.0	$57.3	35.0	$70.0	35.0
State income taxes - net of
Federal benefit	10.4	4.9	7.8	4.8	7.1	3.5
Foreign taxes	(0.7)	(0.3)	2.5	1.5	(3.2)	(1.6)
Low income housing, alternative energy and foreign tax credits	(1.0)	(0.5)	(3.1)	(1.9)	(28.2)	(14.1)
Foreign dividends and other permanent differences	3.7	1.7	4.2	2.6	1.3	0.6
Stock compensation	(0.1)	—	0.6	0.4	0.6	0.3
Resolution of Federal and state audits	—	—	(1.4)	(0.9)	—	—
Net change in uncertain tax positions	(3.6)	(1.7)	(14.9)	(9.1)	(5.9)	(2.9)
Change in valuation allowance	—	—	1.3	0.8	1.8	0.9
Other	(4.6)	(2.2)	(2.1)	(1.3)	2.0	1.0

Provision for income taxes - continuing operations	$78.0	36.9	$52.2	31.9	$45.5	22.7

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2009	2008
Gross unrecognized tax benefits at January 1	$49.7	$55.7
Increases in tax positions for current year	1.5	13.3
Settlements	(0.7)	(0.4)
Lapse in statute of limitations	(5.2)	(5.0)
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(0.3)	(13.9)

Gross unrecognized tax benefits at December 31	$45.0	$49.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.0 million and $45.7 million at December 31, 2009 and 2008, respectively. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2009 and 2008, Gallagher had accrued interest and penalties related to unrecognized tax benefits of $3.5 million and $3.4 million, respectively.

Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2009, Gallagher had been examined by the Internal Revenue Service (IRS) through calendar year 2005. Gallagher is currently under examination by the IRS for calendar years 2006, 2007 and 2008. In addition, a number of foreign, state and local examinations are currently ongoing. It is reasonably possible that Gallagher’s gross unrecognized tax benefits balance may change within the next twelve months. However, Gallagher believes these changes would not have a significant impact on Gallagher’s consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gallagher’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets:
Alternative minimum tax (AMT) and other credit carryforwards	$142.1	$151.2
Accrued and unfunded compensation and employee benefits	59.9	54.1
Compensation expense related to stock options	19.2	18.9
Litigation and contingent commission related matters	28.1	46.8
Investment-related partnerships	12.0	18.8
Accrued liabilities	31.0	32.9
Accrued pension liability	14.8	26.7
Net operating loss carryforwards	7.3	7.3
Other	9.0	9.4

Total deferred tax assets	323.4	366.1
Valuation allowance for deferred tax assets	(7.3)	(7.3)

Deferred tax assets	316.1	358.8

Deferred tax liabilities:
Nondeductible amortizable intangible assets	48.2	41.1
Other prepaid items	5.0	4.0
Investment-related partnerships	9.3	4.9
Prepaid pension cost	0.9	0.4
Accrued liabilities	7.9	0.2

Total deferred tax liabilities	71.3	50.6

Net deferred tax assets	$244.8	$308.2

At December 31, 2009 and 2008, $45.0 million and $57.9 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2009 and 2008, $71.3 million and $50.6 million, respectively, of deferred tax liabilities have been included in other current and noncurrent liabilities in the accompanying consolidated balance sheet. AMT credits and other credits have an indefinite and twenty-year life, respectively. Gallagher expects to fully utilize the amounts carried forward.

Gallagher does not provide for U.S. Federal income taxes on the undistributed earnings ($80.3 million at December 31, 2009) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $10.3 million at December 31, 2009.

19.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2009 and 2008 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2009
Total revenues	$401.1	$453.6	$439.5	$435.1
Total expenses	357.6	379.5	376.4	404.7

Earnings from continuing operations before income taxes	$43.5	$74.1	$63.1	$30.4

Earnings from continuing operations	$28.3	$43.8	$41.6	$19.4
Earnings (loss) from discontinued operations	(1.9)	—	—	(2.6)

Net earnings	$26.4	$43.8	$41.6	$16.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.44	$0.41	$0.19
Earnings (loss) from discontinued operations	(0.02)	—	—	(0.03)

Net earnings	$0.27	$0.44	$0.41	$0.16

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.44	$0.41	$0.19
Earnings (loss) from discontinued operations	(0.02)	—	—	(0.03)

Net earnings	$0.27	$0.44	$0.41	$0.16

2008
Total revenues	$375.8	$428.9	$428.2	$412.1
Total expenses	348.9	359.6	378.8	394.1

Earnings from continuing operations before income taxes	$26.9	$69.3	$49.4	$18.0

Earnings from continuing operations	$16.3	$41.7	$41.7	$11.7
Earnings (loss) from discontinued operations	(22.3)	(0.9)	(3.9)	(7.0)

Net earnings (loss)	$(6.0)	$40.8	$37.8	$4.7

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.45	$0.44	$0.12
Earnings (loss) from discontinued operations	(0.25)	(0.01)	(0.04)	(0.07)

Net earnings (loss)	$(0.07)	$0.44	$0.40	$0.05

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.18	$0.45	$0.44	$0.12
Earnings (loss) from discontinued operations	(0.25)	(0.01)	(0.04)	(0.07)

Net earnings (loss)	$(0.07)	$0.44	$0.40	$0.05

20.	Segment Information

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

The Financial Services and Corporate Segment is comprised of Gallagher’s interests in alternative energy (clean-energy and tax-advantaged) investments and venture capital funds. This Segment also holds all of Gallagher’s corporate debt.

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

Financial information relating to Gallagher’s segments for 2009, 2008 and 2007 is as follows (in millions):

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2009
Revenues:
Commissions	$1,003.7	$—	$—	$1,003.7
Fees	256.3	451.7	—	708.0
Investment income and other - Brokerage and Risk Management	16.2	1.5	—	17.7
Investment income and other - Financial Services and Corporate	—	—	0.8	0.8
Investment gains (losses)	—	—	(0.9)	(0.9)

Total revenues	1,276.2	453.2	(0.1)	1,729.3

Compensation	778.7	282.3	—	1,061.0
Operating	218.0	109.9	(3.6)	324.3
Investment expenses	—	—	14.7	14.7
Interest	—	—	28.5	28.5
Depreciation	18.8	11.7	0.1	30.6
Amortization	54.3	0.7	—	55.0
Change in estimated acquisition earnout payables	4.1	—	—	4.1

Total expenses	1,073.9	404.6	39.7	1,518.2

Earnings (loss) from continuing operations before income taxes	202.3	48.6	(39.8)	211.1
Provision (benefit) for income taxes	78.6	17.9	(18.5)	78.0

Earnings (loss) from continuing operations	$123.7	$30.7	$(21.3)	$133.1

Net foreign exchange gain (loss)	$(0.7)	$(0.2)	$—	$(0.9)

Revenues:
United States	$1,148.9	$384.4	$(0.4)	$1,532.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	127.3	68.8	0.3	196.4

Total revenues	$1,276.2	$453.2	$(0.1)	$1,729.3

At December 31, 2009
Identifiable assets:
United States	$1,901.2	$293.0	$530.9	$2,725.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	436.3	86.8	2.1	525.2

Total identifiable assets	$2,337.5	$379.8	$533.0	$3,250.3

Goodwill - net	$732.6	$9.7	$—	$742.3
Amortizable intangible assets - net	436.3	2.1	—	438.4

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2008
Revenues:
Commissions	$922.5	$—	$—	$922.5
Fees	227.6	461.1	—	688.7
Investment income and other - Brokerage and Risk Management	37.7	3.8	—	41.5
Investment income and other - Financial Services and Corporate	—	—	0.8	0.8
Investment gains (losses)	—	—	(8.5)	(8.5)

Total revenues	1,187.8	464.9	(7.7)	1,645.0

Compensation	707.4	280.6	—	988.0
Operating	247.4	126.3	7.5	381.2
Investment expenses	—	—	9.9	9.9
Interest	—	—	28.6	28.6
Depreciation	18.2	11.6	0.2	30.0
Amortization	43.2	0.5	—	43.7

Total expenses	1,016.2	419.0	46.2	1,481.4

Earnings (loss) from continuing operations before income taxes	171.6	45.9	(53.9)	163.6
Provision (benefit) for income taxes	67.4	17.7	(32.9)	52.2

Earnings (loss) from continuing operations	$104.2	$28.2	$(21.0)	$111.4

Net foreign exchange gain (loss)	$2.1	$4.4	$—	$6.5

Revenues:
United States	$1,051.7	$391.0	$(7.7)	$1,435.0
Foreign, principally Australia, Bermuda, Canada and the U.K.	136.1	73.9	—	210.0

Total revenues	$1,187.8	$464.9	$(7.7)	$1,645.0

At December 31, 2008
Identifiable assets:
United States	$1,998.2	$272.5	$472.5	$2,743.2
Foreign, principally Australia, Bermuda, Canada and the U.K.	457.9	68.7	1.5	528.1

Total identifiable assets	$2,456.1	$341.2	$474.0	$3,271.3

Goodwill - net	$586.7	$9.7	$—	$596.4
Amortizable intangible assets - net	458.6	2.6	—	461.2

	Brokerage	Risk Management	Financial Services and Corporate	Total
Year Ended December 31, 2007
Revenues:
Commissions	$867.3	$—	$—	$867.3
Fees	216.8	439.4	—	656.2
Investment income and other - Brokerage and Risk Management	30.1	4.1	—	34.2
Investment income - Financial Services and Corporate	—	—	62.4	62.4
Investment gains (losses)	—	—	3.2	3.2

Total revenues	1,114.2	443.5	65.6	1,623.3

Compensation	655.9	255.7	—	911.6
Operating	229.9	112.1	—	342.0
Investment expenses	—	—	95.0	95.0
Interest	—	—	16.0	16.0
Depreciation	16.1	11.2	2.0	29.3
Amortization	28.8	0.5	—	29.3

Total expenses	930.7	379.5	113.0	1,423.2

Earnings (loss) from continuing operations before income taxes	183.5	64.0	(47.4)	200.1
Provision (benefit) for income taxes	71.2	24.4	(50.1)	45.5

Earnings from continuing operations	$112.3	$39.6	$2.7	$154.6

Net foreign exchange gain (loss)	$0.6	$1.0	$—	$1.6

Revenues:
United States	$986.7	$375.3	$63.9	$1,425.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	127.5	68.2	1.7	197.4

Total revenues	$1,114.2	$443.5	$65.6	$1,623.3

At December 31, 2007
Identifiable assets:
United States	$2,168.2	$278.9	$470.5	$2,917.6
Foreign, principally Australia, Bermuda, Canada and the U.K.	562.8	73.6	2.8	639.2

Total identifiable assets	$2,731.0	$352.5	$473.3	$3,556.8

Goodwill - net	$431.1	$9.5	$—	$440.6
Amortizable intangible assets - net	312.5	3.1	—	315.6

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule of Gallagher listed in Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

During 2009, Gallagher changed its method of accounting for business combinations, which has been discussed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gallagher’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 5, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 5, 2010

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

In conducting Gallagher’s evaluation of the effectiveness of its internal control over financial reporting, Gallagher has excluded five of the fifteen acquisitions completed in 2009, which are included in the 2009 consolidated financial statements of Gallagher. Collectively, these acquisitions constituted approximately 0.6% of total assets as of December 31, 2009 and approximately 0.2% of total revenues and approximately 0.01% of earnings from continuing operations for the year then ended.

Based on Gallagher’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. In addition, the effectiveness of Gallagher’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 5, 2010

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the internal control over financial reporting of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of five of the fifteen acquisitions completed in 2009, which are included in the 2009 consolidated financial statements of Gallagher. Collectively, these acquisitions constituted approximately 0.6% of total assets as of December 31, 2009 and approximately 0.2% of total revenues and approximately 0.01% of earnings from continuing operations for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 5, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2009, Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of December 31, 2009.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Gallagher included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Gallagher’s independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in Gallagher’s internal control over financial reporting during fourth fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is included in the 2010 Proxy Statement under the headings “Proposal 1 - Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management - Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item is included in the 2010 Proxy Statement under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is included in the 2010 Proxy Statement under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is included in the 2010 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board of Directors,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item is included in the 2010 Proxy Statement under the heading “Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2009.

(b)	Consolidated Balance Sheet as of December 31, 2009 and 2008.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2009.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2009.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005.

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005.

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Not included in this Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-9761).

3.2	Amended and Restated By-Laws of Gallagher (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2008, File No. 1-9761).

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Gallagher and the Purchasers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

4.3	Amended and Restated Multicurrency Credit Agreement dated as of December 19, 2007 among Arthur J. Gallagher & Co., the Other Borrowers Party thereto, the Lenders party thereto, Harris N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent (incorporated by reference to Exhibit 10.8 to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

4.4	Note Purchase Agreement, dated as of November 30, 2009, among Gallagher and the Purchasers (incorporated by reference to Exhibit 4.1 to Gallagher’s Form 8-K Current Report dated November 30, 2009, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to Gallagher’s Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

*10.11	Form of Indemnity Agreement between Gallagher and each of its directors and corporate officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-9761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2007, File No. 1-9761).

*10.14	Form of Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 1998, File No. 1-9761).

*10.14.1	Form of First Amendment to Change in Control Agreement between Gallagher and each of its Executive Officers (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2008, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008) (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2008, File No. 1-9761).

*10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008) (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2009, File No. 1-9761).

*10.16.1	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (as amended and restated, effective January 1, 2008) - adopted March 5, 2008 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2008, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to Gallagher’s Form S-8 Registration Statement, File No. 333-106539).

*10.30	Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit A of Gallagher’s Proxy Statement dated April 7, 2003 for its Annual Meeting of Stockholders, File No. 1-9761).

*10.30.1	First Amendment to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, Amended as of January 19, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.30.2	Second Amendment to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2008, File No. 1-9761).

*10.31	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Incentive Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.32	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1988 Nonqualified Stock Option Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

*10.33	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Retainer Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.34	Form of Agreement for Stock Option Grants under the Arthur J. Gallagher & Co. Restated 1989 Non-Employee Directors’ Stock Option Plan (Discretionary Grant) Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2004, File No. 1-9761).

*10.35	Form of Agreement for Restricted Stock Awards under the Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to Gallagher’s Form 10-K Annual Report for 2005, File No. 1-9761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Gallagher’s Form S-8 Registration Statement, File No. 333-159150).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to Gallagher’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

10.44	Asset Purchase Agreement for the Acquisition of Certain Assets of Gallagher Re, Inc. by Aon Re, Inc., dated as of February 22, 2008 (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

10.45	Agreement for the Sale and Purchase of Certain Assets of the UK Reinsurance Business of Arthur J. Gallagher (UK) Limited., dated as of February 22, 2008, among Arthur J. Gallagher (UK) Limited and Aon Limited and Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of February, 2010.

ARTHUR J. GALLAGHER & CO.

By	/s/ J. PATRICK GALLAGHER, JR.

J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of February, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/s/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/s/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*WILLIAM L. BAX William L. Bax	Director

*T. KIMBALL BROOKER T. Kimball Brooker	Director

*FRANK E. ENGLISH, JR. Frank E. English, Jr.	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

*NORMAN L. ROSENTHAL Norman L. Rosenthal	Director

*JAMES R. WIMMER James R. Wimmer	Director

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2009
Allowance for doubtful accounts	$7.3	$(0.1)	$(3.0	)(1)	$4.2
Allowance for estimated policy cancellations	5.5	(0.9)	—		4.6
Accumulated amortization of goodwill	—	—	—	(2)	—
Accumulated amortization of expiration lists, noncompete agreements and trade names	128.3	55.0	3.2	(3)	186.5
Year ended December 31, 2008
Allowance for doubtful accounts	$6.7	$4.0	$(3.4	)(1)	$7.3
Allowance for estimated policy cancellations	5.5	—	—		5.5
Accumulated amortization of goodwill	—	—	—	(2)	—
Accumulated amortization of expiration lists, noncompete agreements and trade names	102.3	57.0	(31.0	)(3)	128.3
Year ended December 31, 2007
Allowance for doubtful accounts	$7.5	$(0.4)	$(0.4	)(1)	$6.7
Allowance for estimated policy cancellations	4.9	0.6	—		5.5
Accumulated amortization of goodwill	6.8	—	(6.8	)(2)	—
Accumulated amortization of expiration lists and noncompete agreements	73.5	41.8	(13.0	)(3)	102.3

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized goodwill, intangible asset/amortization reclassifications and disposal of acquired businesses.
(3)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

Exhibit Index

10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008).

10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005.

10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005.

10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005.

21.0	Subsidiaries of Gallagher, including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.