Form 10-Q
period 2010-03-31
GALLAGHER ARTHUR J & CO
filed 2010-04-26
CIK 354190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2010 was 103,600,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended March 31,
	2010	2009
Commissions	$204.2	$198.0
Fees	165.0	166.6
Supplemental and contingent commissions	43.4	29.5
Investment income	1.4	1.5
Gains realized on books of business sales	0.9	6.1
Revenues from clean-coal activities	62.7	—
Other net revenues (loss)	4.8	(0.6)

Total revenues	482.4	401.1

Compensation	262.2	251.3
Operating	81.2	78.9
Cost of revenues from clean-coal activities	64.0	—
Interest	8.6	7.3
Depreciation	7.7	7.7
Amortization	13.9	12.4
Change in estimated acquisition earnout payables	1.9	—

Total expenses	439.5	357.6

Earnings from continuing operations before income taxes	42.9	43.5
Provision for income taxes	13.7	15.2

Earnings from continuing operations	29.2	28.3

Discontinued operations:
Loss on discontinued operations before income taxes	—	(3.3)
Gain on disposal of operations	—	0.1
Benefit for income taxes	—	(1.3)

Loss from discontinued operations	—	(1.9)

Net earnings	$29.2	$26.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.29
Loss from discontinued operations	—	(0.02)

Net earnings	$0.28	$0.27

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.29
Loss from discontinued operations	—	(0.02)

Net earnings	$0.28	$0.27

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents	$227.1	$205.9
Restricted cash	506.0	522.6
Premiums and fees receivable	665.5	693.7
Other current assets	123.3	117.8

Total current assets	1,521.9	1,540.0
Fixed assets - net	79.5	80.7
Deferred income taxes	264.7	271.1
Other noncurrent assets	182.6	177.8
Goodwill - net	752.3	742.3
Amortizable intangible assets - net	431.1	438.4

Total assets	$3,232.1	$3,250.3

Premiums payable to insurance and reinsurance companies	$1,142.0	$1,166.5
Accrued compensation and other accrued liabilities	156.2	214.7
Unearned fees	45.7	41.5
Other current liabilities	41.6	51.7
Corporate related borrowings - current	35.0	—

Total current liabilities	1,420.5	1,474.4
Corporate related borrowings - noncurrent	550.0	550.0
Other noncurrent liabilities	344.9	333.0

Total liabilities	2,315.4	2,357.4

Stockholders’ equity:
Common stock - issued and outstanding 103.6 shares in 2010 and 102.5 shares in 2009	103.6	102.5
Capital in excess of par value	376.1	349.1
Retained earnings	446.2	450.3
Accumulated other comprehensive loss	(9.2)	(9.0)

Total stockholders’ equity	916.7	892.9

Total liabilities and stockholders’ equity	$3,232.1	$3,250.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2010	2009
Cash flows from operating activities:
Earnings from continuing operations	$29.2	$28.3
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities:
Net (gain) loss on investments	(4.8)	1.0
Depreciation and amortization	21.6	20.1
Change in estimated acquisition earnout payables	1.9	—
Amortization of deferred compensation and restricted stock	1.4	1.3
Stock-based compensation expense	1.0	1.1
Net change in restricted cash	16.6	(8.0)
Net change in premiums receivable	32.0	157.5
Net change in premiums payable	(25.3)	(182.5)
Net change in other current assets	(10.3)	(3.8)
Net change in accrued compensation and other accrued liabilities	(58.9)	(42.6)
Net change in fees receivable/unearned fees	1.3	(5.9)
Net change in income taxes payable	3.5	2.3
Net change in deferred income taxes	5.1	11.1
Net change in other noncurrent assets and liabilities	(10.8)	(14.9)

Net cash provided (used) by operating activities of continuing operations	3.5	(35.0)
Loss from discontinued operations	—	(1.9)
Other noncash items related to discontinued operations	—	3.0
Net gain on disposal of discontinued operations	—	(0.1)

Net cash provided (used) by operating activities	3.5	(34.0)

Cash flows from investing activities:
Net additions to fixed assets	(6.0)	(5.3)
Cash paid for acquisitions, net of cash acquired	(4.3)	(24.4)
Net proceeds of investment transactions	12.9	0.2

Net cash provided (used) by investing activities	2.6	(29.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	12.0	2.6
Tax impact from issuance of common stock	1.1	—
Repurchases of common stock	(0.2)	(0.2)
Dividends paid	(32.8)	(30.8)
Borrowings on line of credit facilities	35.0	90.0

Net cash provided by financing activities	15.1	61.6

Net increase (decrease) in cash and cash equivalents	21.2	(1.9)
Cash and cash equivalents at beginning of period	205.9	194.4

Cash and cash equivalents at end of period	$227.1	$192.5

Supplemental disclosures of cash flow information:
Interest paid	$12.8	$13.7
Income taxes paid	3.9	2.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	102.5	$102.5	$349.1	$450.3	$(9.0)	$892.9
Net earnings	—	—	—	29.2	—	29.2
Net change in pension liability, net of taxes of $0.2 million	—	—	—	—	0.3	0.3
Foreign currency translation, net of taxes of $0.3 million	—	—	—	—	(0.5)	(0.5)

Comprehensive earnings						29.0
Compensation expense related to stock option plan grants	—	—	1.0	—	—	1.0
Tax expense from issuance of common stock	—	—	1.1	—	—	1.1
Common stock issued in:
Six purchase transactions	0.5	0.5	12.3	—	—	12.8
Stock option plans	0.5	0.5	9.1	—	—	9.6
Employee stock purchase plan	0.1	0.1	2.3	—	—	2.4
Deferred compensation and restricted stock	—	—	1.4	—	—	1.4
Common stock repurchases	—	—	(0.2)	—	—	(0.2)
Cash dividends declared on common stock	—	—	—	(33.3)	—	(33.3)

Balance at March 31, 2010	103.6	$103.6	$376.1	$446.2	$(9.2)	$916.7

See notes to consolidated financial statements.

Notes to March 31, 2010 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean-energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

The accompanying unaudited consolidated financial statements have been prepared by Gallagher pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Gallagher believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2009 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications have been made to the amounts reported herein related to prior year amounts in order to conform them to the current year presentation.

In the preparation of Gallagher’s consolidated financial statements as of March 31, 2010, management evaluated all material subsequent events or transactions that occurred after the balance sheet date, through the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

2. Effect of New Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the consolidation rules involving variable interest entities (VIEs), which (i) addresses the effects of eliminating the qualifying special-purpose entity concept from existing guidance and (ii) responds to concerns about the application of certain key provisions in existing guidance, including concerns over the transparency of an enterprise’s involvement with VIEs.

These amendments are applicable to all enterprises and to all entities with which those enterprises are involved, regardless of when that involvement arose. Therefore, upon adoption of these amendments, all enterprises must reconsider their consolidation conclusions for all entities with which they are involved. These amendments, among other things:

•	Amended certain guidance for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs.

•	Require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.

•

Amended existing considerations of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances.

•	Require continuous assessments of whether an enterprise is the primary beneficiary of a VIE.

•	Require enhanced disclosures about an enterprise’s involvement with a VIE.

These amendments are effective as of the beginning of an enterprise’s first annual reporting period that began after November 15, 2009 and for interim periods within that first annual reporting period. Thus, these amendments were effective for Gallagher beginning on January 1, 2010. The adoption of these amendments did not have any impact on Gallagher’s consolidated financial statements or notes thereto.

3. Investments

The following is a summary of Gallagher’s investments and the related funding commitments (in millions):

	March 31, 2010		December 31, 2009
	Assets	Funding Commitments	Assets
Clean-coal related ventures	$22.3	$—	$29.8
Biomass energy ventures	8.5	—	8.5
Venture capital funds and other	7.4	0.8	7.4

Total investments	$38.2	$0.8	$45.7

Clean-coal Related Ventures

Gallagher owns portions of eight clean-coal production facilities and two early-stage clean-coal ventures as discussed below.

Eight Clean-coal Facilities - Gallagher incurred capital expenditures totaling $31.4 million to build eight commercial clean-coal production facilities, and placed each into service in December 2009 at several coal-fired power plants. These facilities apply certain chemicals and technologies (licensed from Chem-Mod, LLC (Chem-Mod) as discussed below) to coal feedstock which, when mixed, reduce harmful emissions. In first quarter 2010, Gallagher sold portions of its ownership in six facilities, which reduced its net investment in the facilities to $22.3 million, and recognized a $4.8 million net pretax gain on the sales. Gallagher is currently seeking other utilities to purchase the coal produced by the two remaining facilities and additional partners to invest in these facilities.

For the first two months of 2010, Gallagher was required to consolidate the operating results of these facilities because of its majority ownership position. Effective March 1, 2010, Gallagher sold a portion of its ownership interests in six of these facilities, which eliminated the requirement for Gallagher to consolidate these facilities. These facilities are now accounted for using equity method accounting.

Chem-Mod Clean-coal Venture - At March 31, 2010, Gallagher held a 42% interest in Chem-Mod’s U.S. and Canadian operations and 20% of its other international operations. At March 31, 2010, Gallagher’s carrying value of its investment in these Chem-Mod operations was zero. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Gallagher also believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under IRC Section 45. Chem-Mod has been determined to be a VIE. Gallagher is deemed to be the primary beneficiary, and therefore was required to consolidate this investment into its consolidated financial statements beginning in third quarter 2008. Prior to third quarter 2008, this investment was accounted for using equity method accounting. At March 31, 2010, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.6 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

C-Quest Clean-coal Venture - At March 31, 2010, Gallagher held a 5% interest in C-Quest’s global operations and its carrying value in C-Quest was zero. On April 15, 2010, Gallagher purchased an additional 3% interest in C-Quest’s global operations for $1.5 million, which will be written-off under equity method accounting. Gallagher also has options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels.

Biomass Energy Ventures

Gallagher has made investments in various Biomass energy ventures. At March 31, 2010, Gallagher’s remaining investment of $8.5 million consisted of a 13.4% equity interest in a Biomass company and related partnerships which own the rights to Biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell Biogas. One venture has been determined to be a VIE, but is not required to be consolidated. At March 31, 2010, total assets and total debt of this venture were approximately $1.0 million and zero, respectively. Gallagher’s maximum exposure to a potential loss from this VIE was zero at March 31, 2010, which equaled the net aggregate carrying value of this venture.

Venture Capital Funds and Other

At March 31, 2010, Gallagher’s remaining investment of $7.4 million consisted of (i) four venture capital funds totaling $6.4 million, (ii) a 20% interest in an investment management company totaling $1.0 million, (iii) twelve certified low-income housing developments with zero carrying value, and (iv) two real estate entities with zero carrying value. Fourteen of the nineteen ventures have been determined to be VIEs, but are not required to be consolidated. At March 31, 2010, total assets and total debt of these fourteen ventures were approximately $63.0 million and $19.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at March 31, 2010, which equaled the net aggregate carrying value of these ventures.

4. Business Combinations

During the three-month period ended March 31, 2010, Gallagher acquired substantially all of the net assets of the following brokerage firms in exchange for Gallagher common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Securitas Re (SRE) February 12, 2010	—	$—	$1.0	$0.3	$—	$—	$1.3	$—
Winn & Company Insurance Brokers, Inc. (WIB) March 1, 2010	121	2.7	1.0	—	0.4	1.0	5.1	2.3
The Griffin Agency, Inc. (TGA) March 1, 2010	32	0.8	0.2	—	—	0.7	1.7	1.0

	153	$3.5	$2.2	$0.3	$0.4	$1.7	$8.1	$3.3

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. The amounts recorded as earnout payables are primarily based upon the future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. Subsequent changes in these estimated earnout obligations, including the accretion of discount, will be recorded in the consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During the three-month period ended March 31, 2010, Gallagher recognized $1.4 million of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, Gallagher recognized $0.5 million of additional expense during the three-month period ended March 31, 2010 related to an adjustment in the estimated fair market value of an earnout obligation for a 2009 acquisition.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations were not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2010 was $224.4 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	SRE	WIB	TGA	Total
Current assets	$0.7	$0.7	$—	$1.4
Fixed assets	—	0.4	—	0.4
Noncurrent assets	—	—	—	—
Goodwill	0.3	2.5	1.1	3.9
Expiration lists	1.0	2.2	0.6	3.8
Non-compete agreements	—	0.1	—	0.1

Total assets acquired	2.0	5.9	1.7	9.6

Current liabilities	0.4	0.8	—	1.2
Noncurrent liabilities	0.3	—	—	0.3

Total liabilities assumed	0.7	0.8	—	1.5

Total net assets acquired	$1.3	$5.1	$1.7	$8.1

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $3.9 million, $3.8 million and $0.1 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of three to fifteen years and three to five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2010 and 2009 related to continuing operations. Of the $3.8 million of expiration lists related to the 2010 acquisitions, $1.0 million is not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $0.3 million and a corresponding amount of goodwill in 2010 related to the nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2010, Gallagher issued 368,000 shares of its common stock, paid $1.3 million in cash, and accrued $7.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.8 million. During the three-month period ended March 31, 2009, Gallagher issued 453,000 shares of its common stock, paid $2.0 million in cash and accrued $0.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.0 million. During the three-month period ended March 31, 2009, Gallagher issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008.

Gallagher’s consolidated financial statements for the three-month period ended March 31, 2010 includes the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2009 (in millions, except per share data):

	Three-month period ended March 31,
	2010	2009
Total revenues	$483.2	$402.8
Earnings from continuing operations	29.2	28.7
Basic earnings from continuing operations per share	0.28	0.29
Diluted earnings from continuing operations per share	0.28	0.29

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2009, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the three-month period ended March 31, 2010 totaled approximately $5.6 million.

5. Discontinued Operations

The assets and liabilities included in the accompanying March 31, 2010 and December 31, 2009 consolidated balance sheet related to discontinued operations were as follows (in millions):

	March 31, 2010	December 31, 2009
Restricted cash	$0.5	$0.3
Other noncurrent assets	11.8	12.9

Total assets	$12.3	$13.2

Premiums payable to insurance and reinsurance companies	$0.2	$0.2
Other current liabilities	1.0	1.0
Other noncurrent liabilities	11.1	12.0

Total liabilities	$12.3	$13.2

6. Intangible Assets

The carrying amount of goodwill at March 31, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
United States	$718.3	$9.5	$—	$727.8
Foreign, principally Australia, Canada and the U.K.	24.3	0.2	—	24.5

Total goodwill - net	$742.6	$9.7	$—	$752.3

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2010 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2010	$732.6	$9.7	$—	$742.3
Goodwill acquired during the period	3.9	—	—	3.9
Goodwill related to earnouts recognized during the period	5.8	—	—	5.8
Foreign currency translation adjustments during the period	0.3	—	—	0.3

Balance as of March 31, 2010	$742.6	$9.7	$—	$752.3

Major classes of amortizable intangible assets consist of the following (in millions):

	March 31, 2010	December 31, 2009
Expiration lists	$601.2	$594.8
Accumulated amortization - expiration lists	(180.0)	(166.6)

	421.2	428.2

Non-compete agreements	22.2	22.2
Accumulated amortization - non-compete agreements	(18.7)	(18.4)

	3.5	3.8

Trade name	8.1	7.9
Accumulated amortization - trade name	(1.7)	(1.5)

	6.4	6.4

Net amortizable assets	$431.1	$438.4

Estimated aggregate amortization expense for each of the next five years is as follows:

2010 (remaining nine months)	$41.8
2011	54.6
2012	51.6
2013	50.1
2014	48.3

Total	$246.4

7. Credit and Other Debt Agreements

Note Purchase Agreement - Gallagher is party to an Amended and Restated Note Purchase Agreement dated as of December 19, 2007, with certain accredited institutional investors, pursuant to which Gallagher issued and sold to the Purchasers $100.0 million in aggregate principal amount of Gallagher’s 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of Gallagher’s 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement. These notes require semi-annual payments of interest that are due on February 3 and August 3. In connection with entering into this note purchase agreement, Gallagher incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

Gallagher is also party to a note purchase agreement dated as of November 30, 2009, with certain accredited institutional investors, pursuant to which Gallagher issued and sold $150.0 million in aggregate principal amount of Gallagher’s 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement. These notes require semi-annual payments of interest that are due on May 30 and November 30.

Under the terms of the respective note purchase agreements, the notes are redeemable by Gallagher at any time, in whole or in part, at 100% of the principal amount of such notes being redeemed, together with accrued and unpaid interest and a “make-whole amount.” The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yields plus 0.5% and is designed to compensate the Purchasers for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the notes. Gallagher currently has no intention of prepaying the notes.

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at March 31, 2010. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The notes issued under the note purchase agreements are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s Credit Agreement discussed below.

Credit Agreement - Gallagher is party to an Amended and Restated Multi Currency Credit Agreement dated as of December 19, 2007 (the Credit Agreement), which expires on October 4, 2010, with a group of financial institutions. The Credit Agreement provides for a revolving credit commitment of up to $450.0 million, of which up to $125.0 million may be used for issuances of standby or commercial letters of credit (LOCs) and up to $30.0 million may be used for the making of swing loans. Gallagher may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $550.0 million.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2010. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2010, $14.6 million of LOCs (for which Gallagher had $8.1 million of liabilities recorded at March 31, 2010) were outstanding under the Credit Agreement. There were $35.0 million of borrowings outstanding under the Credit Agreement at March 31, 2010. Accordingly, as of March 31, 2010, $400.4 million remained available for potential borrowings, of which $110.4 million may be in the form of additional LOCs. The weighted average interest rate on the $35.0 million of outstanding borrowings, which is based on a spread over short-term LIBOR, was 0.74%. The interest rate at April 19, 2010 for a sixty day borrowing was 0.78%.

The following is a summary of Gallagher’s debt (in millions):

	March 31, 2010	December 31, 2009
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0

Total Note Purchase Agreements	550.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 0.80%, expires October 4, 2010	35.0	—

Total debt	$585.0	$550.0

The fair value of the $550.0 million note purchase agreement debt at March 31, 2010 was $575.0 million due to the long-tem duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes at Gallagher, therefore the market quotes are deemed to be the closest approximation of current market rates. At March 31, 2010, Gallagher had $35.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates.

See Note 14 to the consolidated financial statements for additional discussion on commitments and contingencies.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2010	2009
Earnings from continuing operations	$29.2	$28.3
Loss from discontinued operations	—	(1.9)

Net earnings	$29.2	$26.4

Weighted average number of common shares outstanding	102.7	98.0
Dilutive effect of stock options using the treasury stock method	0.2	0.1

Weighted average number of common and common equivalent shares outstanding	102.9	98.1

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.29
Loss from discontinued operations	—	(0.02)

Net earnings	$0.28	$0.27

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.29
Loss from discontinued operations	—	(0.02)

Net earnings	$0.28	$0.27

Options to purchase 11.6 million and 12.6 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

9. Stock Option Plans

On May 12, 2009, Gallagher’s stockholders approved the 2009 Long-Term Incentive Plan (LTIP). The LTIP’s term began May 12, 2009 and it terminates on the date of the first annual meeting of stockholders to occur on or after the fifth anniversary of its effective date, unless terminated earlier by Gallagher’s Board of Directors. All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. The Compensation Committee of Gallagher’s Board of Directors determines the participants under the LTIP. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the plan limits, the Compensation Committee has the discretionary authority to determine the size of an award.

As of the effective date of the plan, 3.0 million shares of Gallagher’s common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or any of the predecessor plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by Gallagher to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

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

The LTIP provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified options. The period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right is determined by the Compensation Committee, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of Gallagher common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise (subject to withholding taxes), cash or shares of Gallagher common stock (which may be restricted stock) with a value equal to the difference between the fair market value of Gallagher common stock on the exercise date and the base price of the stock appreciation right.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of Gallagher common stock or through a cashless exercise arrangement. All of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason, are determined by the Compensation Committee. Stock option and stock appreciation right awards under the plan are non-transferable.

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

Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. Under the expired plans, Gallagher granted both incentive and non-qualified stock options to officers and key employees of Gallagher and its subsidiaries. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the non-qualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or earlier in the event of death, disability or retirement (if the retirement eligible age requirement is met). Options granted prior to 2009 expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met). On March 2, 2010, the Compensation Committee granted 858,000 options to officers and key employees of Gallagher that become exercisable at the rate of 20% per year on the anniversary date of the grant The 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

In addition to the employee plans discussed above, Gallagher had a non-employee directors’ stock option plan, under which, in 2007 and prior years, discretionary options were granted at the direction of the Compensation Committee and retainer options were granted in lieu of the directors’ annual retainer. Discretionary options were exercisable at such rates as determined by the Compensation Committee on the date of grant. Retainer options were cumulatively exercisable at the rate of 25% of the total retainer option at the end of each full fiscal quarter following the date of grant. Options granted under the non-employee directors’ plan contained provisions where the vesting of the stock options accelerates to 100% on the termination of the director.

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher, as defined in the plan documents.

During both the three-month periods ended March 31, 2010 and 2009, Gallagher recognized $1.0 million of compensation expense related to its stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. No stock option grants were made by Gallagher in first quarter 2009. In 2010, the fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	5.0%
Expected risk-free interest rate	2.8%
Volatility	27.1%
Expected life (in years)	6.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Any option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the three-month period ended March 31, 2010, as determined on the grant date using the Black-Scholes option pricing model, was $3.87.

The following is a summary of Gallagher’s stock option activity and related information for 2010 (in millions, except exercise price and years data):

	Three-month period ended March 31, 2010
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.4	$26.26
Granted	0.9	24.13
Exercised	(0.5)	18.49
Forfeited or canceled	(0.1)	26.23

Ending balance	13.7	$26.42	4.14	$6.5

Exercisable at end of period	9.1	$26.48	3.42	$5.1

Ending vested and expected to vest	13.7	$26.42	4.13	$6.4

Options with respect to 2.7 million shares (less any shares of restricted stock issued under the LTIP as discussed in Note 11 to the consolidated financial statements) were available for grant under the LTIP at March 31, 2010.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2010 and 2009 amounted to $2.9 million and $0.1 million, respectively. As of March 31, 2010, there was approximately $29.0 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2010 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 23.76	2.4	3.49	$22.09	1.8	$21.70
24.00 - 24.90	2.7	4.31	24.60	1.4	24.81
24.99 - 27.10	2.6	3.11	26.41	2.0	26.41
27.11 - 28.00	2.3	5.27	27.31	1.4	27.32
28.18 - 29.42	2.6	4.95	29.22	1.6	29.28
29.45 - 36.94	1.1	3.27	32.18	0.9	32.23

$ 1.11 - $ 36.94	13.7	4.14	$26.42	9.1	$26.48

10. Deferred Compensation

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During both the three-month periods ended March 31, 2010 and 2009, $0.4 million was charged to compensation expense related to this plan. At March 31, 2010 and December 31, 2009, $9.2 million (related to 673,000 shares) and $9.5 million (related to 685,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at March 31, 2010 and December 31, 2009 was $16.5 million and $15.4 million, respectively.

In first quarter 2010 and 2009, the Compensation Committee approved $5.9 million and $5.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan. All cash will be contributed to the rabbi trust in second or third quarter 2010 for the 2010 awards, and all cash was contributed in second quarter 2009 for the 2009 awards. The fair value of the funded cash award assets at March 31, 2010 and December 31, 2009 was $13.9 million and $13.3 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended March 31, 2010 and 2009, $0.7 million and $0.6 million, respectively, was charged to compensation expense related to these awards. During the three-month periods ended March 31, 2010 and 2009, cash and equity awards with an aggregate fair value of $0.4 million were vested and distributed to employees under this plan.

11. Restricted Stock and Cash Awards

Restricted Stock Awards

As disclosed in Note 9 to the consolidated financial statements, Gallagher’s stockholders approved the LTIP on May 12, 2009. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the Compensation Committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed at Gallagher during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee. The Compensation Committee may also grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for awards of restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At March 31, 2010, 396,000 shares were available for grant under the LTIP.

Prior to May 12, 2009, Gallagher had a restricted stock plan for its directors, officers and certain other employees, which was superseded by the LTIP. Under the provisions of that plan, Gallagher was authorized to issue 4.0 million restricted shares or related stock units of Gallagher common stock. The Compensation Committee was responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of Gallagher common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with Gallagher for a period of time after the date the award was granted. The Compensation Committee determined each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award.

In first quarter 2010 and 2009, Gallagher granted 185,000 and 211,000 shares, respectively, of its common stock to employees under the LTIP or restricted stock plan, as applicable, with an aggregate fair value of $4.5 million and $3.4 million, respectively, at the date of grant.

The 2010 and 2009 restricted stock awards (restricted shares or related stock units) vest as follows: 185,000 shares granted in first quarter 2010 and 199,000 shares granted in first quarter 2009, vest in full based on continued employment through March 3, 2014 and March 4, 2013, respectively. In addition, 12,000 shares granted in first quarter 2009 vest annually on a pro rata basis over a six-year period.

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended March 31, 2010 and 2009, $1.0 million and $0.9 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2005 through 2010. At March 31, 2010 and December 31, 2009, $3.0 million (related to 233,000 shares) and $3.4 million (related to 251,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at March 31, 2010 and 2009 was $21.6 million and $13.1 million, respectively.

Cash Awards

On March 4, 2009, pursuant to a Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Performance Unit Program consists of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period, eligible employees were granted a number of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2012. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2011, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2012. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2009, Gallagher granted 1.2 million units under the Performance Unit Program in first quarter 2010 that will fully vest on January 1, 2012. During the three-month period ended March 31, 2010, $3.6 million was charged to compensation expense related to this provisional grant.

During the three-month period ended March 31, 2009, $0.6 million was charged to compensation expense related to a 2007 grant under the Performance Unit Program that fully vested on January 1, 2010. During the three-month period ended March 31, 2010, cash awards related to the 2007 grant with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Performance Unit Program.

On March 2, 2010, pursuant to the Performance Unit Program, the Compensation Committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to officers and key employees of Gallagher that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2010 grants are similar to the terms discussed above for the 2009 grants; however, any 2010 granted units will fully vest based on continuous employment through January 1, 2013. No compensation expense was recognized during the three-month period ended March 31, 2010 related to this provisional grant.

12. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of Gallagher’s common stock under the ESPP during any calendar year. Currently, 1.5 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The quarterly ESPP information for the three-month periods ended March 31, 2010 and 2009 is as follows (in millions, except per share and share data):

2010
Fair market value per share at date of purchase	$24.55
Purchase price per share	$21.21
Shares issued	116,000
Aggregate purchase price	$2.5
2009
Fair market value per share at date of purchase	$17.00
Purchase price per share	$16.15
Shares issued	146,000
Aggregate purchase price	$2.4

13. Retirement Plans

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2010	2009
Service cost	$0.1	$0.1
Interest cost on benefit obligation	2.9	2.8
Expected return on plan assets	(3.3)	(2.6)
Amortization of net actuarial loss	0.5	1.2

Net periodic benefit cost	$0.2	$1.5

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2010 and 2009 plan years. This level of required funding is based on the plan being frozen at March 31, 2010, and the aggregate amount of Gallagher’s historical funding. During the three-month period ended March 31, 2010, Gallagher made discretionary contributions of $1.5 million to the plan. During the three-month period ended March 31, 2009, Gallagher did not make any contributions to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

14. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 7 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at March 31, 2010 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Note purchase agreements	$—	$—	$—	$—	$100.0	$450.0	$550.0
Credit Agreement	35.0	—	—	—	—	—	35.0

Total debt obligations	35.0	—	—	—	100.0	450.0	585.0
Operating lease obligations	65.2	57.6	45.9	30.0	17.1	37.2	253.0
Less sublease arrangements	(3.4)	(3.8)	(3.3)	(2.0)	(1.3)	(0.4)	(14.2)
Outstanding purchase obligations	2.5	3.6	2.0	0.1	—	—	8.2

Total contractual obligations	$99.3	$57.4	$44.6	$28.1	$115.8	$486.8	$832.0

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

See Note 7 to the consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - Gallagher has a $450.0 million Credit Agreement, which expires on October 4, 2010, that it uses to post LOCs and that it can use from time to time to borrow funds to supplement operating cash flows. At March 31, 2010, $14.6 million of LOCs (for which Gallagher had $8.1 million of liabilities recorded as of March 31, 2010) were outstanding under the Credit Agreement. There were $35.0 million of borrowings outstanding under the Credit Agreement at March 31, 2010. Accordingly, as of March 31, 2010, $400.4 million remained available for potential borrowings, of which $110.4 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 7 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - Gallagher’s executive offices of the Corporate Segment and certain subsidiary and branch facilities of the Brokerage and Risk Management Segments are located at Two Pierce Place, Itasca, Illinois, where Gallagher leases approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of March 31, 2010. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of March 31, 2010 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2010	2011	2012	2013	2014	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14.6	$14.6
Funding commitments	—	—	—	0.1	—	0.7	0.8

Total commitments	$—	$—	$—	$0.1	$—	$15.3	$15.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect Gallagher’s actual future cash funding requirements. See Note 3 to the consolidated financial statements for a discussion of Gallagher’s funding commitments related to its Corporate Segment and the Off-Balance Sheet Debt section below for a discussion of LOCs. All of the LOCs represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, Gallagher has acquired 140 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the applicable acquisition. The maximum earnout obligations related to the 2010 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to the 2009 acquisitions was $141.3 million, of which $62.5 million was recorded in the consolidated balance sheet as of March 31, 2010 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2010 was $224.4 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2010 or December 31, 2009 that was recourse to Gallagher.

At March 31, 2010, Gallagher had posted two LOCs totaling $8.9 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $8.1 million. Gallagher has an equity investment in a rent-a-captive facility, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At March 31, 2010, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

Litigation - Gallagher is a defendant in various legal actions related to employment matters and otherwise incident to the nature of its business. Gallagher believes it has meritorious defenses and intends to defend itself vigorously in all unresolved legal actions. In addition, Gallagher is the plaintiff in certain legal actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcomes of these legal actions nor their effect upon Gallagher’s business, financial condition or results of operations can be determined at this time.

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the March 31, 2010 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.5 million and below the upper end of the most recently determined actuarial range by $3.6 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, Gallagher developed and then sold portions of its ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, Gallagher provided various indemnifications. At March 31, 2010, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $210.0 million, net of the applicable income tax benefit. In addition, Gallagher recorded tax benefits in connection with its ownership in these investments. At March 31, 2010, Gallagher had exposure on $155.3 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause Gallagher to be subject to liability under the indemnification obligations discussed above.

15. Other Comprehensive Earnings

The after-tax components of Gallagher’s other comprehensive earnings consists of the following:

	Three-month period ended March 31,
	2010	2009
Net earnings	$29.2	$26.4
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	0.3	0.7
Foreign currency translation, net of taxes	(0.5)	(1.6)

Other comprehensive earnings	$29.0	$25.5

The foreign currency translation during the three-month periods ended March 31, 2010 and 2009 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

16. Income Taxes

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.2 million and $42.0 million at March 31, 2010 and December 31, 2009, respectively. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2010 and December 31, 2009, Gallagher had accrued interest and penalties related to unrecognized tax benefits, net of tax, of $2.7 million and $3.5 million, respectively. Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions and a number of these examinations are currently ongoing. Due to the potential for resolution of Federal, state, local and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Gallagher’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $28.0 million.

17. Segment Information

Gallagher has identified three business segments: Brokerage, Risk Management and Corporate.

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

The Corporate Segment manages Gallagher’s interests primarily in alternative energy (clean-energy/tax-advantaged) and venture capital investments. This segment also holds all of Gallagher’s corporate debt.

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

Financial information relating to Gallagher’s segments for 2010 and 2009 is as follows (in millions):

	Three-month period ended March 31,
	2010	2009
Brokerage
Total revenues	$304.4	$289.5

Earnings from continuing operations before income taxes	$39.4	$39.2

Identifiable assets at March 31, 2010 and 2009	$2,347.4	$2,283.6

Risk Management
Total revenues	$110.5	$112.2

Earnings from continuing operations before income taxes	$15.4	$14.3

Identifiable assets at March 31, 2010 and 2009	$334.2	$352.5

Corporate
Total revenues (loss)	$67.5	$(0.6)

Loss from continuing operations before income taxes	$(11.9)	$(10.0)

Identifiable assets at March 31, 2010 and 2009	$550.5	$472.5

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2010 and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2010 and 2009 and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of Gallagher’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 5, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 26, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related Notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 91% of its revenues domestically, with the remaining 9% derived primarily in Australia, Bermuda, Canada, New Zealand and the U.K. Gallagher operates three business segments: Brokerage, Risk Management and Corporate, which contributed 63%, 23% and 14%, respectively, to revenues during the three-month period ended March 31, 2010. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Investment income is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as alternative energy (clean-energy/tax-advantaged) investments and venture capital funds.

Insurance Market Overview

Fluctuations in premiums charged by P/C insurance carriers (Carriers) have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Various factors, including competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, can result in flat or reduced P/C premium rates (a “soft” market). A soft market tends to put downward pressure on commission revenues. Various countervailing factors, such as greater than anticipated loss experience and capital shortages, can result in increasing P/C premium rates (a “hard” market). A hard market tends to favorably impact commission revenues. Hard and soft markets may be broad-based or more narrowly focused across individual product lines or geographic areas.

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

Beginning in 2004 and continuing into 2010, the P/C insurance market has been operating in a soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell again during first quarter 2010. The average premium decline for all commercial accounts, regardless of size, was 5.3% for first quarter 2010 which was slightly less than rate declines in fourth quarter 2009. Strong competition for new business by carriers looking to increase market share in a still weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the market place diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industries. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher is considering, and intends to continue to consider from time to time, additional acquisitions on terms that it deems advantageous. At any particular time Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to Gallagher.

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that Gallagher offers its clients, overall capacity in the industry could be negatively affected, which could reduce Gallagher’s placement of certain line and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom Gallagher places business could result in errors and omissions claims by Gallagher’s clients, which could adversely affect Gallagher’s results of operations and financial condition. In addition, the deterioration in the economy that occurred in 2009 could adversely impact Gallagher during the remainder of 2010 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s 2010 and future years’ commission revenues when exposure audits by the carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

Critical Accounting Policies

Gallagher’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Gallagher believes the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for other significant accounting policies.

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed Supplemental commissions, contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail or other carrier specific information is received by Gallagher from the insurance carrier. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual time period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Tax law requires items be included in Gallagher’s tax returns at different times than the items are reflected in the financial statements. As a result, the annual income tax expense reflected in the Consolidated Statement of Earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.

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

Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2010 and 2009 related to continuing operations. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Effective January 1, 2009, Gallagher estimates and recognizes the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2010 and 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations will be recorded in the Consolidated Statement of Earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s Consolidated Statement of Earnings. See Note 4 to the Consolidated Financial Statements for additional discussion on the 2010 business combinations.

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

If an indicator of impairment exists, Gallagher compares the investment’s carrying value to an estimate of its fair value. To estimate the fair value of its equity interests, Gallagher compares values established in recent recapitalizations or appraisals for the subject entities conducted by third parties. In some cases, no such recapitalizations or appraisals exist and Gallagher must perform its own valuations. This also requires Gallagher to exercise significant judgment. Even if impairment indicators exist, no write-down may be required if the estimated fair value is not less than the current carrying value, or the decline in value is determined to be temporary and Gallagher has no intent to sell the investment, and it is more likely than not that Gallagher will not be required to sell the investment prior to a recovery in value. When Gallagher determines that the decline in fair value is other-than-temporary, and therefore that a write-down is required, it is recorded as a realized loss against current period earnings.

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

Business Combinations and Dispositions

See Note 4 to the Consolidated Financial Statements for a discussion of Gallagher’s 2010 business combinations. Gallagher had no material dispositions in 2010.

Effective April 1, 2010, Gallagher acquired all of the insurance brokerage business of FirstCity Partnership Limited (FirstCity) of London, England in exchange for a payment of approximately $32.0 million in cash and Gallagher’s common stock. FirstCity is a Financial Services Authority (FSA) authorized Lloyd’s insurance broker and advisory firm that primarily specializes in insurance coverages for all aspects of the financial services industry. Estimated annualized revenues of the business acquired from FirstCity are approximately $30.0 million.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission, fee and supplemental commission revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission, fee and supplemental commission revenues in its discussion of results of operations, Gallagher excludes the first twelve months of commission, fee and supplemental commission revenues generated from the acquisitions accounted for as purchases and the commission and fee revenues related to operations disposed of in each year presented. These commission, fee and supplemental commission revenues are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues and foreign currency translation. These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2010 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

Brokerage

The Brokerage Segment accounted for 63% of Gallagher’s revenue during the three-month period ended March 31, 2010. Gallagher’s Brokerage Segment is primarily comprised of Retail and Wholesale Brokerage operations. Gallagher’s Retail Brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s Retail Brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Gallagher’s Wholesale Brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its Retail Brokerage services is commissions paid by insurance carriers, which are usually based upon a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by its clients. For Wholesale Brokerage services, Gallagher generally receives a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. In addition, under certain circumstances, both Retail Brokerage and Wholesale Brokerage Services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual time period.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended March 31,		Percent Change
	2010	2009
Commissions	$204.2	$198.0	3%
Fees	54.9	54.8	—
Supplemental and contingent commissions	43.4	29.5	47%
Investment income	1.0	1.1	(9%)
Gains on books of business sales	0.9	6.1	(85%)

Total revenues	304.4	289.5	5%

Compensation	191.5	182.3	5%
Operating	53.3	51.1	4%
Depreciation	4.6	4.7	(2%)
Amortization	13.7	12.2	12%
Change in estimated acquisition earnout payables	1.9	—	NMF

Total expenses	265.0	250.3	6%

Earnings from continuing operations before income taxes	39.4	39.2	1%
Provision for income taxes	15.9	15.1	5%

Earnings from continuing operations	$23.5	$24.1	(2%)

Growth in revenues	5%	12%
Organic decline in commissions, fees and supplemental commissions	(3%)	(1%)
Compensation expense ratio	63%	63%
Operating expense ratio	18%	18%
Pretax profit margin	13%	14%
Effective tax rate	40%	39%
Workforce at end of period (includes acquisitions)	5,857	5,914
Identifiable assets at March 31	$2,347.4	$2,283.6

The aggregate increase in commissions and fees for the three-month period ended March 31, 2010 compared to the same period in 2009 was primarily due to revenues associated with acquisitions that were made in the last twelve months ($19.5 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production of commission and fees was $44.4 million in 2010, which was offset by renewal rate decreases and lost business of $55.3 million. Commissions increased 3% and fees increased slightly in the three-month period ended March 31, 2010 compared to the same period in 2009. Organic commission, fee and supplemental commission revenues for the three-month period ended March 31, 2010 declined 2.8% compared to the same period in 2009.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended March 31, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Commission revenues as reported	$204.2	$198.0	$198.0	$183.4
Fee revenues as reported	54.9	54.8	54.8	50.4
Supplemental commission revenues as reported	27.9	15.7	15.7	6.4
Less commission and fee revenues from acquisitions	(17.2)	—	(37.9)	—
Less commission and fee revenues related to divestitures	—	—	—	(6.1)
Less supplemental commissions from acquisitions	(6.1)	—	(3.1)	—
Net timing items	(1.3)	—	—	—
Levelized foreign currency translation	—	1.4	—	(3.4)

Organic commission and fee revenues	$262.4	$269.9	$227.5	$230.7

Organic commission and fee revenue decline	-2.8%		-1.4%

Two revenue recognition timing items impact the above organic revenue computations. First, in the fourth quarter 2009, Gallagher recognized $5.9 million of supplemental commissions that would have otherwise been recognized in first quarter 2010. Second, more than offsetting the first item above, for certain 2010 supplemental commission arrangements, insurance carriers are now providing sufficient quarterly information to Gallagher resulting in the recognition of supplemental commission revenues on a quarterly basis. In first quarter 2010, Gallagher recognized $7.2 million of supplemental commissions that otherwise would have been recognized primarily in first quarter 2011 when the annual information would have been received from the carriers. Gallagher anticipates that these carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters. Accordingly, between these and all other carriers, Gallagher anticipates recognizing approximately $9.0 to $11.0 million of total supplemental commission revenues per quarter for the remaining three quarters of 2010 and all four quarters of 2011, assuming the current market conditions continue in those future quarters.

The components of contingent commissions for the three-month periods ended March 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Total contingent commission revenues	$15.5	$13.8	$11.5
Less contingent commission revenues from acquisitions	(1.3)	(4.9)	(2.8)

Non-acquisition contingent commission revenues	$14.2	$8.9	$8.7

Supplemental and contingent commission revenues recognized in 2009 and 2008 by quarter are as follows:

	Q1	Q2	Q3	Q4	Full Year
2009
Supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Contingent commissions	13.8	6.0	5.8	2.0	27.6

Supplemental and contingent commissions	$29.5	$11.8	$10.3	$13.4	$65.0

2008
Supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Contingent commissions	11.5	5.0	7.2	1.6	25.3

Supplemental and contingent commissions	$17.9	$8.3	$12.3	$7.2	$45.7

Investment income primarily represents interest income earned on cash and restricted funds. The slight decrease in investment income in the three-month periods ended March 31, 2010 compared to the same period in 2009 was primarily due to a decrease in interest income earned on cash and restricted funds due to lower market yield.

The decrease in one-time gains related to sales of books of business for the three-month period ended March 31, 2010 compared to the same period in 2009 was due to the unusually high level of disposition activity that occurred in 2009.

The increase in compensation expense for the three-month period ended March 31, 2010 compared to the same period in 2009 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($6.8 million in the aggregate) and an increase in employee benefits expense ($2.6 million), partially offset by an decrease in temporary-help expense ($0.2 million). The decrease in employee headcount in 2010 relates to job elimination and attrition of employees offset by an increase in headcount due to employees associated with the acquisitions that were made in the last twelve months and new production hires.

In fourth quarter 2009, Gallagher reduced its Brokerage Segment’s existing middle and back office workforce by approximately 230 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. Future annual pretax cost savings associated with these actions are estimated to be approximately $22.0 million. Anticipated to offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $10.0 million to $11.0 million, related to the remaining workforce.

The increase in operating expenses for the three-month period ended March 31, 2010 compared to the same period in 2009 was due primarily to increases in sales development ($1.0 million), net rent and utilities ($0.8 million), taxes, licenses and fees ($0.8 million) and bad debt expense ($0.6 million) slightly offset by a decrease in professional fees ($0.8 million) and foreign currency translation ($0.6 million). Also, contributing to the increase in operating expenses in the three-month period ended March 31, 2010 were increased expenses associated with the acquisitions completed in the last twelve months.

Depreciation expense remained relatively unchanged in the three-month period ended March 31, 2010 compared to the same period in 2009.

The increase in amortization expense in the three-month period ended March 31, 2010 compared to the same period in 2009 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements).

The change in estimated acquisition earnout payable expense as reported in the three-month period ended March 31, 2010 compared to the same period in 2009 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009. During the three-month period ended March 31, 2010, Gallagher recognized $1.4 million of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2010 and 2009 acquisitions. In addition, Gallagher recognized $0.5 million of additional expense during the three-month period ended March 31, 2010 related to an adjustment in the estimated fair market value of an earnout obligation for a 2009 acquisition.

The Brokerage Segment’s effective tax rates for the three-month periods ended March 31, 2010 and 2009 were 40.4% and 38.5%, respectively. The increase in the first quarter 2010 tax rate compared to the prior year quarter is primarily due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Brokerage Segment for the foreseeable future.

Risk Management

The Risk Management Segment accounted for 23% of Gallagher’s revenue from continuing operations during the three-month period ended March 31, 2010. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended March 31,		Percent Change
	2010	2009
Fees	$110.1	$111.8	(2%)
Investment income and other	0.4	0.4	—

Total revenues	110.5	112.2	(2%)

Compensation	67.7	68.1	(1%)
Operating	24.2	26.6	(9%)
Depreciation	3.0	3.0	—
Amortization	0.2	0.2	—

Total expenses	95.1	97.9	(3%)

Earnings from continuing operations before income taxes	15.4	14.3	8%
Provision for income taxes	6.2	5.6	11%

Earnings from continuing operations	$9.2	$8.7	6%

Decline in revenues	(2%)	(3%)
Organic growth (decline) in fees	(5%)	1%
Compensation expense ratio	61%	61%
Operating expense ratio	22%	24%
Pretax profit margin	14%	13%
Effective tax rate	40%	39%
Workforce at end of period	3,637	3,865
Identifiable assets at March 31	$334.2	$352.5

The decrease in fees for the three-month period ended March 31, 2010 compared to the same period in 2009 was due primarily to lost business and the impact of decreased claim counts (total of $11.9 million), which were partially offset by new business of $10.2 million. Historically, the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended March 31, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Fee revenues as reported	$110.1	$111.8	$111.8	$115.1
Levelized foreign currency translation	—	3.5	—	(4.7)

Organic revenues	$110.1	$115.3	$111.8	$110.4

Organic revenue growth (decline)	-4.5%		1.3%

Investment income primarily represents interest income earned on Gallagher’s cash and cash equivalents. The investment income in the three-month periods ended March 31, 2010 and 2009 remained relatively unchanged.

The decrease in compensation expense for the three-month period ended March 31, 2010 compared to the same period in 2009 was primarily due to decreased headcount and salaries ($2.8 million), partially offset by foreign currency translation ($2.1 million) and increases in temporary help ($0.2 million) and employee benefits ($0.1 million).

In fourth quarter 2009, Gallagher reduced its Risk Management Segment’s existing middle and back office workforce by approximately 170 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. Future annual pretax cost savings associated with these actions are estimated to be approximately $12.0 million. Anticipated to offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $2.0 million to $3.0 million, related to the remaining workforce.

The decrease in operating expenses for the three-month period ended March 31, 2010 compared to the same period in 2009 was primarily due to decreases in professional fees ($1.5 million), office expense ($0.9 million), net rent and utilities ($0.5 million) and travel and entertainment expense ($0.2 million) slightly offset by increases in business insurance ($0.4 million) and bad debt expense ($0.3 million).

Depreciation expense remained relatively unchanged in the three-month period ended March 31, 2010 compared to the same period in 2009 and reflects the impact of disposals and fully depreciated fixed assets, partially offset by the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense remained unchanged in the three-month period ended March 31, 2010 compared to the same period in 2009. Historically, the Risk Management Segment has made few acquisitions, and no acquisitions were made by this Segment during the three-month period ended March 31, 2010.

The Risk Management Segment’s effective tax rates for the three-month periods ended March 31, 2010 and 2009 were 40.3% and 39.2%, respectively. The increase in the first quarter tax rate is primarily due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in 2009. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Risk Management Segment for the foreseeable future.

Corporate

The Corporate Segment reports the financial information related to Gallagher’s clean-energy ventures and other investments, its debt, and certain corporate and acquisition-related activities. The operations of the Corporate Segment are located in Itasca, Illinois. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of March 31, 2010 and December 31, 2009 and a detailed discussion on the nature of the investments held. See Note 7 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of March 31, 2010 and December 31, 2009.

Financial information relating to Gallagher’s Corporate Segment is as follows (in millions):

	Three-month period ended March 31,
	2010	2009
Revenues from consolidated clean-coal production facilities	$62.6	$—
Royalty income from clean-coal licenses	0.9	0.4
Income from unconsolidated clean-coal production facilities	(0.8)	—
Other net revenues (loss)	4.8	(1.0)

Total revenues	67.5	(0.6)

Cost of revenues from consolidated clean-coal production facilities	64.0	—
Compensation	3.0	0.9
Operating	3.7	1.2
Interest	8.6	7.3
Depreciation	0.1	—

Total expenses	79.4	9.4

Loss from continuing operations before income taxes	(11.9)	(10.0)
Benefit for income taxes	(8.4)	(5.5)

Loss from continuing operations	$(3.5)	$(4.5)

Identifiable assets at March 31	$550.5	$472.5

Revenues in the Corporate Segment consist of following:

Revenues from consolidated clean-coal production facilities - This represents revenues from eight clean-coal production facilities that were initially consolidated due to Gallagher’s majority ownership interest. As of March 1, 2010, Gallagher sold portions of its ownership in six of the facilities, and as of that date no longer consolidates those operations, which are now accounted for using equity method accounting. These facilities did not operate in first quarter 2009.

Royalty income from clean-coal licenses - This represents revenues related to Gallagher’s ownership interests in Chem-Mod. Effective August 18, 2008, Gallagher has a 42% ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. The royalty income in first quarter 2010 is higher than first quarter 2009 due to the increased production volume of Chem-Mod’s licensees.

Income from unconsolidated clean-coal production facilities - This includes income related to Gallagher’s equity portion of the pretax earnings (losses) of the six clean-coal production facilities discussed above and the production based income from the investors in the six facilities. The facilities did not operate in first quarter 2009.

Other net revenues (loss) - In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales of portions of Gallagher’s ownership in the six clean-coal production facilities discussed above. The loss in 2009 primarily consists of a $1.0 million write-down by Gallagher of its investment in an investment management company.

Cost of revenues from consolidated clean-coal production facilities includes the costs incurred by the eight clean-coal production facilities to generate the revenues discussed above. These facilities did not operate in first quarter 2009.

Compensation expense in 2010 includes salary and benefit expenses of $1.2 million and incentive compensation of $1.8 million related to completing the sales of certain clean-coal production facilities. The increase in compensation expense for the three-month period ended March 31, 2010 compared to 2009 is primarily due to the increased incentive compensation related to the IRC Section 45 facilities ($1.8 million).

Operating expense in 2010 includes professional fees of $0.6 million primarily related to the sales of certain clean-coal production facilities, expense and minority interest totaling $0.6 million related to royalty income, other corporate operating expenses of $1.0 million and external professional fees and other external due diligence costs of $1.5 million related to 2010 acquisitions. The increase in operating expense for the three-month period ended March 31, 2010 compared to 2009 is primarily due to professional fees and other expenses related to the IRC Section 45 and Chem-Mod operations ($0.4 million), increased bank fees related to corporate debt ($0.2 million) and increased professional fees and other due diligence costs related to 2010 acquisitions ($1.5 million).

The increase in interest expense for the three-month period ended March 31, 2010 compared to the same period in 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($2.2 million), partially offset by a substantial reduction in the amount of borrowings on the Credit Agreement, plus a reduction in the interest rate of those borrowings ($0.9 million).

Depreciation expense remained relatively unchanged in the three-month period ended March 31, 2010 compared to the same period in 2009.

Gallagher’s consolidated effective tax rate for the three-month period ended March 31, 2010 was 31.9% compared to 34.9% for the same period in 2009. The decrease in the first quarter 2010 tax rate compared to the same period in 2009 was the result of the impact of IRC Section 45 tax credits that are expected to be generated throughout 2010. Gallagher’s first quarter 2009 tax rate was lower than the statutory rate due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in 2009.

The clean-coal production facilities could potentially generate quarterly net earnings for Gallagher of $2.0 million to $3.0 million in 2010 while operating under temporary regulatory permits, and after receiving long-term permits and satisfying other operating conditions, potentially up to $10.0 million quarterly from 2011 through 2019, from a combination of pretax income and tax credits under Section 45 of the Internal Revenue Code (IRC Section 45).

Chem-Mod is in the early stages of commercializing and marketing its Chem-Mod™ Solution technologies to its principal customers, coal-fired power plants owned by utility companies, including those utilities that are operating with the clean-coal production facilities Gallagher built.

Gallagher’s ability to recoup its clean-coal related investments and generate earnings on them is subject to significant risk and uncertainties relating to, among other things, its utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, utilities’ use of coal to produce electricity, the operations of the facilities, Gallagher’s co-investors and operational partners, and the defense of intellectual property. Also, while Gallagher believes that refined coal production at the clean-coal production facilities using the Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, there can be no assurance that the production will continue to meet the requirements of IRC Section 45.

See the risk factors regarding Gallagher’s IRC Section 45 facilities under Item 1A, “Risk Factors,” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding these risks and uncertainties. Also see Note 3 to the Consolidated Financial Statements.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements on an annual basis. However, due to seasonality in its operations, in the three-month periods ended March 31, 2010 and 2009, Gallagher relied to a large extent on proceeds from borrowings under its Credit Agreement and the issuance of Gallagher’s common stock for the funding of its 2010 acquisitions and earnout obligations. Management believes that cash flow from operations and borrowings under its Credit Agreement will provide Gallagher with adequate resources to meet its liquidity needs in the foreseeable future. The Credit Agreement expires on October 4, 2010 and Gallagher believes that it will not encounter any significant issues with the ability or willingness of the lenders to enter into a new credit facility.

Cash Flows From Operating Activities

Cash provided by operating activities was $3.5 million for the three-month period ended March 31, 2010. Cash used by operating activities was $34.0 million for the three-month period ended March 31, 2009. The increase in cash provided by operating activities during the three-month period ended March 31, 2010 compared to the same period in 2009 was primarily due to improved cash collections on receivables. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based compensation expenses.

When assessing the overall liquidity of Gallagher, the focus should be on earnings from continuing operations, adjusted for non-cash items, in the Consolidated Statement of Earnings and cash provided by operating activities in the Consolidated Statement of Cash Flows as indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter to quarter and year to year related to these items. In order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds are presented in Gallagher’s Consolidated Balance Sheet as “Restricted Cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2010. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the three-month period ended March 31, 2010, Gallagher made discretionary contributions of $1.5 million to the plan. During the three-month period ended March 31, 2009, Gallagher did not make any contributions to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize an accrued benefit plan liability for its underfunded defined benefit pension and unfunded retiree medical plans (the Plans). The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2009, the funded status of the Plans significantly improved primarily due to favorable asset returns. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $30.5 million, including a related adjustment to tax benefits of $12.4 million and an increase of Gallagher’s stockholders’ equity of $18.1 million in 2009. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2010 or 2009, changes in the pension regulatory environment and investment losses in its pension plan have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $6.0 million and $5.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. In 2010, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $4.3 million and $24.4 million in the three-month periods ended March 31, 2010 and 2009, respectively. Gallagher completed three acquisitions in each of the three-month periods ended March 31, 2010 and 2009.

During the three-month period ended March 31, 2010, Gallagher issued 368,000 shares of its common stock, paid $1.3 million in cash and accrued $7.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.8 million. During the three-month period ended March 31, 2009, Gallagher issued 453,000 shares of its common stock, paid $2.0 million in cash and accrued $0.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.0 million.

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

For a further discussion of risks associated with Gallagher’s acquisition activity, see Item 1A, “Risk Factors,” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009.

Dispositions - During the three-month periods ended March 31, 2010 and 2009, Gallagher sold several small books of business and recognized one-time gains of $0.9 million and $6.1 million, respectively, which approximated the cash proceeds received related to these transactions.

Outlook - Gallagher believes it has sufficient capital to meet its short- and long-term cash flow needs. Except for 2008 and 2005, Gallagher’s earnings from continuing operations before income taxes have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to continue to expand its business through organic growth from its existing operations and growth through acquisitions. Additionally, Gallagher anticipates that it will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (including credit facilities entered into to replace the Credit Agreement when it expires in October 2010) and its common stock to fund acquisitions. In addition, Gallagher may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt markets, equity markets, or restructuring its operations in the event that cash flows from operations are reduced dramatically due to lost business.

Cash Flows From Financing Activities

At March 31, 2010, Gallagher had $550.0 million of corporate related borrowings outstanding under two note purchase agreements entered into in 2009 and 2007 and a cash and cash equivalent balance of $227.1 million. Gallagher also has a $450.0 million Credit Agreement it uses from time to time to borrow funds to supplement operating cash flows. See Note 7 to the Consolidated Financial Statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $35.0 million of borrowings outstanding under the Credit Agreement at March 31, 2010. Due to outstanding letters of credit and borrowings, $400.4 million remained available for potential borrowings under the Credit Agreement at March 31, 2010.

In third quarter 2007 and fourth quarter 2009, Gallagher entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which Gallagher issued and sold to the investors $400.0 million and $150.0 million in aggregate debt, respectively. See Note 7 to the Consolidated Financial Statements for a discussion of the terms of the note purchase agreements. In the three-month periods ended March 31, 2010 and 2009, Gallagher borrowed $35.0 million and $90.0 million, respectively, under the Credit Agreement. Principal uses of the 2010 and 2009 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at March 31, 2010.

Unprecedented disruptions in the credit and financial markets, particularly in the U.S. and Europe, have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing.

Although Gallagher is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability or willingness of the lenders under its revolving credit facility to honor their commitments to extend credit, the U.S. and global credit environment could adversely affect its ability to borrow on its revolving credit facility in the future. The Credit Agreement expires on October 4, 2010 and Gallagher believes that it will not encounter any significant issues with the ability or willingness of the lenders to enter into a new credit facility.

Gallagher also has a significant amount of trade accounts receivable from some of the insurance companies with which it places insurance. If those insurance companies experience liquidity problems or other financial difficulties, Gallagher could encounter delays or defaults in payments owed to Gallagher, which could have a significant adverse impact on Gallagher’s consolidated financial position and results of operations.

See Part I, Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

Dividends - Gallagher’s dividend policy is determined by its Board of Directors. Dividends are declared on a quarterly basis by the Board of Directors after consideration of Gallagher’s available cash from earnings, its anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2010, Gallagher declared $33.3 million in cash dividends on its common stock, or $.32 per common share. On April 15, 2010, Gallagher paid a first quarter dividend of $.32 per common share to shareholders of record at March 31, 2010. If the dividend is maintained at $.32 per common share throughout 2010, this dividend level would result in an annualized net cash used by financing activities in 2010 of approximately $132.6 million (based on the number of outstanding shares as of March 31, 2010) or an increase in cash used of approximately $1.5 million compared to 2009.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the three-month periods ended March 31, 2010 and 2009. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of March 31, 2010, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2010 represent 9,000 shares (at a cost of $0.2 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2010 restricted stock distributions. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2009 represent 11,000 shares (at a cost of $0.2 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the three-month periods ended March 31, 2010 and 2009 were $12.0 million and $2.6 million, respectively. Prior to 2010, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of March 31, 2010, 396,000 shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

Contractual Obligations and Commitments

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Note 14 to the Consolidated Financial Statements for additional discussion of these obligations and commitments. In addition, see Note 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 3, 7 and 14 to the Consolidated Financial Statements for a discussion of Gallagher’s off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion of these off-balance sheet arrangements.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the Act) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Additional written or oral forward-looking statements may be made by Gallagher from time to time in filings with the Securities and Exchange Commission, press releases, its website or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act and the Exchange Act.

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, capital structure, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements made by or on behalf of Gallagher are subject to risks and uncertainties that could cause Gallagher’s actual results to be materially different than those expressed in its forward-looking statements, including but not limited to the following:

•	Commission revenues are highly dependent on premiums charged by insurers, which are subject to fluctuation;

•	Alternative insurance markets continue to grow, which could unfavorably impact commission revenues and favorably impact fee revenues, though not necessarily to the same extent;

•	Revenues vary significantly from period to period as a result of the timing of policy inception dates and the net effect of new and lost business production;

•	Gallagher faces significant competitive pressures;

•

Disruptions in the credit and financial markets could limit Gallagher’s access to capital and credit and make it more difficult for Gallagher to obtain financing for its operations or investments or increase its cost of obtaining financing;

•

The recent recession and the current or any future economic downturn could adversely affect Gallagher’s business in a number of ways, including by causing its clients to purchase less insurance coverage, by leading to a continued reduction in the number of claims processed by Gallagher, or by causing insurance companies with which Gallagher does business to experience liquidity problems, withdraw from writing certain coverages, or fail;

•

Gallagher’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to Gallagher;

•	Gallagher’s debt agreements contain restrictions and covenants that could significantly impact its ability to operate its business;

•	Gallagher could incur substantial losses if one of the commercial banks it uses fails;

•

Gallagher’s non-U.S. operations expose Gallagher to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements including those imposed by the U.S. Foreign Corrupt Practices Act;

•	Gallagher is subject to insurance industry regulation worldwide, and such regulations could change at any time;

•	Changes in Gallagher’s accounting estimates and assumptions could adversely affect its financial position and operating results;

•	Gallagher is subject to a number of contingencies and legal proceedings;

•	Rising employee benefits costs (including pension expense) could reduce Gallagher’s profitability;

•

Gallagher’s effective income tax rate and obligations under tax indemnity agreements may be subject to increase as a result of changes in income tax laws, unfavorable interpretations of past, current or future tax laws or developments resulting in the loss or unavailability of historically claimed tax credits under Section 29 of the Internal Revenue Code;

•

There are significant uncertainties related to Gallagher’s IRC Section 45-related investments, which must be favorably resolved in order for Gallagher to recoup these investments and generate earnings on them; and

•	Operations at Gallagher’s IRC Section 45-related facilities could subject Gallagher to environmental and product liability claims and environmental compliance costs.

The foregoing and other risks and uncertainties are described in more detail in Item 1A, “Risk Factors,” in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at March 31, 2010 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at March 31, 2010 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2010.

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

At March 31, 2010, Gallagher had $550.0 million of borrowings outstanding under its note purchase agreements. The aggregate fair value of these borrowings at March 31, 2010 was $575.0 million due to their long-term duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, and therefore the market quotes are deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at March 31, 2010 and the resulting fair values would be $31.7 million higher than their carrying value.

At March 31, 2010, Gallagher had $35.0 million of borrowings outstanding under its Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at March 31, 2010 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Australian and Canadian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2010 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $0.9 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2010 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $0.8 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. During the three-month periods ended March 31, 2010 and 2009, Gallagher had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of its future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect Gallagher against significant U.K. currency exchange rate movements, but Gallagher is still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month periods ended March 31, 2010 and 2009.

Item 4. Controls and Procedures

Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of such date.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-month period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 14 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2010	—	$—	—	10,000
February 1 to February 28, 2010	—	—	—	10,000
March 1 to March 31, 2010	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of March 31, 2010, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

10.30.3	Third Amendment to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 26, 2010	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2010

Exhibit Index

10.30.3	Third Amendment to the Arthur J. Gallagher & Co. Employee Stock Purchase Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.