Form 10-Q
period 2010-06-30
GALLAGHER ARTHUR J & CO
filed 2010-07-30
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-9761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Pierce Place, Itasca, Illinois 60143-3141

(Address of principal executive offices) (Zip code)

(630) 773-3800

(Registrant’s telephone number, including area code)

Not Applicable

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2010 was 105,203,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Commissions	$257.0	$249.7	$461.2	$447.7
Fees	179.4	186.9	344.4	353.5
Supplemental and contingent commissions	19.3	11.8	62.7	41.3
Investment income	2.1	1.7	3.5	3.2
Gains realized on books of business sales	0.6	3.3	1.5	9.4
Revenues from clean-coal activities	2.4	—	65.1	0.4
Other net revenues (loss)	(1.3)	0.2	3.5	(0.8)

Total revenues	459.5	453.6	941.9	854.7

Compensation	275.8	270.4	538.0	521.7
Operating	87.4	79.1	168.6	158.0
Cost of revenues from clean-coal activities	—	—	64.0	—
Interest	8.7	7.0	17.3	14.3
Depreciation	8.0	7.5	15.7	15.2
Amortization	16.6	14.1	30.5	26.5
Change in estimated acquisition earnout payables	(0.9)	1.4	1.0	1.4

Total expenses	395.6	379.5	835.1	737.1

Earnings from continuing operations before income taxes	63.9	74.1	106.8	117.6
Provision for income taxes	22.0	30.3	35.7	45.5

Earnings from continuing operations	41.9	43.8	71.1	72.1

Discontinued operations:
Earnings (loss) on discontinued operations before income taxes	3.0	—	3.0	(3.3)
Gain on disposal of operations	—	—	—	0.1
Provision (benefit) for income taxes	0.9	—	0.9	(1.3)

Earnings (loss) from discontinued operations	2.1	—	2.1	(1.9)

Net earnings	$44.0	$43.8	$73.2	$70.2

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.44	$0.69	$0.73
Earnings (loss) from discontinued operations	0.02	—	0.02	(0.02)

Net earnings	$0.42	$0.44	$0.71	$0.71

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.44	$0.69	$0.73
Earnings (loss) from discontinued operations	0.02	—	0.02	(0.02)

Net earnings	$0.42	$0.44	$0.71	$0.71

Dividends declared per common share	$0.32	$0.32	$0.64	$0.64

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents	$230.0	$205.9
Restricted cash	566.0	522.6
Premiums and fees receivable	916.0	693.7
Other current assets	111.6	117.8

Total current assets	1,823.6	1,540.0
Fixed assets - net	79.0	80.7
Deferred income taxes	255.4	271.1
Other noncurrent assets	186.4	177.8
Goodwill - net	780.4	742.3
Amortizable intangible assets - net	431.0	438.4

Total assets	$3,555.8	$3,250.3

Premiums payable to insurance and reinsurance companies	$1,414.4	$1,166.5
Accrued compensation and other accrued liabilities	188.5	214.7
Unearned fees	43.7	41.5
Other current liabilities	43.3	51.7
Corporate related borrowings - current	—	—

Total current liabilities	1,689.9	1,474.4
Corporate related borrowings - noncurrent	550.0	550.0
Other noncurrent liabilities	350.5	333.0

Total liabilities	2,590.4	2,357.4

Stockholders’ equity:
Common stock - issued and outstanding 105.2 shares in 2010 and 102.5 shares in 2009	105.2	102.5
Capital in excess of par value	417.2	349.1
Retained earnings	456.3	450.3
Accumulated other comprehensive loss	(13.3)	(9.0)

Total stockholders’ equity	965.4	892.9

Total liabilities and stockholders’ equity	$3,555.8	$3,250.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2010	2009
Cash flows from operating activities:
Earnings from continuing operations	$71.1	$72.1
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net (gain) loss on investments	(3.3)	0.9
Depreciation and amortization	46.2	41.7
Change in estimated acquisition earnout payables	1.0	1.4
Amortization of deferred compensation and restricted stock	3.3	3.1
Stock-based and other noncash compensation expense	3.9	3.9
Net change in restricted cash	(34.3)	(66.7)
Net change in premiums receivable	(196.9)	(279.7)
Net change in premiums payable	222.3	334.7
Net change in other current assets	3.4	10.0
Net change in accrued compensation and other accrued liabilities	(30.4)	(54.2)
Net change in fees receivable/unearned fees	(6.3)	(28.4)
Net change in income taxes payable	8.7	6.4
Net change in deferred income taxes	12.9	26.2
Net change in other noncurrent assets and liabilities	(11.0)	5.2

Net cash provided by operating activities of continuing operations	90.6	76.6
Earnings (loss) from discontinued operations	2.1	(1.9)
Noncash items related to discontinued operations	(3.1)	3.0
Net gain on disposal of discontinued operations	—	(0.1)

Net cash provided by operating activities	89.6	77.6

Cash flows from investing activities:
Net additions to fixed assets	(13.0)	(13.5)
Cash paid for acquisitions, net of cash acquired	(25.0)	(31.9)
Net proceeds of investment transactions	13.2	0.3

Net cash used by investing activities	(24.8)	(45.1)

Cash flows from financing activities:
Proceeds from issuance of common stock	23.1	4.5
Tax impact from issuance of common stock	2.4	(3.1)
Repurchases of common stock	(0.3)	(0.3)
Dividends paid	(65.9)	(62.9)
Borrowings on line of credit facility	48.0	105.0
Repayments on line of credit facility	(48.0)	(44.0)

Net cash used by financing activities	(40.7)	(0.8)

Net increase in cash and cash equivalents	24.1	31.7
Cash and cash equivalents at beginning of period	205.9	194.4

Cash and cash equivalents at end of period	$230.0	$226.1

Supplemental disclosures of cash flow information:
Interest paid	$17.3	$14.3
Income taxes paid	12.8	15.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2009	102.5	$102.5	$349.1	$450.3	$(9.0)	$892.9
Net earnings	—	—	—	73.2	—	73.2
Net change in pension liability, net of taxes of $0.3 million	—	—	—	—	0.5	0.5
Foreign currency translation, net of taxes of $2.9 million	—	—	—	—	(4.8)	(4.8)

Comprehensive earnings						68.9
Compensation expense related to stock option plan grants	—	—	3.5	—	—	3.5
Tax expense from issuance of common stock	—	—	2.4	—	—	2.4
Common stock issued in:
Fifteen purchase transactions	1.5	1.5	36.9	—	—	38.4
Stock option plans	1.0	1.0	18.1	—	—	19.1
Employee stock purchase plan	0.2	0.2	3.8	—	—	4.0
Deferred compensation and restricted stock	—	—	3.3	—	—	3.3
Other compensation expense	—	—	0.4	—	—	0.4
Common stock repurchases	—	—	(0.3)	—	—	(0.3)
Cash dividends declared on common stock	—	—	—	(67.2)	—	(67.2)

Balance at June 30, 2010	105.2	$105.2	$417.2	$456.3	$(13.3)	$965.4

See notes to consolidated financial statements.

Notes to June 30, 2010 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. (Gallagher) provides insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two operating segments. Commission and fee revenue generated by the Brokerage Segment is primarily related to the negotiation and placement of insurance for Gallagher’s clients. Fee revenue generated by the Risk Management Segment is primarily related to claims management, information management, risk control services and appraisals in the property/casualty (P/C) market. Investment income and other revenue is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as tax-advantaged, clean-energy and other investments. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants.

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

In the preparation of Gallagher’s consolidated financial statements as of June 30, 2010, management evaluated all material subsequent events or transactions that occurred after the balance sheet date, through the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

2. Effect of New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (ASC) 605-25.

The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to changes in revenue deferral.

The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these items may cause a change in the recognition of revenue for multiple-element arrangements from previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements.

The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. Gallagher is currently evaluating the impact that the adoption of ASU 2009-13 could have, if any, on its consolidated financial statements and notes thereto. Gallagher has not yet determined whether it will elect to early adopt ASU 2009-13.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the consolidation rules for variable interest entities (VIEs), which (i) addresses the effects of eliminating the qualifying special-purpose entity concept from existing guidance and (ii) responds to concerns about the application of certain key provisions in existing guidance, including concerns over the transparency of disclosures related to an enterprise’s involvement with VIEs.

These amendments are applicable to all enterprises and to all entities with which those enterprises are involved, regardless of when that involvement arose. Therefore, upon adoption of these amendments, all enterprises must reconsider the conclusions previously reached for the consolidation of a VIE. These amendments, among other things:

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

3. Investments

The following is a summary of Gallagher’s investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	June 30, 2010		December 31, 2009
	Assets	Funding Commitments	Assets
Clean-coal related ventures	$21.6	$—	$29.8
Biomass energy ventures	8.5	—	8.5
Venture capital funds and other	7.2	1.3	7.4

Total investments	$37.3	$1.3	$45.7

Clean-Coal Related Ventures

Gallagher owns portions of various clean-coal production facilities and two early-stage clean-coal ventures, all of which have been deemed to be VIEs.

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

For the first two months of 2010, Gallagher was required to consolidate the operating results of these facilities because of its majority ownership position. Effective March 1, 2010, Gallagher sold a portion of its ownership interests in six of these facilities. As part of the sales of the interests in the six facilities, all owners must now consent to actions that would denote control, which eliminated the requirement for Gallagher to consolidate these facilities. These facilities are now accounted for using equity method accounting.

Chem-Mod Clean-Coal Venture - At June 30, 2010, Gallagher held a 42% interest in Chem-Mod’s U.S. and Canadian operations and 20% of its other international operations. At June 30, 2010, Gallagher’s carrying value of its investment in these Chem-Mod operations was zero. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Gallagher also believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under Internal Revenue Code Section 45 (IRC Section 45).

Chem-Mod has been determined to be a VIE. Gallagher is deemed to be the primary beneficiary based on the level of control it exerts on the operations of Chem-Mod, and therefore was required to consolidate this investment into its consolidated financial statements beginning in third quarter 2008. At June 30, 2010, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $0.9 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

C-Quest Clean-Coal Venture - On April 15, 2010, Gallagher purchased an additional 3% interest in the global operations of C-Quest Technology LLC (C-Quest) for $1.5 million, which was written-off under equity method accounting. At June 30, 2010, Gallagher held an 8% interest in C-Quest’s global operations and its carrying value in C-Quest was zero. Gallagher also has options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. C-Quest is deemed to be a VIE, but due to Gallagher’s lack of control over the operation of C-Quest, Gallagher is not required to consolidate this investment.

Biomass Energy Ventures

Gallagher has made investments in various biomass energy ventures. At June 30, 2010, Gallagher’s remaining investment of $8.5 million consisted of a 13.4% equity interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell biogas.

Venture Capital Funds and Other

At June 30, 2010, Gallagher’s remaining investment of $7.2 million consisted of (i) four venture capital funds totaling $6.2 million, (ii) a 20% interest in an investment management company totaling $1.0 million, (iii) twelve certified low-income housing developments with zero carrying value, and (iv) two real estate entities with zero carrying value. Fourteen of the nineteen ventures have been determined to be VIEs, but are not required to be consolidated. At June 30, 2010, total assets and total debt of these fourteen ventures were approximately $63.0 million and $19.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at June 30, 2010, which equaled the net aggregate carrying value of these ventures.

4. Business Combinations

During the six-month period ended June 30, 2010, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for Gallagher common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Securitas Re (SRE) February 12, 2010	—	$—	$1.0	$0.3	$—	$—	$1.3	$—
Winn & Company Insurance Brokers, Inc. (WIB) March 1, 2010	121	2.7	1.0	—	0.4	1.0	5.1	2.3
Policy renewal rights from FirstCity Partnership Ltd. (FCP) April 1, 2010	456	11.8	12.7	—	—	2.9	27.4	5.6
Risk & Reward Group (RRG) May 28, 2010	—	—	5.9	—	—	1.7	7.6	4.7
Bowen, Miclette, Britt & Merry of Arkansas, Inc. May 1, 2010	52	1.2	—	—	0.1	0.1	1.4	0.3
Joseph James & Associates (JJA) June 1, 2010	152	3.8	1.1	—	0.1	2.2	7.2	5.0
Two other acquisitionscompleted in first and second quarter	49	1.1	0.3	—	0.1	0.9	2.4	1.2

	830	$20.6	$22.0	$0.3	$0.7	$8.8	$52.4	$19.1

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During the three-month periods ended June 30, 2010 and 2009, Gallagher recognized $1.5 million and $1.4 million, respectively, of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. During the six-month periods ended June 30, 2010 and 2009, Gallagher recognized $2.9 million and $1.4 million, respectively, of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, Gallagher recognized $2.5 million and $2.0 million of income during the three-month and six-month periods ended June 30, 2010, respectively, related to net adjustments in the estimated fair market values of earnout obligations related to four 2009 acquisitions. The aggregate amount of maximum earnout obligations related to the 2009 and 2010 acquisitions was $160.4 million, of which $70.5 million was recorded in the consolidated balance sheet as of June 30, 2010 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations were not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of maximum unrecorded earnout payables outstanding as of June 30, 2010 was $207.6 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	SRE	WIB	FCP	RRG	JJA	Three Other Acquisitions	Total
Current assets	$0.7	$0.7	$28.0	$2.0	$0.1	$2.4	$33.9
Fixed assets	—	0.4	0.5	—	—	—	0.9
Noncurrent assets	—	—	2.9	—	—	—	2.9
Goodwill	0.3	2.5	11.1	5.4	4.4	2.5	26.2
Expiration lists	1.0	2.2	10.0	2.9	2.8	1.5	20.4
Non-compete agreements	—	0.1	—	—	—	0.1	0.2

Total assets acquired	2.0	5.9	52.5	10.3	7.3	6.5	84.5

Current liabilities	0.4	0.8	24.3	1.9	0.1	2.4	29.9
Noncurrent liabilities	0.3	—	0.8	0.8	—	0.3	2.2

Total liabilities assumed	0.7	0.8	25.1	2.7	0.1	2.7	32.1

Total net assets acquired	$1.3	$5.1	$27.4	$7.6	$7.2	$3.8	$52.4

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $26.2 million, $20.4 million and $0.2 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of three to fifteen years and three to five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2010, Gallagher wrote off $2.3 million of amortizable intangible assets related to the Brokerage Segment. No such indicators were noted in the six-month period ended June 30, 2009. Of the $20.4 million of expiration lists related to the 2010 acquisitions, $4.5 million is not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $1.4 million and a corresponding amount of goodwill in 2010 related to the nondeductible amortizable intangible assets.

During the six-month period ended June 30, 2010, Gallagher issued 703,000 shares of its common stock, paid $1.3 million in cash, and accrued $5.4 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $12.2 million. During the six-month period ended June 30, 2009, Gallagher issued 641,000 shares of its common stock, paid $3.9 million in cash and accrued $0.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.2 million. During the six-month period ended June 30, 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008.

Gallagher’s consolidated financial statements for the six-month period ended June 30, 2010 includes the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2009 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Total revenues	$460.5	$467.4	$952.0	$876.9
Earnings from continuing operations	42.0	45.7	70.9	73.7
Basic earnings from continuing operations per share	0.40	0.45	0.68	0.74
Diluted earnings from continuing operations per share	0.40	0.45	0.68	0.74

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2009, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the six-month period ended June 30, 2010 totaled approximately $44.2 million.

5. Discontinued Operations

The assets and liabilities included in the accompanying June 30, 2010 and December 31, 2009 consolidated balance sheet related to discontinued operations were as follows (in millions):

	June 30, 2010	December 31, 2009
Restricted cash	$0.5	$0.3
Other noncurrent assets	8.5	12.9

Total assets	$9.0	$13.2

Premiums payable to insurance and reinsurance companies	$0.2	$0.2
Other current liabilities	0.9	1.0
Other noncurrent liabilities	7.9	12.0

Total liabilities	$9.0	$13.2

As part of integrating the operations of a London-based insurance brokerage firm acquired by Gallagher on April 1, 2010, Gallagher restored into service certain leased real estate space that was abandoned in 2008 as part of the wind-down of certain of its discontinued operations. In the three-month and six-month periods ended June 30, 2010, Gallagher recognized $2.1 million of pretax earnings from discontinued operations for the reversal of a portion of the lease abandonment charges incurred in 2008.

6. Intangible Assets

The carrying amount of goodwill at June 30, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
United States	$731.2	$9.5	$—	$740.7
Foreign, principally Australia, Canada and the U.K.	39.5	0.2	—	39.7

Total goodwill - net	$770.7	$9.7	$—	$780.4

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2010 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2010	$732.6	$9.7	$—	$742.3
Goodwill acquired during the period	26.2	—	—	26.2
Goodwill related to earnouts recognized during the period	12.2	—	—	12.2
Foreign currency translation adjustments during the period	(0.3)	—	—	(0.3)

Balance as of June 30, 2010	$770.7	$9.7	$—	$780.4

Major classes of amortizable intangible assets consist of the following (in millions):

	June 30, 2010	December 31, 2009
Expiration lists	$617.6	$594.8
Accumulated amortization - expiration lists	(196.0)	(166.6)

	421.6	428.2

Non-compete agreements	22.3	22.2
Accumulated amortization - non-compete agreements	(19.0)	(18.4)

	3.3	3.8

Trade name	7.9	7.9
Accumulated amortization - trade name	(1.8)	(1.5)

	6.1	6.4

Net amortizable assets	$431.0	$438.4

Estimated aggregate amortization expense for each of the next five years is as follows:

2010 (remaining six months)	$28.2
2011	55.5
2012	52.8
2013	51.3
2014	49.5

Total	$237.3

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

Under the terms of the respective note purchase agreements, the notes are redeemable by Gallagher at any time, in whole or in part, at 100% of the principal amount of such notes being redeemed, together with accrued and unpaid interest and a “make-whole amount.” The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yields plus 0.5% and is designed to compensate the purchasers of the notes for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the notes. Gallagher currently has no intention of prepaying the notes.

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at June 30, 2010. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The notes issued under the note purchase agreements are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s Credit Agreement discussed below.

Credit Agreement - On July 15, 2010, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the previous facility were fully paid and satisfied, except for the letters of credit (LOCs) which became LOCs under the Credit Agreement. Gallagher incurred no early termination fees in connection with replacing the previous credit agreement.

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial LOCs and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. Gallagher may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million.

The Credit Agreement provides that Gallagher may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars are Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on LOCs in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on LOCs in currencies other than U.S. dollars under the Credit Agreement are based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of 1.45%, 1.65%, 1.85% or 2.00%, depending on the financial leverage ratio maintained by Gallagher. Interest rates on swing loans are based, at the election of Gallagher, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .30%, .35%, .40% or .50% of the used and unused portions of the revolving credit facility, depending on the financial leverage ratio maintained by Gallagher. In connection with entering into the Credit Agreement, Gallagher incurred approximately $3.3 million of debt acquisition costs that were capitalized and will be amortized on a pro rata basis over the term of the Credit Agreement.

The terms of Gallagher’s Credit Agreement and the previous credit agreement include various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2010 and July 15, 2010. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2010 and July 15, 2010, $15.2 million and $16.0 million of LOCs (for which Gallagher had $7.6 million of liabilities recorded at June 30, 2010) were outstanding under the previous credit agreement and the Credit Agreement, respectively. There were no borrowings outstanding under either facility at June 30, 2010 or July 15, 2010. Accordingly, as of July 15, 2010, $484.0 million remained available for potential borrowings, of which $59.0 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s debt (in millions):

	June 30, 2010	December 31, 2009
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0

Total Note Purchase Agreements	550.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	—

Total debt	$550.0	$550.0

The fair value of the $550.0 million in debt under the note purchase agreements at June 30, 2010 was $602.7 million due to the long-tem duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes at Gallagher. Therefore, the market quotes are deemed to be the closest approximation of current market rates.

See Note 14 to the consolidated financial statements for additional discussion on commitments and contingencies.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Earnings from continuing operations	$41.9	$43.8	$71.1	$72.1
Earnings (loss) from discontinued operations	2.1	—	2.1	(1.9)

Net earnings	$44.0	$43.8	$73.2	$70.2

Weighted average number of common shares outstanding	104.4	100.6	103.6	99.3
Dilutive effect of stock options using the treasury stock method	0.2	0.1	0.2	0.1

Weighted average number of common and common equivalent shares outstanding	104.6	100.7	103.8	99.4

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.44	$0.69	$0.73
Earnings (loss) from discontinued operations	0.02	—	0.02	(0.02)

Net earnings	$0.42	$0.44	$0.71	$0.71

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.44	$0.69	$0.73
Earnings (loss) from discontinued operations	0.02	—	0.02	(0.02)

Net earnings	$0.42	$0.44	$0.71	$0.71

Options to purchase 9.6 million and 12.6 million shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 11.4 million and 12.6 million shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

9. Stock Option Plans

On May 12, 2009, Gallagher’s stockholders approved the 2009 Long-Term Incentive Plan (LTIP). The LTIP’s term began May 12, 2009 and terminates on the date of the first annual meeting of stockholders to occur on or after the fifth anniversary of its effective date, unless terminated earlier by Gallagher’s Board of Directors. All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. The Compensation Committee of Gallagher’s Board of Directors determines the participants under the LTIP. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the LTIP limits, the Compensation Committee has the discretionary authority to determine the size of an award.

As of the effective date of the LTIP, 3.0 million shares of Gallagher’s common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or any of the predecessor plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by Gallagher to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

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

During the three-month periods ended June 30, 2010 and 2009, Gallagher recognized $2.5 million and $2.8 million, respectively, of compensation expense related to its stock option grants. During the six-month periods ended June 30, 2010 and 2009, Gallagher recognized $3.5 million and $3.9 million, respectively, of compensation expense related to its stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. In 2010 and 2009, the fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009
Expected dividend yield	5.0%	4.0%
Expected risk-free interest rate	2.8%	3.0%
Volatility	27.1%	27.3%
Expected life (in years)	6.1	7.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Any option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2010 and 2009, as determined on the grant date using the Black-Scholes option pricing model, was $3.90 and $4.19, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2010 (in millions, except exercise price and years data):

	Six-month period ended June 30, 2010
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.4	$26.26
Granted	0.9	24.22
Exercised	(1.0)	18.79
Forfeited or canceled	(0.1)	26.49

Ending balance	13.2	$26.69	4.05	$3.2

Exercisable at end of period	8.8	$26.87	3.43	$2.4

Ending vested and expected to vest	13.2	$26.69	4.04	$3.2

Options with respect to 1.8 million shares (less any shares of restricted stock issued under the LTIP as discussed in Note 11 to the consolidated financial statements) were available for grant under the LTIP at June 30, 2010.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2010 and 2009 amounted to $6.1 million and $0.4 million, respectively. As of June 30, 2010, there was approximately $26.7 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2010 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 24.13	2.9	4.64	$23.28	1.5	$22.75
24.58 - 26.50	3.7	2.67	25.59	2.9	25.64
26.55 - 27.35	2.7	4.99	27.20	1.6	27.19
27.36 - 29.42	2.8	4.72	29.11	1.9	29.12
29.45 - 36.94	1.1	3.01	32.18	0.9	32.23

$ 1.11 - $ 36.94	13.2	4.05	$26.69	8.8	$26.87

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2010 and 2009, $0.3 million and $0.4 million, respectively, was charged to compensation expense related to this plan. During the six-month periods ended June 30, 2010 and 2009, $0.7 million and $0.8 million, respectively, was charged to compensation expense related to this plan. At June 30, 2010 and December 31, 2009, $8.8 million (related to 673,000 shares) and $9.5 million (related to 685,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at June 30, 2010 and December 31, 2009 was $16.4 million and $15.4 million, respectively.

In first quarter 2010 and 2009, the Compensation Committee approved $5.9 million and $5.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2010 and 2009, respectively. The fair value of the funded cash award assets at June 30, 2010 and December 31, 2009 was $18.3 million and $13.3 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended June 30, 2010 and 2009, $0.6 million and $0.4 million, respectively, was charged to compensation expense related to these awards. During the six-month periods ended June 30, 2010 and 2009, $1.3 million and $1.0 million, respectively, was charged to compensation expense related to these awards. During the six-month periods ended June 30, 2010 and 2009, cash and equity awards with an aggregate fair value of $0.4 million and $0.5 million, respectively, were vested and distributed to participants in this plan.

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

The agreements awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for awards of restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At June 30, 2010, 367,000 shares were available for grant under the LTIP for such awards.

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

In first quarter 2010 and 2009, Gallagher granted 185,000 and 211,000 shares, respectively, of its common stock to employees under the LTIP or restricted stock plan, as applicable, with an aggregate fair value of $4.5 million and $3.4 million, respectively, at the date of grant. In second quarter 2010 and 2009, Gallagher granted 29,000 and 27,000 shares, respectively, of its common stock to employees under the LTIP or restricted stock plan, as applicable, with an aggregate fair value of $0.7 million and $0.6 million, respectively, at the date of grant.

The 2010 and 2009 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 185,000 shares granted in first quarter 2010 and 199,000 shares granted in first quarter 2009, vest in full based on continued employment through March 3, 2014 and March 4, 2013, respectively; the other 2010 and 2009 restricted stock awards generally vest annually on a pro rata basis. The vesting periods of the 2010 and 2009 restricted stock awards are as follows (in shares):

	Shares Granted
Vesting Period	2010	2009
One year	12,000	16,000
Two years	17,000	4,000
Four years	185,000	199,000
Five years	—	7,000
Six years	—	12,000

Total shares granted	214,000	238,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended June 30, 2010 and 2009, $1.6 million and $1.4 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2005 through 2010. During the six-month periods ended June 30, 2010 and 2009, $2.6 million and $2.3 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2006 through 2010. At June 30, 2010 and December 31, 2009, $3.0 million (related to 221,000 shares) and $3.4 million (related to 251,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at June 30, 2010 and 2009 was $21.0 million and $16.4 million, respectively.

Cash Awards

On March 4, 2009, pursuant to a Performance Unit Program (the Program), the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Program consists of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period, eligible employees were granted a number of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2012. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2011, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2012. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2009, Gallagher granted 1.2 million units under the Program in first quarter 2010 that will fully vest on January 1, 2012. During the three-month period ended June 30, 2010, $3.5 million was charged to compensation expense related to this provisional grant. During the six-month period ended June 30, 2010, $7.0 million was charged to compensation expense related to this provisional grant.

During the three-month and six-month periods ended June 30, 2009, $0.6 million and $1.2 million, respectively, was charged to compensation expense related to a 2007 grant under the Program that fully vested on January 1, 2010. During the six-month period ended June 30, 2010, cash awards related to the 2007 grant with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

On March 2, 2010, pursuant to the Program, the Compensation Committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to officers and key employees of Gallagher that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2010 grants are similar to the terms discussed above for the 2009 grants; however, any 2010 granted units will fully vest based on continuous employment through January 1, 2013 and the provisional cash award units are based on EBITAC (as defined in the Program) growth achieved. No compensation expense was recognized during the six-month period ended June 30, 2010 related to this provisional grant.

12. Employee Stock Purchase Plan

Gallagher has an employee stock purchase plan (ESPP), under which the sale of 4.0 million shares of Gallagher’s common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of Gallagher’s common stock at a purchase price equal to 95% of the lesser of the fair market value of Gallagher’s common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of Gallagher’s common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of Gallagher’s common stock under the ESPP during any calendar year. Currently, 1.4 million shares of Gallagher’s common stock are reserved for future issuance under the ESPP.

The quarterly ESPP information for the six-month periods ended June 30, 2010 and 2009 is as follows (in millions, except per share and share data):

	1st Quarter	2nd Quarter
2010
Fair market value per share at date of purchase	$24.55	$24.38
Purchase price per share	$21.21	$23.16
Shares issued	116,000	66,000
Aggregate purchase price	$2.5	$1.5
2009
Fair market value per share at date of purchase	$17.00	$16.86
Purchase price per share	$16.15	$16.02
Shares issued	146,000	89,000
Aggregate purchase price	$2.4	$1.9

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	2.9	2.8	5.8	5.6
Expected return on plan assets	(3.3)	(2.6)	(6.6)	(5.2)
Amortization of net actuarial loss	0.5	1.2	1.0	2.4

Net periodic benefit cost	$0.2	$1.5	$0.4	$3.0

No minimum contribution is required to be made to the plan by Gallagher under the IRC for the 2010 and 2009 plan years. This level of required funding is based on the plan being frozen at June 30, 2010, and the aggregate amount of Gallagher’s historical funding. During the six-month periods ended June 30, 2010 and 2009, Gallagher made discretionary contributions of $3.0 million and $1.0 million, respectively, to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

14. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 7 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at June 30, 2010 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Note purchase agreements	$—	$—	$—	$—	$100.0	$450.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	—	100.0	450.0	550.0
Operating lease obligations	66.4	62.0	47.9	31.4	18.2	41.7	267.6
Less sublease arrangements	(1.8)	(3.4)	(2.9)	(1.6)	(1.3)	(0.4)	(11.4)
Outstanding purchase obligations	2.5	3.6	2.0	0.1	—	—	8.2

Total contractual obligations	$67.1	$62.2	$47.0	$29.9	$116.9	$491.3	$814.4

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

Credit Agreement - Gallagher has a $500.0 million Credit Agreement, which expires on July 14, 2014, that it uses to post LOCs and that it can use from time to time to borrow funds to supplement operating cash flows. The Credit Agreement was entered into on July 15, 2010 and replaces a previous $450.0 million credit agreement. At June 30, 2010 and July 15, 2010, $15.2 million and $16.0 million of LOCs (for which Gallagher had $7.6 million of liabilities recorded as of June 30, 2010) were outstanding under the previous credit agreement and the Credit Agreement, respectively. There were no borrowings outstanding under either facility at June 30, 2010 or July 15, 2010. Accordingly, as of July 15, 2010, $484.0 million remained available for potential borrowings, of which $59.0 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 7 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of June 30, 2010. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of June 30, 2010 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2010	2011	2012	2013	2014	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$15.2	$15.2
Funding commitments	—	—	—	0.1	—	1.2	1.3

Total commitments	$—	$—	$—	$0.1	$—	$16.4	$16.5

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

Since January 1, 2002, Gallagher has acquired 145 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the applicable acquisition. The maximum earnout obligations related to the 2010 acquisitions are disclosed in Note 4 to the consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to the 2009 and 2010 acquisitions was $160.4 million, of which $70.5 million was recorded in the consolidated balance sheet as of June 30, 2010 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. Future payments made under these arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of maximum unrecorded earnout payables outstanding as of June 30, 2010 was $207.6 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2010 or December 31, 2009 that was recourse to Gallagher.

At June 30, 2010, Gallagher had posted two LOCs totaling $9.5 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $7.6 million. Gallagher has an equity investment in a rent-a-captive facility, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At June 30, 2010, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

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

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the June 30, 2010 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.2 million and below the upper end of the most recently determined actuarial range by $4.2 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the actuarial ranges and E&O reserve level could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, Gallagher developed and then sold portions of its ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, Gallagher provided various indemnifications. At June 30, 2010, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $210.0 million, net of the applicable income tax benefit. In addition, Gallagher recorded tax benefits in connection with its ownership in these investments. At June 30, 2010, Gallagher had exposure on $155.3 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause Gallagher to be subject to liability under the indemnification obligations discussed above.

15. Comprehensive Earnings

The after-tax components of Gallagher’s comprehensive earnings consist of the following:

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Net earnings	$44.0	$43.8	$73.2	$70.2
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	0.2	0.7	0.5	1.4
Foreign currency translation, net of taxes	(4.3)	9.0	(4.8)	7.4

Comprehensive earnings	$39.9	$53.5	$68.9	$79.0

The foreign currency translation during the three-month and six-month periods ended June 30, 2010 and 2009 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

16. Income Taxes

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.8 million and $42.0 million at June 30, 2010 and December 31, 2009, respectively. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2010 and December 31, 2009, Gallagher had accrued interest and penalties related to unrecognized tax benefits, net of tax, of $2.8 million and $3.5 million, respectively. Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions and a number of these examinations are currently ongoing. Due to the potential for resolution of Federal, state, local and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Gallagher’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $28.0 million.

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

Financial information relating to Gallagher’s segments for 2010 and 2009 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Brokerage
Total revenues	$347.0	$340.1	$651.4	$629.6

Earnings from continuing operations before income taxes	$62.8	$69.5	$102.2	$108.7

Identifiable assets at June 30, 2010 and 2009			$2,627.7	$2,734.0

Risk Management
Total revenues	$111.4	$113.3	$221.9	$225.5

Earnings from continuing operations before income taxes	$13.4	$13.4	$28.8	$27.7

Identifiable assets at June 30, 2010 and 2009			$395.3	$393.5

Corporate
Total revenues (loss)	$1.1	$0.2	$68.6	$(0.4)

Loss from continuing operations before income taxes	$(12.3)	$(8.8)	$(24.2)	$(18.8)

Identifiable assets at June 30, 2010 and 2009			$532.8	$525.0

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2010 and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2010 and 2009, the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009 and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2010. These financial statements are the responsibility of Gallagher’s management.

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

July 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related Notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 88% of its revenues domestically, with the remaining 12% derived primarily in Australia, Bermuda, Canada, New Zealand and the U.K. Gallagher operates three business segments: Brokerage, Risk Management and Corporate, which contributed 69%, 24% and 7%, respectively, to revenues during the six-month period ended June 30, 2010. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Investment income is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as alternative energy (clean-energy/tax-advantaged) investments and venture capital funds.

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

Beginning in 2004 and continuing into 2010, the P/C insurance market has been operating in a soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell again during second quarter 2010. The average premium decline for all commercial accounts, regardless of size, was 6.4% for second quarter 2010, which was slightly higher than rate declines in first quarter 2010. Strong competition for new business by Carriers looking to increase market share in a still weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the Carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the marketplace diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industries. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher intends to continue to consider from time to time, additional acquisitions on terms that it deems advantageous. At any particular time Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to Gallagher.

Recent Events

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that Gallagher offers its clients, could negatively affect overall capacity in the industry, which could reduce Gallagher’s placement of certain lines and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom Gallagher places business could result in errors and omissions claims by Gallagher’s clients, which could also adversely affect Gallagher’s results of operations and financial condition. In addition, the deterioration in the economy beginning in the fall of 2008 has adversely impacted Gallagher in 2010, and could continue to do so for the remainder of 2010 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s commission revenues for 2010 and future years when exposure audits by the Carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (together, the 2010 Health Care Reform Legislation) were signed into law. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of Gallagher’s Brokerage Segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. As a result, the potential exists for Gallagher’s employee benefits consultants to win new clients and generate additional revenue from existing clients by assisting them in navigating the increasingly complex regulations surrounding benefits plans. In 2009, approximately one quarter of the Brokerage Segment’s revenues were generated by its employee benefits consulting operation. Although Gallagher believes that the 2010 Health Care Legislation could be beneficial for the Brokerage Segment’s employee benefits consulting fee revenues, given the legislation’s broad scope and the uncertainties that exist regarding the interpretation and implementation of many of its complex provisions, at this time the potential impact, beneficial or otherwise, on Gallagher of the 2010 Health Care Legislation is uncertain.

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

Revenue Recognition

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. Commission revenues related to installment premiums are recognized as the installments are billed. Supplemental commissions, contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Gallagher. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail or other carrier specific information is received by Gallagher from the insurance carrier. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of P/C transactions, each with small premiums, and comprise a substantial portion of the revenues generated by Gallagher’s employee benefit operations. Under these direct bill arrangements, the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. Gallagher recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 16 to the Consolidated Financial Statements for a discussion regarding the possibility that Gallagher’s gross unrecognized tax benefits balance may decrease within the next twelve months.

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

Gallagher reviews all of its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the division level (i.e., reporting unit) with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2010, Gallagher wrote-off $2.3 million of amortizable intangible assets related to the Brokerage Segment. No such indicators were noted in the six-month period ended June 30, 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Effective January 1, 2009, Gallagher estimates and recognizes the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of its 2010 and 2009 acquisitions whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations, including the accretion of discount, will be recorded in the Consolidated Statement of Earnings when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities. During the three-month periods ended June 30, 2010 and 2009, Gallagher recognized $1.5 million and $1.4 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. During the six-month periods ended June 30, 2010 and 2009, Gallagher recognized $2.9 million and $1.4 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, during the three-month and six-month periods ended June 30, 2010, Gallagher recognized $2.5 million and $2.0 million, respectively, of income related to net adjustments in the estimated fair market values of earnout obligations related to four 2009 acquisitions. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at its acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will be generally recorded as additional goodwill when the earnouts are settled and will have no impact on the amounts reported in Gallagher’s Consolidated Statement of Earnings. See Note 4 to the Consolidated Financial Statements for additional discussion on the 2010 business combinations.

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

Business Combinations and Dispositions

See Note 4 to the Consolidated Financial Statements for a discussion of Gallagher’s business combinations during the six-month period ended June 30, 2010. Gallagher had no material dispositions during the six-month period ended June 30, 2010.

Results of Operations

In the discussion that follows regarding Gallagher’s results of operations, Gallagher provides organic growth percentages with respect to its commission, fee and supplemental commission revenues. This information may be considered a “non-GAAP financial measure” because it is derived from Gallagher’s consolidated financial information but is not required to be presented in financial statements that are prepared in conformity with GAAP. Rules and regulations of the Securities and Exchange Commission (SEC) require supplemental explanations and reconciliations of all “non-GAAP financial measures.” When Gallagher refers to organic growth percentages with respect to its commission, fee and supplemental commission revenues in its discussion of results of operations, Gallagher excludes the first twelve months of commission, fee and supplemental commission revenues generated from the acquisitions accounted for as purchases and the commission, fee and supplemental commission revenues related to operations disposed of in each year presented. These commission, fee and supplemental commission revenues are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were part of Gallagher in both the current and prior year. In addition, organic growth excludes contingent commission revenues and foreign currency translation. These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2010 and beyond. Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating the performance of its Brokerage and Risk Management Segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its Brokerage and Risk Management Segments in a meaningful and consistent manner. A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the Brokerage and Risk Management Segments is presented in the paragraphs immediately following each table in which such percentages are presented.

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

Brokerage

The Brokerage Segment accounted for 69% of Gallagher’s revenue during the six-month period ended June 30, 2010. Gallagher’s Brokerage Segment is primarily comprised of Retail and Wholesale Brokerage operations. Gallagher’s Retail Brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s Retail Brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Gallagher’s Wholesale Brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

The primary source of Gallagher’s compensation for its Retail Brokerage services is commissions paid by insurance carriers, which are usually based upon a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by its clients. For Wholesale Brokerage services, Gallagher generally receives a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether Gallagher acts as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services provided. In addition, under certain circumstances, both Retail Brokerage and Wholesale Brokerage Services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change

	2010	2009		2010	2009
Commissions	$257.0	$249.7	3%	$461.2	$447.7	3%
Fees	68.5	73.9	(7%)	123.4	128.7	(4%)
Supplemental and contingent commissions	19.3	11.8	64%	62.7	41.3	52%
Investment income	1.6	1.4	14%	2.6	2.5	4%
Gains on books of business sales	0.6	3.3	(82%)	1.5	9.4	(84%)

Total revenues	347.0	340.1	2%	651.4	629.6	3%

Compensation	206.7	199.5	4%	398.2	381.8	4%
Operating	57.0	51.1	12%	110.3	102.2	8%
Depreciation	4.9	4.7	4%	9.5	9.4	1%
Amortization	16.5	13.9	19%	30.2	26.1	16%
Change in estimated acquisition earnout payables	(0.9)	1.4	NMF	1.0	1.4	(29%)

Total expenses	284.2	270.6	5%	549.2	520.9	5%

Earnings from continuing operations before income taxes	62.8	69.5	(10%)	102.2	108.7	(6%)
Provision for income taxes	25.4	28.0	(9%)	41.3	43.1	(4%)

Earnings from continuing operations	$37.4	$41.5	(10%)	$60.9	$65.6	(7%)

Growth in revenues	2%	9%		3%	10%
Organic decline in commissions, fees and supplemental commissions	(3%)	(1%)		(3%)	(3%)
Compensation expense ratio	60%	59%		61%	61%
Operating expense ratio	16%	15%		17%	16%
Pretax profit margin	18%	20%		16%	23%
Effective tax rate	40%	40%		40%	40%
Workforce at end of period (includes acquisitions)				6,186	6,076
Identifiable assets at June 30				$2,627.7	$2,734.0

The aggregate increase in commissions and fees for the three-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2010 ($12.0 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production of commission and fees was $28.7 million in the three-month period ended June 30, 2010, which was offset by renewal rate decreases and lost business of $44.4 million. Commissions increased 3% and fees decreased 7% in the three-month period ended June 30, 2010 compared to the same period in 2009. Organic commission, fee and supplemental commission revenues for the three-month period ended June 30, 2010 declined 3.3% compared to the same period in 2009.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2010 ($29.3 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production of commission and fees was $73.1 million in the six-month period ended June 30, 2010, which was offset by renewal rate decreases and lost business of $99.8 million. Commissions increased 3% and fees decreased 4% in the six-month period ended June 30, 2010 compared to the same period in 2009. Organic commission, fee and supplemental commission revenues for the six-month period ended June 30, 2010 declined 3.4% compared to the same period in 2009.

Items excluded from organic revenue change computations yet impacting revenue comparisons for the three-month periods ended June 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Commissions and Fees
Commission revenues as reported	$257.0	$249.7	$249.7	$232.6
Fee revenues as reported	68.5	73.9	73.9	63.5
Less commission and fee revenues from acquisitions	(12.0)	—	(41.4)	—
Less commission and fee revenues from divestitures	—	—	—	(3.3)
Levelized foreign currency translation	—	0.4	—	(5.0)

Organic commission and fee revenues	$313.5	$324.0	$282.2	$287.8

Organic change in commission and fee revenues	-3.2%		-2.0%

Supplemental Commissions
Supplemental commissions as reported	$10.6	$5.8	$5.8	$3.3
Less supplemental commissions from acquisitions	(1.0)	—	(0.6)	—
Timing items, net	—	4.4	4.4	3.0

Organic supplemental commissions	$9.6	$10.2	$9.6	$6.3

Organic change in supplemental commissions	-5.9%		52.4%

Contingent Commissions
Contingent commissions as reported	$8.7	$6.0	$6.0	$5.0
Less contingent commissions from acquisitions	(1.2)	—	(2.5)	—

Organic contingent commissions	$7.5	$6.0	$3.5	$5.0

Organic change in contingent commissions	25.0%		-30.0%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	-3.3%		-0.8%

Organic change in commissions and fees, supplemental commissions and contingent commissions	-2.8%		-1.3%

Items excluded from organic revenue change computations yet impacting revenue comparisons for the six-month periods ended June 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Commissions and Fees
Commission revenues as reported	$461.2	$447.7	$447.7	$416.0
Fee revenues as reported	123.4	128.7	128.7	113.9
Less commission and fee revenues from acquisitions	(29.3)	—	(79.3)	—
Less commission and fee revenues from divestitures	—	—	—	(7.9)
Levelized foreign currency translation	—	2.3	—	(8.4)

Organic commission and fee revenues	$555.3	$578.7	$497.1	$513.6

Organic change in commission and fee revenues	-4.0%		-3.2%

Supplemental Commissions
Supplemental commissions as reported	$38.5	$21.5	$21.5	$9.7
Less supplemental commissions from acquisitions	(3.2)	—	(3.7)	—
Timing items, net	(14.7)	(3.8)	(3.8)	1.4

Organic supplemental commissions	$20.6	$17.7	$14.0	$11.1

Organic change in supplemental commissions	16.4%		26.1%

Contingent Commissions
Contingent commissions as reported	$24.2	$19.8	$19.8	$16.5
Less contingent commissions from acquisitions	(2.5)	—	(7.4)	—

Organic contingent commissions	$21.7	$19.8	$12.4	$16.5

Organic change in contingent commissions	9.6%		-24.9%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	-3.4%		-2.6%

Organic change in commissions and fees, supplemental commissions and contingent commissions	-3.0%		-3.3%

Reported supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter are shown in the table below. As previously disclosed, many insurance carriers are now providing sufficient information for Gallagher to recognize supplemental commission revenues on a quarterly basis for a majority of the 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers were only providing this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by Gallagher on a quarterly basis. This situation should not occur again in 2011 and later years, as Gallagher anticipates that most of the carriers will continue to provide information on a quarterly basis sufficient to allow it to recognize revenues in a similar manner in future quarters. Gallagher expects to recognize a total of approximately $9.0 million to $11.0 million of supplemental commission revenues per quarter for the remaining two quarters of 2010 and each quarter of 2011, assuming that the current market conditions continue in those future quarters.

To assist in comparing 2010 to 2009, the supplemental commission timing line in the organic revenue tables above adjusts the 2009 revenue as if Gallagher had been receiving the information from the carriers and recognizing the quarterly supplemental commissions in 2009 on the same basis as it is in 2010. In order to estimate the quarterly information for 2009 and 2008 as if it would have been reported by the carriers, Gallagher allocated the annual amounts received from the carriers after the contract period to each quarter in the annual period on a straight-line pro rata basis. The adjusted supplemental commission amounts for 2009 and 2008 would change if different allocation methods were used.

An analysis of supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter is as follows:

	Q1	Q2	Q3	Q4	Full Year
2010
Reported supplemental commissions	$27.9	$10.6			$38.5
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—			(14.7)

Adjusted supplemental commissions	13.2	10.6			23.8
Reported contingent commissions	15.5	8.7			24.2

Adjusted supplemental and reported contingent commissions	$28.7	$19.3			$48.0

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income primarily represents interest income earned on cash and restricted funds. The investment income in the three-month and six-month periods ended June 30, 2010 remained relatively unchanged compared to the same periods in 2009.

The decrease in one-time gains related to sales of books of business for both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009 was due to the unusually high level of disposition activity that occurred in 2009.

The increase in compensation expense for the three-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($4.1 million in the aggregate), severance related costs ($2.8 million) and an increase in stock compensation expense ($0.4 million), partially offset by a decrease in temporary-help expense ($0.1 million).

The increase in compensation expense for the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($10.6 million in the aggregate), severance related costs ($3.2 million) and increases in employee benefits expense ($2.6 million) and stock compensation expense ($0.3 million), partially offset by an decrease in temporary-help expense ($0.3 million). The increase in employee headcount in 2010 relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2010 and new production hires.

As previously disclosed, in fourth quarter 2009, Gallagher reduced its Brokerage Segment’s existing middle and back office workforce by approximately 230 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. Future annual pretax cost savings associated with these actions are estimated to be approximately $22.0 million. Anticipated to offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $10.0 million to $11.0 million, related to the remaining workforce.

The increase in operating expenses for the three-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to a $3.5 million litigation settlement expense, unfavorable foreign currency translation ($2.2 million) and lease termination charges ($0.5 million), and increases in professional fees ($1.9 million), travel and entertainment expense ($1.0 million), office expense ($0.7 million), bad debt expense ($0.4 million) sales development, ($0.4 million) and net rent and utilities ($0.2 million) slightly offset by decreases in business insurance ($2.9 million) and other expense ($2.2 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2010 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2010.

The increase in operating expenses for the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to a $3.5 million litigation settlement expense, unfavorable foreign exchange translation ($1.6 million) and lease termination charges ($0.6 million), and increases in travel and entertainment expense ($1.9 million), professional fees ($1.3 million), taxes, licenses and fees ($1.1 million), bad debt expense ($0.8 million), net rent and utilities ($0.8 million) and office expense ($0.7 million) slightly offset by decreases in business insurance ($2.9 million) and other expense ($2.1 million). Also contributing to the increase in operating expenses in the six-month period ended June 30, 2010 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2010.

Depreciation expense remained relatively unchanged in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009.

The increase in amortization expense in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009 was due primarily to impairment charges and amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2010, Gallagher wrote off $2.3 million of amortizable intangible assets related to the Brokerage Segment. No indicators of impairment were noted in the six-month period ended June 30, 2009. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements).

The change in estimated acquisition earnout payables as reported in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009 and 2010. During the three-month period ended June 30, 2010 and 2009, Gallagher recognized $1.5 million and $1.4 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. During the six-month periods ended June 30, 2010 and 2009, Gallagher recognized $2.9 million and $1.4 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, during the three-month and six-month periods ended June 30, 2010, Gallagher recognized $2.5 million and 2.0 million, respectively, of income related to net adjustments in the estimated fair market values of earnout obligations related to four 2009 acquisitions.

The Brokerage Segment’s effective tax rates for the three-month periods ended June 30, 2010 and 2009 were 40.4% and 40.3%, respectively. The Brokerage Segment’s effective tax rates for the six-month periods ended June 30, 2010 and 2009 were 40.4% and 39.7%, respectively. The increase in the effective tax rate for the six-month period ended June 30, 2010 compared to the same period in 2009 is primarily due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in 2009. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Brokerage Segment for the foreseeable future.

Risk Management

The Risk Management Segment accounted for 24% of Gallagher’s revenue from continuing operations during the six-month period ended June 30, 2010. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended June 30,		Percent Change	Six-month period ended June 30,		Percent Change
	2010	2009		2010	2009
Fees	$110.9	$113.0	(2%)	$221.0	$224.8	(2%)
Investment income and other	0.5	0.3	67%	0.9	0.7	29%

Total revenues	111.4	113.3	(2%)	221.9	225.5	(2%)

Compensation	66.7	69.9	(5%)	134.4	138.0	(3%)
Operating	28.2	27.0	4%	52.4	53.6	(2%)
Depreciation	3.0	2.8	7%	6.0	5.8	3%
Amortization	0.1	0.2	(50%)	0.3	0.4	(25%)

Total expenses	98.0	99.9	(2%)	193.1	197.8	(2%)

Earnings from continuing operations before income taxes	13.4	13.4	0%	28.8	27.7	4%
Provision for income taxes	5.3	5.5	(4%)	11.5	11.1	4%

Earnings from continuing operations	$8.1	$7.9	3%	$17.3	$16.6	4%

Decline in revenues	(2%)	(2%)		(2%)	(3%)
Organic growth (decline) in fees	(3%)	2%		(4%)	2%
Compensation expense ratio	60%	62%		61%	61%
Operating expense ratio	25%	24%		24%	24%
Pretax profit margin	12%	12%		13%	12%
Effective tax rate	40%	41%		40%	40%
Workforce at end of period				3,605	3,862
Identifiable assets at June 30				$395.3	$393.5

The decrease in fees for the three-month period ended June 30, 2010 compared to the same period in 2009 was due primarily to lost business and the impact of decreased claim counts (total of $7.5 million), which were partially offset by new business of $5.4 million. The decrease in fees for the six-month period ended June 30, 2010 compared to the same period in 2009 was due primarily to lost business and the impact of decreased claim counts (total of $19.4 million), which were partially offset by new business of $15.6 million. While historically the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations, from time to time Gallagher opportunistically considers acquisitions for this Segment.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended June 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Fee revenues as reported	$110.9	$113.0	$113.0	$114.1
Levelized foreign currency translation	—	1.6	—	(3.5)

Organic fees	110.9	114.6	113.0	110.6
Change in performance bonus revenues	—	(1.8)	—	(2.3)

Adjusted organic fee revenues	$110.9	$112.8	$113.0	$108.3

Organic change in fee revenues	-3.2%		2.2%

Adjusted organic change in fee revenues	-1.7%		4.3%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the six-month periods ended June 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Fee revenues as reported	$221.0	$224.8	$224.8	$229.2
Levelized foreign currency translation	—	5.5	—	(8.3)

Organic fees	221.0	230.3	224.8	220.9
Change in performance bonus revenues	—	(1.7)	—	(2.3)

Adjusted organic fee revenues	$221.0	$228.6	$224.8	$218.6

Organic change in fee revenues	-4.0%		1.8%

Adjusted organic change in fee revenues	-3.3%		2.8%

Investment income primarily represents interest income earned on Gallagher’s cash and cash equivalents. The investment income in both the three-month and six-month periods ended June 30, 2010 and 2009 remained relatively unchanged.

The decrease in compensation expense for the three-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to decreased headcount and salaries ($2.8 million) and employee benefits expense ($1.4 million), partially offset by unfavorable foreign currency translation ($0.8 million) and an increase in temporary help expense ($0.2 million). The decrease in compensation expense for the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to decreased headcount and salaries ($5.7 million) and employee benefits expense ($1.2 million), partially offset by unfavorable foreign currency translation ($2.9 million) and an increase in temporary help expense ($0.4 million).

As previously disclosed, in fourth quarter 2009, Gallagher reduced its Risk Management Segment’s existing middle and back office workforce by approximately 170 positions, or approximately 4% of its global workforce, through a combination of job elimination and attrition. Future annual pretax cost savings associated with these actions are estimated to be approximately $12.0 million. Anticipated to offset these future savings, will be increased employee medical costs, salary increases and increased incentive compensation costs totaling $2.0 million to $3.0 million, related to the remaining workforce.

The increase in operating expenses for the three-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to increases in business insurance ($0.4 million), net rent and utilities ($0.2 million), sales development expense ($0.2 million) and bad debt expense ($0.2 million) slightly offset by a decrease in professional fees ($0.1 million). The decrease in operating expenses for the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to decreases in professional fees ($1.5 million), office expense ($0.8 million), net rent and utilities ($0.4 million) and travel and entertainment expense ($0.1 million) partially offset by increases in business insurance ($0.8 million), bad debt expense ($0.5 million) and sales development expense ($0.2 million).

Depreciation expense remained relatively unchanged in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009 and reflects the impact of disposals and fully depreciated fixed assets, partially offset by the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization expense remained relatively unchanged in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009. No acquisitions were made by this Segment during the three-month and six-month periods ended June 30, 2010 and 2009.

The Risk Management Segment’s effective tax rates for the three-month periods ended June 30, 2010 and 2009 were 39.6% and 41.0%, respectively. The Risk Management Segment’s effective tax rates for the six-month periods ended June 30, 2010 and 2009 were 39.9% and 40.1%, respectively. The effective tax rates were relatively unchanged in both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Risk Management Segment for the foreseeable future.

Corporate

The Corporate Segment reports the financial information related to Gallagher’s clean-energy ventures and other investments, its debt, and certain corporate and acquisition-related activities. The operations of the Corporate Segment are located in Itasca, Illinois. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of June 30, 2010 and December 31, 2009 and a detailed discussion on the nature of the investments held. See Note 7 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of June 30, 2010 and December 31, 2009.

Financial information relating to Gallagher’s Corporate Segment is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Revenues from consolidated clean-coal production facilities	$0.1	$—	$62.7	$—
Royalty income from clean-coal licenses	0.8	—	1.7	0.4
Income from unconsolidated clean-coal production facilities	1.5	—	0.7	—
Other net revenues (loss)	(1.3)	0.2	3.5	(0.8)

Total revenues	1.1	0.2	68.6	(0.4)

Cost of revenues from consolidated clean-coal production facilities	—	—	64.0	—
Compensation	2.4	1.0	5.4	1.9
Operating	2.2	1.0	5.9	2.2
Interest	8.7	7.0	17.3	14.3
Depreciation	0.1	—	0.2	—

Total expenses	13.4	9.0	92.8	18.4

Loss from continuing operations before income taxes	(12.3)	(8.8)	(24.2)	(18.8)
Benefit for income taxes	(8.7)	(3.2)	(17.1)	(8.7)

Loss from continuing operations	$(3.6)	$(5.6)	$(7.1)	$(10.1)

Identifiable assets at June 30			$532.8	$525.0

Revenues in the Corporate Segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - This represents revenues from eight clean-coal production facilities that were initially consolidated due to Gallagher’s majority ownership interest. As of March 1, 2010, Gallagher sold portions of its ownership in six of the facilities, and as of that date no longer consolidates the operations at those facilities, which are now accounted for using equity method accounting. These facilities did not operate in the first or second quarters of 2009.

•

Royalty income from clean-coal licenses - This represents revenues related to Gallagher’s ownership interests in Chem-Mod. Effective August 18, 2008, Gallagher has a 42% ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. The royalty income for the three-month and six-month periods ended June 30, 2010 is higher than the same periods in 2009 due to the increased production volume of Chem-Mod’s licensees.

•

Income from unconsolidated clean-coal production facilities - This includes income related to Gallagher’s equity portion of the pretax earnings (losses) of the six clean-coal production facilities discussed above and the production based income from the investors in the six facilities. The facilities did not operate in the first or second quarters of 2009.

•

Other net revenues (loss) - In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales in first quarter 2010 of portions of Gallagher’s ownership in the six clean-coal production facilities discussed above, offset by a $1.5 million write-off, under equity method accounting, of an additional 3% investment in C-Quest’s global operations. The loss in 2009 primarily consists of a $1.0 million write-down by Gallagher of its investment in an investment management company.

Cost of revenues from consolidated clean-coal production facilities includes the costs incurred by the eight clean-coal production facilities to generate the revenues discussed above. These facilities did not operate in the first or second quarters of 2009.

Compensation expense for the three-month periods ended June 30, 2010 and 2009, respectively, includes salary and benefit expenses of $1.5 million and $1.0 million and incentive compensation of $0.9 million and zero. Compensation expense for the six-month periods ended 2010 and 2009, respectively, includes salary and benefits expense of $2.7 million and $1.9 million and incentive compensation expense of $2.7 million and zero. The increase in compensation expense for the three-month period ended June 30, 2010 compared to the same period in 2009 is primarily due to additional headcount and increased incentive compensation related to the operations of the facilities that qualify for tax credits under Internal Revenue Code Section 45 (IRC Section 45). The increase in compensation expense for the six-month period ended June 30, 2010 compared to the same period in 2009 is primarily due to additional headcount and increased incentive compensation related to the sales and operations of the IRC Section 45 facilities.

Operating expense in second quarter 2010 includes professional fees of $0.3 million primarily related to clean-coal activities, expense and minority interest totaling $0.4 million related to royalty income, other corporate operating expenses of $0.9 million and external professional fees and other external due diligence costs of $0.6 million related to 2010 acquisitions. Operating expense in second quarter 2009 includes professional fees of $0.3 million primarily related to clean-coal activities, expense of $0.2 million related to royalty income and other corporate operating expenses of $0.5 million. The increase in operating expense for the three-month period ended June 30, 2010 compared to the same period in 2009 is primarily due to increased bank fees related to corporate debt ($0.3 million) and increased professional fees and other due diligence costs related to 2010 acquisitions ($0.6 million).

Operating expense for the six-month period ended June 30, 2010 includes professional fees of $1.0 million primarily related to clean-coal activities, expense and minority interest totaling $1.0 million related to royalty income, other corporate operating expenses of $1.8 million and external professional fees and other external due diligence costs of $2.1 million related to 2010 acquisitions. Operating expense for the six-month period ended June 30, 2009 includes professional fees of $0.7 million primarily related to clean-coal activities, expense of $0.6 million related to royalty income and other corporate operating expenses of $0.9 million. The increase in operating expense for the six-month period ended June 30, 2010 compared to the same period in 2009 is primarily due to increased bank fees related to corporate debt ($0.4 million), increased corporate costs ($0.5 million) and increased professional fees and other due diligence costs related to 2010 acquisitions ($2.1 million).

The increase in interest expense for the three-month period ended June 30, 2010 compared to the same period in 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($2.2 million), partially offset by a substantial reduction in the amount of borrowings outstanding under the previous credit agreement, plus a reduction in the interest rate of those borrowings ($0.6 million). The increase in interest expense for the six-month period ended June 30, 2010 compared to the same period in 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($4.4 million), partially offset by a substantial reduction in the amount of borrowings on the previous credit agreement, plus a reduction in the interest rate of those borrowings ($1.4 million).

Depreciation expense remained relatively unchanged in the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009.

Gallagher’s consolidated effective tax rate for the three-month period ended June 30, 2010 was 34.4% compared to 40.9% for the same period in 2009. Gallagher’s consolidated effective tax rate for the six-month period ended June 30, 2010 was 33.4% compared to 38.7% for the same period in 2009. The decrease in the second quarter 2010 tax rate compared to the same period in 2009 was the result of the impact of IRC Section 45 tax credits that are expected to be generated throughout 2010. Gallagher’s second quarter 2009 tax rate was lower than the statutory rate due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in 2009.

Gallagher anticipates that the clean-coal production facilities could potentially generate net earnings for Gallagher of $5.0 million to $7.0 million for the remainder of 2010 while operating under temporary regulatory permits, and after receiving long-term permits and satisfying other operating conditions, potentially up to $10.0 million quarterly from 2011 through 2019, from a combination of pretax income and tax credits under IRC Section 45.

Chem-Mod is in the early stages of commercializing and marketing its Chem-Mod™ Solution technologies to its principal customers, coal-fired power plants owned by utility companies, including those utilities that are operating with the clean-coal production facilities Gallagher built.

Gallagher’s ability to recoup its clean-coal related investments and generate earnings on them is subject to significant risk and uncertainties relating to, among other things, its utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, utilities’ use of coal to produce electricity, the operations of the facilities, Gallagher’s co-investors and operational partners, and the defense of its intellectual property. Also, while Gallagher believes that refined coal production at the clean-coal production facilities using the Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, there can be no assurance that the production will continue to meet the requirements of IRC Section 45.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements on an annual basis. However, due to seasonality in its operations, in the six-month periods ended June 30, 2010 and 2009, Gallagher relied to a large extent on proceeds from borrowings under its previous credit agreement and the issuance of Gallagher’s common stock for the funding of its 2010 acquisitions and earnout obligations. Management believes that cash flow from operations and borrowings under its Credit Agreement will provide Gallagher with adequate resources to meet its liquidity needs in the foreseeable future.

Cash Flows From Operating Activities

Cash provided by operating activities was $89.6 million and $77.6 million for the six-month periods ended June 30, 2010 and 2009, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2010 compared to the same period in 2009 was primarily due to improved cash collections on receivables. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based compensation expenses.

When assessing its overall liquidity, Gallagher believes that the focus should be on earnings from continuing operations, adjusted for non-cash items, in the Consolidated Statement of Earnings and cash provided by operating activities in the Consolidated Statement of Cash Flows. Gallagher believes that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Because of the variability in the timing of premiums and fees receivable and premiums payable, net cash flows provided by operations will vary substantially from quarter to quarter and year to year related to these items. Gallagher believes that in order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds are presented in Gallagher’s Consolidated Balance Sheet as “Restricted Cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. There currently is no ERISA funding requirement for the plan in 2010. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the six-month periods ended June 30, 2010 and 2009, Gallagher made discretionary contributions of $3.0 million and $1.0 million, respectively, to the defined benefit pension plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

Gallagher recognizes in its Consolidated Balance Sheet an asset for its defined benefit postretirement plans’ overfunded status or a liability for its plans’ underfunded status. Gallagher recognizes changes in the funded status of its defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information required to be disclosed related to its defined benefit postretirement plans. GAAP requires that Gallagher recognize an accrued benefit plan liability for its underfunded defined benefit pension and unfunded retiree medical plans (together, the Plans). The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2009, the funded status of the Plans significantly improved primarily due to favorable asset returns. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $30.5 million, including a related adjustment to tax benefits of $12.4 million and an increase of Gallagher’s stockholders’ equity of $18.1 million in 2009. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2010 or 2009, changes in the pension regulatory environment and investment losses in its pension plan could have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $13.0 million and $13.5 million for the six-month periods ended June 30, 2010 and 2009, respectively. In 2010, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $25.0 million and $31.9 million in the six-month periods ended June 30, 2010 and 2009, respectively. Gallagher completed eight acquisitions and nine acquisitions in the six-month periods ended June 30, 2010 and 2009, respectively.

During the six-month period ended June 30, 2010, Gallagher issued 703,000 shares of its common stock, paid $1.3 million in cash and accrued $5.4 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $12.2 million. During the six-month period ended June 30, 2009, Gallagher issued 641,000 shares of its common stock, paid $3.9 million in cash and accrued $0.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.2 million. During the six-month period ended June 30, 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008.

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

Dispositions - During the six-month periods ended June 30, 2010 and 2009, Gallagher sold several small books of business and recognized one-time gains of $1.5 million and $9.4 million, respectively, which approximated the cash proceeds received related to these transactions.

Outlook - Gallagher believes it has sufficient capital to meet its short- and long-term cash flow needs. Except for 2008 and 2005, Gallagher’s earnings from continuing operations before income taxes have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. Gallagher expects the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because it intends to expand its business through organic growth from its existing operations and growth through acquisitions. Additionally, Gallagher anticipates that it will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and its common stock to fund acquisitions. In addition, Gallagher may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt markets, equity markets, or restructuring its operations.

Cash Flows From Financing Activities

On July 15, 2010, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the previous facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement. Although Gallagher is not currently experiencing any limitation of access to its Credit Agreement and is not aware of any issues currently impacting the ability or willingness of the lenders under its Credit Agreement to honor their commitments to extend credit, the U.S. and global credit environment could adversely affect its ability to borrow under its Credit Agreement in the future.

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. Gallagher may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million.

At June 30, 2010, Gallagher had $550.0 million of corporate-related borrowings outstanding under two note purchase agreements entered into in 2009 and 2007 and a cash and cash equivalent balance of $230.0 million. Gallagher also uses its Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 7 to the Consolidated Financial Statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were no borrowings outstanding under Gallagher’s previous credit agreement or the Credit Agreement at June 30, 2010 or July 15, 2010, respectively. Due to outstanding letters of credit, $484.0 million remained available for potential borrowings under the Credit Agreement at July 15, 2010.

In the six-month period ended June 30, 2010, Gallagher borrowed and repaid $48.0 million under the previous credit agreement. In the six-month period ended June 30, 2009, Gallagher borrowed and repaid $105.0 million and $44.0 million, respectively, under the previous credit agreement. Principal uses of the 2010 and 2009 borrowings under the previous credit agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at June 30, 2010.

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

In the six-month period ended June 30, 2010, Gallagher declared $67.2 million in cash dividends on its common stock, or $.32 per common share. On July 15, 2010, Gallagher paid a second quarter dividend of $.32 per common share to shareholders of record at June 30, 2010. If the dividend is maintained at $.32 per common share throughout 2010, this dividend level would result in annualized net cash used by financing activities in 2010 of approximately $134.7 million (based on the number of outstanding shares as of June 30, 2010) or an increase in cash used of approximately $3.6 million compared to 2009.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the six-month periods ended June 30, 2010 and 2009. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of June 30, 2010, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2010 represent 15,000 shares (at a cost of $0.3 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2010 restricted stock distributions. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2009 represent 18,000 shares (at a cost of $0.3 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the six-month periods ended June 30, 2010 and 2009 were $23.1 million and $4.5 million, respectively. Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of June 30, 2010, 367,000 shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, capital structure, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at June 30, 2010 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at June 30, 2010 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2010.

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

At June 30, 2010, Gallagher had $550.0 million of borrowings outstanding under its note purchase agreements. The aggregate fair value of these borrowings at June 30, 2010 was $602.7 million due to their long-term duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, and therefore the market quotes are deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at June 30, 2010 and the resulting fair values would be $30.7 million higher than their carrying value.

At June 30, 2010 or July 15, 2010, Gallagher had no borrowings outstanding under its previous credit agreement or the Credit Agreement, respectively. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at June 30, 2010 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Australian and Canadian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2010 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $1.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2010 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $1.0 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. During the six-month periods ended June 30, 2010 and 2009, Gallagher had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of its future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect Gallagher against significant U.K. currency exchange rate movements, but Gallagher is still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010 and 2009.

Item 4. Controls and Procedures

Gallagher’s management, including Gallagher’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that Gallagher’s disclosure controls and procedures were effective as of such date.

There has been no change in Gallagher’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three-month period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Gallagher’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 14 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs (1)	or Programs
April 1 to April 30, 2010	—	$—	—	10,000
May 1 to May 31, 2010	—	—	—	10,000
June 1 to June 30, 2010	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of June 30, 2010, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

On May 5, 2010, Gallagher issued approximately 456,000 unregistered shares of its common stock, valued at approximately $12.0 million, to FirstCity (N.A.), Inc., FirstCity Insurance Group Limited and FirstCity Partnership Limited, as partial consideration for the purchase of all of the insurance brokerage business of such entities. The shares issued by Gallagher were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. On May 5, 2010, Gallagher filed a prospectus supplement to its registration statement on Form S-3 to register the re-sale of such shares.

Item 6. Exhibits

Included in this Form 10-Q.

* 10.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009).

* 10.2	Senior Management Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Not included in this Form 10-Q.

4.1	Multicurrency Credit Agreement, dated as of July 15, 2010, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, Bank of America, N.A., Citibank N.A. and Barclays Bank PLC, as co-syndication agents, and JPMorgan Chase Bank N.A. and U.S. Bank National Association, as documentation agents (incorporated by reference to same exhibit number to Gallagher’s Form 8-K Current Report dated July 15, 2010, File No. 1-9761).

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 30, 2010	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2010

Exhibit Index

10.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009).

10.2	Senior Management Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.