Form 10-Q
period 2010-09-30
GALLAGHER ARTHUR J & CO
filed 2010-10-29
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2010 was 106,006,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item  1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Commissions	$251.9	$237.0	$713.1	$684.7
Fees	185.7	188.9	530.1	542.4
Supplemental and contingent commissions	19.7	10.3	82.4	51.6
Investment income	1.6	1.4	5.1	4.6
Gains on books of business sales and other	3.8	1.7	5.3	11.1
Revenues from clean-coal activities	1.0	—	66.1	0.4
Other net revenues (loss)	(0.5)	0.2	3.0	(0.6)

Total revenues	463.2	439.5	1,405.1	1,294.2

Compensation	280.5	263.2	818.5	784.9
Operating	84.8	83.7	253.4	241.7
Cost of revenues from clean-coal activities	—	—	64.0	—
Interest	8.6	6.8	25.9	21.1
Depreciation	8.3	7.7	24.0	22.9
Amortization	14.5	13.8	45.0	40.3
Change in estimated acquisition earnout payables	(3.9)	1.2	(2.9)	2.6

Total expenses	392.8	376.4	1,227.9	1,113.5

Earnings from continuing operations before income taxes	70.4	63.1	177.2	180.7
Provision for income taxes	24.2	21.5	59.9	67.0

Earnings from continuing operations	46.2	41.6	117.3	113.7

Discontinued operations:
Earnings (loss) on discontinued operations before income taxes	—	—	3.0	(3.3)
Gain on disposal of operations	—	—	—	0.1
Provision (benefit) for income taxes	—	—	0.9	(1.3)

Earnings (loss) from discontinued operations	—	—	2.1	(1.9)

Net earnings	$46.2	$41.6	$119.4	$111.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.41	$1.13	$1.14
Earnings (loss) from discontinued operations	—	—	0.02	(0.02)

Net earnings	$0.44	$0.41	$1.15	$1.12

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.41	$1.12	$1.14
Earnings (loss) from discontinued operations	—	—	0.02	(0.02)

Net earnings	$0.44	$0.41	$1.14	$1.12

Dividends declared per common share	$0.32	$0.32	$0.96	$0.96

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents	$296.3	$205.9
Restricted cash	565.4	522.6
Premiums and fees receivable	704.9	693.7
Other current assets	123.3	117.8

Total current assets	1,689.9	1,540.0
Fixed assets - net	75.8	80.7
Deferred income taxes	244.9	271.1
Other noncurrent assets	190.1	177.8
Goodwill - net	824.4	742.3
Amortizable intangible assets - net	435.6	438.4

Total assets	$3,460.7	$3,250.3

Premiums payable to insurance and reinsurance companies	$1,252.7	$1,166.5
Accrued compensation and other accrued liabilities	190.9	214.7
Unearned fees	44.5	41.5
Other current liabilities	38.5	51.7
Income taxes payable	5.7	—
Corporate related borrowings - current	—	—

Total current liabilities	1,532.3	1,474.4
Corporate related borrowings - noncurrent	550.0	550.0
Other noncurrent liabilities	367.0	333.0

Total liabilities	2,449.3	2,357.4

Stockholders’ equity:
Common stock - issued and outstanding 106.0 shares in 2010 and 102.5 shares in 2009	106.0	102.5
Capital in excess of par value	439.6	349.1
Retained earnings	468.4	450.3
Accumulated other comprehensive loss	(2.6)	(9.0)

Total stockholders’ equity	1,011.4	892.9

Total liabilities and stockholders’ equity	$3,460.7	$3,250.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended September 30,
	2010	2009
Cash flows from operating activities:
Earnings from continuing operations	$117.3	$113.7
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net (gain) loss on investments and other	(5.5)	0.9
Depreciation and amortization	69.0	63.2
Change in estimated acquisition earnout payables	(2.9)	2.6
Amortization of deferred compensation and restricted stock	4.8	4.5
Stock-based and other noncash compensation expense	6.7	6.4
Net change in restricted cash	(32.2)	(14.7)
Net change in premiums receivable	26.0	79.7
Net change in premiums payable	56.7	(41.2)
Net change in other current assets	(8.8)	3.5
Net change in accrued compensation and other accrued liabilities	(26.4)	(45.3)
Net change in fees receivable/unearned fees	(14.7)	(24.6)
Net change in income taxes payable/recoverable	19.4	2.7
Net change in deferred income taxes	18.6	45.3
Net change in other noncurrent assets and liabilities	(14.6)	(2.1)

Net cash provided by operating activities of continuing operations	213.4	194.6
Earnings (loss) from discontinued operations	2.1	(1.9)
Noncash items related to discontinued operations	(3.1)	3.0
Net gain on disposal of discontinued operations	—	(0.1)

Net cash provided by operating activities	212.4	195.6

Cash flows from investing activities:
Net additions to fixed assets	(18.1)	(17.6)
Cash paid for acquisitions, net of cash acquired	(44.2)	(33.8)
Net (funding) proceeds of investment transactions	13.1	(7.2)

Net cash used by investing activities	(49.2)	(58.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	26.4	6.6
Tax impact from issuance of common stock	1.1	(3.1)
Repurchases of common stock	(0.6)	(0.7)
Dividends paid	(99.7)	(95.3)
Borrowings on line of credit facility	48.0	132.0
Repayments on line of credit facility	(48.0)	(133.0)

Net cash used by financing activities	(72.8)	(93.5)

Net increase in cash and cash equivalents	90.4	43.5
Cash and cash equivalents at beginning of period	205.9	194.4

Cash and cash equivalents at end of period	$296.3	$237.9

Supplemental disclosures of cash flow information:
Interest paid	$30.2	$27.5
Income taxes paid	21.2	23.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Total
Balance at December 31, 2009	102.5	$102.5	$349.1	$450.3	$(9.0)	$892.9
Net earnings	—	—	—	119.4	—	119.4
Net change in pension liability, net of taxes of $0.4 million	—	—	—	—	0.7	0.7
Foreign currency translation, net of taxes of $3.4 million	—	—	—	—	5.7	5.7

Comprehensive earnings						125.8
Compensation expense related to stock option plan grants	—	—	5.6	—	—	5.6
Tax expense from issuance of common stock	—	—	2.5	—	—	2.5
Tax effect of stock options	—	—	(1.4)	—	—	(1.4)
Common stock issued in:
Twenty-one purchase transactions	2.2	2.2	53.4	—	—	55.6
Stock option plans	1.1	1.1	19.9	—	—	21.0
Employee stock purchase plan	0.2	0.2	5.2	—	—	5.4
Deferred compensation and restricted stock	—	—	4.8	—	—	4.8
Other compensation expense	—	—	1.1	—	—	1.1
Common stock repurchases	—	—	(0.6)	—	—	(0.6)
Cash dividends declared on common stock	—	—	—	(101.3)	—	(101.3)

Balance at September 30, 2010	106.0	$106.0	$439.6	$468.4	$(2.6)	$1,011.4

See notes to consolidated financial statements.

Notes to September 30, 2010 Consolidated Financial Statements (Unaudited)

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

In the preparation of Gallagher’s consolidated financial statements as of September 30, 2010, management evaluated all material subsequent events or transactions that occurred after the balance sheet date, through the date on which the financial statements were issued, for potential recognition in its consolidated financial statements and/or disclosure in the notes thereto.

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

The revised multiple-element revenue arrangements guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. Gallagher is currently evaluating the impact that the adoption of ASU 2009-13 could have, if any, on its consolidated financial statements and notes thereto.

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

3. Investments

The following is a summary of Gallagher’s investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	September 30, 2010		December 31, 2009
		Funding
	Assets	Commitments	Assets
Clean-coal related ventures	$21.2	$—	$29.8
Biomass energy ventures	8.4	—	8.5
Venture capital funds and other	6.8	1.1	7.4

Total investments	$36.4	$1.1	$45.7

Clean-Coal Related Ventures

Gallagher owns portions of various clean-coal production operations and two early-stage clean-coal ventures, all of which have been deemed to be VIEs.

Eight Clean-Coal Operations - Gallagher incurred capital expenditures totaling $31.4 million to build eight commercial clean-coal production operations, and placed each into service in December 2009 at several coal-fired power plants. These operations apply certain chemicals and technologies (licensed from Chem-Mod, LLC (Chem-Mod) as discussed below) to coal feedstock which, when mixed, reduce harmful emissions. In first quarter 2010, Gallagher sold portions of its ownership in six of these operations, which reduced its net investment in the operations to $22.3 million, and recognized a $4.8 million net pretax gain on the sales. Gallagher is currently seeking other utilities to purchase the coal produced by the two remaining operations and additional partners to invest in these operations.

For the first two months of 2010, Gallagher was required to consolidate the operating results of these operations because of its majority ownership position. Effective March 1, 2010, Gallagher sold a portion of its ownership interests in six of these operations. The unanimous consent of the owners of each operation is now required for every action that would denote control, which eliminated the requirement for Gallagher to consolidate these operations. These operations are now accounted for using equity method accounting. These operations have also been determined to be VIEs. The remaining two operations continue to be consolidated by Gallagher. At September 30, 2010, total assets and total liabilities of these six operations were approximately $109.6 million and $76.9 million, respectively. For the three-month and nine-month periods ended September 30, 2010, total revenues were $235.7 million and $522.5 million, respectively, and total expenses were $249.4 million and $554.9 million, respectively. Gallagher funds its portion of the obligations for the operations in accordance with its membership agreements. There are no additional debts or other obligations that Gallagher is committed to fund related to these operations.

Chem-Mod Clean-Coal Venture - At September 30, 2010, Gallagher held a 42% interest in Chem-Mod’s U.S. and Canadian operations and 20% of its other international operations. At September 30, 2010, Gallagher’s carrying value of its investment in these Chem-Mod operations was zero. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. Gallagher also believes that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under Internal Revenue Code Section 45 (IRC Section 45).

Chem-Mod has been determined to be a VIE. Gallagher is deemed to be the primary beneficiary based on the level of control it exerts on the operations of Chem-Mod, and therefore was required to consolidate this investment into its consolidated financial statements beginning in third quarter 2008. At September 30, 2010, total assets and total liabilities of this investment that were included in Gallagher’s consolidated balance sheet were each less than $1.3 million. Gallagher is under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to Gallagher.

C-Quest Clean-Coal Venture - On April 15, 2010, Gallagher purchased an additional 3% interest in the global operations of C-Quest Technology LLC (C-Quest) for $1.5 million, which was subsequently written-off under equity method accounting. At September 30, 2010, Gallagher held an 8% interest in C-Quest’s global operations and its carrying value in C-Quest was zero. Gallagher also has options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. C-Quest has been determined to be a VIE, but due to Gallagher’s lack of control over the operation of C-Quest, Gallagher is not required to consolidate this investment.

Biomass Energy Ventures

Gallagher has made investments in various biomass energy ventures. At September 30, 2010, Gallagher’s remaining investment of $8.4 million consisted of a 13.4% equity interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell biogas.

Venture Capital Funds and Other

At September 30, 2010, Gallagher’s remaining investments of $6.8 million consisted of (i) four venture capital funds totaling $6.3 million, (ii) a 20% interest in an investment management company totaling $0.5 million, (iii) twelve certified low-income housing developments with zero carrying value, and (iv) two real estate entities with zero carrying value. Fourteen of the nineteen ventures have been determined to be VIEs, but are not required to be consolidated. At September 30, 2010, total assets and total debt of these fourteen ventures were approximately $62.0 million and $19.0 million, respectively. Gallagher’s maximum exposure to a potential loss related to these investments was zero at September 30, 2010, which equaled the net aggregate carrying value of these ventures.

4. Business Combinations

During the nine-month period ended September 30, 2010, Gallagher acquired policy renewal rights and substantially all of the net assets of the following brokerage firms in exchange for Gallagher common stock and/or cash (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Securitas Re February 12, 2010	—	$—	$1.0	$0.3	$—	$—	$1.3	$—
Winn & Company Insurance Brokers, Inc. March 1, 2010	121	2.7	1.0	—	0.4	1.0	5.1	2.3
Policy renewal rights from FirstCity Partnership Ltd. (FCP) April 1, 2010	456	11.8	12.7	—	—	2.9	27.4	5.6
Risk & Reward Group (RRG) May 28, 2010	—	—	5.9	—	—	1.7	7.6	4.7
Bowen, Miclette, Britt & Merry of Arkansas, Inc. May 1, 2010	52	1.2	—	—	0.1	0.1	1.4	0.3
Joseph James & Associates (JJA) June 1, 2010	152	3.8	1.1	—	0.1	2.2	7.2	5.0
Benefits Unlimited, Inc. (BUI) July 31, 2010	99	2.3	1.5	—	0.2	4.0	8.0	6.4
The Old Greenwich Consulting Group LLC (OGC) September 1, 2010	317	7.6	2.6	—	0.3	6.2	16.7	8.0
Three other acquisitions completed in first, second and third quarters	123	3.0	0.8	—	0.2	1.3	5.3	2.7

	1,320	$32.4	$26.6	$0.3	$1.3	$19.4	$80.0	$35.0

In October 2008, Gallagher acquired a 40% equity interest in Specialised Broking Associates Pty Ltd (SBA) with the option to increase its ownership to 100%. SBA provides P/C brokerage services to Australian and other international clients. Effective July 1, 2010, Gallagher acquired the remaining 60% equity interest in SBA for $14.3 million in cash, of which $1.4 million is held in escrow. Gallagher’s carrying value of its 40% ownership interest in SBA was $6.5 million as of the acquisition date. SBA’s acquisition date balance sheet included current assets of $6.5 million, current liabilities of $6.4 million and non-current liabilities of $3.1 million. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date for SBA was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $13.3 million, $10.3 million and $0.2 million, respectively. Gallagher also recognized a gain of $2.7 million and recorded additional goodwill for the increase in fair value of Gallagher’s original 40% equity interest in SBA upon the acquisition of the remaining 60% equity interest. The fair value of Gallagher’s original 40% equity interest in SBA was determined by allocating, on a pro rata basis, the fair value of 100% of the SBA entity as adjusted for the prior non-controlling ownership position. The fair value of 100% of the SBA entity was determined using the valuation techniques discussed below.

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. Escrow deposits that are returned to Gallagher as a result of adjustments to net assets acquired are recorded as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. The amounts recorded as earnout payables are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. Subsequent changes in these estimated earnout obligations, including the accretion of discount, will be recorded in the consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired entity’s future performance was estimated using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. The future payments are estimated using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return which reflect the ability of the acquired entity to achieve the forecast. During the three-month periods ended September 30, 2010 and 2009, Gallagher recognized $1.7 million and $1.2 million, respectively, of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. During the nine-month periods ended September 30, 2010 and 2009, Gallagher recognized $4.6 million and $2.6 million, respectively, of expense in its consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, during the three-month and nine-month periods ended September 30, 2010, Gallagher recognized $5.6 million and $7.5 million, respectively, of income related to net adjustments in the estimated fair market value of earnout obligations related to revised projections of future performance for nine acquisitions. The aggregate amount of maximum earnout obligations related to the 2009 and 2010 acquisitions was $176.3 million, of which $76.7 million was recorded in the consolidated balance sheet as of September 30, 2010 based on the estimated fair value of the expected future payments to be made.

For acquisitions made prior to January 1, 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its acquisition date because such obligations were not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of maximum unrecorded earnout payables outstanding as of September 30, 2010 was $193.9 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	FCP	RRG	JJA	BUI	OGC	Six Other Acquisitions	Total
Current assets	$27.8	$2.0	$0.1	$1.8	$0.1	$3.9	$35.7
Fixed assets	0.5	—	—	—	—	0.4	0.9
Noncurrent assets	2.8	—	—	—	—	—	2.8
Goodwill	14.0	5.4	4.4	5.1	11.4	7.0	47.3
Expiration lists	7.1	2.9	2.8	2.8	5.1	5.8	26.5
Non-compete agreements	0.3	—	—	0.1	0.1	0.2	0.7

Total assets acquired	52.5	10.3	7.3	9.8	16.7	17.3	113.9

Current liabilities	24.3	1.9	0.1	1.8	—	3.6	31.7
Noncurrent liabilities	0.8	0.8	—	—	—	0.6	2.2

Total liabilities assumed	25.1	2.7	0.1	1.8	—	4.2	33.9

Total net assets acquired	$27.4	$7.6	$7.2	$8.0	$16.7	$13.1	$80.0

These acquisitions allow Gallagher to expand into desirable geographic locations, further extend its presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated within the Brokerage Segment to goodwill, expiration lists and non-compete agreements in the amounts of $63.3 million, $36.8 million and $0.9 million, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. The fair value is estimated as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The acquired non-compete agreements were valued using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are currently being amortized on a straight-line basis over useful lives of three to fifteen years and three to five years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. Gallagher reviews its intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the nine-month period ended September 30, 2010, Gallagher wrote-off $2.3 million of amortizable intangible assets related to the Brokerage Segment. No such indicators were noted in the three-month period ended September 30, 2010. No such indicators were noted in the three-month and nine-month periods ended September 30, 2009. Of the $36.8 million of expiration lists and $0.9 million of non-competes related to the 2010 acquisitions, $14.8 million and $0.2 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, Gallagher recorded a deferred tax liability of $4.6 million and a corresponding amount of goodwill in 2010 related to the nondeductible amortizable intangible assets.

During the nine-month period ended September 30, 2010, Gallagher issued 882,000 shares of its common stock, paid $2.8 million in cash, and accrued $4.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $17.2 million. During the nine-month period ended September 30, 2009, Gallagher issued 988,000 shares of its common stock, paid $4.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $21.0 million. During the nine-month period ended September 30, 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008.

Gallagher’s consolidated financial statements for the nine-month period ended September 30, 2010 includes the operations of the entities acquired from the dates of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2009 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Total revenues	$464.1	$452.3	$1,422.2	$1,335.6
Earnings from continuing operations	46.4	42.3	118.8	117.7
Basic earnings from continuing operations per share	0.44	0.41	1.13	1.16
Diluted earnings from continuing operations per share	0.44	0.41	1.13	1.16

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2009, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the nine-month period ended September 30, 2010 totaled approximately $56.7 million.

5. Discontinued Operations

The assets and liabilities included in the accompanying September 30, 2010 and December 31, 2009 consolidated balance sheet related to discontinued operations were as follows (in millions):

	September 30, 2010	December 31, 2009
Cash and restricted cash	$1.8	$0.3
Other noncurrent assets	7.5	12.9

Total assets	$9.3	$13.2

Premiums payable to insurance and reinsurance companies	$0.2	$0.2
Other current liabilities	1.1	1.0
Other noncurrent liabilities	8.0	12.0

Total liabilities	$9.3	$13.2

As part of integrating the operations of a London-based insurance brokerage firm acquired by Gallagher on April 1, 2010, Gallagher restored into service certain leased real estate space that was abandoned in 2008 as part of the wind-down of certain of its discontinued operations. In the nine-month period ended September 30, 2010, Gallagher recognized $2.1 million of pretax earnings from discontinued operations for the reversal of a portion of the lease abandonment charges incurred in 2008.

6. Intangible Assets

The carrying amount of goodwill at September 30, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
United States	$757.1	$9.5	$—	$766.6
Foreign, principally Australia, Canada and the U.K.	57.6	0.2	—	57.8

Total goodwill - net	$814.7	$9.7	$—	$824.4

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2010 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2010	$732.6	$9.7	$—	$742.3
Goodwill acquired during the period	63.3	—	—	63.3
Goodwill related to earnouts recognized during the period	17.2	—	—	17.2
Foreign currency translation adjustments during the period	1.6	—	—	1.6

Balance as of September 30, 2010	$814.7	$9.7	$—	$824.4

Major classes of amortizable intangible assets consist of the following (in millions):

	September 30, 2010	December 31, 2009
Expiration lists	$636.2	$594.8
Accumulated amortization - expiration lists	(210.3)	(166.6)

	425.9	428.2

Non-compete agreements	23.0	22.2
Accumulated amortization - non-compete agreements	(19.4)	(18.4)

	3.6	3.8

Trade name	8.0	7.9
Accumulated amortization - trade name	(1.9)	(1.5)

	6.1	6.4

Net amortizable assets	$435.6	$438.4

Estimated aggregate amortization expense for each of the next five years is as follows:

2010 (remaining three months)	$14.6
2011	57.6
2012	54.8
2013	53.3
2014	51.5

Total	$231.8

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding Gallagher and its subsidiaries and various financial covenants, including covenants that require Gallagher to maintain specified financial ratios. Gallagher was in compliance with these covenants at September 30, 2010. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of Gallagher or its subsidiaries, certain judgments against Gallagher or its subsidiaries and events of bankruptcy involving Gallagher or its material subsidiaries.

The notes issued under the note purchase agreements are senior unsecured obligations of Gallagher and rank equal in right of payment with Gallagher’s Credit Agreement discussed below.

Credit Agreement - On July 15, 2010, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the prior facility were fully paid and satisfied, except for the letters of credit (LOCs) which became LOCs under the Credit Agreement. Gallagher incurred no early termination fees in connection with replacing the prior credit agreement.

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

The Credit Agreement provides that Gallagher may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars are Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on LOCs in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on LOCs in currencies other than U.S. dollars under the Credit Agreement are based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of 1.45%, 1.65%, 1.85% or 2.00%, depending on the financial leverage ratio maintained by Gallagher. Interest rates on swing loans are based, at the election of Gallagher, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .30%, .35%, .40% or .50% of the used and unused portions of the revolving credit facility, depending on the financial leverage ratio maintained by Gallagher. In connection with entering into the Credit Agreement, Gallagher incurred approximately $3.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over the term of the Credit Agreement.

The terms of Gallagher’s Credit Agreement includes various financial covenants, including covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2010. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At September 30, 2010, $16.0 million of LOCs (for which Gallagher had $11.9 million of liabilities recorded at September 30, 2010) were outstanding under the Credit Agreement. There were no borrowings outstanding under the facility at September 30, 2010. Accordingly, as of September 30, 2010, $484.0 million remained available for potential borrowings, of which $59.0 million may be in the form of additional LOCs.

The following is a summary of Gallagher’s debt (in millions):

	September 30, 2010	December 31, 2009
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0

Total Note Purchase Agreements	550.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	—

Total debt	$550.0	$550.0

The fair value of the $550.0 million in debt under the note purchase agreements at September 30, 2010 was $623.3 million due to the long-tem duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit ratings changes of Gallagher. Therefore, the market quotes are deemed to be the closest approximation of current market rates.

See Note 14 to the consolidated financial statements for additional discussion on commitments and contingencies.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Earnings from continuing operations	$46.2	$41.6	$117.3	$113.7
Earnings (loss) from discontinued operations	—	—	2.1	(1.9)

Net earnings	$46.2	$41.6	$119.4	$111.8

Weighted average number of common shares outstanding	105.5	101.4	104.2	100.0
Dilutive effect of stock options using the treasury stock method	0.2	0.2	0.2	0.1

Weighted average number of common and common equivalent shares outstanding	105.7	101.6	104.4	100.1

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.41	$1.13	$1.14
Earnings (loss) from discontinued operations	—	—	0.02	(0.02)

Net earnings	$0.44	$0.41	$1.15	$1.12

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.44	$0.41	$1.12	$1.14
Earnings (loss) from discontinued operations	—	—	0.02	(0.02)

Net earnings	$0.44	$0.41	$1.14	$1.12

Options to purchase 9.3 million and 11.4 million shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 11.5 million and 12.6 million shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of Gallagher’s common shares during the respective periods, and therefore would be antidilutive to earnings per share under the treasury stock method.

9. Stock Option Plans

Long-Term Incentive Plan

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

Prior Stock Option Plans

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

Other Information

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of Gallagher, as defined in the plan documents.

During the three-month periods ended September 30, 2010 and 2009, Gallagher recognized $2.1 million and $2.5 million, respectively, of compensation expense related to its stock option grants. During the nine-month periods ended September 30, 2010 and 2009, Gallagher recognized $5.6 million and $6.4 million, respectively, of compensation expense related to its stock option grants.

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

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Any option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because Gallagher’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2010 and 2009, as determined on the grant date using the Black-Scholes option pricing model, was $3.90 and $4.19, respectively.

The following is a summary of Gallagher’s stock option activity and related information for 2010 (in millions, except exercise price and years data):

	Nine-month period ended September 30, 2010
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.4	$26.26
Granted	1.0	24.24
Exercised	(1.1)	19.13
Forfeited or canceled	(0.2)	27.58

Ending balance	13.1	$26.69	3.82	$11.9

Exercisable at end of period	8.7	$26.88	3.21	$7.5

Ending vested and expected to vest	13.0	$26.69	3.81	$11.8

Options with respect to 1.7 million shares (less any shares of restricted stock issued under the LTIP as discussed in Note 11 to the consolidated financial statements) were available for grant under the LTIP at September 30, 2010.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2010 and 2009 amounted to $6.3 million and $0.8 million, respectively. As of September 30, 2010, there was approximately $24.6 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at September 30, 2010 is summarized as follows (in millions, except exercise price and years data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 - $ 24.13	2.8	4.52	$23.26	1.4	$22.69
24.58 - 26.50	3.8	2.43	25.59	2.9	25.64
26.55 - 27.25	2.6	4.73	27.20	1.6	27.19
27.35 - 29.42	2.9	4.51	29.08	1.9	29.10
29.45 - 36.94	1.0	2.73	32.22	0.9	32.26

$ 1.11 - $ 36.94	13.1	3.82	$26.69	8.7	$26.88

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

The Gallagher common stock that is issued under the plan to the rabbi trust is valued at historical cost (fair market value at the date of grant). The unearned deferred compensation obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During both three-month periods ended September 30, 2010 and 2009, $0.4 million was charged to compensation expense related to this plan. During the nine-month periods ended September 30, 2010 and 2009, $1.1 million and $1.2 million, respectively, was charged to compensation expense related to this plan. At September 30, 2010 and December 31, 2009, $8.5 million (related to 646,000 shares) and $9.5 million (related to 685,000 shares), respectively, of unearned deferred compensation was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested Gallagher common stock under the plan at September 30, 2010 and December 31, 2009 was $17.0 million and $15.4 million, respectively.

In first quarter 2010 and 2009, the Compensation Committee approved $5.9 million and $5.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2010 and 2009, respectively. The fair value of the funded cash award assets at September 30, 2010 and December 31, 2009 was $20.0 million and $13.3 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended September 30, 2010 and 2009, $0.7 million and $0.5 million, respectively, was charged to compensation expense related to these awards. During the nine-month periods ended September 30, 2010 and 2009, $2.0 million and $1.5 million, respectively, was charged to compensation expense related to these awards. During both nine-month periods ended September 30, 2010 and 2009, cash and equity awards with an aggregate fair value of $1.1 million were vested and distributed to participants in this plan.

11. Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 9 to the consolidated financial statements, Gallagher’s stockholders approved the LTIP on May 12, 2009. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the Compensation Committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed at Gallagher during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee. The Compensation Committee may also grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of Gallagher common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of Gallagher. The maximum number of shares available under the LTIP for awards of restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At September 30, 2010, 365,000 shares were available for grant under the LTIP for such awards.

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

The 2010 and 2009 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 185,000 shares granted in first quarter 2010 and 199,000 shares granted in first quarter 2009, vest in full based on continued employment through March 3, 2014 and March 4, 2013, respectively, while the other 2010 and 2009 restricted stock awards generally vest annually on a pro rata basis. The vesting periods of the 2010 and 2009 restricted stock awards are as follows (in shares):

	Shares Granted
Vesting Period	2010	2009
One year	12,000	16,000
Two years	17,000	4,000
Four years	187,000	199,000
Five years	—	7,000
Six years	—	12,000

Total shares granted	216,000	238,000

Gallagher accounts for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, an unearned restricted stock obligation is recorded as a reduction of capital in excess of par value in the accompanying consolidated balance sheet and is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of the Gallagher common stock that is owed to the participants do not have any impact on Gallagher’s consolidated financial statements. During the three-month periods ended September 30, 2010 and 2009, $1.1 million and $1.0 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2005 through 2010. During the nine-month periods ended September 30, 2010 and 2009, $3.7 million and $3.3 million, respectively, was charged to compensation expense related to restricted stock awards granted in 2006 through 2010. At September 30, 2010 and December 31, 2009, $2.6 million (related to 217,000 shares) and $3.4 million (related to 251,000 shares), respectively, of unearned restricted stock outstanding was recorded as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at September 30, 2010 and 2009 was $22.5 million and $18.2 million, respectively.

Cash Awards

On March 4, 2009, pursuant to a Performance Unit Program (the Program), the Compensation Committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to officers and key employees of Gallagher that are denominated in units (1.3 million units in the aggregate), each of which was equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. The Program consists of a one-year performance period based on financial performance and a two-year vesting period. At the discretion of the Compensation Committee and determined based on company performance, the officer or key employee was granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period, eligible employees were granted a number of units based on achievement of the performance goal and subject to approval by the Compensation Committee. Granted units fully vest based on continuous employment through January 1, 2012. The ultimate award value will be equal to the trailing twelve month stock price on December 31, 2011, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the grant will be paid out in cash as soon as practicable in 2012. If an eligible employee leaves Gallagher prior to the vesting date, the entire award will be forfeited. Based on company performance for 2009, Gallagher granted 1.2 million units under the Program in first quarter 2010 that will fully vest on January 1, 2012. During the three-month period ended September 30, 2010, $3.5 million was charged to compensation expense related to this provisional grant. During the nine-month period ended September 30, 2010, $10.5 million was charged to compensation expense related to this provisional grant.

During the three-month and nine-month periods ended September 30, 2009, $0.5 million and $1.7 million, respectively, was charged to compensation expense related to a 2007 grant under the Program that fully vested on January 1, 2010. During the nine-month period ended September 30, 2010, cash awards related to the 2007 grant with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

On March 2, 2010, pursuant to the Program, the Compensation Committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to officers and key employees of Gallagher that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of Gallagher’s common stock on the approval date of grant. Terms of the 2010 grants are similar to the terms discussed above for the 2009 grants; however, any 2010 granted units will fully vest based on continuous employment through January 1, 2013 and the provisional cash award units are based on EBITAC (as defined in the Program) growth achieved. No compensation expense was recognized during the nine-month period ended September 30, 2010 related to this provisional grant.

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

The quarterly ESPP information for the nine-month periods ended September 30, 2010 and 2009 is as follows (in millions, except per share and share data):

	1st Quarter	2nd Quarter	3rd Quarter
2010
Fair market value per share at date of purchase	$24.55	$24.38	$24.39
Purchase price per share	$21.21	$23.16	$23.17
Shares issued	116,000	66,000	60,000
Aggregate purchase price	$2.5	$1.5	$1.4
2009
Fair market value per share at date of purchase	$17.00	$16.86	$21.35
Purchase price per share	$16.15	$16.02	$20.28
Shares issued	146,000	89,000	64,000
Aggregate purchase price	$2.4	$1.9	$1.6

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	2.9	2.9	8.7	8.5
Expected return on plan assets	(3.3)	(3.2)	(9.9)	(8.4)
Amortization of net actuarial loss	0.5	0.6	1.5	3.0

Net periodic benefit cost	$0.2	$0.4	$0.6	$3.4

The minimum funding requirement under the IRC for the plan in 2010 is $0.3 million. No minimum contribution was required to be made to the plan by Gallagher for 2009. This level of required funding is based on the plan being frozen at September 30, 2010, and the aggregate amount of Gallagher’s historical funding. During both three-month periods ended September 30, 2010 and 2009, Gallagher made discretionary contributions of $1.5 million to the plan. During the nine-month periods ended September 30, 2010 and 2009, Gallagher made discretionary contributions of $4.5 million and $2.5 million, respectively, to the plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

14. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with its investing and operating activities, Gallagher has entered into certain contractual obligations and commitments. See Notes 3 and 7 to the consolidated financial statements for additional discussion of these obligations and commitments. Gallagher’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at September 30, 2010 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Note purchase agreements	$—	$—	$—	$—	$100.0	$450.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	—	100.0	450.0	550.0
Operating lease obligations	64.6	61.4	48.5	32.4	18.9	42.2	268.0
Less sublease arrangements	(1.2)	(3.4)	(3.0)	(1.7)	(1.3)	(0.4)	(11.0)
Outstanding purchase obligations	1.5	4.1	2.0	0.1	—	—	7.7

Total contractual obligations	$64.9	$62.1	$47.5	$30.8	$117.6	$491.8	$814.7

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

Credit Agreement - Gallagher has a $500.0 million Credit Agreement, which expires on July 14, 2014, that it uses to post LOCs and that it can use from time to time to borrow funds to supplement operating cash flows. At September 30, 2010, $16.0 million of LOCs (for which Gallagher had $11.9 million of liabilities recorded as of September 30, 2010) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at September 30, 2010. Accordingly, as of September 30, 2010, $484.0 million remained available for potential borrowings, of which $59.0 million may be in the form of additional LOCs. Gallagher is under no obligation to utilize the Credit Agreement in performing its normal business operations. See Note 7 to the consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - Gallagher is a service company and thus typically does not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that Gallagher had outstanding as of September 30, 2010. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Gallagher’s total unrecorded commitments associated with outstanding letters of credit and funding commitments as of September 30, 2010 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2010	2011	2012	2013	2014	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.0	$16.0
Funding commitments	—	—	—	0.1	—	1.0	1.1

Total commitments	$—	$—	$—	$0.1	$—	$17.0	$17.1

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

Since January 1, 2002, Gallagher has acquired 149 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of its 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the applicable acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to the 2009 and 2010 acquisitions was $176.3 million, of which $76.7 million was recorded in the consolidated balance sheet as of September 30, 2010 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to January 1, 2009, potential earnout obligations were not included in the purchase price that was recorded for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. Future payments made under these 2008 and prior arrangements, if any, will generally be recorded as additional goodwill when the earnouts are settled. The aggregate amount of maximum unrecorded earnout payables outstanding as of September 30, 2010 was $193.9 million related to acquisitions made by Gallagher during the period from 2006 to 2008.

Off-Balance Sheet Debt - Gallagher’s unconsolidated investment portfolio includes investments in enterprises where Gallagher’s ownership interest is between 1% and 50%, in which management has determined that Gallagher’s level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at September 30, 2010 or December 31, 2009 that was recourse to Gallagher.

At September 30, 2010, Gallagher had posted two LOCs totaling $10.3 million, in the aggregate, related to Gallagher’s self-insurance deductibles, for which it had a recorded liability of $11.9 million. Gallagher has an equity investment in a rent-a-captive facility, which Gallagher uses as a placement facility for certain of its insurance brokerage operations. At September 30, 2010, Gallagher had posted $5.7 million of LOCs to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These LOCs have never been drawn upon.

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

Contingent Liabilities - Gallagher purchases insurance to provide protection from errors and omissions (E&O) claims that may arise during the ordinary course of business. Gallagher currently retains the first $5.0 million of each and every E&O claim. Gallagher’s E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of Gallagher’s retained amounts. Gallagher has historically maintained self-insurance reserves for the portion of its E&O exposure that is not insured. Gallagher periodically determines a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Gallagher’s E&O reserve in the September 30, 2010 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.3 million and below the upper end of the most recently determined actuarial range by $4.2 million. There can be no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, Gallagher developed and then sold portions of its ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, Gallagher provided various indemnifications. At September 30, 2010, the maximum potential amount of future payments that Gallagher could be required to make under these indemnifications totaled approximately $210.0 million, net of the applicable income tax benefit. In addition, Gallagher recorded tax benefits in connection with its ownership in these investments. At September 30, 2010, Gallagher had exposure on $155.3 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause Gallagher to be subject to liability under the indemnification obligations discussed above.

15. Comprehensive Earnings

The after-tax components of Gallagher’s comprehensive earnings consist of the following:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Net earnings	$46.2	$41.6	$119.4	$111.8
Other comprehensive earnings:
Net change in pension liability, net of taxes	0.2	0.4	0.7	1.8
Foreign currency translation, net of taxes	10.5	3.3	5.7	10.7

Comprehensive earnings	$56.9	$45.3	$125.8	$124.3

The foreign currency translation during the three-month and nine-month periods ended September 30, 2010 and 2009 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for Gallagher’s operations in Australia, Canada and the U.K.

16. Income Taxes

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.4 million and $42.0 million at September 30, 2010 and December 31, 2009, respectively. Gallagher accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2010 and December 31, 2009, Gallagher had accrued interest and penalties related to unrecognized tax benefits, net of tax, of $3.0 million and $3.5 million, respectively. Gallagher and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. Gallagher and its subsidiaries are routinely examined by tax authorities in these jurisdictions and a number of these examinations are currently ongoing. Due to the potential for resolution of Federal, state, local and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Gallagher’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $38.0 million.

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

The Corporate Segment manages Gallagher’s interests primarily in clean-energy and venture capital investments. This segment also holds all of Gallagher’s corporate debt.

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

Financial information relating to Gallagher’s segments for 2010 and 2009 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Brokerage
Total revenues	$351.3	$325.8	$1,002.7	$955.4

Earnings from continuing operations before income taxes	$73.6	$61.4	$175.8	$170.1

Identifiable assets at September 30, 2010 and 2009			$2,493.7	$2,330.6

Risk Management
Total revenues	$111.4	$113.5	$333.3	$339.0

Earnings from continuing operations before income taxes	$10.8	$14.3	$39.6	$42.0

Identifiable assets at September 30, 2010 and 2009			$436.8	$395.0

Corporate
Total revenues (loss)	$0.5	$0.2	$69.1	$(0.2)

Loss from continuing operations before income taxes	$(14.0)	$(12.6)	$(38.2)	$(31.4)

Identifiable assets at September 30, 2010 and 2009			$530.2	$515.5

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009 have been reviewed by Ernst & Young LLP, Gallagher’s independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2010 and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2010 and 2009, the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009 and the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2010. These financial statements are the responsibility of Gallagher’s management.

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

October 29, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with Gallagher’s Consolidated Financial Statements and the related Notes thereto that are included elsewhere in this quarterly report.

Gallagher is engaged in providing insurance brokerage and third-party property/casualty (P/C) claims settlement and administration services to entities in the U.S. and abroad. Gallagher believes that one of its major strengths is its ability to deliver comprehensively structured insurance and risk management services to its clients. Gallagher’s brokers, agents and administrators act as intermediaries between insurers and their customers and Gallagher does not assume underwriting risks. Gallagher is headquartered in Itasca, Illinois, has operations in fifteen countries and does business in more than 100 countries globally through a network of correspondent brokers and consultants. Gallagher generates approximately 87% of its revenues domestically, with the remaining 13% derived primarily in Australia, Bermuda, Canada, New Zealand and the U.K. Gallagher operates three business segments: Brokerage, Risk Management and Corporate, which contributed 71%, 24% and 5%, respectively, to revenues during the nine-month period ended September 30, 2010. The two major sources of operating revenues for Gallagher are commissions and fees from Brokerage operations and fees from Risk Management operations. Investment income is generated from Gallagher’s investment portfolio, which includes invested cash and fiduciary funds, as well as clean-energy investments and venture capital funds.

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

Beginning in 2004 and continuing in 2010, the P/C insurance market has been operating in a soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (CIAB) indicated that commercial P/C rates fell again during third quarter 2010. The average premium decline for all commercial accounts, regardless of size, was 5.2% for third quarter 2010, which was slightly lower than rate declines in the first and second quarters of 2010. Strong competition for new business by Carriers looking to increase market share in a persisting weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the Carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the marketplace diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial P/C premiums in the U.S.

Historically, Gallagher has utilized acquisitions to grow its Brokerage Segment’s commission and fee revenues. Acquisitions allow Gallagher to expand into desirable geographic locations and further extend its presence in the retail and wholesale insurance brokerage services industries. Gallagher expects that its Brokerage Segment’s commission and fee revenues will continue to grow from acquisitions. Gallagher intends to continue to consider, from time to time, additional acquisitions on terms that it deems advantageous. At any particular time Gallagher generally will be engaged in discussions with multiple acquisition candidates. However, no assurances can be given that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to Gallagher.

Recent Events

The disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets in 2008 and 2009, particularly in the U.S. and Europe, have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. Continued volatility and further deterioration in the credit markets and a recessionary environment may reduce Gallagher’s customers’ demand for its brokerage and risk management services and could negatively affect Gallagher’s results of operations and financial condition. Additionally, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that Gallagher offers its clients, could negatively affect overall capacity in the industry, which could reduce Gallagher’s placement of certain lines and types of insurance and, as a result, reduce its revenues and profitability. The failure of an insurer with whom Gallagher places business could result in errors and omissions claims by Gallagher’s clients, which could also adversely affect Gallagher’s results of operations and financial condition. In addition, the deterioration in the economy beginning in the fall of 2008 has adversely impacted Gallagher in 2010, and could continue to do so for the remainder of 2010 and future years as a result of reductions in the overall amount of insurance coverage that its clients purchase due to reductions in their headcount, payroll, properties, market values of assets, etc. Such reductions could also adversely impact Gallagher’s commission revenues for the remainder of 2010 and future years when exposure audits by the Carriers are performed and if subsequent downward premium adjustments are determined. The income effects of subsequent premium adjustments are recorded when the adjustments become known and, as a result, any improvement in Gallagher’s results of operations and financial condition may lag an improvement in the economy. In addition, some of Gallagher’s clients may cease operations completely in the event of a prolonged deterioration in the economy.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (together, the 2010 Health Care Reform Legislation) were signed into law. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of Gallagher’s Brokerage Segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. As a result, the potential exists for Gallagher’s employee benefits consultants to win new clients and generate additional revenue from existing clients by assisting them in navigating the increasingly complex regulations surrounding benefits plans. In 2009, approximately one quarter of the Brokerage Segment’s revenues were generated by its employee benefits consulting operation. Although Gallagher believes that the 2010 Health Care Legislation could be beneficial to the Brokerage Segment’s fee revenues, given the legislation’s broad scope and the uncertainties that exist regarding the interpretation and implementation of many of its complex provisions, at this time the potential impact, beneficial or otherwise, on Gallagher of the 2010 Health Care Legislation is uncertain.

Critical Accounting Policies

There have been no changes in Gallagher’s critical accounting policies, which include revenue recognition, income taxes, intangible assets and fair value of investments, as discussed in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business Combinations and Dispositions

See Note 4 to the Consolidated Financial Statements for a discussion of Gallagher’s business combinations during the nine-month period ended September 30, 2010. Gallagher had no material dispositions during the nine-month period ended September 30, 2010.

Effective October 1, 2010, Gallagher acquired substantially all of the third-party administrator (TPA) assets and managed care service operations of GAB Robins North America, Inc. and its subsidiary MedInsights, Inc. (collectively GABR) for a purchase price of approximately $20.0 million and the assumption of certain claims handling run-off liabilities. GABR provides third-party claims and risk management services, primarily for workers’ compensation, general liability and commercial auto insurance segments, to more than 200 self-insured commercial customers throughout the U.S., across a wide variety of industries including Fortune 1000 companies. Over 400 GABR professionals will combine with Gallagher’s property/casualty TPA and managed care service operations. After the transition period, Gallagher expects this transaction to generate approximately $45.0 million to $50.0 million in revenues, annually, for the Risk Management Segment.

Results of Operations

Information Regarding Non-GAAP Measures

In addition to reporting financial results in accordance with GAAP, this Quarterly Report on Form 10-Q provides information regarding EBITDAC, EBITDAC margin, Adjusted EBITDAC, Adjusted EBITDAC margin, and organic change in commission, fee and supplemental commission revenues. These measures are not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. Gallagher’s management believes that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to Gallagher’s results of operations and financial condition. Gallagher’s industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information provided by Gallagher should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in the Quarterly Report on Form 10-Q in order to conform them to the current year presentation.

Earnings Measures – Gallagher believes that each of EBITDAC, EBITDAC margin, Adjusted EBITDAC and Adjusted EBITDAC margin provides a meaningful representation of its operating performance. Gallagher considers EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC and Adjusted EBITDAC margin are meant to reflect the true operating performance of Gallagher’s business; consequently, they exclude items that could be considered “non-operating” or “non-core” in nature.

•	EBITDAC – Gallagher defines this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin – Gallagher defines this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC – Gallagher defines this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, litigation settlement amounts and the period over period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying the current year foreign exchange rates to the same prior year periods.

•

Adjusted EBITDAC margin – Gallagher defines this measure as Adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts.

Organic Revenues – Organic change in commission, fee and supplemental commission revenues excludes the first twelve months of net commission, fee and supplemental commission revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were a part of Gallagher in both the current and prior year. In addition, organic growth excludes the impact of contingent commission revenues and the period over period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying 2010 foreign exchange rates to the same periods in 2009.

Reconciliation of Non-GAAP Information Presented to GAAP Measure – This Quarterly Report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for each of EBITDAC, Adjusted EBITDAC, Adjusted EBITDAC margin and organic change in commission, fee and supplemental commission revenues.

Other Information

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

Brokerage

The Brokerage Segment accounted for 71% of Gallagher’s revenue during the nine-month period ended September 30, 2010. Gallagher’s Brokerage Segment is primarily comprised of Retail and Wholesale Brokerage operations. Gallagher’s Retail Brokerage operations negotiate and place P/C, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of Gallagher’s Retail Brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Gallagher’s Wholesale Brokerage operations assist Gallagher brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard to place insurance programs.

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

Financial information relating to Gallagher’s Brokerage Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent	Nine-month period ended September 30,		Percent
	2010	2009	Change	2010	2009	Change
Commissions	$251.9	$237.0	6%	$713.1	$684.7	4%
Fees	74.8	75.8	(1%)	198.2	204.5	(3%)
Supplemental and contingent commissions	19.7	10.3	91%	82.4	51.6	60%
Investment income	1.1	1.0	10%	3.7	3.5	6%
Gains on books of business sales and other	3.8	1.7	NMF	5.3	11.1	(52%)

Total revenues	351.3	325.8	8%	1,002.7	955.4	5%

Compensation	205.0	190.3	8%	603.2	572.1	5%
Operating	57.1	54.5	5%	167.4	156.7	7%
Depreciation	5.1	4.7	9%	14.6	14.1	4%
Amortization	14.4	13.7	5%	44.6	39.8	12%
Change in estimated acquisition earnout payables	(3.9)	1.2	NMF	(2.9)	2.6	NMF

Total expenses	277.7	264.4	5%	826.9	785.3	5%

Earnings from continuing operations before income taxes	73.6	61.4	20%	175.8	170.1	3%
Provision for income taxes	29.4	24.5	20%	70.7	67.6	5%

Earnings from continuing operations	$44.2	$36.9	20%	$105.1	$102.5	3%

EBITDAC	$89.2	$81.0	10%	$232.1	$226.6	2%

Diluted earnings from continuing operations per share	$0.42	$0.36	17%	$1.00	$1.03	(3%)

Growth in revenues	8%	4%		5%	8%
Organic decline in commissions, fees and supplemental commissions	0%	(4%)		(2%)	(3%)
Compensation expense ratio	58%	58%		60%	60%
Operating expense ratio	16%	17%		17%	16%
Pretax profit margin	21%	19%		18%	18%
EBITDAC margin	25%	25%		23%	24%
Effective tax rate	40%	40%		40%	40%
Workforce at end of period (includes acquisitions)				6,068	5,965
Identifiable assets at September 30				$2,493.7	$2,330.6

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2010 ($12.9 million). New business production of commission and fees was $29.8 million in the three-month period ended September 30, 2010, which was offset by renewal rate decreases and lost business of $28.8 million. Commissions increased 6% and fees decreased 1% in the three-month period ended September 30, 2010 compared to the same period in 2009. Organic commission, fee and supplemental commission revenues for the three-month period ended September 30, 2010 declined 0.1% compared to the same period in 2009.

The aggregate increase in commissions and fees for the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2010 ($42.2 million), partially offset by a decline in organic revenue from existing operations. This decline is primarily due to decreases in both insurance rates and exposure units. New business production of commission and fees was $102.9 million in the nine-month period ended September 30, 2010, which was offset by renewal rate decreases and lost business of $123.0 million. Commissions increased 4% and fees decreased 3% in the nine-month period ended September 30, 2010 compared to the same period in 2009. Organic commission, fee and supplemental commission revenues for the nine-month period ended September 30, 2010 declined 2.3% compared to the same period in 2009.

Items excluded from organic revenue change computations yet impacting revenue comparisons for the three-month periods ended September 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Commissions and Fees
Commission revenues as reported	$251.9	$237.0	$237.0	$226.8
Fee revenues as reported	74.8	75.8	75.8	66.0
Less commission and fee revenues from acquisitions	(12.9)	—	(37.9)	—
Less commission and fee revenues from divestitures	—	—	—	(1.2)
Levelized foreign currency translation	—	0.1	—	(1.2)

Organic commission and fee revenues	$313.8	$312.9	$274.9	$290.4

Organic change in commission and fee revenues	0.3%		-5.3%

Supplemental Commissions
Supplemental commissions as reported	$10.2	$4.5	$4.5	$5.1
Less supplemental commissions from acquisitions	(1.6)	—	(0.1)	—
Timing items, net	—	5.3	5.3	2.4

Organic supplemental commissions	$8.6	$9.8	$9.7	$7.5

Organic change in supplemental commissions	-12.2%		29.3%

Contingent Commissions
Contingent commissions as reported	$9.5	$5.8	$5.8	$7.2
Less contingent commissions from acquisitions	(3.1)	—	(0.8)	—

Organic contingent commissions	$6.4	$5.8	$5.0	$7.2

Organic change in contingent commissions	10.3%		-30.6%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	-0.1%		-4.5%

Organic change in commissions and fees, supplemental commissions and contingent commissions	0.1%		-5.1%

Items excluded from organic revenue change computations yet impacting revenue comparisons for the nine-month periods ended September 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Commissions and Fees
Commission revenues as reported	$713.1	$684.7	$684.7	$642.8
Fee revenues as reported	198.2	204.5	204.5	179.9
Less commission and fee revenues from acquisitions	(42.2)	—	(117.2)	—
Less commission and fee revenues from divestitures	—	—	—	(9.0)
Levelized foreign currency translation	—	2.3	—	(9.6)

Organic commission and fee revenues	$869.1	$891.5	$772.0	$804.1

Organic change in commission and fee revenues	-2.5%		-4.0%

Supplemental Commissions
Supplemental commissions as reported	$48.7	$26.0	$26.0	$14.8
Less supplemental commissions from acquisitions	(4.8)	—	(3.8)	—
Timing items, net	(14.7)	1.5	1.5	3.8

Organic supplemental commissions	$29.2	$27.5	$23.7	$18.6

Organic change in supplemental commissions	6.2%		27.4%

Contingent Commissions
Contingent commissions as reported	$33.7	$25.6	$25.6	$23.7
Less contingent commissions from acquisitions	(5.6)	—	(8.2)	—

Organic contingent commissions	$28.1	$25.6	$17.4	$23.7

Organic change in contingent commissions	9.8%		-26.6%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	-2.3%		-3.3%

Organic change in commissions and fees, supplemental commissions and contingent commissions	-1.9%		-3.9%

Reported supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter are shown in the table below. As previously disclosed, many insurance carriers now provide sufficient information for Gallagher to recognize supplemental commission revenues on a quarterly basis for a majority of its 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by Gallagher on a quarterly basis. This situation should not occur again in 2011 and later years as Gallagher anticipates that most of the carriers will continue to provide information on a quarterly basis sufficient to allow it to recognize revenues in a similar manner in future quarters. Gallagher expects to recognize a total of approximately $9.0 million to $11.0 million of supplemental commission revenues in the fourth quarter of 2010 and each quarter of 2011, assuming that the current market conditions continue in those future quarters.

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

An analysis of supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2010
Reported supplemental commissions	$27.9	$10.6	$10.2		$48.7
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—		(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2		34.0
Reported contingent commissions	15.5	8.7	9.5		33.7

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7		$67.7

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income - Investment income primarily represents interest income earned on cash and restricted funds. The investment income in the three-month and nine-month periods ended September 30, 2010 remained relatively unchanged compared to the same periods in 2009.

Gains on books of business sales and other - The increase in one-time gains related to sales of books of business and other for the three-month period ended September 30, 2010 compared to the same period in 2009 was due to the $2.7 million gain recognized by Gallagher related to its acquisition of the remaining 60% equity interest in Specialised Broking Associates Pty Ltd (SBA) in July 2010. Gallagher previously had a 40% equity interest in SBA with the option to increase its ownership to 100%. The gain represents the increase in fair value of Gallagher’s original 40% equity interest in SBA based on the purchase price paid for the remaining 60% equity interest. The decrease in one-time gains related to sales of books of business and other for the nine-month period ended September 30, 2010 compared to the same period in 2009 was due to the unusually high level of disposition activity that occurred in 2009, partially offset by the SBA gain in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($11.9 million in the aggregate) and increases in employee benefits ($2.4 million) and stock compensation expense ($0.8 million), partially offset by decreases in severance related costs ($0.3 million) and temporary-staffing expense ($0.1 million).

The increase in compensation expense for the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to Gallagher’s overall operating results ($23.1 million in the aggregate) and increases in employee benefits expense ($5.1 million), severance related costs ($2.2 million) and stock compensation expense ($1.1 million), partially offset by a decrease in temporary-staffing expense ($0.4 million). The increase in employee headcount relates to employees associated with the acquisitions completed in the twelve-month period ended September 30, 2010 and new production hires.

Operating expenses - The increase in operating expenses for the three-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to unfavorable foreign currency translation ($0.4 million) and increases in professional fees ($1.8 million), bad debt expense ($0.9 million), travel and entertainment expense ($0.3 million), office expense ($0.3 million) and taxes, licenses and fees ($0.2 million) slightly offset by decreases in business insurance ($1.0 million), litigation settlement expense ($0.5 million) and lease termination charges ($0.3 million). Also contributing to the increase in operating expenses in the three-month period ended September 30, 2010 were increased expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2010.

The increase in operating expenses for the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to unfavorable foreign exchange translation ($1.9 million) and increases in litigation settlement expense ($2.9 million), professional fees ($2.9 million), travel and entertainment expense ($2.2 million), bad debt expense ($1.8 million), taxes, licenses and fees ($1.3 million), net rent and utilities ($1.1 million), office expense ($1.1 million) and sales development expense ($0.5 million), slightly offset by decreases in business insurance ($3.8 million) and other expense ($1.7 million). Also contributing to the increase in operating expenses in the nine-month period ended September 30, 2010 were increased expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2010.

Depreciation - Depreciation expense increased slightly in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009.

Amortization - The increase in amortization expense in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements). Based on the results of impairment reviews during the nine-month period ended September 30, 2010, Gallagher wrote off $2.3 million of amortizable intangible assets related to the Brokerage Segment. No indicators of impairment were noted in the three-month period ended September 30, 2010. No indicators of impairment were noted in the three-month and nine-month periods ended September 30, 2009.

Change in estimated acquisition earnout payables - The change in estimated acquisition earnout payables as reported in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009 and 2010. During the three-month periods ended September 30, 2010 and 2009, Gallagher recognized $1.7 million and $1.2 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. During the nine-month periods ended September 30, 2010 and 2009, Gallagher recognized $4.6 million and $2.6 million, respectively, of expense in its Consolidated Statement of Earnings related to the accretion of the discount recorded for earnout obligations related to its 2009 and 2010 acquisitions. In addition, during the three-month and nine-month periods ended September 30, 2010, Gallagher recognized $5.6 million and $7.5 million, respectively, of income related to net adjustments in the estimated fair market values of earnout obligations related to revised projections of future performance for nine acquisitions.

Income taxes - The Brokerage Segment’s effective tax rates for the three-month periods ended September 30, 2010 and 2009 were 39.9%. The Brokerage Segment’s effective tax rates for the nine-month periods ended September 30, 2010 and 2009 were 40.2% and 39.7%, respectively. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Brokerage Segment for the foreseeable future.

Reconciliation of EBITDAC and Adjusted EBITDAC - The following provides non-GAAP information, and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing 2010 EBITDAC and 2010 Adjusted EBITDAC to the same periods in 2009 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Earnings from continuing operations	$44.2	$36.9	$105.1	$102.5
Provision for income taxes	29.4	24.5	70.7	67.6
Depreciation	5.1	4.7	14.6	14.1
Amortization	14.4	13.7	44.6	39.8
Change in estimated acquisition earnout payables	(3.9)	1.2	(2.9)	2.6

Total EBITDAC	89.2	81.0	232.1	226.6
Gains from books of business sales and other	(3.8)	(1.7)	(5.3)	(11.1)
Net supplemental commission timing	—	5.3	(14.7)	1.5
Workforce related charges	1.2	0.8	4.8	1.5
Lease termination related charges	—	0.3	0.6	0.5
Litigation settlement	—	0.5	3.5	0.6
Levelized foreign currency translation	—	(0.5)	0.7	(0.3)

Adjusted EBITDAC	$86.6	$85.7	$221.7	$219.3

Adjusted EBITDAC change	1.1%		1.1%

Adjusted EBITDAC margin	24.9%	26.0%	22.6%	23.2%

Risk Management

The Risk Management Segment accounted for 24% of Gallagher’s revenue from continuing operations during the nine-month period ended September 30, 2010. The Risk Management Segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their P/C coverages and for insurance companies that choose to outsource some or all of their P/C claims departments. In addition, Gallagher generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. This Segment’s revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to Gallagher’s Risk Management Segment is as follows (in millions, except percentages and workforce data):

	Three-month period ended September 30,		Percent	Nine-month period ended September 30,		Percent
	2010	2009	Change	2010	2009	Change
Fees	$110.9	$113.1	(2%)	$331.9	$337.9	(2%)
Investment income and other	0.5	0.4	25%	1.4	1.1	27%

Total revenues	111.4	113.5	(2%)	333.3	339.0	(2%)

Compensation	72.5	69.9	4%	206.9	207.9	(0%)
Operating	24.9	26.2	(5%)	77.3	79.8	(3%)
Depreciation	3.1	3.0	3%	9.1	8.8	3%
Amortization	0.1	0.1	0%	0.4	0.5	(20%)

Total expenses	100.6	99.2	1%	293.7	297.0	(1%)

Earnings from continuing operations before income taxes	10.8	14.3	(24%)	39.6	42.0	(6%)
Provision for income taxes	4.4	5.6	(21%)	15.9	16.7	(5%)

Earnings from continuing operations	$6.4	$8.7	(26%)	$23.7	$25.3	(6%)

EBITDAC	$14.0	$17.4	(20%)	$49.1	$51.3	(4%)

Diluted earnings from continuing operations per share	$0.06	$0.09	(33%)	$0.23	$0.25	(8%)

Decline in revenues	(2%)	(4%)		(2%)	(3%)
Organic growth (decline) in fees	(3%)	(3%)		(4%)	0%
Compensation expense ratio	65%	62%		62%	61%
Operating expense ratio	22%	23%		23%	24%
Pretax profit margin	10%	13%		12%	12%
EBITDAC margin	13%	15%		15%	15%
Effective tax rate	41%	39%		40%	40%
Workforce at end of period				3,660	3,835
Identifiable assets at September 30				$436.8	$395.0

Fees - The decrease in fees for the three-month period ended September 30, 2010 compared to the same period in 2009 was due primarily to lost business and the impact of decreased claim counts (total of $7.5 million), which were partially offset by new business of $5.3 million. The decrease in fees for the nine-month period ended September 30, 2010 compared to the same period in 2009 was due primarily to lost business and the impact of decreased claim counts (total of $26.9 million), which were partially offset by new business of $20.9 million. While historically the Risk Management Segment has made few acquisitions, and these acquisitions have not been material to this Segment’s operations, from time to time Gallagher opportunistically considers acquisitions for this Segment.

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the three-month periods ended September 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Fee revenues as reported	$110.9	$113.1	$113.1	$117.6
Levelized foreign currency translation	—	1.0	—	(1.2)

Organic fees	110.9	114.1	113.1	116.4
Change in performance bonus revenues	—	(0.1)	—	3.2

Adjusted organic fee revenues	$110.9	$114.0	$113.1	$119.6

Organic change in fee revenues	-2.8%		-2.8%

Adjusted organic change in fee revenues	-2.7%		-5.4%

Items excluded from organic revenue growth computations yet impacting revenue comparisons for the nine-month periods ended September 30, 2010 and 2009 include the following (in millions):

	2010 Organic Revenue		2009 Organic Revenue
	2010	2009	2009	2008
Fee revenues as reported	$331.9	$337.9	$337.9	$346.8
Levelized foreign currency translation	—	6.3	—	(9.5)

Organic fees	331.9	344.2	337.9	337.3
Change in performance bonus revenues	—	(1.8)	—	1.5

Adjusted organic fee revenues	$331.9	$342.4	$337.9	$338.8

Organic change in fee revenues	-3.6%		0.2%

Adjusted organic change in fee revenues	-3.1%		-0.3%

Investment income - Investment income primarily represents interest income earned on Gallagher’s cash and cash equivalents. The investment income in both the three-month and nine-month periods ended September 30, 2010 and 2009 remained relatively unchanged.

Compensation expense - The increase in compensation expense for the three-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to a litigation settlement expense ($3.5 million), unfavorable foreign currency translation ($0.7 million) and increased temporary-staffing expense ($0.4 million) partially offset by decreased headcount and salaries ($1.6 million) and employee benefits expense ($0.4 million). The decrease in compensation expense for the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to decreased headcount and salaries ($7.3 million) and employee benefits expense ($1.6 million), partially offset by unfavorable foreign currency translation ($3.6 million), litigation settlement expense ($3.5 million) and an increase in temporary-staffing expense ($0.8 million).

Operating expenses - The decrease in operating expenses for the three-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to decreases in professional fees ($1.0 million), office expenses ($0.3 million) and net rent and utilities ($0.2 million) slightly offset by a increase in business insurance ($0.2 million). The decrease in operating expenses for the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to decreases in professional fees ($2.5 million), office expense ($1.1 million), lease termination charges ($0.5 million) and net rent and utilities ($0.2 million) partially offset by increases in business insurance ($1.0 million), bad debt expense ($0.6 million) and sales development expense ($0.3 million).

Depreciation - Depreciation expense remained relatively unchanged in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009.

Amortization - Amortization expense remained relatively unchanged in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009. No acquisitions were made by this Segment during the three-month and nine-month periods ended September 30, 2009.

Income taxes - The Risk Management Segment’s effective tax rates for the three-month periods ended September 30, 2010 and 2009 were 40.7% and 39.2%, respectively. The Risk Management Segment’s effective tax rates for the nine-month periods ended September 30, 2010 and 2009 were 40.2% and 39.8%, respectively. The effective tax rates were relatively unchanged in both the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009. Gallagher anticipates reporting an effective tax rate of approximately 39.0% to 41.0% in its Risk Management Segment for the foreseeable future.

Reconciliation of EBITDAC and Adjusted EBITDAC - The following provides non-GAAP information, and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing 2010 EBITDAC and 2010 Adjusted EBITDAC to the same periods in 2009 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Earnings from continuing operations	$6.4	$8.7	$23.7	$25.3
Provision for income taxes	4.4	5.6	15.9	16.7
Depreciation	3.1	3.0	9.1	8.8
Amortization	0.1	0.1	0.4	0.5

Total EBITDAC	14.0	17.4	49.1	51.3
Workforce related charges	0.1	—	0.3	0.3
Litigation settlement	2.8	—	2.8	—
Lease termination related charges	(0.1)	—	0.1	0.6
Levelized foreign currency translation	—	0.1	—	1.3

Adjusted EBITDAC	$16.8	$17.5	$52.3	$53.5

Adjusted EBITDAC change	-4.0%		-2.2%

Adjusted EBITDAC margin	15.1%	15.4%	15.7%	15.8%

Corporate

The Corporate Segment reports the financial information related to Gallagher’s clean-energy ventures and other investments, its debt, and certain corporate and acquisition-related activities. The operations of the Corporate Segment are located in Itasca, Illinois. See Note 3 to the Consolidated Financial Statements for a summary of Gallagher’s investments as of September 30, 2010 and December 31, 2009 and a detailed discussion on the nature of the investments held. See Note 7 to the Consolidated Financial Statements for a summary of Gallagher’s debt as of September 30, 2010 and December 31, 2009.

Financial information relating to Gallagher’s Corporate Segment is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Revenues from consolidated clean-coal production facilities	$—	$—	$62.7	$—
Royalty income from clean-coal licenses	0.8	—	2.5	0.4
Income from unconsolidated clean-coal production facilities	0.2	—	0.9	—
Other net revenues (loss)	(0.5)	0.2	3.0	(0.6)

Total revenues	0.5	0.2	69.1	(0.2)

Cost of revenues from consolidated clean-coal production facilities	—	—	64.0	—
Compensation	3.0	3.0	8.4	4.9
Operating	2.8	3.0	8.7	5.2
Interest	8.6	6.8	25.9	21.1
Depreciation	0.1	—	0.3	—

Total expenses	14.5	12.8	107.3	31.2

Loss from continuing operations before income taxes	(14.0)	(12.6)	(38.2)	(31.4)
Benefit for income taxes	(9.6)	(8.6)	(26.7)	(17.3)

Loss from continuing operations	$(4.4)	$(4.0)	$(11.5)	$(14.1)

EBITDAC	$(5.3)	$(5.8)	$(12.0)	$(10.3)

Diluted loss from continuing operations per share	$(0.04)	$(0.04)	$(0.11)	$(0.14)

Identifiable assets at September 30			$535.0	$515.5

Revenues - Revenues in the Corporate Segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - This represents revenues from eight clean-coal production operations that were initially consolidated due to Gallagher’s majority ownership interest. As of March 1, 2010, Gallagher sold portions of its ownership in six of the operations, and as of that date no longer consolidates those operations, which are now accounted for using equity method accounting. The remaining two operations continue to be consolidated by Gallagher. These operations did not run in the three-month or nine-month periods ended September 30, 2009.

•

Royalty income from clean-coal licenses - This represents revenues related to Gallagher’s ownership interests in Chem-Mod. Effective August 18, 2008, Gallagher has a 42% ownership interest in Chem-Mod and is required to consolidate its operations into Gallagher’s Consolidated Financial Statements. The royalty income for the three-month and nine-month periods ended September 30, 2010 is higher than the same periods in 2009 due to the increased production volume of Chem-Mod’s licensees.

•

Income from unconsolidated clean-coal production facilities - This includes income related to Gallagher’s equity portion of the pretax earnings (losses) of the six clean-coal production operations discussed above and the production based income from the investors in the six operations. These operations did not run in the three-month or nine-month periods ended September 30, 2009.

•

Other net revenues (loss) - In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales in first quarter 2010 of portions of Gallagher’s ownership in the six clean-coal production operations discussed above, offset by a $1.5 million write-off in second quarter 2010, under equity method accounting, of an additional 3% investment in C-Quest’s global operations and a $0.5 million write-down in third quarter 2010 by Gallagher of its investment in an investment management company. The loss in 2009 primarily consists of a $1.0 million write-down in first quarter 2009 by Gallagher of its investment in an investment management company.

Cost of revenues - Cost of revenues from consolidated clean-coal production facilities includes the costs incurred by the eight clean-coal production operations to generate the revenues discussed above. These operations did not run in the three-month or nine-month periods ended September 30, 2009.

Compensation expense - Compensation expense for the three-month periods ended September 30, 2010 and 2009, respectively, includes salary and benefit expenses of $1.5 million and $1.0 million and incentive compensation of $1.5 million and $2.0 million, respectively. Compensation expense for the nine-month periods ended 2010 and 2009, respectively, includes salary and benefits expense of $4.1 million and $2.9 million and incentive compensation expense of $4.3 million and $2.0 million, respectively. The increase in salary and benefit expenses for the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009 is primarily due to additional headcount. The increase in incentive compensation for the nine-month period ended September 30, 2010 is primarily due to the sales and operations of the facilities that qualify for tax credits under Internal Revenue Code Section 45 (IRC Section 45).

Operating expenses - Operating expense in the three-month period ended September 30, 2010 includes professional fees of $0.3 million primarily related to clean-coal activities, expense and minority interest totaling $0.5 million related to royalty income, other corporate operating expenses of $1.4 million and external professional fees and other external due diligence costs of $0.6 million related to 2010 acquisitions. Operating expense in the three-month period ended September 30, 2009 includes professional fees of $0.5 million primarily related to clean-coal activities, expense of $0.8 million related to royalty income and other corporate operating expenses of $1.7 million. The decrease in operating expense for the three-month period ended September 30, 2010 compared to the same period in 2009 is primarily due to decreased professional fees, expense related to royalty income and corporate operating expenses offset by acquisition costs recognized in 2010.

Operating expense for the nine-month period ended September 30, 2010 includes professional fees of $1.0 million primarily related to clean-coal activities, expense and minority interest totaling $1.5 million related to royalty income, other corporate operating expenses of $3.5 million and external professional fees and other external due diligence costs of $2.7 million related to 2010 acquisitions. Operating expense for the nine-month period ended September 30, 2009 includes professional fees of $1.0 million primarily related to clean-coal activities, expense of $1.4 million related to royalty income and other corporate operating expenses of $2.8 million. The increase in operating expense for the nine-month period ended September 30, 2010 compared to the same period in 2009 is primarily due to increased corporate costs ($0.7 million) and professional fees and other due diligence costs related to 2010 acquisitions ($2.7 million).

Interest expense - The increase in interest expense for the three-month period ended September 30, 2010 compared to the same period in 2009 is primarily due to interest incurred in 2010 on the $150.0 million note purchase agreement entered into on November 30, 2009 ($2.2 million). Interest expense incurred in the three-month period ended September 30, 2009 includes interest incurred ($0.4 million) on borrowings outstanding under the prior credit agreement, that were paid off in December 2009 with proceeds from the $150.0 million note purchase agreement. The increase in interest expense for the nine-month period ended September 30, 2010 compared to the same period in 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($6.6 million), partially offset by a substantial reduction in the amount of borrowings under the prior credit agreement, plus a reduction in the interest rate of those borrowings ($1.7 million).

Depreciation - The increase in depreciation expense in the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009 was primarily due to corporate-related office build-outs and expenditures related to upgrading computer systems.

Income taxes - Gallagher’s consolidated effective tax rate for the three-month period ended September 30, 2010 was 34.4% compared to 34.1% for the same period in 2009. Gallagher’s consolidated effective tax rate for the nine-month period ended September 30, 2010 was 33.8% compared to 37.1% for the same period in 2009. Gallagher’s tax rates for the three-month and nine-month periods ended September 30, 2010 were lower than the statutory rate due to the impact of these IRC Section 45 tax credits. Gallagher’s tax rates for the three-month and nine-month periods ended September 30, 2009 were lower than the statutory rate due to the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in 2009.

Reconciliation of EBITDAC - The following provides a reconciliation of EBITDAC to the most directly comparable GAAP measure for 2010 and 2009 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Loss from continuing operations	$(4.4)	$(4.0)	$(11.5)	$(14.1)
Provision for income taxes	(9.6)	(8.6)	(26.7)	(17.3)
Interest	8.6	6.8	25.9	21.1
Depreciation	0.1	—	0.3	—

Total EBITDAC	$(5.3)	$(5.8)	$(12.0)	$(10.3)

Clean-energy operations - Gallagher and its utility partners expect production to be limited in the fourth quarter due to seasonality and to perform testing in conjunction with obtaining permanent regulatory operating permits. Accordingly, these six facilities could generate net earnings of up to $1.0 million in the last quarter of 2010. Gallagher anticipates that the clean-coal production operations could potentially generate net earnings for Gallagher, after receiving permanent permits and satisfying other operating conditions, of up to $10.0 million quarterly through 2019, from a combination of pretax income and tax credits under IRC Section 45.

Chem-Mod is in the early stages of commercializing and marketing its Chem-Mod™ Solution technologies to its principal customers, coal-fired power plants owned by utility companies, including those utilities that are operating with the clean-coal production facilities that Gallagher built.

Gallagher’s ability to recoup its clean-coal related investments and generate earnings on them is subject to significant risk and uncertainties relating to, among other things, its utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, utilities’ use of coal to produce electricity, the operations of the facilities, Gallagher’s co-investors and operational partners, and the defense of its intellectual property. Also, while Gallagher believes that refined coal production at the clean-coal production operations using the Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, there can be no assurance that the production will continue to meet the requirements of IRC Section 45. However, Gallagher can make no assurances regarding when any of these operations will be in production nor the volume of refined coal that will be produced in any particular period.

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

Historically, Gallagher has depended on its ability to generate positive cash flow from operations to meet its cash requirements on an annual basis. However, due to seasonality in its operations, in the nine-month periods ended September 30, 2010 and 2009, Gallagher relied to a large extent on proceeds from borrowings under its prior credit agreement and the issuance of Gallagher’s common stock for the funding of its 2010 acquisitions and earnout obligations. Management believes that cash flow from operations and borrowings under its Credit Agreement will provide Gallagher with adequate resources to meet its liquidity needs in the foreseeable future.

Cash Flows From Operating Activities

Cash provided by operating activities was $212.4 million and $195.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The increase in cash provided by operating activities during the nine-month period ended September 30, 2010 compared to the same period in 2009 was primarily due to timing differences between periods related to cash collections of premiums and fees receivable and cash disbursements of premiums payable. Gallagher’s cash flows from operating activities are primarily derived from its earnings from continuing operations, as adjusted for realized gains and losses and its noncash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based compensation expenses.

When assessing its overall liquidity, Gallagher believes that the focus should be on earnings from continuing operations, adjusted for non-cash items, in the Consolidated Statement of Earnings and cash provided by operating activities in the Consolidated Statement of Cash Flows. Gallagher believes that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. Gallagher believes that in order to consider these items in assessing trends in liquidity for Gallagher, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from Gallagher. In addition, funds legally restricted as to Gallagher’s use relating to premiums and clients’ claim funds held as fiduciary funds are presented in Gallagher’s Consolidated Balance Sheet as “Restricted Cash” and have not been included in determining Gallagher’s overall liquidity.

Gallagher’s policy for funding its defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The minimum funding requirement for the plan in 2010 is $0.3 million. Contribution rates are determined by the plan’s actuaries based on funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of Gallagher’s cash flows, including dividends, acquisitions and common stock repurchases. During the nine-month periods ended September 30, 2010 and 2009, Gallagher made discretionary contributions of $4.5 million and $2.5 million, respectively, to its defined benefit pension plan. Gallagher is considering making additional discretionary contributions to the plan in 2010 and may be required to make contributions to the plan in future periods.

Gallagher is required to recognize an accrued benefit plan liability for its underfunded defined benefit pension and unfunded retiree medical plans (together, the Plans). The offsetting adjustment to the amount of liabilities required to be recognized is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in Gallagher’s Consolidated Balance Sheet. Subsequent changes in the funded status will be recognized through the income statement and other comprehensive income in the year in which they occur as appropriate. The change in funded status of the Plans is impacted by numerous items, including actual results compared with prior estimates and assumptions and changes in assumptions to reflect information available at the respective measurement dates. In 2009, the funded status of the Plans significantly improved primarily due to favorable asset returns. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $30.5 million, including a related adjustment to tax benefits of $12.4 million and an increase of Gallagher’s stockholders’ equity of $18.1 million in 2009. See Notes 15 and 16 to the Consolidated Financial Statements included in Gallagher’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information required to be disclosed related to its defined benefit postretirement plans. While the change in funded status of the Plans had no impact on Gallagher’s cash flows from operations in 2010 or 2009, changes in the pension regulatory environment and investment losses in its pension plan could have an effect on Gallagher’s capital position and could require Gallagher to make significant contributions to its defined benefit pension plan and increase its pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $18.1 million and $17.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively. In 2010, Gallagher expects total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $44.2 million and $33.8 million in the nine-month periods ended September 30, 2010 and 2009, respectively. Gallagher completed twelve acquisitions and eleven acquisitions in the nine-month periods ended September 30, 2010 and 2009, respectively.

During the nine-month period ended September 30, 2010, Gallagher issued 882,000 shares of its common stock, paid $2.8 million in cash and accrued $4.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $17.2 million. During the nine-month period ended September 30, 2009, Gallagher issued 988,000 shares of its common stock, paid $4.2 million in cash and accrued $1.8 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $21.0 million. During the nine-month period ended September 30, 2009, Gallagher also issued 1.1 million shares of its common stock related to an acquisition made in December 2008 and recorded in the consolidated financial statements as of December 31, 2008.

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

Dispositions - During the nine-month periods ended September 30, 2010 and 2009, Gallagher sold several small books of business and recognized one-time gains of $2.6 million and $11.1 million, respectively, which approximated the cash proceeds received related to these transactions.

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

Cash Flows From Financing Activities

On July 15, 2010, Gallagher entered into an unsecured multicurrency credit agreement (Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the prior facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement. Although Gallagher is not currently experiencing any limitation of access to its Credit Agreement and is not aware of any issues currently impacting the ability or willingness of the lenders under its Credit Agreement to honor their commitments to extend credit, the U.S. and global credit environment could adversely affect its ability to borrow under its Credit Agreement in the future.

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

At September 30, 2010, Gallagher had $550.0 million of corporate-related borrowings outstanding under two note purchase agreements entered into in 2009 and 2007 and a cash and cash equivalent balance of $296.3 million. Gallagher also uses its Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 7 to the Consolidated Financial Statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at September 30, 2010. Due to outstanding letters of credit, $484.0 million remained available for potential borrowings under the Credit Agreement at September 30, 2010.

In the nine-month period ended September 30, 2010, Gallagher borrowed and repaid $48.0 million under the prior credit agreement. In the nine-month period ended September 30, 2009, Gallagher borrowed and repaid $132.0 million and $133.0 million, respectively, under the prior credit agreement. Principal uses of the 2010 and 2009 borrowings under the prior credit agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various financial covenants that require Gallagher to maintain specified levels of net worth and financial leverage ratios. Gallagher was in compliance with these covenants at September 30, 2010.

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

In the nine-month period ended September 30, 2010, Gallagher declared $101.3 million in cash dividends on its common stock, or $.96 per common share. On October 15, 2010, Gallagher paid a third quarter dividend of $.32 per common share to shareholders of record at September 30, 2010. If the dividend is maintained at $.32 per common share throughout 2010, this dividend level would result in annualized net cash used by financing activities in 2010 of approximately $135.7 million (based on the number of outstanding shares as of September 30, 2010) or an increase in cash used of approximately $4.6 million compared to 2009.

Common Stock Repurchases - Gallagher has a common stock repurchase plan that has been approved by the Board of Directors. Gallagher did not repurchase shares under the plan during the nine-month periods ended September 30, 2010 and 2009. Repurchased shares are generally held for reissuance in connection with Gallagher’s equity compensation and stock option plans. Under the provisions of the repurchase plan, as of September 30, 2010, Gallagher was authorized to repurchase approximately 10.0 million additional shares. The plan authorizes the repurchase of Gallagher’s common stock at such times and prices as Gallagher may deem advantageous, in transactions on the open market or in privately negotiated transactions. Gallagher is under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at Gallagher’s discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under Gallagher’s Credit Agreement or other sources. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2010 represent 25,000 shares (at a cost of $0.6 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2010 restricted stock distributions. The common stock repurchases reported in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2009 represent 35,000 shares (at a cost of $0.7 million) that were repurchased by Gallagher from its employees to cover their income tax withholding obligations in connection with 2009 restricted stock distributions. Under these circumstances, Gallagher will withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Another source of liquidity to Gallagher is the issuance of its common stock pursuant to its stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the nine-month periods ended September 30, 2010 and 2009 were $26.4 million and $6.6 million, respectively. Prior to 2009, Gallagher issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, the stockholders of Gallagher approved the 2009 Long-Term Incentive Plan (LTIP). All officers, employees and non-employee directors of Gallagher and persons expected to become officers, employees or non-employee directors of Gallagher are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of September 30, 2010, 365,000 shares of Gallagher’s common stock were available for awards granted under the LTIP. In addition, Gallagher has an employee stock purchase plan (ESPP) which allows Gallagher’s employees to purchase its common stock at 95% of its fair market value. Proceeds from the issuance of its common stock related to these plans have contributed favorably to net cash provided by financing activities and Gallagher believes this favorable trend will continue in the foreseeable future, but at reduced levels from what occurred historically.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, capital structure, the expected impact of the 2010 Healthcare Reform Legislation on Gallagher’s business, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to Gallagher’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•	The 2010 Healthcare Reform Legislation may prove more harmful than helpful to Gallagher’s overall business results;

•	Gallagher’s debt agreements contain restrictions and covenants that could significantly impact its ability to operate its business;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Gallagher is exposed to various market risks in its day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by Gallagher at September 30, 2010 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects Gallagher’s view of changes that are reasonably possible over a one-year period. This discussion of market risks related to Gallagher’s Consolidated Balance Sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from Gallagher’s estimates. In the ordinary course of business, Gallagher also faces risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Gallagher’s invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of Gallagher’s cash and cash equivalents investment portfolio at September 30, 2010 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2010.

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

At September 30, 2010, Gallagher had $550.0 million of borrowings outstanding under its note purchase agreements. The aggregate fair value of these borrowings at September 30, 2010 was $623.3 million due to their long-term duration and fixed interest rates associated with these debt obligations. There is no active or observable market for Gallagher’s private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, market quotes were obtained for notes with the same terms as Gallagher’s. There is no rate adjustment for the risk profile changes, covenant issues or credit rating changes at Gallagher, and therefore the market quotes are deemed to be the closest approximation of current market rates. Market risk was estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average borrowing rate at September 30, 2010 and the resulting fair values would be $29.7 million higher than their carrying value.

At September 30, 2010, Gallagher had no borrowings outstanding under the Credit Agreement. However, in the event that Gallagher does have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in Gallagher’s weighted average short-term borrowing rate at September 30, 2010 and the resulting fair values would not be materially different from their carrying value.

Gallagher is subject to foreign currency exchange rate risk primarily from its U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, Gallagher is subject to foreign currency exchange rate risk from its Australian and Canadian operations due to transacting business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as they are incurred. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2010 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $2.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2010 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $1.0 million. Gallagher is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to Gallagher’s consolidated operating results or financial position. Gallagher manages the balance sheets of its foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, thereby maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, Gallagher has not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., Gallagher has periodically purchased financial instruments when market opportunities arose to minimize its exposure to this risk. During the nine-month periods ended September 30, 2010 and 2009, Gallagher had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of its future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect Gallagher against significant U.K. currency exchange rate movements, but Gallagher is still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to Gallagher’s Consolidated Financial Statements for the three-month and nine-month periods ended September  30, 2010 and 2009.

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

Part II – Other Information

Item 1. Legal Proceedings

See Note 14 (Commitments, Contingencies and Off-Balance Sheet Arrangements) to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2010	—	$—	—	10,000
August 1 to August 31, 2010	—	—	—	10,000
September 1 to September 30, 2010	—	—	—	10,000

Total	—	$—	—

(1)	As set forth in its public filings, Gallagher has a common stock repurchase plan that was adopted by the Board of Directors on May 10, 1988 and has been periodically amended (the last amendment was on January 24, 2008) since that date to authorize additional shares for repurchase. Under the provisions of the repurchase plan, as of September 30, 2010, Gallagher continues to have the capacity to repurchase approximately 10.0 million shares. There is no expiration date for the repurchase plan and Gallagher is under no commitment or obligation to repurchase any particular amount of common stock under the plan. At its discretion, Gallagher may suspend the repurchase plan at any time.

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: October 29, 2010	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2010

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