Form 10-K
period 2010-12-31
GALLAGHER ARTHUR J & CO
filed 2011-02-07
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2010 (the last day of the registrant’s most recently completed second quarter) was $2,535,052,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2011 was 108,605,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2011 Proxy Statement are incorporated by reference into this Form 10-K in response to Parts II and III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, are engaged in providing insurance brokerage and third-party claims settlement and administration services to entities in the United States and abroad. We believe that our major strength is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

Since our founding in 1927, we have grown from a one-man agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 19, 2010 edition, and the world’s largest third-party property/casualty claims administrator, according to Business Insurance magazine’s March 29, 2010 edition. We generate approximately 87% of our revenues domestically, with the remaining 13% derived primarily from operations in Australia, Bermuda, Canada, New Zealand and the United Kingdom (U.K.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2010 of $3.2 billion. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 72%, 25% and 3%, respectively, to 2010 revenues.

Information Concerning Forward-Looking Statements

This annual report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (which we refer to as the PSLRA) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act). We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (SEC), press releases, our website, earnings calls or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the PSLRA and the Exchange Act.

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, acquisition strategy, revenues, expenses, earnings, cash flow, capital structure, the expected impact of the 2010 U.S. Healthcare Reform Legislation on our business, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean-energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.

Forward-looking statements made by us or on our behalf are subject to risks and uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements, including, but not limited to the following:

•

Our revenues, which consist primarily of commissions and fees based on insurance premiums, may vary significantly from period to period as a result of the volatility and cyclical nature of insurance premiums;

•

The recent recession and the current or any future economic downturn could adversely affect our business in a number of ways, including by causing our clients to purchase less insurance coverage, by leading to a continued reduction in the number of claims we process, or by causing insurance companies with which we do business to experience liquidity problems and withdraw from writing certain coverages, or fail;

•	Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us;

•

Our growing international operations expose us to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements including those imposed by the U.S. Foreign Corrupt Practices Act;

•	We are subject to regulation worldwide including insurance industry and federal and state employment regulation, and such regulations could change at any time;

•	The 2010 U.S. Healthcare Reform Legislation may prove more harmful than helpful to our overall business results;

•	We are subject to a number of contingencies and legal proceedings that would adversely affect our results if determined unfavorably to us;

•

The portion of our revenues consisting of contingent and supplemental commissions is less predictable than standard commissions, and our results could be adversely affected if we are unable to meet insurance companies’ thresholds for paying these types of commissions, or if insurance companies increase their estimate of loss reserves (over which we have no control);

•	Our inability to recruit and retain key personnel, including a failure in succession planning for key members of management, could adversely affect our operations;

•	Rising employee benefits costs (including pension expense) could reduce our profitability;

•

Significant uncertainties related to our Internal Revenue Code (which we refer to as the IRC) Section 45-related investments must be favorably resolved in order for us to recoup these investments and generate earnings on them;

•	Our IRC Section 45-related operations could subject us to environmental and product liability claims and environmental compliance costs;

•	We may incur significant obligations under tax indemnity agreements relating to historically claimed tax credits under IRC Section 29;

•	Improper disclosure of our clients’ confidential information and the personal data of their employees could result in legal liability or harm our reputation;

•	Our debt agreements contain restrictions and covenants that could significantly impact our ability to operate our business;

•	Changes in our accounting estimates and assumptions could adversely affect our financial position and operating results;

•	Our success could be compromised if we are unable to keep pace with new technological developments and implement technology solutions for our clients and for internal efficiency purposes; and

•	A disaster or significant disruption to business continuity could have a material adverse effect on our operations.

The foregoing and other such risks and uncertainties are described in more detail in Item 1A, “Risk Factors.”

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page of this annual report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Operating Segments

We report our results in three operating segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by operating segment, for each of the three years in the period ended December 31, 2010, is as follows (in millions):

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$957.3	51%	$912.9	53%	$854.2	52%
Fees	274.9	15%	282.1	16%	250.2	15%
Supplemental and contingent commissions	97.6	5%	65.0	4%	45.7	3%
Investment income and other	10.8	1%	16.2	1%	37.7	2%

	1,340.6	72%	1,276.2	74%	1,187.8	72%

Risk Management
Fees	460.1	25%	451.7	26%	461.1	28%
Investment income	2.0	—%	1.5	—%	3.8	—%

	462.1	25%	453.2	26%	464.9	28%

Corporate
Investment income and other	61.5	3%	(0.1)	—%	(7.7)	—%

Total revenues	$1,864.2	100%	$1,729.3	100%	$1,645.0	100%

See Note 20 to our 2010 consolidated financial statements for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by operating segment for 2010, 2009 and 2008.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other the hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions and recognition of investment gains and losses also impact the trends in our quarterly operating results. See Note 19 to our 2010 consolidated financial statements for unaudited quarterly operating results for 2010 and 2009.

Brokerage Segment

The brokerage segment accounted for 72% of our revenue from continuing operations in 2010. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance carriers, which are usually based upon both percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker by the insurer. Commission rates depend on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees paid to us by our clients depend on the extent and value of the services we provide. In addition, under certain circumstances, we receive supplemental and contingent commissions for both retail and wholesale brokerage services. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid. The insurance carrier determines the supplemental commission that is eligible to be paid annually based on historical performance criteria in advance of the contractual period. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or the overall volume of business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

We operate our brokerage operations through a network of more than 250 sales and service offices located throughout the United States and in 15 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we conduct business through a network of correspondent insurance brokers and consultants in more than 110 countries around the world.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 79% of our brokerage segment revenues in 2010. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage brokered are as follows:

Aviation	Disability	Life	Property
Casualty	Earthquake	Marine	Retirement Solutions
Commercial Auto	Errors & Omissions	Medical	Voluntary Benefits
Dental	Fire	Products Liability	Wind
Directors & Officers Liability	General Liability	Professional Liability	Workers Compensation

Our retail brokerage operations are organized in 180 geographical profit centers located in the United States, Australia, Canada and U.K. and operate within certain key niche/practice groups, which account for approximately 66% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups that we serve are as follows:

Agribusiness	Global Risks	Manufacturing	Religious/Not-for-Profit
Aviation & Aerospace	Habitational	Personal	Restaurant
Captive Consulting	Healthcare	Professional Groups	Scholastic
Construction	Higher Education	Private Equity	Technology/Telecom
Energy	Hospitality	Public Entity	Transportation
Entertainment	Marine	Real Estate

Our specialized focus on these niche/practice groups allows for highly-focused marketing efforts and facilitates the development of value-added products and services specific to those industries or business segments. We believe that our detailed understanding and broad client contacts within these niche/practice groups provide us with a competitive advantage.

We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:

•	Our niche/practice groups and middle-market accounts;

•	Cross-selling other brokerage products to existing customers;

•	Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self-insurance; and

•	Mergers and acquisitions.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 21% of our brokerage segment revenues in 2010. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance coverages through over 60 geographical profit centers located across the United States, Bermuda and through our approved Lloyd’s of London brokerage operation in London. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (we do not assume risk, the insurer does), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

Over 75% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as the largest domestic managing general agent/underwriting manager according to Business Insurance magazine’s October 11, 2010 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 25% of our revenues from continuing operations in 2010. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 69% of our risk management segment’s revenues are from workers compensation related claims, 27% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an unbundled basis independent of our brokerage operations. We manage our third-party claims adjusting operations through a network of approximately 110 offices located throughout the United States, Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with our claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients and customers.

While this segment complements our insurance brokerage offerings, over 80% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest third party property/casualty claims administrator according to Business Insurance magazine’s March 29, 2010 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from Fortune 1000 companies, larger middle-market companies, captives, program business and the outsourcing of insurance company claims departments. In addition, the risk management segment may grow in the future through mergers and acquisitions.

Corporate Segment

The corporate segment includes the financial information related to our debt, investments in clean-energy ventures, external acquisition-related costs and other corporate costs. We have been winding down our legacy investments since 2003. At December 31, 2010, significant investments managed by this segment include:

Clean-Energy

We have a 13.4% ownership interest in a waste-to-energy company (Enerdyne Ltd, LLC) which owns a biomass emissions pipeline that removes and sells gas emissions from landfills, a 42.0% interest in a privately-held enterprise (Chem-Mod LLC) that has commercialized multi-pollutant reduction technologies that remove mercury, sulfur dioxide and other toxic emissions created by coal-fired power plants and an 8.0% interest in a privately-held start-up enterprise (C-Quest Technology LLC), which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

Tax-Advantaged Investments

Prior to January 1, 2008, we owned certain partnerships that were formed to develop energy that qualified for tax credits under the former IRC Section 29. These consisted of waste-to-energy partnerships and synthetic coal operations. These investments helped to substantially reduce our effective income tax rate from 2002 through 2007. The law that permitted us to claim IRC Section 29 tax credits expired on December 31, 2007. In 2009, we built eight commercial facilities to produce clean-burning coal using Chem-Mod’s technologies. We believe these operations will produce energy that will qualify for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits substantially expires on December 31, 2019 for our related investments.

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2010 were as follows (in millions):

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,613.5	87%	$1,532.9	89%	$1,435.0	87%
Foreign, principally Australia, Bermuda, Canada and the U.K.	250.7	13%	196.4	11%	210.0	13%

Total revenues	$1,864.2	100%	$1,729.3	100%	$1,645.0	100%

See Notes 7, 18 and 20 to our 2010 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by operating segment, for 2010, 2009 and 2008.

Brokerage Operations in Australia, Bermuda, Canada and the U.K.

The majority of our international brokerage operations are in Australia, Bermuda, Canada and the U.K.

We operate in Australia and Canada primarily as a retail commercial property and casualty broker. In the U.K., we have a significant wholesale brokerage operation for U.S. and international clients looking to access the Lloyd’s of London and other international insurance markets, a program operation offering customized risk management products and services to U.K. public entities and a retail commercial property casualty brokerage. In Bermuda, we act principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provide services relating to the formation and management of offshore captive insurance companies.

We also have ownership interests in two Bermuda-based insurance companies that operate segregated account “rent-a-captive” facilities that enable clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insureds generally for reducing future costs of their insurance programs.

We also have strategic brokerage alliances with a variety of international brokers in countries where we do not have a local office presence. Through a network of correspondent insurance brokers and consultants in more than 110 countries, we are able to fully serve our clients’ coverage and service needs in virtually any geographic area.

Risk Management Operations in Australia, Canada, New Zealand and the U.K.

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the United States and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

We operate our brokerage operations through a network of more than 250 sales and service offices located throughout the United States and in 15 other countries. We manage our third-party claims adjusting operations through a network of 110 offices located throughout the United States, Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2010, our largest single customer accounted for approximately 1% of total revenues and our ten largest customers represented 6% of total revenues in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

Each of our retail and wholesale brokerage operations has a small market-share position and, as a result, we believe has substantial organic growth potential. In addition, each of our retail and wholesale brokerage operations have the ability to grow through the acquisition of small- to medium-sized independent brokerages. See “Business Combinations” below.

While historically we have generally grown our risk management segment organically and we expect to continue to do so, from time to time we consider acquisitions for this segment.

We require our employees serving in sales or marketing capacities, including all of our executive officers, to enter into agreements with us restricting disclosure of confidential information and solicitation of our clients and prospects upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements.

Competition

Brokerage Segment

According to Business Insurance magazine’s July 19, 2010 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings, Ltd., each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer, a subsidiary of Marsh & McLennan Companies, Inc., Towers Watson & Co. and the benefits consulting divisions of the national public accounting firms, and we also compete with a vast number of local and regional brokerages and agencies.

Our wholesale brokerage operations compete with large wholesalers such as Crump Group, Inc., CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Swett & Crawford Group, Inc., as well as a vast number of local and regional wholesalers.

We also compete with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with us.

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party administrator based on revenues according to Business Insurance magazine’s March 29, 2010 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc., a subsidiary of Crawford & Company, Xchanging and ESIS, a subsidiary of ACE Limited. Several large insurance companies, such as AIG Insurance and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors, particularly during the softening insurance cycle. In addition, we compete with various smaller third party administrators on a regional level. We believe that our competitive position is due to our strong reputation for outstanding service quality and ability to resolve customers’ losses in the most cost-efficient manner possible.

Regulation

We are required to be licensed or receive regulatory approval in nearly every state and foreign jurisdiction in which we do business. In addition, most jurisdictions require that individuals who engage in brokerage, claim adjusting and certain other insurance service activities be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

Business Combinations

We have completed and integrated 254 acquisitions from January 1, 1985 through December 31, 2010, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. Acquisition prices typically fall within the $1 million to $50 million purchase price range.

Through acquisitions, we seek to expand our talent pool, enhance our geographic presence and service capabilities, and/or broaden and further diversify our business mix. We also focus on identifying:

•	A corporate culture that matches our sales-oriented culture;

•	A profitable, growing business whose ability to compete would be enhanced by gaining access to our greater resources; and

•	Clearly defined financial criteria.

See Note 4 to our 2010 consolidated financial statements for a summary of our 2010 acquisitions, the amount and nature of the consideration paid and the dates of acquisition.

Effective on January 1, 2011, we acquired substantially all of the net assets of The Gleason Agency, Inc. and Gleason Financial Ltd., operations engaged in the retail insurance brokerage business, in exchange for approximately $4.3 million in cash, 342,000 shares of our common stock and a contingent earnout obligation of $6.0 million, of which any portion that is earned will be paid with cash or shares of our common stock at our option.

Employees

As of December 31, 2010, we employed approximately 10,700 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.ajg.com as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. Such reports may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

Item 1A. Risk Factors.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for several years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, resulted in flat or reduced premium rates (a “soft” market), which in turn put downward pressure on our commission revenue in many lines and in many geographic areas. Beginning in late 2000, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. Because of the events of September 11th, many insurance lines became less available and premium rates increased, in some cases dramatically. Beginning in late 2003, the market softened again in many lines and geographic areas. While the high level of hurricane activity and other natural disasters in 2004 and 2005 caused a hard market in certain coastal areas, the low level of hurricane activity in 2006 and 2007 caused carriers to again become rate/price sensitive and the industry has remained in a soft market across most geographical areas and business lines. The higher level of hurricane activity in 2008 generally did not cause the carriers to deviate from the trends noted in 2006 and 2007. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While historically we have been able to participate in certain of these activities on behalf of our customers and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations, as well as individuals, actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets that have revenues significantly larger than ours. In addition, various other competing firms that operate nationally or that are strong in a particular region or locality may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services rendered and the overall costs to our clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect our business.

In addition, the increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•	Increased capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	Insurance companies selling insurance directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments (including developments relating to the medical loss ratio requirements of the 2010 Health Care Reform Legislation);

•

Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, which compete with, or completely replace, insurance products offered by insurance carriers;

•	Increased competition from new market participants such as banks, accounting firms and consulting firms offering risk management or insurance brokerage services; and

•

Insurance companies or certain insurance consumers creating in-house servicing capabilities that compete with the third party administration and other administration, servicing and risk management products our risk management segment offers.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our results of operations and financial condition.

A continuation or worsening of the recent economic recession, may adversely affect our results of operations and financial condition.

The general deterioration in the economy, which began in fourth quarter 2008, could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact our 2011 commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known, and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on our results of operations and financial condition. We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our client, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom we places business could also result in errors and omissions claims by our clients, which could adversely affect our results of operations and financial condition.

We have historically engaged in a large number of acquisitions of insurance brokers and agencies. We may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth strategy and results of operations.

In the past several years, we have completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Our acquisition program has been an important part of our historical growth and we believe that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in us achieving slower growth. Moreover, even if we are able to identify appropriate acquisition targets, we may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows us to realize the anticipated benefits of such acquisitions. Our acquisitions pose the risk of post-acquisition deterioration, which could result in lower or negative earnings contribution and/or goodwill impairment charges. Additionally, we may incur or assume unanticipated liabilities or contingencies in connection with our acquisitions (including, for example, liabilities relating to the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA) violations when we acquire businesses with international operations). If any of these developments occur, our growth strategy and results of operations could be adversely affected.

Our growing international operations expose us to risks different than those we face in the United States, including the risk of exchange rate fluctuations and geopolitical risk.

We conduct a growing portion of our operations outside the United States. As a result, we are subject to legal, economic and market risks associated with operating in foreign countries. Operating in these countries may present risks that are different from, or greater than, the risks we face doing comparable business in the United States. These include, among others, risk relating to:

•	Difficulties in staffing and managing foreign operations;

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after their employment, and may make it more difficult and expensive to terminate their employment;

•	Political and economic instability (including acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances and multiple time zones, including during times of crisis management;

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad, including rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, and the requirements of FCPA as well as other anti-bribery and corruption rules and requirements in the countries in which we operate, as well as unexpected changes in such regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;

•	Adverse changes in tax rates or discriminatory or confiscatory taxation in foreign jurisdictions;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs; and

•	Governmental restrictions on the transfer of funds to us from our operations outside the United States.

Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations.

We also operate in certain countries where the risk of political and economic uncertainty is relatively greater than that present in the United States and more stable countries. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries. For example, we use third-party service providers located in India for certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations or ability to use third-party providers in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

We face a variety of risks in our risk management operations that are distinct from those we face in our brokerage operations.

Our risk management operations face a variety of risks distinct from those faced by our brokerage operations, including:

•

The risk that the favorable trend among insureds toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

•	The risk that contracting terms will become less favorable or that the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•

The risk that we will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make our business less profitable;

•	The risk that continued economic weakness or a slow-down in economic activity could lead to a continued reduction in the number of claims we process; and

•

The risk that if we do not control our labor and technology costs, we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection).

If any of these developments occur, our results of operations and financial condition could be adversely affected.

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business or may be less profitable.

Many of our activities are subject to regulatory supervision, including insurance industry regulation, Federal and state employment regulation, and regulations promulgated by regulatory bodies in foreign jurisdictions in which we operate, including the Financial Services Authority (which we refer to as the FSA) in the U.K. Failure to comply with some of these regulations could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business. For example, although our inability to accept contingent commissions under an agreement with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois ended on October 1, 2009, compensation practices such as contingent commissions could in the future return to the scrutiny of the public, State Attorneys General, and state insurance departments, which could lead to regulations prohibiting or placing restrictions upon the practice. If this or other changes in regulation or enforcement occur, our results of operations and financial condition could be adversely affected.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (together, the 2010 Health Care Reform Legislation) were signed into law. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. If we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this law, our results of operations could be adversely impacted.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters which we believe to be adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 17 to our 2010 consolidated financial statements, we are subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our financial results.

Contingent and supplemental commissions we receive from insurance companies are less predictable than standard commissions, and any decrease in the amount of these kinds of commissions we receive could adversely affect our results of operations.

A portion of our revenues consists of contingent and supplemental commissions we receive from insurance companies. Contingent commissions are paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. Supplemental commissions are commissions paid by insurance companies that are established annually in advance based on historical performance criteria. If, due to the current economic environment or for any other reason, we are unable to meet insurance companies’ profitability, volume and/or growth thresholds, and/or insurance companies increase their estimate of loss reserves, over which we have no control, actual contingent commissions and/or supplemental commissions we receive could be less than anticipated, which could adversely affect our results of operations.

Our future success depends, in part, on our ability to attract and retain experienced and qualified personnel.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and we have lost key brokers to competitors in the past. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

Sustained increases in the cost of employee benefits could reduce our profitability.

The cost of current employees’ medical and other benefits, as well as pension retirement benefits and postretirement medical benefits under our legacy defined benefit plans, substantially affects our profitability. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. A significant decrease in the value of our defined benefit pension plan assets or decreases in the interest rates used to discount the pension plans’ liabilities could cause an increase in pension plan costs in future years. Although we have actively sought to control increases in these costs, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

We have developed production operations with the ability to produce refined coal that we believe qualifies for tax credits under IRC Section 45. However, there are significant uncertainties surrounding our investment in these operations, and if we are not successful in claiming IRC Section 45 tax credits, we may not be able to recoup our investment or generate additional earnings from these operations.

IRC Section 45 provides a tax credit for the production and sale of refined coal from production operations that are placed into service on or before December 31, 2011. We own 42% of Chem-Mod, LLC, which has developed technologies referred to as The Chem-Mod™ Solution that reduce harmful emissions from coal-fired power plants. We intend to use The Chem-Mod™ Solution to produce refined coal at eight production operations placed into service prior to December 31, 2009. We believe that the production and sale of this refined coal qualifies for IRC Section 45 tax credits. We incurred $31.4 million of capital expenditures in 2009 to complete the construction of these operations. We sold portions of our ownership stake in six of these operations, which reduced our net investment in the operations to $22.3 million.

There are significant uncertainties related to our IRC Section 45 investments that must be favorably resolved in order for us to recoup our investment and generate additional earnings from these operations. These include, but are not limited to:

•

Long-term permits must still be obtained. To date, one of the operations has received a permanent regulatory operating permit. The remaining seven operations are not currently operating. In order to obtain long-term permits, the utilities need to show not only reductions in nitrogen oxides and mercury emissions, as IRC Section 45 requires, but also reductions in sulfur, carbon monoxide and particulate emissions while at the same time maintaining all other emissions limits and performance standards required under their air permits. If for any reason the operations are unable to satisfy the regulatory permitting requirements and the utilities are unable to timely obtain long-term permits, we may not be able to recoup our investment or generate additional earnings from these operations.

•

All conditions under IRC Section 45 must be satisfied. Our ability to claim tax credits under IRC Section 45 depends upon the satisfaction of a number of conditions specified in IRC Section 45. While we have received some confirmation from the IRS relating to our ability to claim these tax credits, we may ultimately be determined not to have satisfied such conditions if, among other things, our conclusions with respect to one or more of the following are incorrect: the accuracy of the emissions reduction analyses upon which we have relied and continue to rely, that The Chem-Mod™ Solution represents qualifying technologies under the rules, that the operations applied the technologies correctly such that at least one of the operations’ owners (we or one of our partners) qualifies as a “producer” of refined coal, or that our operations were placed into service by December 31, 2009. Additionally, IRC Section 45 contains phase-out provisions based upon the market price of coal. As a result, if the price of coal rises to specified levels, we could lose some or all of the future tax credits we expect to receive from these investments.

•

Additional regulatory uncertainties. In the future, utilities may become subject to other regulations that render The Chem-Mod™ Solution obsolete or unusable. Congress may modify or repeal IRC Section 45 so that these tax credits may no longer be available or the law may be interpreted to exclude The Chem-Mod™ Solution. In addition, current environmental laws and regulations limiting mercury emissions from coal-fired power plants could be significantly weakened, reducing demand for technologies like The Chem-Mod™ Solution, or could be strengthened beyond the capabilities of The Chem-Mod™ Solution to comply. If any of these regulatory developments occur, we may not be able to recoup our investment or generate additional earnings from these operations.

•

Utilities’ use of coal may decline. Increasing concerns about greenhouse gases and other air emissions, toxic materials in wastewater discharges and the potential hazardous nature of coal combustion waste, whether as a result of concerns about global climate change or otherwise, could lead to Federal or state regulations that encourage or require utilities to burn less coal, or eliminate its use entirely, in the production of electricity. In addition, while the utilities at which the operations are located have traditionally burned coal to generate electricity, some are also engineered to burn other fuels such as natural gas and oil. Thus, if the price of natural gas and/or oil is low enough relative to the price of coal, utilities may choose to burn natural gas or oil instead of coal to produce electricity. Demand for coal, generally, may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If, for any reason, utilities burn less or eliminate coal in the production of electricity, we may not be able to recoup our investment or generate additional earnings from these operations.

•

Operational risks. The operations’ ability to produce refined coal meeting the requirements of IRC Section 45 may be affected by operational issues. Chem-Mod’s coal-cleaning technologies require proprietary chemical inputs that may not be readily available in the marketplace or available only at prohibitively high costs. The power plants at which the operations are located could be idled for reasons outside our control, including, among other things, operational or environmental problems at the plants, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede production at the operations. Other operational risks include the availability and cost of coal (including freight cost), the possibility that the refined coal the operations produce may cause operational problems in the utilities’ boilers, the risk that equipment may not be properly maintained, the risk that the operations might be unable to operate at their rated capacity, and the possibility that the operations could be unsuccessful in attracting and retaining key personnel needed for efficient production. If the operations encounter any operational problems, including the types described above, we may not be able to recoup our investment or generate additional earnings from these operations.

•

Business risks. We have finalized arrangements with two co-investors, and are working to finalize arrangements with other potential co-investors, for the purchase of equity stakes in one or more of the operations. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. We are exposed to credit risk with our co-investors and operational partners, any of which could encounter economic difficulties and become unable to fulfill payment obligations. We could also be exposed to risk due to our lack of control over the operations if future developments, for example a regulatory change affecting public and private companies differently, caused our interests and those of our co-investors to diverge. Finally, our partners involved in the operation and management of the operations could fail to run the operations in a manner that complies with the requirements of IRC Section 45. If any of these developments occur, we may not be able to recoup our investment or generate additional earnings from these operations.

•

Intellectual property risks. Other companies with technologies similar to The Chem-Mod™ Solution may make claims of intellectual property infringement against Chem-Mod or against us and our partners. Any intellectual property claims, with or without merit, could require that Chem-Mod or we and our partners obtain a license to use the intellectual property. Chem-Mod or we and our partners may be unable to obtain licenses from these third parties on favorable terms, if at all. If Chem-Mod or we and our partners cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from using The Chem-Mod™ Solution and may be unable to recoup our investment or generate additional earnings from these operations.

Our IRC Section 45 operations and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of the IRC Section 45 operations are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal produced using The Chem-Mod™ Solution in a number of ways, including air emissions, waste water, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The Chem Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of becoming liable for environmental damage we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. For example, we and our partners could face the risk of product and environmental liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators will result in that facility owner or operator accepting full responsibility for any environmental damage. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, diminution of property or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits and force compliance. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental claim. If significant uninsured losses arise from environmental damage or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

We have historically benefited from Section 29 tax credits and that law expired on December 31, 2007. The disallowance of IRC Section 29 tax credits would likely cause a material loss.

The law permitting us to claim IRC Section 29 tax credits related to our synthetic coal operations expired on December 31, 2007. We believe our claim for IRC Section 29 tax credits in 2007 and prior years is in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related partnerships in which we had an interest. We understand these private letter rulings are consistent with those issued to other taxpayers and have received no indication from the IRS that it will seek to revoke or modify them. However, while our synthetic coal operations are not currently under audit, the IRS could place those operations under audit and an adverse outcome may cause a material loss or cause us to be subject to liability under indemnification obligations related to prior sales of partnership interests in partnerships claiming IRC Section 29 tax credits. For additional information about the potential negative effects of adverse tax audits and related indemnification contingencies, see the discussion on IRC Section 29 tax credits included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or damage our reputation.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The agreements governing our debt contain covenants that, among other things, restrict our ability to dispose of assets, incur additional debt, prepay other debt or amend other debt instruments, pay dividends, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments.

The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt on terms acceptable to us, or at all.

Economic, financial and industry conditions beyond our control may affect our ability to comply with the covenants and restrictions contained in the agreements governing our debt. The breach of any of these covenants or restrictions could result in a default under an agreement that would permit the applicable lenders to declare all amounts outstanding under such agreements to be due and payable, together with accrued and unpaid interest, which could have a material adverse effect on our financial condition and results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools, our client relationships, growth strategy and operating results could be adversely affected.

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, we could experience a material adverse effect on our client relationships, growth strategy and operating results.

Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption caused by restricted physical site access, terrorist activities, disease pandemics, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. Although we have certain disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services. Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

We are exposed to various risks relating to losses on investments held by our corporate segment.

Our corporate segment holds a variety of investments. These investments are subject to risk of loss due to a variety of causes, including general overall economic conditions, the effects of changes in interest rates, various regulatory issues, credit risk, potential litigation, tax audits and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results. Any of these consequences may diminish the value of our invested assets and adversely affect our net worth and profitability.

In the event we issue common stock as consideration for certain acquisitions we may make, we could dilute share ownership.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. Should we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as existing stockholders’ individual ownership percentages in our company.

Volatility of the price of our common stock could adversely affect our stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the financial services industry in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

•	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The executive offices of our corporate segment and certain subsidiary and branch facilities of our brokerage and risk management segments are located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires on February 28, 2018.

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 17 to our 2010 consolidated financial statements for information with respect to our lease commitments as of December  31, 2010.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Removed and Reserved.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	59	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	48	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	48	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	61	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

James S. Gault	59	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	49	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	49	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. McGrath	44	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	58	Corporate Vice President since 1993, President of our Wholesale Brokerage Operation since 2001

With the exception of Mr. Bay, Mr. Hudson and Ms. McGrath, we have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Prior to joining us on June 4, 2007, Mr. Bay served as General Counsel and Secretary for GE Commercial Distribution Finance, a provider of specialized financing and servicing programs for consumer durables, from January 2003 to May 2007 and, prior to that, as M&A Counsel for General Electric Capital Corporation since 2000.

Prior to joining us on January 25, 2010, Mr. Hudson was a Director in the Insurance Practice of Bridge Strategy Group LLC, a consulting firm he co-founded in 1998. Prior to that, Mr. Hudson worked as a business consultant specializing in the insurance and financial services industry at Andersen Consulting LLP (now known as Accenture), and in senior roles at Information Consulting Group, McKinsey & Co. and Renaissance Worldwide.

Prior to joining us on January 15, 2007, Ms. McGrath served as Vice President of Human Resources for GE Commercial Distribution Finance, a provider of specialized financing and servicing programs for consumer durables, from January 2004 to January 2007 and, prior to that, as the Vice President of Human Resources for GE Financial Guaranty Insurance Corporation since July 2002.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2009 through December 31, 2010 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2010
First	$25.84	$21.90	$.32
Second	27.00	22.63	.32
Third	26.75	23.96	.32
Fourth	29.80	25.87	.32
2009
First	$26.02	$14.82	$.32
Second	23.25	16.51	.32
Third	25.00	20.20	.32
Fourth	24.65	21.88	.32

As of January 31, 2011, there were approximately 1,000 holders of record of our common stock.

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2010. Under the repurchase plan, as of December 31, 2010, we continue to have the authority to repurchase approximately 10,000,000 shares. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Our 2011 Proxy Statement includes information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading “Equity Compensation Plan Information,” and we incorporate such information herein by reference. See Notes 11, 12, 13 and 14 to our 2010 consolidated financial statements for additional information relating to the compensation plans under which our equity securities are authorized for issuance.

During the fourth quarter of 2010, we issued an aggregate of 1,708,000 unregistered shares of our common stock, with an aggregate value of approximately $49.6 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, which were each sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares by the recipients.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(In millions)
Behnke & Co., Inc.	November 18, 2010	513,000	$14.3
Herbruck, Alder & Company	December 16, 2010	476,000	14.0
Continental Excess & Surplus, Inc.; All Risk/CESI, LLC	December 16, 2010	94,000	2.8
Aviation Insurance Holdings, Inc.	December 17, 2010	243,000	7.2
Tribeca Strategic Advisors, LLC; Tribeca Insurance Agency, LLC	December 20, 2010	382,000	11.3

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2010 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$957.3	$912.9	$854.2	$823.8	$765.7
Fees	735.0	733.8	711.3	676.4	599.7
Supplemental and contingent commissions	97.6	65.0	45.7	23.3	11.2
Investment income and other	74.3	17.6	33.8	99.8	93.5

Total revenues	1,864.2	1,729.3	1,645.0	1,623.3	1,470.1
Total expenses	1,661.2	1,518.2	1,481.4	1,423.2	1,315.6

Earnings before income taxes	203.0	211.1	163.6	200.1	154.5
Provision for income taxes	39.7	78.0	52.2	45.5	26.1

Earnings from continuing operations	163.3	133.1	111.4	154.6	128.4
Earnings (loss) on discontinued operations, net of income taxes	10.8	(4.5)	(34.1)	(15.8)	0.1

Net earnings	$174.1	$128.6	$77.3	$138.8	$128.5

Per Share Data:
Diluted earnings from continuing operationsper share (1)	$1.56	$1.32	$1.18	$1.59	$1.31
Diluted net earnings per share (1)	1.66	1.28	.82	1.43	1.31
Dividends declared per common share (2)	1.28	1.28	1.28	1.24	1.20

Share Data:
Shares outstanding at year end	108.4	102.5	96.4	92.0	98.4
Weighted average number of common sharesoutstanding	104.8	100.5	93.8	95.9	97.1
Weighted average number of common andcommon equivalent shares outstanding	105.1	100.6	94.2	97.1	98.4

Consolidated Balance Sheet Data:
Total assets	$3,596.0	$3,250.3	$3,271.3	$3,556.8	$3,420.1
Long-term debt less current portion	550.0	550.0	400.0	400.0	25.9
Total stockholders' equity	1,106.7	892.9	738.5	715.5	864.1

Return on beginning stockholders' equity (3)	20%	17%	11%	16%	17%

Employee Data:
Number of employees - continuing operations at year end	10,736	9,840	9,863	9,102	8,533
Total revenue per employee (4)	$174,000	$176,000	$167,000	$178,000	$172,000
Earnings from continuing operations per employee (4)	$15,000	$14,000	$11,000	$17,000	$15,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report.

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the United States and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 16 countries and do business in more than 110 countries globally through a network of correspondent brokers and consultants. We generate approximately 87% of our revenues domestically, with the remaining 13% derived in Australia, Bermuda, Canada, New Zealand and the U.K. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 72%, 25% and 3%, respectively, to 2010 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean-energy investments and venture capital funds.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Please see “Information Concerning Forward-Looking Statements” in Part I of this annual report, for certain cautionary information regarding forward-looking statements and a list of factors that could cause our actual results to differ materially from those predicted in the forward-looking statements.

2010 Financial Highlights

The economic downturn continued to provide significant headwinds for our business in 2010. As a result, organic revenue declined in both our brokerage and risk management segments. For our brokerage segment, organic commissions, fees and supplemental commissions (defined below) declined 1.7%, and for our risk management segment, organic fees declined 2.7%. Despite the difficult operating environment, we grew brokerage segment revenues by 5.0% and risk management segment revenues by 2.0%. Earnings from continuing operations were up 9.5% for our brokerage segment and 2.0% for our risk management segment, while adjusted EBITDAC margin (defined below) held steady at 21.9% for our brokerage segment and 15.6% for our risk management segment.

We achieved these results by demonstrating expense discipline and headcount control while continuing to pursue our acquisition strategy. During 2010, we closed 18 acquisitions in our brokerage segment, representing $95.1 million in annualized acquired revenues. We also completed a meaningful acquisition in our risk management segment, representing $50.0 million in annualized acquired revenues. In 2010, we continued to grow our international operations through acquisitions. By the end of 2010, 13% of our revenues were generated internationally, compared with 11% in 2009. We expect this trend to continue in 2011.

Insurance Market Overview

Fluctuations in premiums charged by property/casualty insurance carriers have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Various factors, including competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, can result in flat or reduced property/casualty premium rates (a “soft” market). A soft market tends to put downward pressure on commission revenues. Various countervailing factors, such as greater than anticipated loss experience and capital shortages, can result in increasing property/casualty premium rates (a “hard” market). A hard market tends to favorably impact commission revenues. Hard and soft markets may be broad-based or more narrowly focused across individual product lines or geographic areas.

As markets harden, certain insureds, who are the buyers of insurance (our brokerage clients), have historically resisted paying increased premiums and the higher commissions these premiums generate. Such resistance often causes some buyers to raise their deductibles and/or reduce the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate us for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these mechanisms now account for 50% of the total U.S. commercial property/casualty market. Our brokerage units are very active in these markets as well. While increased use by insureds of these alternative markets historically has reduced commission revenue to us, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue.

Inflation tends to increase the levels of insured values and risk exposures, resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations historically has had a greater impact on changes in premium rates, and therefore on our revenues, than inflationary pressures.

Beginning in 2004 and continuing throughout 2010, the property/casualty insurance market has been operating in a relatively soft market in most lines and in most geographic areas. For example, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates fell during first, second and third quarters of 2010. The average premium decline for all commercial accounts, regardless of size, was 5.3% for first quarter, 6.4% for second quarter and 5.2% for third quarter. A similar survey by the CIAB indicated that commercial property/casualty rates fell again during fourth quarter 2010 by an average of 5.4% for all commercial accounts, regardless of size. Strong competition for new business among property/casualty insurance carriers attempting to increase market share in a weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the property/casualty insurance carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the market place diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the United States.

Recent Events

The deterioration in the economy that began in the fall of 2008 adversely impacted us in 2010, and could continue to do so in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in, among other things, their headcount, payroll, properties and the market value of their assets. Such reductions could also adversely impact our commission revenues in future years when the property/casualty insurance carriers perform exposure audits and if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (which we refer to together as the 2010 Health Care Reform Legislation) were signed into law. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. As a result, the potential exists for our employee benefits consultants to win new clients and generate additional revenue from existing clients by assisting them in navigating the increasingly complex regulations surrounding their benefits plans. In 2010, our employee benefits consulting operation generated approximately one quarter of the brokerage segment’s revenues. Although we believe that the 2010 Health Care Reform Legislation could be beneficial to our brokerage segment’s fee revenues, given the legislation’s broad scope and the uncertainties that exist regarding the interpretation and implementation of many of the legislation’s complex provisions, at this time the potential impact of the legislation on us, beneficial or otherwise, is uncertain.

We own positions in eight commercial clean-coal operations. We own approximately 25% of six of these operations. During most of the first nine months of 2010, these six operations produced refined coal under temporary regulatory operating permits. As planned, these operations curtailed most production in fourth quarter 2010 to perform testing routines in connection with applying for permanent regulatory operating permits. In January 2011, one of the six operations received its permanent regulatory operating permit. We cannot predict when the permanent operating permits will be issued for the remaining five operations. If these six operations receive permanent permits and operate at historical levels, they could generate up to $4.0 to $6.0 million of quarterly net earnings through 2019.

In addition, we own 90% of the other two operations, which as planned, did not produce refined coal in fourth quarter while we were seeking operating sites and potential co-investors for these operations. We are currently in negotiations for these two operations. Although we expect to have them in production by third or fourth quarter of 2011, we cannot predict with certainty when the negotiations will be complete, when sites will be secured or when permanent operating permits will be issued. If these two operations are running at planned levels, they could generate up to $3.0 to $5.0 million of quarterly net earnings through 2019.

However, our ability to recoup these clean-coal investments and generate net earnings on them is subject to significant risks and uncertainties relating to, among other things, our utility partners’ ability to obtain permanent permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, utilities’ use of coal to produce electricity, the operations of the facilities, our co-investors and operational partners, and the defense of their intellectual property. Please see the risk factor regarding our IRC Section 45 facilities under Item 1A, “Risk Factors,” for more information regarding these risks and uncertainties.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP), which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for other significant accounting policies.

Revenue Recognition - We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known. Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions, which we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services, which we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

Premiums and fees receivable in our consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Income Taxes - Our tax rate reflects the statutory tax rates applicable to our taxable earnings and tax planning in the various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We evaluate our tax positions using a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the position. If a tax position does not meet the “more likely than not” recognition threshold, we do not recognize the benefit of that position in the financial statements. The second step is measurement. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a likelihood of greater than 50% of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 18 to our consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may decrease within the next twelve months.

Tax law requires certain items to be included in our tax returns at different times than such items are reflected in the financial statements. As a result, the annual tax expense reflected in our consolidated statements of earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.

Intangible Assets/Earnout Obligations - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization in our consolidated balance sheet.

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2010 and 2008, we wrote off $2.3 million and $2.7 million, respectively, of amortizable intangible assets related to brokerage segment acquisitions. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Effective January 1, 2009, we adopted on a prospective basis revised guidance to account for our acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of our acquisitions from 2009 and into the future, whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations are recorded in our consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon the estimated future operating results of the acquired businesses. For acquisitions made prior to January 1, 2009, we did not include such obligations in the purchase price recorded for each applicable acquisition at the acquisition date because such obligations are not fixed and determinable. We generally record future payments made under these 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled, which will have no impact on the amounts reported in our consolidated statement of earnings. See Note 4 to our consolidated financial statements for additional discussion on our 2010 business combinations.

Historically, we have not incurred a material amount of external transaction costs related to our acquisitions. However, when we have incurred such costs, we have capitalized these costs as part of our purchase accounting. Effective January 1, 2009, we expense all external transaction costs related to our acquisitions as incurred.

Business Combinations and Dispositions

See Note 4 to our consolidated financial statements for a discussion of our 2010 business combinations. We did not have any material dispositions in 2010 or 2009.

Historically, we have used acquisitions to grow our brokerage segment’s commission and fee revenues. Acquisitions allow us to expand into desirable geographic locations and further extend our presence in the retail and wholesale insurance brokerage services industries. We expect that our brokerage segment’s commission and fee revenues will continue to grow from acquisitions. We intend to continue to consider from time to time, additional acquisitions for our brokerage and risk management segments on terms that we deem advantageous. At any particular time, we generally will be engaged in discussions with multiple acquisition candidates. However, we can make no assurances that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to us.

Results of Operations

Information Regarding Non-GAAP Measures

In the discussion that follows regarding our results of operations, we provide information regarding EBITDAC, EBITDAC margin, Adjusted EBITDAC, Adjusted EBITDAC margin, and organic change in commission, fee and supplemental commission revenues. These measures are not in accordance with, or an alternative to, the GAAP information provided in this annual report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior-year amounts reported in the annual report in order to conform them to the current-year presentation.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, Adjusted EBITDAC and Adjusted EBITDAC margin provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC and Adjusted EBITDAC margin are meant to reflect the true operating performance of our business; consequently, they exclude items that could be considered “non-operating” or “non-core” in nature.

•	EBITDAC - We define this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, litigation settlement amounts and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying the current-year foreign exchange rates to the same prior-year periods.

•

Adjusted EBITDAC margin - We define this measure as Adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts.

Organic Revenues - Organic change in commission, fee and supplemental commission revenues excludes the first twelve months of net commission, fee and supplemental commission revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were a part of our business in both the current and prior year. In addition, organic growth excludes the impact of contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying 2010 foreign exchange rates to the same periods in 2009.

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2010 and beyond. Management has historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. Management also believes that using this measure allows financial statement users to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measure - This annual report includes tabular reconciliations to the most comparable GAAP measures for each of EBITDAC, Adjusted EBITDAC, Adjusted EBITDAC margin and organic change in commission, fee and supplemental commission revenues.

Other Information

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated in 2010, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expires on December 31, 2019 for our related investments. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in both our brokerage segment and our risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

In the discussion that follows regarding our results of operations, we also provide the following ratios with respect to our operating results: pretax profit margin, compensation expense ratio and operating expense ratio. Pretax profit margin represents pretax earnings from continuing operations divided by total revenues. The compensation expense ratio is compensation expense divided by total revenues. The operating expense ratio is operating expense divided by total revenues.

Brokerage Segment

The brokerage segment accounted for 72% of our revenue from continuing operations in 2010. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance companies, which are usually based on a percentage of the premium paid by insureds and brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker from the insurer. Commission rates depend on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees depend on the extent and value of the services we provide. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

Financial information relating to our brokerage segment is as follows (in millions, except percentages and workforce data):

	2010	Percent Change	2009	Percent Change	2008
Commissions	$957.3	5%	$912.9	7%	$854.2
Fees	274.9	(3%)	282.1	13%	250.2
Supplemental and contingent commissions	97.6	50%	65.0	42%	45.7
Investment income	4.9	7%	4.6	(67%)	13.9
Gains on books of business sales and other	5.9	(49%)	11.6	(51%)	23.8

Total revenues	1,340.6	5%	1,276.2	7%	1,187.8
Compensation	817.1	5%	778.7	10%	707.4
Operating	223.6	3%	218.0	(12%)	247.4
Depreciation	19.5	4%	18.8	3%	18.2
Amortization	59.8	10%	54.3	26%	43.2
Change in estimated acquisition earnout payables	(2.6)	NMF	4.1	NMF	—

Total expenses	1,117.4	4%	1,073.9	6%	1,016.2

Earnings from continuing operations before income taxes	223.2	10%	202.3	18%	171.6
Provision for income taxes	87.7	12%	78.6	17%	67.4

Earnings from continuing operations	$135.5	10%	$123.7	19%	$104.2

EBITDAC	$299.9		$279.5		$233.0

Diluted earnings from continuing operations per share	$1.29		$1.23		$1.11

Growth in revenues	5%		7%		7%
Organic growth (decline) in commissions, fees and supplemental commissions	(2%)		(2%)		0%
Compensation expense ratio	61%		61%		60%
Operating expense ratio	17%		17%		21%
Pretax profit margin	17%		16%		14%
EBITDAC margin	22%		22%		20%
Effective tax rate	39%		39%		39%

Workforce at end of period (includes acquisitions)	6,275		5,890		5,747

Identifiable assets at December 31	$2,560.7		$2,337.5		$2,456.1

The following provides non-GAAP information that management believes is helpful when comparing certain components of 2010 organic revenues with 2009 and 2008 (in millions):

	2010 Organic Revenue		2009 Organic Revenue		2008 Organic Revenue
	2010	2009	2009	2008	2008	2007
Commissions and Fees
Commission revenues as reported	$957.3	$912.9	$912.9	$854.2	$854.2	$823.8
Fee revenues as reported	274.9	282.1	282.1	250.2	250.2	237.0
Less commission and fee revenues from acquisitions	(57.9)	—	(142.8)	—	(100.7)	—
Less commission and fee revenues from divestitures	—	—	—	(9.0)	—	(35.8)
Levelized foreign currency translation	—	2.4	—	(7.9)	—	(4.0)

Organic commission and fee revenues	$1,174.3	$1,197.4	$1,052.2	$1,087.5	$1,003.7	$1,021.0

Organic change in commission and fee revenues	-1.9%		-3.3%		-1.7%

Supplemental Commissions
Supplemental commissions as reported	$60.8	$37.4	$37.4	$20.4	$20.4	$10.0
Less supplemental commissions from acquisitions	(5.7)	—	(3.9)	—	(0.4)	—
Timing items, net	(14.7)	1.4	1.4	6.1	6.1	1.8

Organic supplemental commissions	$40.4	$38.8	$34.9	$26.5	$26.1	$11.8

Organic change in supplemental commissions	4.1%		31.7%		121.2%

Contingent Commissions
Contingent commissions as reported	$36.8	$27.6	$27.6	$25.3	$25.3	$13.3
Less contingent commissions from acquisitions	(6.0)	—	(8.6)	—	(6.0)	—

Organic contingent commissions	$30.8	$27.6	$19.0	$25.3	$19.3	$13.3

Organic change in contingent commissions	11.6%		-24.9%		45.1%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	-1.7%		-2.4%		-0.3%

Organic change in commissions and fees, supplemental commissions and contingent commissions	-1.5%		-2.9%		0.3%

Commissions and fees - The aggregate increase in commissions and fees for 2010 was principally due to revenues associated with acquisitions that were made during 2010 ($57.9 million). Commissions and fees in 2010 included new business production of $141.3 million, which was offset by renewal decreases and lost business of $162.0 million. The aggregate increase in commissions and fees for 2009 was principally due to revenues associated with acquisitions that were made during 2009 ($142.8 million). Commissions and fees in 2009 included new business production of $139.4 million, which was offset by renewal decreases and lost business of $178.0 million. The organic decline in commission, fee and supplemental commission revenues was -2% in 2010 and 2009 and 0% in 2008. Commission revenues increased 5% and fee revenues decreased 3% in 2010 compared to 2009. Commission revenues increased 7% and fee revenues increased 13% in 2009 compared to 2008.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter are shown in the table below. As we have previously disclosed, many insurance carriers now provide sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. This situation is not expected to occur again in 2011 and later years as we anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow us to recognize revenues in a similar manner in future quarters. We expect to recognize a total of approximately $9.0 million to $11.0 million of supplemental commission revenues in each quarter of 2011, assuming that the current market conditions continue in those future quarters.

To assist in comparing 2010 to 2009, the supplemental commission timing line in the organic revenue tables above adjusts the 2009 revenue as if we had been receiving the information from the carriers and recognizing the quarterly supplemental commissions in 2009 on the same basis as in 2010. In order to estimate the quarterly information for 2009 and 2008 as if it would have been reported by the carriers, we allocated the annual amounts received from the carriers after the contract period to each quarter in the annual period on a straight-line pro rata basis. The adjusted supplemental commission amounts for 2009 and 2008 would change if different allocation methods were used.

An analysis of supplemental and contingent commission revenues recognized in 2010, 2009 and 2008 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income - Investment income primarily represents interest income earned on our cash, cash equivalents and restricted funds. The decreases in investment income in 2010 and 2009 compared to 2008 were due to lower market yield and a shift to safer investment vehicles.

Gains on books of business and other - We recognized a $2.7 million gain related to our acquisition of the remaining 60% equity interest in Specialised Broking Associates Pty Ltd (which we refer to as SBA) in July 2010. We previously had a 40% equity interest in SBA with the option to increase our ownership to 100%. The gain represents the increase in fair value of our original 40% equity interest in SBA based on the purchase price paid for the remaining 60% equity interest. The decrease in one-time gains related to sales of books of business and other in 2010 compared to 2009 and 2008 was due to the unusually high level of disposition activity that occurred in 2009 and 2008. One-time gains related to sales of books of business in 2010, 2009 and 2008 were $5.9 million, $11.6 million and $23.8 million, respectively.

Compensation expense - The increase in compensation expense in 2010 compared to 2009 was primarily due to: an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($34.3 million in the aggregate), increases in employee benefits expense ($3.9 million) and severance related costs ($1.0 million).

These increases were partially offset by decreases in temporary-staffing expense ($0.6 million) and stock compensation expense ($0.2 million). The increase in employee headcount in 2010 compared to 2009 primarily relates to the addition of employees associated with the acquisitions that we completed in 2010 and new production hires.

The increase in compensation expense in 2009 compared to 2008 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($55.2 million in the aggregate), increases in employee benefits expense ($18.9 million) and severance related costs ($1.2 million).

These increases were partially offset by decreases in temporary-staffing expense ($2.5 million) and stock compensation expense ($1.5 million). The increase in employee headcount in 2009 compared to 2008 primarily relates to the addition of employees associated with the acquisitions that we completed in 2009.

Operating expense - The increase in operating expenses in 2010 compared to 2009 was due primarily to increases in professional fees ($2.8 million), travel and entertainment expense ($2.8 million), licenses and fees ($1.9 million), unfavorable foreign currency translation ($1.7 million), litigation settlement expense ($1.3 million), net rent and utilities ($1.2 million), sales development expenses ($0.3 million) and office expense ($0.2 million).

These increases were partially offset by decreases in business insurance ($3.4 million), other expense ($2.4 million) and lease termination charges ($0.8 million). Also contributing to the increase in operating expenses in 2010 were increased expenses associated with the acquisitions completed in 2010.

The decrease in operating expenses in 2009 compared to 2008 was due primarily to decreases in professional fees ($11.0 million), sales development expenses ($5.9 million), travel and entertainment expense ($5.7 million), favorable foreign currency translation ($2.6 million), licenses and fees ($2.0 million) and bad debt expense ($1.9 million).

These decreases were partially offset by an increase in office expense ($0.6 million). Also partially offsetting the decreases in operating expenses in 2009 were expenses associated with the acquisitions completed in 2009.

Depreciation - The increases in depreciation expense in 2010 compared to 2009 and in 2009 compared to 2008 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2010, 2009 and 2008 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2010 compared to 2009 and in 2009 compared to 2008 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements). Based on the results of impairment reviews in 2010 and 2008, we wrote off $2.3 million and $2.7 million, respectively, of amortizable intangible assets related to the brokerage segment acquisitions. No such indicators were noted in 2009.

Change in estimated acquisition earnout payables - The change in estimated acquisition earnout payable expense as reported in 2010 compared to 2009 and 2009 compared to 2008 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009 for acquisitions completed in 2009 and 2010. During 2010 and 2009, we recognized $6.2 million and $4.1 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2009 and 2010 acquisitions. In addition, during 2010, we recognized $8.8 million of income related to net adjustments in the estimated fair market values of earnout obligations related to revised projections of future performance for 11 acquisitions.

Provision for income taxes - The brokerage segment’s effective tax rate in 2010, 2009 and 2008 was 39.3%, 38.9% and 39.0%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our brokerage segment for the foreseeable future.

Reconciliation of EBITDAC and Adjusted EBITDAC - The following provides non-GAAP information, and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing 2010 EBITDAC and 2010 Adjusted EBITDAC to the same period in 2009 and when comparing 2009 EBITDAC and 2009 Adjusted EBITDAC to the same period in 2008 (in millions):

	2010	2009	2008
Earnings from continuing operations	$135.5	$123.7	$104.2
Provision for income taxes	87.7	78.6	67.4
Depreciation	19.5	18.8	18.2
Amortization	59.8	54.3	43.2
Change in estimated acquisition earnout payables	(2.6)	4.1	—

Total EBITDAC	299.9	279.5	233.0
Gains from books of business sales and other	(5.9)	(11.6)	(23.8)
Net supplemental commission timing	(14.7)	1.4	6.1
Workforce related charges	6.3	5.5	3.9
Lease termination related charges	0.6	1.4	3.6
Litigation settlement	3.5	2.2	—

Adjusted EBITDAC	$289.7	$278.4	$222.8

Adjusted EBITDAC change	4.1%	25.0%	-1.2%

Adjusted EBITDAC margin	21.9%	22.0%	19.0%

Risk Management Segment

The risk management segment accounted for 25% of our revenue from continuing operations in 2010. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment is as follows (in millions, except percentages and workforce data):

	2010	Percent Change	2009	Percent Change	2008
Fees	$460.1	2%	$451.7	(2%)	$461.1
Investment income and other	2.0	33%	1.5	(61%)	3.8

Total revenues	462.1	2%	453.2	(3%)	464.9

Compensation	288.0	2%	282.3	1%	280.6
Operating	109.1	(1%)	109.9	(13%)	126.3
Depreciation	12.4	6%	11.7	1%	11.6
Amortization	1.0	43%	0.7	40%	0.5

Total expenses	410.5	1%	404.6	(3%)	419.0

Earnings from continuing operations before income taxes	51.6	6%	48.6	6%	45.9
Provision for income taxes	20.3	13%	17.9	1%	17.7

Earnings from continuing operations	$31.3	2%	$30.7	9%	$28.2

EBITDAC	$65.0		$61.0		$58.0

Diluted earnings from continuing operations per share	$0.30		$0.30		$0.30

Growth (decline) - revenues	2%		(3%)		5%
Organic growth (decline) in fees	(3%)		(1%)		5%
Compensation expense ratio	62%		62%		60%
Operating expense ratio	24%		24%		27%
Pretax profit margin	11%		11%		10%
EBITDAC margin	14%		13%		12%
Effective tax rate	39%		37%		39%

Workforce at end of period	4,227		3,741		3,901

Identifiable assets at December 31	$521.3		$379.8		$341.2

Effective October 1, 2010, we acquired substantially all of the third-party administrator assets and managed care service operations of GAB Robins North America, Inc. for cash of $16.0 million, notes payable of $4.0 million and the assumption of certain claims handling run-off liabilities. We expect this transaction to generate approximately $50.0 million in revenues, annually.

Fees - The increase in fees for 2010 compared to 2009 was primarily due to revenues associated with the acquisition and new business of $39.0 million, which were partially offset lost business and the impact of decreased claim counts of $30.6 million in 2010. Organic fee revenues for 2010 declined 3% compared to 2009. The decrease in fees for 2009 compared to 2008 was due primarily to lost business and the impact of decreased claim counts of $42.2 million in 2009, which were partially offset by new business of $32.8 million. Organic fee revenues for 2009 declined 1% compared to 2008.

The following provides non-GAAP information that management believes is helpful when comparing 2010 organic fee revenues with 2009 and 2008 (in millions):

	2010 Organic Revenue		2009 Organic Revenue		2008 Organic Revenue
	2010	2009	2009	2008	2008	2007
Domestic and international fees	$446.7	$437.5	$437.5	$444.9	$444.9	$427.3
International performance bonus fees	9.9	14.2	14.2	16.2	16.2	12.1
Adjusting fess related to international natural disasters	3.5	—	—	—	—	—

Fees as reported	460.1	451.7	451.7	461.1	461.1	439.4
Less fees from acquisitions	(13.2)	—	—	—	—	—
Levelized foreign currency translation	—	7.4	—	(6.4)	—	(1.7)

Organic fees	$446.9	$459.1	$451.7	$454.7	$461.1	$437.7

Organic change in fees	-2.7%		-0.7%		5.4%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. The decreases in investment income in 2010 and 2009 compared to 2008 were due to lower market yield and a shift to safer investment vehicles.

Compensation expense - The increase in compensation expense in 2010 compared to 2009 was primarily due to increased headcount associated with the GAB Robins acquisition, unfavorable foreign currency translation ($4.2 million), litigation settlement expense ($2.8 million), GAB Robins integration costs ($2.6 million) and an increase in temporary-staffing expense ($2.6 million) offset by decreases in severance related costs ($2.9 million), salaries ($2.1 million), employee benefits ($0.9 million) and stock compensation ($0.6 million). The increase in compensation expense in 2009 compared to 2008 was primarily due to the impact of employee benefit expense ($3.9 million), unfavorable foreign currency translation ($3.7 million) and severance related costs ($3.1 million), partially offset by decreases in headcount and salaries ($6.2 million) and temporary-staffing expense ($2.8 million).

Operating expense - The decrease in operating expenses in 2010 compared to 2009 was primarily due to decreases in professional fees ($3.0 million), lease termination related charges ($1.2 million) and other expense ($0.7 million), partially offset by GAB Robins integration costs ($1.0 million) and increases in business insurance ($1.1 million), office expenses ($0.6 million), net rent and utilities ($0.2 million), bad debt expense ($0.4 million), sales development expense ($0.4 million) and travel and entertainment expense ($0.2 million). The decrease in operating expenses in 2009 compared to 2008 was primarily due to favorable foreign currency translation ($4.5 million) and decreases in office expense ($4.1 million), travel and entertainment expense ($3.6 million), bad debt expense ($2.0 million), sales development expenses ($1.5 million) and rent expense ($1.3 million), partially offset by an increase in business insurance ($1.0 million).

Depreciation - Depreciation expense increased in 2010 compared to 2009 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems. Depreciation expense remained relatively unchanged in 2009 compared to 2008 and reflects the impact of disposals and fully depreciated fixed assets, partially offset by the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in 2010 compared to 2009 due to the GAB Robins acquisition, which was effective on October 1, 2010. Amortization expense was relatively unchanged in 2009 compared to 2008. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2009 or 2008.

Provision for income taxes - The risk management segment’s effective tax rate in 2010, 2009 and 2008 was 39.3%, 36.8% and 39.0%, respectively. We also anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our risk management segment for the foreseeable future.

Reconciliation of EBITDAC and Adjusted EBITDAC - The following provides non-GAAP information, and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing 2010 EBITDAC and 2010 Adjusted EBITDAC to the same period in 2009 and 2009 EBITDAC and 2009 Adjusted EBITDAC to the same period in 2008 (in millions):

	2010	2009	2008
Earnings from continuing operations	$31.3	$30.7	$28.2
Provision for income taxes	20.3	17.9	17.7
Depreciation	12.4	11.7	11.6
Amortization	1.0	0.7	0.5

Total EBITDAC	65.0	61.0	58.0
Workforce related charges	0.5	6.5	—
Litigation settlement	2.8	—	—
Lease termination related charges	0.1	1.3	0.6
GAB Robins integration costs	3.6	—	—

Adjusted EBITDAC	$72.0	$68.8	$58.6

Adjusted EBITDAC change	4.7%	17.4%	-22.6%

Adjusted EBITDAC margin	15.6%	15.2%	12.6%

Corporate Segment

The corporate segment reports the financial information related to our clean-energy ventures and legacy investments, our debt, and certain corporate and acquisition-related activities. See Note 3 to our consolidated financial statements for a summary of our investments at December 31, 2010 and 2009 and a detailed discussion of the nature of these investments. See Note 8 to our consolidated financial statements for a summary of our debt at December 31, 2010 and 2009.

Financial information relating to our corporate segment is as follows (in millions):

	2010	2009	2008
Revenue from consolidated clean-coal production facilities	$62.7	$—	$—
Royalty income from clean-coal licenses	3.2	0.4	—
Income from unconsolidated clean-coal production facilities	(0.3)	0.1	—
Other - net loss	(4.1)	(0.6)	(7.7)

Total revenues	61.5	(0.1)	(7.7)
Cost of revenues from consolidated clean-coal production facilities	64.0	—	—
Compensation	12.4	7.7	8.7
Operating	21.9	7.0	1.2
Operating - state tax matters	—	(3.6)	7.5
Interest	34.6	28.5	28.6
Depreciation	0.4	0.1	0.2

Total expenses	133.3	39.7	46.2

Loss from continuing operations before income taxes	(71.8)	(39.8)	(53.9)
Benefit for income taxes	(68.3)	(18.5)	(32.9)

Loss from continuing operations	$(3.5)	$(21.3)	$(21.0)

Diluted loss from continuing operations per share	$(0.03)	$(0.21)	$(0.23)

Identifiable assets at December 31	$514.0	$533.0	$474.0

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - This represents revenues from eight clean-coal production operations that were built in 2009 which we initially consolidated due to our majority ownership interests. As of March 1, 2010, we sold portions of our ownership in six of the operations, which were no longer consolidated as of that date and are now accounted for using equity method accounting. We continue to consolidate the remaining two operations, which did not run in 2010.

•

Royalty income from clean-coal licenses - This represents revenues related to our ownership interests in Chem-Mod. Effective August 18, 2008, we have a 42% ownership interest in Chem-Mod and are required to consolidate its operations into our consolidated financial statements. The royalty income in 2010 is higher than 2009 due to the increased production of clean-coal under Chem-Mod’s licenses. Chem-Mod did not operate in 2008. Expenses related to the royalty income of Chem-Mod were $2.1 million and $0.7 million in 2010 and 2009, respectively.

•

Income from unconsolidated clean-coal production facilities - This includes income related to our equity portion of the pretax earnings (losses) of the six clean-coal production operations discussed above and the production based income from the investors in the six operations. These operations did not run in 2008.

•

Other - net loss - In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales of portions of our ownership in the six clean-coal production operations discussed above, $1.2 million of equity earnings from one of our venture capital fund investments, offset by an $8.0 million impairment charge on our biomass energy venture investments, a $1.5 million loss, under equity method accounting, of an additional 3% investment in C-Quest’s global operations and a $0.5 million write-down of our investment in an investment management company. The loss in 2009 primarily consists of a $1.0 million write-down of our investment in an investment management company offset by $0.4 million of equity earnings from our venture capital fund investments. The loss in 2008 primarily consists of $6.3 million of loss from equity method accounting related to our exercise of our remaining options to acquire an additional indirect ownership of 16.0% from existing owners of Chem-Mod, a $5.8 million impairment charge on our investment in an investment management company, a $1.5 million loss from equity method accounting of our ownership of the investment management company and a $0.8 million loss from equity method accounting for our venture capital fund investments, offset by a $3.0 million adjustment to the IRC Section 29- related estimated revenue and a net $3.9 million gain on the sale of a former coal production site.

Cost of revenues - Cost of revenues from consolidated clean-coal production facilities includes the costs incurred by the eight clean-coal production operations to generate the revenues discussed above. These operations were insignificant in 2009 and did not run in 2008.

Compensation expense - Compensation expense for 2010, 2009 and 2008, respectively, includes salary and benefit expenses of $5.6 million, $4.0 million and $6.0 million and incentive compensation of $6.8 million, $3.7 million and $2.7 million, respectively. The increase in salary and benefit expenses for 2010 compared to 2009 is primarily due to additional headcount and increases in employee benefits expense. The decrease in salary and benefit expenses for 2009 compared to 2008 is primarily due to reduced headcount and compensation. The increases in incentive compensation for 2010 and 2009 are primarily related to the sales and operations of the facilities that qualify for tax credits under IRC Section 45.

Operating expense - Operating expense for 2010 includes professional fees of $1.2 million primarily related to clean-coal activities, expense and minority interest totaling $1.9 million related to royalty income, other corporate operating expenses of $4.9 million and external professional fees and other external due diligence costs of $2.9 million related to 2010 acquisitions, an $8.1 million donation to the Arthur J. Gallagher charitable foundation and $2.7 million of costs incurred for a company-wide award and sales meeting. In fourth quarter 2010, we donated all of our holdings in a private-equity fund, valued at $5.6 million on the donation date, plus $2.5 million in cash to the foundation. In fourth quarter 2010, we incurred $2.7 million of costs related to a company-wide award and sales meeting for its production staff and field management, which we view as a one-time event. Operating expense for 2009 includes professional fees of $1.7 million primarily related to clean-coal activities, expense of $1.9 million related to royalty income and other corporate operating expenses of $3.4 million. Operating expense for 2008 includes professional fees of $1.4 million primarily related to clean-coal activities, a $7.5 million provision related to a state sales tax matter, a $1.5 million decrease for the IRC Section 29-related estimated expenses and other corporate operating expenses of $1.3 million. The increase in operating expense for 2010 compared to 2009 is primarily due to increased corporate costs ($1.5 million), professional fees and other due diligence costs related to 2010 acquisitions ($2.9 million), the $8.1 million donation and $2.7 million for the company-wide award and sales meeting. The increase in operating expense for 2009 compared to 2008 is primarily due to $1.9 million of costs related to clean-coal activities, $2.1 million of increased corporate costs and the $1.5 million IRC Section 29-related expense adjustment from 2008 that did not recur in 2009.

The $3.6 million credit in 2009 related to the prior-year state tax matters is a reversal of the remaining provision after the final resolution of these matters. The $7.5 million provision in 2008 was the estimated cost to resolve these prior-year state tax matters.

Interest expense - The increase in interest expense in 2010 compared to 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($8.0 million), partially offset by a substantial reduction in the amount of borrowing under the prior credit agreement, plus a reduction in the interest rate of those borrowings ($2.0 million). The interest expense was relatively unchanged in 2009 compared to 2008, because the higher level of borrowings on our line of credit in 2009 was offset by substantially reduced interest borrowing rates in 2009 compared to 2008.

Depreciation - The increase in depreciation expense in 2010 compared to 2009 was primarily due to corporate-related office buildouts and expenditures related to upgrading computer systems. Depreciation expense was relatively unchanged in 2009 compared to 2008.

Benefit for income taxes - Our consolidated effective tax rate was 19.5%, 36.9% and 31.9% for 2010, 2009 and 2008 respectively. The rates for 2010, 2009 and 2008, reflect the impact of the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in those years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in our tax provision of $30.7 million, $3.6 million and $14.9 million, respectively. In fourth quarter, 2010, the IRS completed its examination of our 2007 and 2008 tax years and we recognized $29.3 million of net earnings related to income tax positions taken in prior years.

The following provides non-GAAP information that we believe is helpful when comparing 2010 operating results for the corporate segment with 2009 and 2008 (in millions):

	2010			2009			2008
Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(36.4)	$14.6	$(21.8)	$(29.5)	$11.8	$(17.7)	$(28.9)	$11.5	$(17.4)
Clean-energy ventures	(6.9)	14.4	7.5	(8.3)	3.5	(4.8)	(11.5)	4.6	(6.9)
Acquisition costs	(2.9)	1.0	(1.9)	(0.5)	0.2	(0.3)	—	—	—
State sales tax matter	—	—	—	3.6	(1.4)	2.2	(7.5)	3.0	(4.5)
Corporate	(9.2)	2.7	(6.5)	(5.7)	1.1	(4.6)	(5.4)	2.1	(3.3)
Legacy investments	(16.4)	35.6	19.2	0.6	3.3	3.9	(0.6)	11.7	11.1

Total	$(71.8)	$68.3	$(3.5)	$(39.8)	$18.5	$(21.3)	$(53.9)	$32.9	$(21.0)

Interest and banking primarily includes the interest costs related to our debt. Clean-energy ventures include the operating results related to our ownership interests in the eight commercial clean-coal operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of banking and debt fees, overhead allocations mostly related to corporate staff compensation and in 2010 costs related to a company-wide award, cross-selling and motivational meeting for its production staff and field management. Legacy investments include the operating results related to the wind-down of our legacy investment portfolio.

Reconciliation of EBITDAC - The following provides a reconciliation of EBITDAC to the most directly comparable GAAP measure for 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Loss from continuing operations	$(3.5)	$(21.3)	$(21.0)
Benefit for income taxes	(68.3)	(18.5)	(32.9)
Interest	34.6	28.5	28.6
Depreciation	0.4	0.1	0.2

Total EBITDAC	$(36.8)	$(11.2)	$(25.1)

Clean-energy operations - We own positions in eight commercial clean-coal operations. We own approximately 25% of six of these operations. During most of the first nine months of 2010, these six operations produced refined coal under temporary regulatory operating permits. As planned, these operations curtailed most production in fourth quarter 2010 to perform testing routines in connection with applying for permanent regulatory operating permits. In January 2011, one of the six operations received its permanent regulatory operating permit. We cannot predict when the permanent operating permits will be issued for the remaining five operations. If these six operations receive permanent permits and operate at historical levels, they could generate up to $4.0 to $6.0 million of quarterly net earnings through 2019.

In addition, we own 90% of the other two operations, which as planned, did not produce refined coal in fourth quarter while we were seeking operating sites and potential co-investors for these operations. We are currently in negotiations for these two operations. Although we expect to have them in production by third or fourth quarter of 2011, we cannot predict with certainty when the negotiations will be complete, when sites will be secured or when permanent operating permits will be issued. If these two operations are running at planned levels, they could generate up to $3.0 to $5.0 million of quarterly net earnings through 2019.

Chem-Mod is in the early stages of commercializing and marketing its Chem-Mod™ Solution technologies to their principal customers, coal-fired power plants owned by utility companies, including those utilities that are operating with the clean-coal production facilities that we built.

Our ability to recoup clean-coal related investments and generate earnings is subject to significant risk and uncertainties relating to, among other things, our utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, the utilities’ use of coal to produce electricity, the operations of the facilities, our co-investors and operation partners, and the defense of their intellectual property. Also, while we believe that refined coal production at the clean-coal production operations using the Chem-Mod™Solution will qualify for tax credits under IRC Section 45, we can make no assurances that the production will continue to meet the requirements of IRC Section 45. See Note 3 to the consolidated financial statements.

Discontinued Operations

In fourth quarter 2007, we made a determination to exit our global reinsurance operations and our Irish wholesale brokerage operations. In first quarter 2008, we signed definitive agreements to sell substantially all of our reinsurance brokerage business. Under the agreements, we received proceeds of $33.1 million and potential additional proceeds of up to $14.6 million.

In first quarter 2009, we signed and closed a definitive agreement to sell all of the remaining run-off obligations of our U.S. reinsurance brokerage operations. Under the agreement, we transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

We recorded $3.5 million in lease termination and other real estate costs in 2009 while winding down the remaining leased facilities of the reinsurance brokerage operations. In addition, we wrote off $4.5 million in receivables in 2009 related to the potential additional contingent proceeds from the initial sale transactions that were recognized in 2008.

As part of integrating the operations of a London-based insurance brokerage firm acquired by us on April 1, 2010 and other real estate consolidation initiatives, we restored into service certain leased real estate space that was abandoned in 2008 as part of the wind-down of certain of our discontinued operations. We recognized $3.2 million of pretax earnings from discontinued operations in 2010 primarily related to the reversal of a portion of the lease abandonment charges incurred in 2008. Due to the IRS completing its examination of our 2007 and 2008 tax years in fourth quarter 2010, we also recognized $8.5 million of previously unrecognized tax benefits in our 2010 provision for income taxes related to discontinued operations.

Financial Condition and Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The insurance brokerage industry is not capital intensive. Historically, our capital requirements have primarily included dividend payments on our common stock, repurchases of our common stock, funding of our investments, acquisitions of brokerage and risk management operations and capital expenditures.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flow from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs for the foreseeable future. However, to fund acquisitions made during 2009, we relied to a large extent on proceeds from borrowings, which were repaid before the end of fourth quarter, under a previous credit agreement.

Cash provided by operating activities was $231.8 million, $211.5 million and $160.6 million for 2010, 2009 and 2008, respectively. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to timing differences between periods related to cash collections of premiums and fees receivable and cash disbursements of premiums payable and improved operating results in 2010 compared to 2009. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to decreases in incentive compensation payments and income tax payments. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, changes in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other noncash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on earnings from continuing operations, adjusted for non-cash items, in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held as fiduciary funds, are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirement for our plan, which is $0.3 million for 2011. The minimum funding requirement under the IRC was $0.3 million for 2010. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2010, we made discretionary contributions of $6.5 million to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make minimum contributions to the plan in future periods.

We recognize in our consolidated balance sheet an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. See Notes 15 and 16 to our consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates. In 2008, the funded status of the Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2008, reflecting an increase in credit costs on high quality corporate debt obligations, and negative investment returns. The change in funded status of the Plans resulted in a reduction in noncurrent assets of $14.8 million and an increase in noncurrent liabilities of $56.1 million, including a related adjustment to tax benefits of $28.7 million and a reduction of our stockholders’ equity of $42.2 million in 2008. In 2009, the funded status of the Plans significantly improved primarily due to favorable investment returns. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $30.5 million, including a related adjustment to tax benefits of $12.4 million and an increase of our stockholders’ equity of $18.1 million in 2009. In 2010, the funded status of the Plans improved primarily due to favorable investment returns, partially offset by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2010. The change in funded status of the Plans resulted in a decrease in noncurrent liabilities of $10.0 million. While the change in funded status of the Plans had no impact on our cash flows from operations in 2010, 2009 or 2008, changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $25.4 million, $23.5 million and $32.0 million for 2010, 2009 and 2008, respectively. In 2011, we expect total expenditures for capital improvements to be approximately $30.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The increase in net capital expenditures in 2010 from 2009 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2010.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $78.9 million, $44.6 million and $274.2 million in 2010, 2009 and 2008, respectively. The decreased use of cash for acquisitions made in 2010 and 2009 compared to 2008 was primarily due to the decrease in the number of acquisitions made and the increased use of our common stock to complete acquisitions. We completed 19, 15 and 37 acquisitions in 2010, 2009 and 2008, respectively. Annualized revenues of entities acquired in 2010, 2009 and 2008 totaled approximately $145.1 million, $98.5 million and $165.6 million, respectively.

During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $26.7 million. During 2009, we issued 1.4 million shares of our common stock, paid $6.0 million in cash and accrued $11.9 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $41.9 million. During 2009, we also issued 1.1 million shares of our common stock related to an acquisition made in December 2008 and recorded in our consolidated financial statements as of December 31, 2008. During 2008, we issued 18,000 shares of our common stock, paid $20.1 million in cash and accrued $5.2 million in liabilities related to earnout obligations of 13 acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million.

Dispositions - During 2008, we signed definitive agreements to sell substantially all of our reinsurance brokerage business. Under the agreements, we received initial proceeds of $33.1 million and potential additional proceeds of up to $14.6 million. In first quarter 2009, we signed and closed a definitive agreement to sell all of the remaining run-off obligations of our U.S. reinsurance brokerage operations. Under the agreement, we transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer.

During 2010, 2009 and 2008, we sold several books of business and recognized one-time gains of $5.9 million, $11.6 million and $23.8 million, respectively, which approximated the cash proceeds we received related to these transactions.

Outlook - We believe that we have sufficient capital to meet our short and long-term cash flow needs. Except for 2008 and 2005, our earnings from continuing operations before income taxes have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings from continuing operations before income taxes to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business.

Cash Flows From Financing Activities

On July 15, 2010, we entered into an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the prior facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement.

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million.

In third quarter 2007 and fourth quarter 2009, we entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $400.0 million and $150.0 million in aggregate debt, respectively. We are currently in the process of securing another $125.0 million of long-term debt to fund acquisitions, which we expect to close and fund in mid-February 2011. At December 31, 2010, we had $550.0 million of corporate-related borrowings outstanding under the two note purchase agreements and a cash and cash equivalent balance of $249.8 million. We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 8 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. No borrowings were outstanding under the Credit Agreement at December 31, 2010. Due to outstanding letters of credit, $483.9 million remained available for potential borrowings under the Credit Agreement at December 31, 2010.

During 2010, we borrowed and repaid $48.0 million under the Credit Agreement. Principal uses of the 2010 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2009, we borrowed and repaid $154.0 million and $286.0 million, respectively, under a previous credit agreement. Principal uses of the 2009 borrowings under a previous credit agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes. During 2008, we borrowed and repaid $232.0 million and $100.0 million, respectively, under a previous credit agreement. Principal uses of the 2008 borrowings under a previous credit agreement were to fund acquisitions completed in 2008 and earnout payments related to acquisitions completed prior to 2008.

The note purchase agreements and the Credit Agreement contain various covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2010.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2010, we declared $136.1 million in cash dividends on our common stock, or $1.28 per common share. On January 14, 2011, we paid a fourth quarter dividend of $.32 per common share to shareholders of record as of December 31, 2010. On January 27, 2011, we announced a quarterly dividend for first quarter 2011 of $.33 per common share, a 3% increase over the prior quarter. If the dividend is maintained at $.33 per common share throughout 2011, this dividend level would result in an annualized net cash used by financing activities in 2011 of approximately $143.0 million (based on the outstanding shares as of December 31, 2010), or an increase in cash used of approximately $11.9 million. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2010, 2009 or 2008. We generally hold repurchased shares for reissuance in connection with our equity compensation and stock option plans. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2010. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. The common stock repurchases reported in our consolidated statement of cash flows for 2010, 2009 and 2008 include 32,000 shares (at a cost of $0.8 million), 45,000 shares (at a cost of $1.0 million) and 55,000 shares (at a cost of $1.3 million), respectively, that we repurchased from our employees to cover their income tax withholding obligations in connection with restricted stock distributions in each of those years. Under these circumstances, we withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $36.7 million in 2010, $8.3 million in 2009 and $22.6 million in 2008. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, our stockholders approved the 2009 Long-Term Incentive Plan (which we refer to as the LTIP). All of our officers, employees and non-employee directors and persons expected to become officers, employees or non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. As of December 31, 2010, 365,000 shares of our common stock were available for awards granted under the LTIP. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Prior to January 1, 2009, eligible employees were allowed to purchase our common stock at 85% of its market value. For all periods prior to January 1, 2009, we recognized compensation expense related to the common stock issued under the employee stock purchase plan. Effective January 1, 2009, we no longer recognize any compensation expense related to the common stock issued under the employee stock purchase plan. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in 2010 and we believe this favorable trend will continue in the foreseeable future.

Shelf Registration Statement - On May 5, 2010, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of our common stock. As previously disclosed, we have used this registration statement to register for re-sale shares of our common stock issued as acquisition consideration, but we have not issued any shares under this registration statement. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We can make no assurances regarding when, or if, we will issue any shares under this registration statement.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 3, 8 and 17 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2010 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Note Purchase Agreements	$—	$—	$—	$100.0	$—	$450.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	100.0	—	450.0	550.0
Operating lease obligations	65.6	51.7	34.8	21.0	16.0	28.3	217.4
Less sublease arrangements	(3.4)	(3.0)	(1.7)	(1.3)	(0.4)	—	(9.8)
Outstanding purchase obligations	5.3	2.0	0.1	—	—	—	7.4

Total contractual obligations	$67.5	$50.7	$33.2	$119.7	$15.6	$478.3	$765.0

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $7.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 18 to our consolidated financial statements for a discussion on income taxes.

Note Purchase Agreements - On August 3, 2007, we entered into a note purchase agreement, as amended and restated on December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement.

On November 30, 2009, we entered into another note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement.

See Note 8 to our consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - We have a $500.0 million Credit Agreement, which expires on July 14, 2014, with a group of twelve financial institutions. We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2010, $16.1 million of letters of credit (for which we have $8.2 million of liabilities recorded at December 31, 2010) were outstanding under the Credit Agreement. No borrowings were outstanding under the Credit Agreement at December 31, 2010. Accordingly, at December 31, 2010, $483.9 million remained available for potential borrowings, of which $58.9 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 8 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - We generally operate in leased premises. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

We have leased certain office space to several non-affiliated tenants under operating sublease arrangements. In the normal course of business, we expect that the leases will not be renewed or replaced. We adjust charges for real estate taxes and common area maintenance annually based on actual expenses, and we recognize the related revenues in the year in which the expenses are incurred. These amounts are not included in the minimum future rentals to be received in the contractual obligations table above.

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we have outstanding as of December 31, 2010. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of December 31, 2010 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2011	2012	2013	2014	2015	Thereafter
Investment related:
Letters of credit	$—	$—	$—	$—	$—	$16.1	$16.1
Funding commitments	—	—	—	—	—	1.3	1.3

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 17 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of our letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 156 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions from 2009 and into the future, that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The maximum earnout obligations related to the 2010 acquisitions are disclosed in Note 4 to our consolidated financial statements, which represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to the applicable acquisitions. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired businesses over a two- to three-year period subsequent to the acquisition date. For acquisitions made prior to 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount of maximum unrecorded earnout payables outstanding at December 31, 2010 was $169.4 million and related to acquisitions we made from 2006 to 2008.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. These investments are accounted for using the equity method based on the legal form of our ownership interest and the applicable percentage of the entity owned. None of these unconsolidated investments had any outstanding debt at December 31, 2010 and 2009 that was recourse to us.

At December 31, 2010, we had posted two letters of credit totaling $10.4 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $8.2 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2010, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments we held as of December 31, 2010 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our cash and our cash equivalents investment portfolio as of December 31, 2010 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2010.

We have other investments that have valuations that are indirectly influenced by equity market and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

As of December 31, 2010, we had $550.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at December 31, 2010 was $610.6 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2010 and the resulting fair values would be $28.8 million higher than their carrying value.

As of December 31, 2010, we had no borrowings outstanding under our Credit Agreement. However, in the event that we do have borrowings outstanding, the fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2010 and the resulting fair values would not be materially different from their carrying values.

We are subject to foreign currency exchange rate risk primarily from our U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian and Canadian operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2010 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $2.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2010 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $2.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of the local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2010 and 2009, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect us against significant U.K. currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of our payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to our consolidated financial statements for 2010, 2009 and 2008.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Commissions	$957.3	$912.9	$854.2
Fees	735.0	733.8	711.3
Supplemental and contingent commissions	97.6	65.0	45.7
Investment income	6.9	6.1	17.7
Gains on books of business sales and other	5.9	11.6	23.8
Revenues from clean-coal activities	65.6	0.5	—
Other - net loss	(4.1)	(0.6)	(7.7)

Total revenues	1,864.2	1,729.3	1,645.0

Compensation	1,117.5	1,068.7	996.7
Operating	354.6	331.3	382.4
Cost of revenues from clean-coal activities	64.0	—	—
Interest	34.6	28.5	28.6
Depreciation	32.3	30.6	30.0
Amortization	60.8	55.0	43.7
Change in estimated acquisition earnout payables	(2.6)	4.1	—

Total expenses	1,661.2	1,518.2	1,481.4

Earnings from continuing operations before income taxes	203.0	211.1	163.6
Provision for income taxes	39.7	78.0	52.2

Earnings from continuing operations	163.3	133.1	111.4

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	3.2	(3.8)	(45.5)
Gain (loss) on disposal of operations	—	(3.7)	12.2
Provision (benefit) for income taxes	(7.6)	(3.0)	0.8

Earnings (loss) from discontinued operations	10.8	(4.5)	(34.1)

Net earnings	$174.1	$128.6	$77.3

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.56	$1.32	$1.19
Earnings (loss) from discontinued operations	0.10	(0.04)	(0.36)

Net earnings	$1.66	$1.28	$0.83

Diluted net earnings (loss) per share:
Earnings from continuing operations	$1.56	$1.32	$1.18
Earnings (loss) from discontinued operations	0.10	(0.04)	(0.36)

Net earnings	$1.66	$1.28	$0.82

Dividends declared per common share	$1.28	$1.28	$1.28

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2010	2009
Cash and cash equivalents	$249.8	$205.9
Restricted cash	599.7	522.6
Premiums and fees receivable	750.1	693.7
Other current assets	126.4	117.8

Total current assets	1,726.0	1,540.0

Fixed assets - net	75.8	80.7
Deferred income taxes	245.2	271.1
Other noncurrent assets	181.8	177.8
Goodwill - net	883.7	742.3
Amortizable intangible assets - net	483.5	438.4

Total assets	$3,596.0	$3,250.3

Premiums payable to insurance and reinsurance companies	$1,250.3	$1,166.5
Accrued compensation and other accrued liabilities	226.5	214.7
Unearned fees	60.5	41.5
Other current liabilities	40.0	51.7
Corporate related borrowings - current	—	—

Total current liabilities	1,577.3	1,474.4

Corporate related borrowings - noncurrent	550.0	550.0
Other noncurrent liabilities	362.0	333.0

Total liabilities	2,489.3	2,357.4

Stockholders’ equity:
Common stock - issued and outstanding 108.4 shares in 2010 and 102.5 shares in 2009	108.4	102.5
Capital in excess of par value	507.8	349.1
Retained earnings	488.3	450.3
Accumulated other comprehensive earnings (loss)	2.2	(9.0)

Total stockholders’ equity	1,106.7	892.9

Total liabilities and stockholders’ equity	$3,596.0	$3,250.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Earnings from continuing operations	$163.3	$133.1	$111.4
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net loss (gain) on investments	2.5	0.9	8.5
Depreciation and amortization	93.1	85.6	73.7
Change in estimated acquisition earnout payables	(2.6)	4.1	—
Amortization of deferred compensation and restricted stock	6.6	6.2	6.9
Stock-based and other noncash compensation expense	9.0	9.9	11.4
Net change in restricted cash	(17.2)	14.6	48.9
Net change in premiums receivable	(3.4)	39.0	58.9
Net change in premiums payable	(6.8)	(83.9)	(102.3)
Net change in other current assets	(3.6)	(1.2)	(9.5)
Net change in accrued compensation and other accrued liabilities	4.0	(46.5)	(31.0)
Net change in fees receivable/unearned fees	(11.9)	(17.4)	13.6
Net change in income taxes payable	(23.0)	0.7	(10.2)
Net change in deferred income taxes	30.7	45.0	18.4
Net change in other noncurrent assets and liabilities	(7.2)	18.7	(10.1)

Net cash provided by operating activities of continuing operations	233.5	208.8	188.6
Earnings (loss) from discontinued operations	10.8	(4.5)	(34.1)
Depreciation and amortization from discontinued operations	—	—	13.7
Other non-cash items from discontinued operations	(12.5)	3.5	4.6
Net loss (gain) on disposal of discontinued operations	—	3.7	(12.2)

Net cash provided by operating activities	231.8	211.5	160.6

Cash flows from investing activities:
Net additions to fixed assets	(25.4)	(23.5)	(32.0)
Cash paid for acquisitions, net of cash acquired	(78.9)	(44.6)	(274.2)
Proceeds from sales of discontinued operations	—	0.9	33.1
Net proceeds (funding) of investment transactions	12.6	(27.4)	11.0

Net cash used by investing activities	(91.7)	(94.6)	(262.1)

Cash flows from financing activities:
Proceeds from issuance of common stock	36.7	8.3	22.6
Tax impact from issuance of common stock	1.4	(2.8)	5.2
Repurchases of common stock	(0.8)	(1.0)	(1.3)
Dividends paid	(133.5)	(127.9)	(118.5)
Borrowings on line of credit facilities	48.0	154.0	232.0
Repayments on line of credit facilities	(48.0)	(286.0)	(100.0)
Borrowings of corporate related long-term debt	—	150.0	—

Net cash (used) provided by financing activities	(96.2)	(105.4)	40.0

Net increase (decrease) in cash and cash equivalents	43.9	11.5	(61.5)
Cash and cash equivalents at beginning of year	205.9	194.4	255.9

Cash and cash equivalents at end of year	$249.8	$205.9	$194.4

Supplemental disclosures of cash flow information:
Interest paid	$34.7	$27.9	$28.6
Income taxes paid	37.6	27.7	40.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Total
Balance at December 31, 2007	92.0	$92.0	$120.2	$495.9	$7.4	$715.5
Net earnings	—	—	—	77.3	—	77.3
Net change in pension asset/liability, net of taxes of $28.7 million	—	—	—	—	(42.2)	(42.2)
Foreign currency translation, net of taxes of $2.8 million	—	—	—	—	(5.5)	(5.5)

Comprehensive earnings						29.6
Compensation expense related to stock option plan grants	—	—	11.2	—	—	11.2
Tax impact from issuance of common stock	—	—	5.2	—	—	5.2
Common stock issued in:
Twenty purchase transactions	2.8	2.8	67.2	—	—	70.0
Stock option plans	1.1	1.1	12.9	—	—	14.0
Employee stock purchase plan	0.4	0.4	8.2	—	—	8.6
Deferred compensation/restricted stock	0.1	0.1	6.8	—	—	6.9
Common stock repurchases	—	—	(1.3)	—	—	(1.3)
Cash dividends declared on common stock	—	—	—	(121.2)	—	(121.2)

Balance at December 31, 2008	96.4	96.4	230.4	452.0	(40.3)	738.5
Net earnings	—	—	—	128.6	—	128.6
Net change in pension asset/liability, net of taxes of $12.4 million	—	—	—	—	18.1	18.1
Foreign currency translation, net of taxes of $6.7 million	—	—	—	—	13.2	13.2

Comprehensive earnings						159.9
Compensation expense related to stock option plan grants	—	—	8.3	—	—	8.3
Tax impact from issuance of common stock	—	—	(2.8)	—	—	(2.8)
Common stock issued in:
Twenty-six purchase transactions	5.6	5.6	98.9	—	—	104.5
Stock option plans	0.2	0.2	1.7	—	—	1.9
Employee stock purchase plan	0.4	0.4	6.0	—	—	6.4
Deferred compensation/restricted stock	—	—	6.2	—	—	6.2
Other compensation expense	—	—	1.3	—	—	1.3
Common stock repurchases	(0.1)	(0.1)	(0.9)	—	—	(1.0)
Cash dividends declared on common stock	—	—	—	(130.3)	—	(130.3)

Balance at December 31, 2009	102.5	102.5	349.1	450.3	(9.0)	892.9
Net earnings	—	—	—	174.1	—	174.1
Net change in pension asset/liability, net of taxes of $1.7 million	—	—	—	—	2.1	2.1
Foreign currency translation, net of taxes of $3.9 million	—	—	—	—	9.1	9.1

Comprehensive earnings						185.3
Compensation expense related to stock option plan grants	—	—	7.7	—	—	7.7
Tax impact from issuance of common stock	—	—	1.4	—	—	1.4
Common stock issued in:
Twenty-nine purchase transactions	4.2	4.2	107.7	—	—	111.9
Stock option plans	1.5	1.5	29.8	—	—	31.3
Employee stock purchase plan	0.2	0.2	5.2	—	—	5.4
Deferred compensation/restricted stock	—	—	6.6	—	—	6.6
Other compensation expense	—	—	1.1	—	—	1.1
Common stock repurchases	—	—	(0.8)	—	—	(0.8)
Cash dividends declared on common stock	—	—	—	(136.1)	—	(136.1)

Balance at December 31, 2010	108.4	$108.4	$507.8	$488.3	$2.2	$1,106.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2010

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as tax-advantaged, clean-energy and other investments. We are headquartered in Itasca, Illinois, have operations in 16 countries and conduct business in more than 110 countries globally through a network of correspondent insurance brokers and consultants.

Basis of Presentation - The accompanying consolidated financial statements include our accounts and all of our majority-owned subsidiaries (50% or greater ownership). Substantially all of our investments in partially owned entities in which our ownership is less than 50% are accounted for using the equity method based on the legal form of our ownership interest and the applicable ownership percentage of the entity. However, in situations where a less than 50%-owned investment has been determined to be a variable interest entity (which we refer to as a VIE) and we are deemed to be the primary beneficiary in accordance with the variable interest model of consolidation, we will consolidate the investment into our consolidated financial statements. For partially owned entities accounted for using the equity method, our share of the net earnings of these entities is included in consolidated net earnings. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

In the preparation of our consolidated financial statements as of December 31, 2010, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

Use of Estimates - The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Revenue Recognition - Our revenues are derived from commissions, fees and investment income.

We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known.

Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions, which we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services, which we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

We deduct brokerage expense from gross revenues in our determination of our total revenues. Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by our brokerage segment. We recognize this expense in the same manner as commission revenues.

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $4.3 million and $4.6 million at December 31, 2010 and 2009, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $4.4 million and $4.2 million at December 31, 2010 and 2009, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Investment income primarily includes interest income, dividend income, net realized gains (losses), income (loss) from equity method investments, income from consolidated investments and gains on sales of operations. Interest income is accrued as it is earned. Income (loss) from equity investments represents our proportionate share of income or losses from investments accounted for using the equity method.

Claims Handling Obligations - We are obligated under certain circumstances to provide future claims handling and certain administrative services for our former global risks brokerage clients in the U.K. and former reinsurance brokerage clients in the U.K. Our obligation is the result of following the industry practice of insurance brokers to provide future claims handling and administrative services to former clients. Accordingly, a liability of $9.9 million and $9.5 million was accrued at December 31, 2010 and 2009, respectively, in the accompanying consolidated balance sheet based on the estimated costs to provide these future services to former clients. This liability is based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review (at least annually) the adequacy of this liability and will make adjustments as necessary. The portion of the claims handling obligation liability that relates to our reinsurance brokerage business has been included in discontinued operations.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance carriers. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2010.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability, in the accompanying consolidated balance sheet.

Investments - We have a management investment committee that meets four to six times per year to review the valuation of our investments. For investments that do not have quoted market prices, we use various valuation techniques to estimate fair value and proactively look for indicators of impairment. Factors that may indicate that an impairment could exist include, but are not limited to, defaults on interest and/or principal payments, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, untimely filing of financial information, significant customer or revenue loss, litigation, tax audits, losses by other companies in a similar industry, overall economic conditions, management and expert advisor changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on us for future financial support, we assess our willingness and intent to provide future funding in determining impairment.

If an indicator of impairment exists, we compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of our equity investments, we compare values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and we must perform our own valuations. This also requires us to exercise significant judgment. Even if impairment indicators exist, no impairment may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and we have no intent to sell the investment, and it is more likely than not that we will not be required to sell the investment prior to a recovery in value. When we determine the decline in fair value is other-than-temporary, and therefore an impairment is required, we record the impairment as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including the receipt of new information that can significantly change the decision about the valuation of an investment in a short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Because of the inherent risk of investments, we can make no assurances that there will not be impairments in the future should economic and other conditions change.

Premium Financing - Two subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to result in minimal potential bad debt expense to us. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.4 million and $2.5 million at December 31, 2010 and 2009, respectively.

Fixed Assets - We carry fixed assets at cost, less accumulated depreciation, in the accompanying consolidated balance sheet. We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference. Depreciation for fixed assets is computed using the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment	Three to five years
Furniture and fixtures	Three to ten years
Office equipment	Three to ten years
Software	Three to five years
Leasehold improvements	Shorter of the lease term or useful life of the asset

Intangible Assets - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, expiration lists or non-compete agreements. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. Allocation of intangible assets between goodwill, expiration lists and non-compete agreements and the determination of estimated useful lives are based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2010 and 2008, we wrote off $2.3 million and $2.7 million, respectively, of amortizable intangible assets related to prior acquisitions of our brokerage segment. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Income Taxes - Our tax rate reflects the statutory tax rates applicable to our taxable earnings and tax planning in the various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We evaluate our tax positions using a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the position. If a tax position does not meet the “more likely than not” recognition threshold, we do not recognize the benefit of that position in the financial statements. The second step is measurement. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a likelihood of greater than 50% of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes.

Tax law requires certain items to be included in our tax returns at different times than such items are reflected in the financial statements. As a result, the annual tax expense reflected in our consolidated statements of earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2010 and 2009, approximate fair value because of the short-term duration of these instruments. See Note 4 to our consolidated financial statements for the fair values related to the establishment of intangible assets and earnout payables. See Note 8 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2010 and 2009 under our debt agreements. See Note 15 to our consolidated financial statements for the fair values related to investments at December 31, 2010 and 2009 under our defined benefit pension plan.

Litigation - We are subject to various legal actions related to claims, lawsuits and proceedings incident to the nature of our business. We record liabilities for loss contingencies, including legal costs (such as fees and expenses of external lawyers and other service providers) to be incurred, when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. We do not discount such contingent liabilities. To the extent recovery of such losses and legal costs is probable under our insurance programs, we record estimated recoveries concurrently with the losses recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess our potential liability, we analyze our litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of different factors, including new developments in, or changes in approach, such as changing the settlement strategy as applicable to each matter.

Stock-Based Compensation - We use the modified-prospective method to account for share-based payments made to employees. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. We use the alternative transition method to determine the accounting of the income tax effects of payments made related to stock-based compensation.

Accounting guidance issued in 2006 related to share-based payments requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, our accounting policy for 2007 and future stock option grants is to recognize compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted. Stock options granted after May 15, 2007 no longer contain an accelerated vesting upon retirement provision.

Defined Benefit Pension and Other Postretirement Plans - We recognize in our consolidated balance sheet, an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Notes 15 and 16 to our consolidated financial statements for additional information required to be disclosed related to our defined benefit postretirement plans.

2.	Effect of New Accounting Pronouncements

Revenue	Arrangements with Multiple Deliverables

In 2009, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (which we refer to as ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (which we refer to as ASC) 605-25.

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

The revised multiple-element revenue arrangements guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. We evaluated ASU 2009-13 and determined that the adoption of this guidance will not have any impact on our consolidated financial statements and notes thereto.

Consolidation of Variable Interest Entities

In 2009, the FASB issued an amendment to the consolidation rules applicable to VIEs, which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from existing guidance and (2) responds to concerns about the application of certain key provisions in existing guidance, including concerns over the transparency of information disclosed with respect to an enterprise’s involvement with VIEs.

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

•	Require continuous assessments of whether an enterprise is the primary beneficiary of a VIE; and

•	Require enhanced disclosures about an enterprise’s involvement with a VIE.

These amendments were effective as of the beginning of an enterprise’s first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Thus, these amendments were effective for us beginning on January 1, 2010. The adoption of these amendments did not have any impact on our consolidated financial statements or notes thereto.

Business Combinations

In 2007, the FASB issued revised accounting guidance for business combinations. The primary requirements of the revised guidance are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target entity. As a consequence, the step acquisition model has been eliminated;

•

Contingent consideration arrangements (i.e., potential earnout obligations) will be measured at fair value at the acquisition date and included on that basis in the recorded purchase price consideration. The concept of recognizing contingent consideration at a later date, when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable; and

•	All transaction costs are expensed as incurred.

The revised guidance was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Accordingly, effective January 1, 2009, we adopted the revised guidance on a prospective basis to account for our acquisitions, which includes the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of our acquisitions from 2009 and into the future, whose purchase agreements contain such provisions. We record subsequent changes in the estimated earnout obligations in our consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon the estimated future operating results of the acquired entities. For acquisitions made prior to January 1, 2009, such obligations were not included in the purchase price recorded for each applicable acquisition at the acquisition date because such obligations are not fixed and determinable. We generally record future payments made under these 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled, which have no impact on the amounts reported in our consolidated statement of earnings. See Note 4 to our consolidated financial statements for additional discussion on purchase accounting related to our acquisitions.

Historically, we have not incurred a material amount of external transaction costs related to our acquisitions. However, when we have incurred such costs, we capitalized these costs as part of our purchase accounting. Effective January 1, 2009, we expense all external transaction costs related to our acquisitions as incurred.

3.	Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying balance sheet and the related funding commitments (in millions):

	December 31, 2010		December 31, 2009 Assets
	Assets	Funding Commitments
Clean-coal related ventures	$20.4	$—	$29.8
Biomass energy venture	0.4	—	8.5
Other investments	2.0	1.3	7.4

Total	$22.8	$1.3	$45.7

Clean-Coal Related Ventures

We own portions of various clean-coal production operations and two early-stage clean-coal ventures, all of which have been deemed to be VIEs.

Eight Clean-Coal Operations - We incurred capital expenditures totaling $31.4 million to build eight commercial clean-coal production operations, and placed each into service in December 2009 at several coal-fired power plants. These operations apply certain chemicals and technologies licensed from Chem-Mod, LLC (which we refer to as Chem-Mod) (as discussed below) to coal feedstock which, when mixed, reduce harmful emissions. We sold portions of our ownership in six of these operations, which reduced our net investment in the operations to $22.3 million, and recognized a $4.8 million net pretax gain in first quarter 2010. We are currently seeking other utilities to purchase the coal produced by the two remaining operations and additional partners to invest in the operations.

These operations have been determined to be VIEs. For the first two months of 2010, we were required to consolidate the operating results of these operations because of our majority ownership position. Effective March 1, 2010, we sold a portion of our ownership interests in six of these operations. The membership agreements for each of these operations requires the unanimous consent of the owners for every action that would denote control, which eliminated the requirement for us to consolidate these operations. These six operations are now accounted for using equity method accounting. At December 31, 2010, total assets and total liabilities of these six operations were approximately $39.0 million and $7.0 million, respectively. At December 31, 2010, total revenues and expenses were $572.0 million and $609.0 million, respectively. We fund our portion of the obligations for each operation in accordance with the respective membership agreements. There are no additional debts or other obligations that we are committed to fund related to these operations. We continue to consolidate the remaining two operations.

Chem-Mod Clean-Coal Venture - At December 31, 2010, we held a 42% interest in Chem-Mod’s United States and Canadian operations and 20% of other operations. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technology it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. We believe that the application of The Chem-Mod™ Solution will qualify for refined coal tax credits under Internal Revenue Code Section 45 (which we refer to as IRC Section 45).

Chem-Mod has been determined to be a VIE. We are deemed to be the primary beneficiary based on the level of control we exert on the operations of Chem-Mod, and therefore have been required to consolidate this investment into our consolidated financial statements since third quarter 2008. At December 31, 2010, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $1.5 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

C-Quest Clean-Coal Venture - On April 15, 2010, we purchased an additional 3% interest in the global operations of C-Quest Technology LLC (which we refer to as C-Quest) for $1.5 million, which was subsequently written-off under equity method accounting. At December 31, 2010, we held an 8% interest in C-Quest’s global operations and the carrying value of our investment in C-Quest was zero. We also have options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we are not required to consolidate this investment into our consolidated financial statements.

Biomass Energy Ventures

We have made investments in various biomass energy ventures. At December 31, 2010, our remaining investment of $0.4 million consisted of a 13.4% equity interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell gas biogas.

Venture Capital Funds and Other

At December 31, 2010 our remaining investments of $2.0 million consisted of three venture capital funds totaling $1.5 million, a 20% interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of the eighteen ventures discussed above, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over the respective operations. At December 31, 2010, total assets and total debt of these fourteen ventures were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at December 31, 2010, which equaled the net aggregate carrying value of these investments.

Significant components of investment income and other gains (losses) were as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Brokerage and risk management segments:
Investment income	$6.9	$6.1	$17.7
Gains on books of business sales and other	5.9	11.6	23.8

Total brokerage and risk management segments	12.8	17.7	41.5

Corporate segment:
Revenues from clean-coal activities:
Revenue from consolidated clean-coal production facilities	62.7	—	—
Royalty income from clean-coal licenses	3.2	0.5	—
Loss from unconsolidated clean-coal production facilities	(0.3)	—	—

	65.6	0.5	—

Other - net revenue (loss):
Realized losses	(1.5)	—	(6.3)
Other net revenues	—	—	3.0
Gain (loss) from equity ownership	1.2	0.4	(2.5)
Gain on the sale of IRC Section 45 operations and a former coal production site	4.8	—	3.9
Net loss on sale, write-off, dispositions, recoveries, impairment and other	(8.6)	(1.0)	(5.8)

	(4.1)	(0.6)	(7.7)

Total corporate segment	61.5	(0.1)	(7.7)

Total investment income and other	$74.3	$17.6	$33.8

4.	Business Combinations

During 2010, we acquired policy renewal rights and substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Securitas Re
February 12, 2010	—	$—	$1.0	$0.3	$—	$—	$1.3	$—
Winn & Company Insurance Brokers, Inc.
March 1, 2010	121	2.7	1.0	—	0.4	1.0	5.1	2.3
Policy renewal rights from First City Partnership Ltd. (FCP)
April 1, 2010	456	11.8	12.7	—	—	2.9	27.4	5.6
Risk & Reward Group (RRG)
May 28, 2010	—	—	5.9	—	—	1.8	7.7	4.7
Bowen, Miclette, Britt & Merry of Arkansas, Inc.
May 1, 2010	52	1.2	—	—	0.1	0.1	1.4	0.3

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Joseph James & Associates Insurance Agency, Inc.
June 1, 2010	152	3.8	1.1	—	0.1	2.3	7.3	5.0
Benefits Unlimited, Inc.
July 31, 2010	99	2.3	1.5	—	0.2	4.0	8.0	6.4
The Old Greenwich Consulting Group, LLC (OGC)
September 1, 2010	317	7.6	2.6	—	0.3	6.3	16.8	8.0
GAB Robins North America Inc. & its subsidiary MedInsights, Inc. (GAB)
October 1, 2010	—	—	16.0	4.0	—	—	20.0	—
Behnke & Co., Inc. (BCI)
November 1, 2010	513	13.5	5.7	—	0.8	3.5	23.5	6.0
Premier Risk Services, Inc.
November 1, 2010	—	—	1.8	—	0.2	0.8	2.8	1.3
Herbruck, Alder & Company (HAC)
December 1, 2010	476	13.5	4.7	—	0.5	3.3	22.0	11.4
Aviation Insurance Holdings, Inc. (AIH)
December 1, 2010	243	6.2	—	—	1.0	2.3	9.5	9.5
Continental Excess & Surplus, Inc. & its affiliate, All Risk/CESI, LLC
December 1, 2010	94	2.5	1.0	—	0.3	—	3.8	—
Tribeca Strategic Advisors, LLC (TSA)
December 31, 2010	382	11.3	2.6	—	1.5	2.6	18.0	7.3
Four other acquisitions completed in 2010	123	3.0	0.9	—	0.2	1.5	5.6	2.7

	3,028	$79.4	$58.5	$4.3	$5.6	$32.4	$180.2	$70.5

In October 2008, we acquired a 40% equity interest in Specialised Broking Associates Pty Ltd (which we refer to as SBA) with the option to increase our ownership to 100%. SBA provides property/casualty brokerage services to Australian and other international clients. Effective July 1, 2010, we acquired the remaining 60% equity interest in SBA for $14.3 million in cash, of which $1.4 million is held in escrow. The carrying value of our 40% ownership interest in SBA was $6.5 million as of the acquisition date. SBA’s acquisition date balance sheet included current assets of $6.5 million, current liabilities of $6.4 million and non-current liabilities of $3.1 million. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date for SBA was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $13.3 million, $10.3 million and $0.2 million, respectively. We recognized a gain of $2.7 million and recorded a corresponding amount of additional goodwill for the increase in fair value of our original 40% equity interest in SBA upon the acquisition of the remaining 60% equity interest. We determined the fair value of our original 40% equity interest in SBA by allocating, on a pro rata basis, the fair value of 100% of the SBA entity as adjusted for the prior non-controlling ownership position. We determined the fair value of 100% of the SBA entity using the valuation techniques discussed below.

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the respective purchase agreement related to each applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. During 2010 and 2009, we recognized $6.2 million and $4.1 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2010 and 2009 acquisitions. In addition, during 2010 we recognized $8.8 million of income related to net adjustments in the estimated fair market value of earnout obligations related to revised projections of future performance for 11 acquisitions. The aggregate amount of maximum earnout obligations related to the 2010 and 2009 acquisitions was $211.8 million, of which $87.6 million was recorded in the consolidated balance sheet as of December 31, 2010 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at the acquisition date because such obligations are not fixed and determinable. We will generally record future payments made under these 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2010 was $169.4 million related to acquisitions we made from 2006 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	FCP	OGC	GAB	BCI	HAC	AIH	TSA	Twelve Other Acquisitions	Total
Current assets	$27.8	$0.1	$55.1	$1.5	$0.3	$9.1	$0.4	$11.5	$105.8
Fixed assets	0.5	—	0.5	—	—	—	—	0.7	1.7
Noncurrent assets	2.8	—	—	—	—	—	—	—	2.8
Goodwill	14.0	9.9	7.4	15.6	9.8	6.1	8.3	25.2	96.3
Expiration lists	7.1	6.7	20.1	7.3	12.0	7.3	9.2	18.4	88.1
Non-compete agreements	0.3	0.1	0.2	0.2	0.1	0.1	0.1	0.3	1.4

Total assets acquired	52.5	16.8	83.3	24.6	22.2	22.6	18.0	56.1	296.1
Current liabilities	24.3	—	63.1	1.1	0.2	10.1	—	11.4	110.2
Noncurrent liabilities	0.8	—	0.2	—	—	3.0	—	1.7	5.7

Total liabilities assumed	25.1	—	63.3	1.1	0.2	13.1	—	13.1	115.9

Total net assets acquired	$27.4	$16.8	$20.0	$23.5	$22.0	$9.5	$18.0	$43.0	$180.2

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $104.9 million, $78.3 million and $1.4 million, respectively, within the brokerage segment and in the amounts of $7.4 million, $20.1 million and $0.2 million, respectively, within the risk management segment.

Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market based rates of return and reflects the risk of the asset relative to the acquired business. The fair value of non-compete agreements was established using the profit differential method, which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $98.4 million of expiration lists and $1.6 million of non-compete agreements related to the 2010 acquisitions, $22.9 million and $0.3 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $7.8 million, and a corresponding amount of goodwill, in 2010 related to the nondeductible amortizable intangible assets.

During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $26.7 million. During 2009, we issued 1.4 million shares of our common stock, paid $6.0 million in cash and accrued $11.9 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $41.9 million. During 2009, we also issued 1.1 million shares of our common stock related to an acquisition made in December 2008 and recorded in our consolidated financial statements as of December 31, 2008. During 2008, we issued 18,000 shares of our common stock, paid $20.1 million in cash and accrued $5.2 million in liabilities related to earnout obligations of 13 acquisitions made prior to 2008 and recorded additional goodwill of $23.5 million.

Our consolidated financial statements for the year ended December 31, 2010 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2009 (in millions, except per share data):

	Year Ended December 31,
	2010	2009
Total revenues	$1,953.1	$1,880.7
Earnings from continuing operations	166.8	139.7
Basic earnings from continuing operations per share	1.56	1.35
Diluted earnings from continuing operations per share	1.56	1.35

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2009, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2010 totaled approximately $145.1 million.

5.	Discontinued Operations

We recorded the following related to our discontinued operations (in millions):

	Year Ended December 31,
	2010	2009	2008
Gain on Disposal of Operations
Cash proceeds from sale	$—	$0.9	$33.1
Estimated additional sale proceeds to be received (written-off)	—	(4.5)	5.0
Book value of net assets sold, principally goodwill and other intangible assets	—	(0.1)	(20.0)
Severance and other compensation costs	—	—	(5.9)

Gain (loss) on disposal of operations	—	(3.7)	12.2

Loss from Discontinued Operations Before Income Taxes
Write-off of goodwill related to Irish wholesale brokerage operation	—	—	(13.0)
Severance and other compensation costs	—	—	(14.3)
Accrual of service obligations costs for accounts not sold	—	—	(4.9)
Reversal (write-off) of fixed assets and lease costs	4.0	(3.5)	(10.1)
Other	(0.8)	(0.3)	(3.2)

Earnings (loss) from discontinued operations before income taxes	3.2	(3.8)	(45.5)
Benefit for income taxes	(7.6)	(3.0)	(0.8)

Earnings (loss) from discontinued operations	$10.8	$(4.5)	$(34.1)

In the accompanying consolidated statement of earnings, the revenues and expenses of these operations have been reclassified from continuing operations to discontinued operations for all periods presented. In our previously reported financial information, the operating results for these discontinued operations were included in the brokerage segment. Total revenues reclassified to discontinued operations for 2008 were $10.3 million. No such revenues were included in discontinued operations for 2010 or 2009.

The assets and liabilities included in the accompanying December 31, 2010 and 2009 consolidated balance sheet related to these discontinued operations were as follows (in millions):

	December 31,
	2010	2009
Cash and restricted cash	$3.0	$0.3
Other noncurrent assets	5.3	12.9

Total assets	$8.3	$13.2

Premiums payable to insurance and reinsurance companies	$0.2	$0.2
Other current liabilities	1.4	1.0
Noncurrent liabilities	6.7	12.0

Total liabilities	$8.3	$13.2

6.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2010	2009
Office equipment	$11.2	$12.2
Furniture and fixtures	66.8	68.3
Computer equipment	82.7	76.0
Leasehold improvements	41.1	39.6
Software	73.7	61.0
Other	2.0	2.4

	277.5	259.5
Accumulated depreciation	(201.7)	(178.8)

Net fixed assets	$75.8	$80.7

7.	Intangible Assets

The carrying amount of goodwill at December 31, 2010 and 2009 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2010
United States	$806.8	$16.9	$—	$823.7
Foreign, principally Australia, Canada and the U.K.	59.8	0.2	—	60.0

Total goodwill - net	$866.6	$17.1	$—	$883.7

At December 31, 2009
United States	$709.5	$9.5	$—	$719.0
Foreign, principally Australia, Canada and the U.K.	23.1	0.2	—	23.3

Total goodwill - net	$732.6	$9.7	$—	$742.3

The changes in the carrying amount of goodwill for 2010 and 2009 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2009	$586.7	$9.7	$—	$596.4
Goodwill acquired during the year	61.9	—	—	61.9
Goodwill related to earnouts recognized during the year	41.9	—	—	41.9
Adjustments related to independent appraisals and other adjustments for prior acquisitions	40.4	—	—	40.4
Foreign currency translation adjustments during the year	1.7	—	—	1.7

Balance as of December 31, 2009	732.6	9.7	—	742.3
Goodwill acquired during the year	104.9	7.4	—	112.3
Goodwill related to earnouts recognized during the year	26.7	—	—	26.7
Foreign currency translation adjustments during the year	2.4	—	—	2.4

Balance as of December 31, 2010	$866.6	$17.1	$—	$883.7

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2010	2009
Expiration lists	$699.1	$594.8
Accumulated amortization - expiration lists	(225.8)	(166.6)

	473.3	428.2

Non-compete agreements	23.8	22.2
Accumulated amortization - non-compete agreements	(19.7)	(18.4)

	4.1	3.8

Trade name	8.3	7.9
Accumulated amortization - trade name	(2.2)	(1.5)

	6.1	6.4

Net amortizable assets	$483.5	$438.4

Estimated aggregate amortization expense for each of the next five years is as follows:

2011	$64.9
2012	62.1
2013	60.6
2014	58.6
2015	55.6

Total	$301.8

8.	Credit and Other Debt Agreements

Note Purchase Agreement - We are a party to an amended and restated note purchase agreement dated as of December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year. In connection with entering into this note purchase agreement, we incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

We are also a party to a note purchase agreement dated as of November 30, 2009, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement. These notes require semi-annual payments of interest that are due in May and November of each year.

Under the terms of the note purchase agreements, we may redeem the notes at any time, in whole or in part, at 100% of the principal amount of such notes being redeemed, together with accrued and unpaid interest and a “make-whole amount”. The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on the U.S. Treasury yield plus 0.5% and is designed to compensate the purchasers of the notes for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the notes. We do not currently intend to prepay the notes.

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2010. The note purchase agreements provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement - On July 15, 2010, we entered into an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. The Credit Agreement replaced a $450.0 million unsecured revolving credit facility (that was scheduled to expire on October 4, 2010), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the prior facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement. We incurred no early termination fees in connection with replacing the prior facility.

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million.

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars will be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars are based on an adjusted London Interbank Offered Rate, as defined in the Credit Agreement, plus a margin of 1.45%, 1.65%, 1.85% or 2.00%, depending on the financial leverage ratio we maintain. Interest rates on swing loans are based, at our election, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is either .30%, .35%, .40% or .50% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio we maintain. In connection with entering into the Credit Agreement, we incurred approximately $3.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over the term of the Credit Agreement.

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2010. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2010, $16.1 million of letters of credit (for which we had $8.2 million of liabilities recorded at December 31, 2010) were outstanding under the Credit Agreement. See Note 17 to our consolidated financial statements for a discussion of the letters of credit. No borrowings were outstanding under the Credit Agreement at December 31, 2010. Accordingly, at December 31, 2010, $483.9 million remained available for potential borrowings, of which $58.9 million may be in the form of additional letters of credit.

The following is a summary of our corporate debt (in millions):

	December 31,
	2010	2009
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50.0 million due in 2016, 2018 and 2019	150.0	150.0

Total Note Purchase Agreements	550.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	—

	$550.0	$550.0

The fair value of the $550.0 million in debt under the note purchase agreements at December 31, 2010 was $610.6 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes.

See Note 17 to our consolidated financial statements for additional discussion on commitments and contingencies.

9.	Capital Stock

Capital Stock - The table below summarizes certain information about our capital stock at December 31, 2010 and 2009 (in millions, except par value data):

Class	Par Value	Authorized Shares
Preferred stock	No par	1
Common stock	$1.00	400

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2010	2009	2008
Earnings from continuing operations	$163.3	$133.1	$111.4
Earnings (loss) from discontinued operations	10.8	(4.5)	(34.1)

Net earnings	$174.1	$128.6	$77.3

Weighted average number of common shares outstanding	104.8	100.5	93.8
Dilutive effect of stock options using the treasury stock method	0.3	0.1	0.4

Weighted average number of common and common equivalent shares outstanding	105.1	100.6	94.2

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.56	$1.32	$1.19
Earnings (loss) from discontinued operations	0.10	(0.04)	(0.36)

Net earnings	$1.66	$1.28	$0.83

Diluted net earnings (loss) per share
Earnings from continuing operations	$1.56	$1.32	$1.18
Earnings (loss) from discontinued operations	0.10	(0.04)	(0.36)

Net earnings	$1.66	$1.28	$0.82

Options to purchase 9.2 million, 12.5 million and 11.3 million shares of our common stock were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

11.	Stock Option Plans

Long-Term Incentive Plan

On May 12, 2009, our stockholders approved the 2009 Long-Term Incentive Plan (which we refer to as the LTIP). The LTIP term began May 12, 2009 and it terminates on the date of the first annual meeting of stockholders to occur on or after the fifth anniversary of its effective date, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors and persons expected to become our officers, employees or non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

As of the effective date of the plan, 3.0 million shares of our common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or any of the predecessor plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by us to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

Shares of our common stock available for issuance under the plan include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $1.5 million.

The LTIP provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified options. The compensation committee determines the period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise (subject to withholding taxes), cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock or through a cashless exercise arrangement. The compensation committee determines all of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason. Stock option and stock appreciation right awards under the plan are non-transferable.

In addition to any discretionary stock options granted under the LTIP, each non-employee director is eligible to receive all or part of his or her annual retainer in the form of stock options, in lieu of cash. An option granted in lieu of a cash retainer will have an exercise price per share equal to the fair market value of a share of our common stock on the date the option is granted. The number of shares of common stock subject to each such option grant has a fair market value as of the date of the grant equal to a multiple of the forgone retainer. The board of directors determines the multiple from time to time based on the Black-Scholes model. We calculate the number of shares by multiplying the forgone cash retainer amount by the designated multiple, and then dividing that amount by the value of a share of common stock on the date of grant. Such options become exercisable in equal installments over the four quarters succeeding the date of grant and remain exercisable until the seventh anniversary of the date of grant.

On March 2, 2010, the compensation committee granted 858,000 options to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

Prior Stock Option Plans

Prior to 2009, we issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. Under the expired plans, we granted both incentive and nonqualified stock options to our officers and key employees. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the nonqualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or provide for accelerated vesting to 100% in the event of death, disability or retirement (if the retirement eligible age requirement is met). Options granted prior to 2009 expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met).

On March 5, 2008, the compensation committee granted 653,000 options to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. On May 13, 2008, the compensation committee granted 265,000 options to our officers and key employees that become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. These options expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met).

In addition to the plans discussed above, we have a non-employee directors’ stock option plan, under which, in 2007 and prior years, discretionary options were granted at the direction of the compensation committee and retainer options were granted in lieu of the directors’ annual retainer. Discretionary options are exercisable at rates determined by the compensation committee on the date of grant. Retainer options are cumulatively exercisable at the rate of 25% of the total retainer option at the end of each full fiscal quarter following the date of grant. Options granted under the non-employee directors’ plan provide for accelerated vesting to 100% on the termination of the director.

Other Information

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During 2010, 2009 and 2008, we recognized $7.9 million, $8.6 million and $9.8 million, respectively, of compensation expense related to our stock option plans.

For purposes of expense recognition in 2010, 2009 and 2008, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	5.0%	4.0%	4.0%
Expected risk-free interest rate	2.8%	3.0%	3.0%
Volatility	27.1%	27.3%	25.7%
Expected life (in years)	6.1	7.0	5.6

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and director stock options. The weighted average fair value per option for all options granted during 2010, 2009 and 2008, as determined on the grant date using the Black-Scholes option pricing model, was $3.90, $4.19 and $4.24, respectively.

The following is a summary of our stock option activity and related information for 2010, 2009 and 2008 (in millions, except exercise price data):

Year Ended December 31, 2010	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	13.4	$26.26
Granted	0.9	24.24
Exercised	(1.5)	20.75
Forfeited or canceled	(0.3)	28.52

Ending balance	12.5	$26.71	3.68	$33.4

Exercisable at end of year	8.2	$26.92	3.09	$20.8

Ending vested and expected to vest	12.5	$26.71	3.67	$33.2

Year Ended December 31, 2009
Beginning balance	13.7	$26.20
Granted	0.1	21.28
Exercised	(0.2)	15.05
Forfeited or canceled	(0.2)	26.73

Ending balance	13.4	$26.26	4.07	$4.2

Exercisable at end of year	8.6	$26.10	3.41	$3.7

Ending vested and expected to vest	13.4	$26.26	4.07	$4.2

Year Ended December 31, 2008
Beginning balance	14.7	$25.36
Granted	0.9	24.43
Exercised	(1.1)	12.90
Forfeited or canceled	(0.8)	26.90

Ending balance	13.7	$26.20	5.02	$16.5

Exercisable at end of year	7.5	$25.91	4.14	$11.4

Ending vested and expected to vest	13.6	$26.19	5.01	$16.4

Options with respect to 1.8 million shares (less any shares of restricted stock issued under the LTIP - see Note 13 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2010.

The total intrinsic value of options exercised during 2010, 2009 and 2008 amounted to $7.8 million, $0.9 million and $13.7 million, respectively. At December 31, 2010, we had approximately $22.3 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately 4 years.

Other information regarding stock options outstanding and exercisable at December 31, 2010 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11	-	$24.13	2.7	4.37	$23.28	1.3	$22.68
24.58	-	26.50	3.4	2.27	25.57	2.7	25.62
26.55	-	27.25	2.6	4.47	27.20	1.6	27.19
27.35	-	29.42	2.9	4.26	29.08	1.9	29.10
29.45	-	36.94	0.9	2.89	32.57	0.7	32.67

$1.11	-	$36.94	12.5	3.68	$26.71	8.2	$26.92

12.	Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under the provisions of the plan, we contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions of stock contributions from the plan, except for accumulated non-invested dividends, are made in the form of our common stock and all distributions of cash contributions are distributed in cash.

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. We record the unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2010, 2009 and 2008, we charged $1.4 million, $1.9 million and $2.5 million, respectively, to compensation expense related to this plan. During 2010, 2009 and 2008, 40,000 shares, 28,000 shares and 67,000 shares of our common stock were vested and distributed to employees under this plan, with an aggregate fair value of $1.0 million, $0.6 million and $1.7 million, respectively. At December 31, 2010, and 2009, we recorded $8.1 million (related to 646,000 shares) and $9.5 million (related to 685,000 shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at December 31, 2010 and 2009 was $18.8 million and $15.4 million, respectively.

In first quarter 2010, 2009 and 2008, the compensation committee approved $5.9 million, $5.5 million and $5.0 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2010, 2009 and 2008, respectively. The fair value of the funded cash award assets at December 31, 2010 and 2009 was $21.1 million and $13.3 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During 2010, 2009 and 2008, we charged $2.7 million, $1.9 million and $1.5 million, respectively, to compensation expense related to these awards. During 2010, 2009 and 2008, cash and equity awards with an aggregate fair value of $1.1 million, $1.1 million and $0.2 million, respectively, were vested and distributed to employees under this plan.

13.	Restricted Stock and Cash Awards

Restricted Stock Awards

As disclosed in Note 11 to our consolidated financial statements, our stockholders approved the LTIP on May 12, 2009. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have reached age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At December 31, 2010, 365,000 shares were available for grant under the LTIP for such awards.

Prior to May 12, 2009, we had a restricted stock plan for our directors, officers and certain other employees, which was superseded by the LTIP. Under the provisions of that plan, we were authorized to issue 4.0 million restricted shares or related stock units of our common stock. The compensation committee was responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of our common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with us for a period of time after the date the award is granted. The compensation committee determined each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award.

In 2010, 2009 and 2008, we granted 214,000, 238,000 and 285,000 shares, respectively, of our common stock to employees under the LTIP or restricted stock plan, as applicable, with an aggregate fair value of $5.2 million, $4.0 million and $6.9 million, respectively, at the date of grant.

The 2010, 2009 and 2008 restricted stock awards (consisting of restricted shares or restricted stock units) vest as follows: 185,000 shares granted in first quarter 2010, 199,000 shares granted in first quarter 2009 and 176,000 shares granted in first quarter 2008 vest in full based on continued employment through March 3, 2014, March 4, 2013 and March 5, 2012, respectively, while the other 2010, 2009 and 2008 restricted stock awards generally vest annually on a pro rata basis. The vesting periods of the 2010, 2009 and 2008 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2010	2009	2008
One year	12,000	16,000	—
Two years	17,000	4,000	—
Three years	—	—	66,000
Four years	187,000	199,000	176,000
Five years	—	7,000	43,000
Ten years	—	12,000	—

Total shares granted	216,000	238,000	285,000

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2010, 2009 and 2008, we charged $5.2 million, $4.3 million and $4.4 million, respectively, to compensation expense related to restricted stock awards granted in 2005 through 2010. At December 31, 2010 and 2009, we recorded $2.1 million (related to 188,000 shares) and $3.4 million (related to 251,000 shares), respectively, of unearned restricted stock outstanding as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at December 31, 2010 and 2009 was $23.9 million and $16.1 million, respectively.

Cash Awards

On March 5, 2008, pursuant to a Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $14.6 million in the aggregate to our officers and key employees that are denominated in units (616,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITA (as defined in the Program) growth achieved. At the end of the performance period, eligible employees will be granted an amount of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2008 provisional award fully vested based on continuous employment through January 1, 2011. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2010, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2011. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. Based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program. We did not recognize any compensation expense during 2010, 2009 or 2008 related to this provisional award.

On March 4, 2009, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to our officers and key employees that are denominated in units (1.3 million units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2009 provisional award are similar to the terms discussed above for the 2008 provisional award. However, the units granted for the 2009 provisional award will fully vest based on continuous employment through January 1, 2012. We did not recognize any compensation expense during 2009 related to this provisional award. Based on our performance for 2009, we granted 1.2 million units under the Program in first quarter 2010 that will fully vest on January 1, 2012. During 2010, we charged $13.8 million to compensation expense related to this grant.

During 2009, $2.3 million was charged to compensation expense related to granted units for the 2007 provisional award under the Program that fully vested on January 1, 2010. During 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

On March 2, 2010, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to our officers and key employees that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award are similar to the terms discussed above for the 2008 provisional award. However, any granted for the 2010 provisional award will fully vest based on continuous employment through January 1, 2013 and the provisional cash award units are based on EBITAC growth achieved (as defined in the Program). We did not recognize any compensation expense during 2010 related to this provisional award. Based on our performance for 2010, we do not expect to grant any units in 2011 related to the 2010 provisional award under the Program.

14.	Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. Effective January 1, 2009, the ESPP was amended such that eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Prior to January 1, 2009, eligible employees were able to contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 85% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. For all periods prior to January 1, 2009, we recognized compensation expense related to the common stock issued under the ESPP. Effective January 1, 2009, we no longer recognize any compensation expense related to the common stock issued under the ESPP. Currently, 1.3 million shares of our common stock are reserved for future issuance under the ESPP.

The 2010, 2009 and 2008 ESPP information is as follows (in millions, except per share and share data):

	1st	2nd	3rd	4th	Total
2010
Fair market value per share at date of purchase	$24.55	$24.38	$26.37	$29.08
Purchase price per share	$21.21	$23.16	$23.17	$24.85
Shares issued	116,000	66,000	60,000	53,000	295,000
Aggregate purchase price	$2.5	$1.5	$1.4	$1.3	$6.7
Stock compensation expense recognized	$—	$—	$—	$—	$—

2009
Fair market value per share at date of purchase	$17.00	$21.34	$24.37	$22.51
Purchase price per share	$16.15	$16.02	$20.28	$21.38
Shares issued	146,000	89,000	64,000	58,000	357,000
Aggregate purchase price	$2.4	$1.4	$1.3	$1.3	$6.4
Stock compensation expense recognized	$—	$—	$—	$—	$—

2008
Fair market value per share at date of purchase	$23.62	$24.10	$25.66	$25.91
Purchase price per share	$20.08	$20.49	$20.72	$21.40
Shares issued	164,000	94,000	87,000	75,000	420,000
Aggregate purchase price	$3.3	$1.9	$1.8	$1.6	$8.6
Stock compensation expense recognized	$0.6	$0.3	$0.4	$0.3	$1.6

15.	Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2010 and 2009. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2010	2009
Change in pension benefit obligation:
Benefit obligation at beginning of year	$206.7	$201.1
Service cost	0.4	0.4
Interest cost	11.7	11.4
Net actuarial (gain) loss	7.7	(0.6)
Benefits paid	(6.5)	(5.6)

Benefit obligation at end of year	$220.0	$206.7

Change in plan assets:
Fair value of plan assets at beginning of year	$179.2	$145.0
Actual return on plan assets	20.5	35.8
Contributions by Gallagher	6.5	4.0
Benefits paid	(6.5)	(5.6)

Fair value of plan assets at end of year	$199.7	$179.2

Funded status of the plan (underfunded)	$(20.3)	$(27.5)

	Year Ended December 31,
	2010	2009
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(20.3)	$(27.5)
Accumulated other comprehensive loss - net actuarial loss	35.3	36.4

Net amount included in retained earnings	$15.0	$8.9

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Net periodic pension cost (earnings):
Service cost	$0.4	$0.4	$0.4
Interest cost on benefit obligation	11.7	11.4	11.1
Expected return on plan assets	(13.4)	(11.2)	(15.6)
Amortization of net loss	1.6	4.0	—

Net periodic benefit cost (earnings)	0.3	4.6	(4.1)

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	0.6	(25.2)	71.4
Amortization of net loss	(1.6)	(4.0)	—

Total recognized in other comprehensive (earnings) loss	(1.0)	(29.2)	71.4

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$(0.7)	$(24.6)	$67.3

Estimated amortization for the following year:
Amortization of net loss	$1.6	$1.7	$4.9

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2010	2009
Discount rate	5.50%	5.75%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2010	2009	2008
Discount rate	5.75%	5.75%	6.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	8.00%

The following benefit payments are expected to be paid by the plan (in millions):

2011	$7.3
2012	8.0
2013	8.6
2014	9.5
2015	10.4
Years 2016 to 2020	63.5

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2010	2009
Equity securities	67.0%	66.0%
Debt securities	27.0%	28.0%
Real estate	6.0%	6.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2010 and 2009. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy:

	December 31,
Fair Value Hierarchy	2010	2009
Level 1	$—	$—
Level 2	119.1	106.7
Level 3	80.6	72.5

Total fair value	$199.7	$179.2

The plan’s Level 2 assets consist of ownership interests in various pooled separate accounts within a life insurance carrier’s group annuity contract. The fair value of the pooled separate accounts is determined based on the net asset value of the respective funds, which is obtained from the carrier and determined each business day with issuances and redemptions of units of the funds made based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset values provided by the carrier. There are no restrictions as to the plan’s ability to redeem its investment at the net asset value of the respective funds as of the reporting date. The plan’s Level 3 assets consist of pooled separate accounts within another life insurance carrier’s annuity contracts for which fair value has been determined by an independent valuation. Due to the nature of these annuity contracts, our management makes assumptions to determine how a market participant would price these Level 3 assets. In determining fair value, the future cash flows to be generated by the annuity contracts were estimated using the underlying benefit provisions specified in each contract, market participant assumptions and various actuarial and financial models. These cash flows were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return and probability-weighted present values.

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value:

	Year Ended December 31,
	2010	2009
Fair value at January 1	$72.5	$18.3
Purchases	—	30.0
Unrealized gains	8.1	24.2

Fair value at December 31	$80.6	$72.5

We are required under the IRC to make a minimum contribution to the plan for the 2010 and 2011 plan years of $0.3 million. We were not required to make a minimum contribution to the plan for the 2009 and 2008 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2010 and 2009, we made discretionary contributions of $6.5 million and $4.0 million, respectively, to the plan. During 2008, we did not make any contributions to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make minimum contributions to the plan in future periods.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. Our matching contributions (up to a maximum of 5.0% of eligible compensation) are at the discretion of our board of directors and may not exceed the maximum amount deductible for Federal income tax purposes. We contributed $28.7 million, $28.0 million and $25.1 million to the plan in 2010, 2009 and 2008, respectively.

We also have a nonqualified deferred compensation plan for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k)plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $2.0 million, $1.9 million and $1.9 million to a rabbi trust maintained under the plan in 2010, 2009 and 2008, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2010 and 2009 including employee contributions and investment earnings, was $86.6 million and $69.5 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $7.8 million, $6.4 million and $7.1 million in 2010, 2009 and 2008, respectively.

16.	Postretirement Benefits Other than Pensions

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. A reconciliation of the beginning and ending balances of the postretirement benefit obligation and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2010	2009
Change in postretirement benefit obligation:
Benefit obligation at beginning of year	$7.3	$8.2
Service cost	—	—
Interest cost	0.2	0.4
Net actuarial gain	(2.8)	(1.1)
Benefits paid	(0.2)	(0.2)

Benefit obligation at end of year	$4.5	$7.3

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Contributions by Gallagher	0.2	0.2
Benefits paid	(0.2)	(0.2)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(4.5)	$(7.3)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(0.3)	$(0.5)
Noncurrent liabilities	(4.2)	(6.8)

Accrued benefit liability	(4.5)	(7.3)
Accumulated other comprehensive earnings	(4.8)	(2.1)

Net amount included in retained earnings	$(9.3)	$(9.4)

Amounts recognized in other comprehensive earnings consist of:
Unrecognized net actuarial gain	(5.8)	(3.6)
Unrecognized transition obligation	1.0	1.5

Net amount included in other comprehensive earnings	$(4.8)	$(2.1)

The components of the net periodic postretirement benefit cost and other changes in plan assets and obligations recognized in other comprehensive earnings include the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Net periodic benefit cost:
Service cost - benefits earned during the year	$—	$—	$—
Interest cost on benefit obligation	0.2	0.4	0.4
Amortization of transition obligation	0.5	0.5	0.5
Amortization of net actuarial gain	(0.7)	(0.3)	(0.5)

Net periodic benefit cost	—	0.6	0.4

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net gain incurred	(2.9)	(1.1)	(0.5)
Amortization of net actuarial gain	0.7	0.3	0.5
Amortization of transition obligation	(0.5)	(0.5)	(0.5)

Total recognized in other comprehensive earnings	(2.7)	(1.3)	(0.5)

Total recognized in net periodic pension cost and other comprehensive earnings	$(2.7)	$(0.7)	$(0.1)

Estimated amortization for the following year:
Amortization of transition obligation	$0.5	$0.5	$0.5
Amortization of net actuarial gain	(0.5)	(0.3)	(0.4)

Total estimated amortization	$—	$0.2	$0.1

The discount rate used to measure the postretirement benefit obligation was 5.00% and 5.50% at December 31, 2010 and 2009, respectively. The discount rate used to measure the net periodic postretirement benefit cost at January 1 was 5.50% and 5.25% for 2010 and 2009, respectively. The transition obligation is being amortized at a rate of $0.5 million per year over a 20-year period ending on December 31, 2012.

The following assumed healthcare cost trend rates were used at December 31 in determining the plan’s postretirement benefit obligation:

	December 31,
	2010	2009
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2013	2013

The assumed healthcare cost trend rate has a significant effect on the amounts reported and disclosed herein. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects (in millions):

	One-Percentage Point
	Increase	Decrease
Effect on the net periodic postretirement benefit cost in 2010	$0.1	$(0.1)
Effect on the postretirement benefit obligation at December 31, 2010	0.5	(0.4)

The following represents expected future benefit payments to be paid by the plan and our contributions to the plan (in millions):

	Prior to Reflecting Medicare Part D	After Reflecting Medicare Part D
2011	$0.4	$0.3
2012	0.4	0.3
2013	0.4	0.3
2014	0.4	0.3
2015	0.4	0.3
Years 2016 to 2020	1.9	1.6

17.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 3 and 8 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2010 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Note Purchase Agreements	$—	$—	$—	$100.0	$—	$450.0	$550.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	100.0	—	450.0	550.0
Operating lease obligations	65.6	51.7	34.8	21.0	16.0	28.3	217.4
Less sublease arrangements	(3.4)	(3.0)	(1.7)	(1.3)	(0.4)	—	(9.8)
Outstanding purchase obligations	5.3	2.0	0.1	—	—	—	7.4

Total contractual obligations	$67.5	$50.7	$33.2	$119.7	$15.6	$478.3	$765.0

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements - On August 3, 2007, we entered into a note purchase agreement, as amended and restated on December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017 in a private placement.

On November 30, 2009, we entered into another note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on each of November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement.

See Note 8 to our consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - We have a $500.0 million Credit Agreement, which expires on July 14, 2014. We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2010, $16.1 million of letters of credit (for which we had $8.2 million of liabilities recorded at December 31, 2010) were outstanding under the Credit Agreement. No borrowings were outstanding under the Credit Agreement at December 31, 2010. Accordingly, at December 31, 2010, $483.9 million remained available for potential borrowings, of which $58.9 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 8 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $81.5 million in 2010, $82.0 million in 2009 and $83.7 million in 2008.

We have leased certain office space to several non-affiliated tenants under operating sublease arrangements. In the normal course of business, we expect that the leases will not be renewed or replaced. We adjust charges for real estate taxes and common area maintenance annually based on actual expenses, and we recognize the related revenues in the year in which the expenses are incurred. These amounts are not included in the minimum future rentals to be received in the contractual obligations table above.

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2010. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2010 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2011	2012	2013	2014	2015	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.1	$16.1
Funding commitments	—	—	—	—	—	1.3	1.3

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 3 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments and have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 156 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum potential earnout obligations related to these acquisitions was $211.8 million, of which $87.6 million was recorded in our consolidated balance sheet as of December 30, 2010 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding at December 31, 2010 was $169.4 million related to acquisitions we made from 2006 to 2008.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2010 or 2009 that was recourse to us.

At December 31, 2010, we had posted two letters of credit totaling $10.4 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.2 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2010, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit and funding commitments at December 31, 2010 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to us	Maximum Exposure	Liability Recorded
Venture capital fund
Funding commitment to one fund - expires 2019	None	None	$1.3	$—
Trigger - Agreed conditions met

Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2015	None	None	10.4	8.2
Trigger - we do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us

Credit enhancement under letters of credit for our Bermuda captive insurance operation to meet minimum statutory capital requirements - expires after 2015	(1)	Reimbursement of LOC fees	3.7	—
Trigger - Dissolution or catastrophic financial results of the operation

Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2015	None	Reimbursement of LOC fees	2.0	—
Trigger - Investments fall below prescribed levels

			$17.4	$8.2

(1)	The majority owners of the operation pledge their percentage ownership portion of any draw.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.

Litigation - We are the defendant in various legal actions related to employment matters and otherwise incident to the nature of our business. We believe we have meritorious defenses and intend to defend ourselves vigorously in all unresolved legal actions. In addition, we are the plaintiff in certain legal actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcomes of these legal actions nor their effect upon our business, financial condition or results of operations can be determined at this time.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2010 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.1 million and below the upper end of the actuarial range by $4.3 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2010, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2010, we had exposure on $148.8 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2010 consolidated balance sheet related to these indemnification obligations.

18.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Earnings from continuing operations before income taxes:
Domestic	$169.7	$183.3	$144.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	33.3	27.8	19.5

	$203.0	$211.1	$163.6

Provision for income taxes - continuing operations:
Federal:
Current	$(2.9)	$14.9	$13.9
Deferred	21.3	38.9	16.8

	18.4	53.8	30.7

State and local:
Current	10.8	8.2	10.4
Deferred	(0.8)	7.9	1.3

	10.0	16.1	11.7

Foreign:
Current	9.3	8.1	12.5
Deferred	2.0	—	(2.7)

	11.3	8.1	9.8

Total provision for income taxes - continuing operations	$39.7	$78.0	$52.2

A reconciliation of the provision for income taxes from continuing operations with the U.S. Federal statutory income tax rate is as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$71.1	35.0	$73.9	35.0	$57.3	35.0
State income taxes - net of Federal benefit	5.4	2.6	10.4	4.9	7.8	4.8
Foreign taxes	1.2	0.6	(0.7)	(0.3)	2.5	1.5
Alternative energy, foreign and other tax credits	(13.7)	(6.7)	(1.0)	(0.5)	(3.1)	(1.9)
Foreign dividends and other permanent differences	4.5	2.2	3.7	1.7	4.2	2.6
Stock compensation	(0.1)	—	(0.1)	—	0.6	0.4
Changes in unrecognized tax benefits related to resolution of Federal and state audits, expiration of various statutes of limitations and other items	(30.7)	(15.1)	(3.6)	(1.7)	(16.3)	(10.0)
Change in valuation allowance	1.0	0.5	—	—	1.3	0.8
Other	1.0	0.5	(4.6)	(2.2)	(2.1)	(1.3)

Provision for income taxes - continuing operations	$39.7	19.6	$78.0	36.9	$52.2	31.9

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2010	2009
Gross unrecognized tax benefits at January 1	$45.0	$49.7
Increases in tax positions for current year	1.2	1.5
Settlements	(36.0)	(0.7)
Lapse in statute of limitations	(2.0)	(5.2)
Increases in tax positions for prior years	0.3	—
Decreases in tax positions for prior years	(0.6)	(0.3)

Gross unrecognized tax benefits at December 31	$7.9	$45.0

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.3 million and $42.0 million at December 31, 2010 and 2009, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of $0.9 million and $3.5 million, respectively.

We and our subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. We and our subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2010, we had been examined by the IRS through calendar year 2008. A number of foreign, state and local examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2010	2009
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$114.7	$142.1
Accrued and unfunded compensation and employee benefits	74.4	59.9
Compensation expense related to stock options	20.4	19.2
License agreement	23.0	28.1
Investments	10.4	12.0
Accrued liabilities	25.9	31.0
Accrued pension liability	14.1	14.8
Net operating loss carryforwards	8.3	7.3
Other	11.5	9.0

Total deferred tax assets	302.7	323.4
Valuation allowance for deferred tax assets	(8.3)	(7.3)

Deferred tax assets	294.4	316.1

Deferred tax liabilities:
Nondeductible amortizable intangible assets	66.5	48.2
Other prepaid items	4.0	5.0
Investment-related partnerships	7.8	9.3
Prepaid pension cost	1.9	0.9
Accrued liabilities	3.0	7.9

Total deferred tax liabilities	83.2	71.3

Net deferred tax assets	$211.2	$244.8

At December 31, 2010 and 2009, $49.2 million and $45.0 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2010 and 2009, $83.2 million and $71.3 million, respectively, of deferred tax liabilities have been included in other current and noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits have an indefinite life and other credits have a ten-year or twenty-year life. We expect to make full use of the amounts carried forward.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($117.0 million at December 31, 2010) of foreign subsidiaries which are considered permanently invested outside of the United States. The amount of unrecognized deferred tax liability on these undistributed earnings was $12.4 million at December 31, 2010.

19.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2010 and 2009 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2010
Total revenues	$482.4	$459.5	$463.2	$459.1
Total expenses	439.5	395.6	392.8	433.3

Earnings from continuing operations before income taxes	$42.9	$63.9	$70.4	$25.8

Earnings from continuing operations	$29.2	$41.9	$46.2	$46.0
Earnings from discontinued operations	—	2.1	—	8.7

Net earnings	$29.2	$44.0	$46.2	$54.7

Basic net earnings per share:
Earnings from continuing operations	$0.28	$0.40	$0.44	$0.43
Earnings from discontinued operations	—	0.02	—	0.08

Net earnings	$0.28	$0.42	$0.44	$0.51

Diluted net earnings per share:
Earnings from continuing operations	$0.28	$0.40	$0.44	$0.43
Earnings from discontinued operations	—	0.02	—	0.08

Net earnings	$0.28	$0.42	$0.44	$0.51

2009
Total revenues	$401.1	$453.6	$439.5	$435.1
Total expenses	357.6	379.5	376.4	404.7

Earnings from continuing operations before income taxes	$43.5	$74.1	$63.1	$30.4

Earnings from continuing operations	$28.3	$43.8	$41.6	$19.4
Loss from discontinued operations	(1.9)	—	—	(2.6)

Net earnings	$26.4	$43.8	$41.6	$16.8

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.44	$0.41	$0.19
Loss from discontinued operations	(0.02)	—	—	(0.03)

Net earnings	$0.27	$0.44	$0.41	$0.16

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.29	$0.44	$0.41	$0.19
Loss from discontinued operations	(0.02)	—	—	(0.03)

Net earnings	$0.27	$0.44	$0.41	$0.16

20.	Segment Information

We have identified three reportable operating segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis.

The corporate segment manages our interests in clean-energy and venture capital investments. This segment also holds all of our corporate debt.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were preparing income tax provisions on a separate company basis. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for 2010, 2009 and 2008 is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Year Ended December 31, 2010
Revenues:
Commissions	$957.3	$—	$—	$957.3
Fees	274.9	460.1	—	735.0
Supplemental and contingent commissions	97.6	—	—	97.6
Investment income	4.9	2.0	—	6.9
Gains on books of business sales and other	5.9	—	—	5.9
Revenue from clean-coal activities	—	—	65.6	65.6
Other - net loss	—	—	(4.1)	(4.1)

Total revenues	1,340.6	462.1	61.5	1,864.2

Compensation	817.1	288.0	12.4	1,117.5
Operating	223.6	109.1	21.9	354.6
Cost of revenues from clean-coal activities	—	—	64.0	64.0
Interest	—	—	34.6	34.6
Depreciation	19.5	12.4	0.4	32.3
Amortization	59.8	1.0	—	60.8
Change in estimated acquisition earnout payables	(2.6)	—	—	(2.6)

Total expenses	1,117.4	410.5	133.3	1,661.2

Earnings (loss) from continuing operations before income taxes	223.2	51.6	(71.8)	203.0
Provision (benefit) for income taxes	87.7	20.3	(68.3)	39.7

Earnings (loss) from continuing operations	$135.5	$31.3	$(3.5)	$163.3

Net foreign exchange gain (loss)	$(0.9)	$0.1	$—	$(0.8)

Revenues:
United States	$1,169.6	$382.0	$61.9	$1,613.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	171.0	80.1	(0.4)	250.7

Total revenues	$1,340.6	$462.1	$61.5	$1,864.2

At December 31, 2010
Identifiable assets:
United States	$1,995.8	$388.6	$511.1	$2,895.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	564.9	132.7	2.9	700.5

Total identifiable assets	$2,560.7	$521.3	$514.0	$3,596.0

Goodwill - net	$866.6	$17.1	$—	$883.7
Amortizable intangible assets - net	461.9	21.6	—	483.5

	Brokerage	Risk Management	Corporate	Total
Year Ended December 31, 2009
Revenues:
Commissions	$912.9	$—	$—	$912.9
Fees	282.1	451.7	—	733.8
Supplemental and contingent commissions	65.0	—	—	65.0
Investment income	4.6	1.5	—	6.1
Gains on books of business sales and other	11.6	—	—	11.6
Revenues from clean-coal activities	—	—	0.5	0.5
Other - net loss	—	—	(0.6)	(0.6)

Total revenues	1,276.2	453.2	(0.1)	1,729.3

Compensation	778.7	282.3	7.7	1,068.7
Operating	218.0	109.9	3.4	331.3
Interest	—	—	28.5	28.5
Depreciation	18.8	11.7	0.1	30.6
Amortization	54.3	0.7	—	55.0
Change in estimated acquisition earnout payables	4.1	—	—	4.1

Total expenses	1,073.9	404.6	39.7	1,518.2

Earnings (loss) from continuing operations before income taxes	202.3	48.6	(39.8)	211.1
Provision (benefit) for income taxes	78.6	17.9	(18.5)	78.0

Earnings (loss) from continuing operations	$123.7	$30.7	$(21.3)	$133.1

Net foreign exchange gain (loss)	$0.7	$0.2	$—	$0.9

Revenues:
United States	$1,148.9	$384.4	$(0.4)	$1,532.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	127.3	68.8	0.3	196.4

Total revenues	$1,276.2	$453.2	$(0.1)	$1,729.3

At December 31, 2009
Identifiable assets:
United States	$1,901.2	$293.0	$530.9	$2,725.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	436.3	86.8	2.1	525.2

Total identifiable assets	$2,337.5	$379.8	$533.0	$3,250.3

Goodwill - net	$732.6	$9.7	$—	$742.3
Amortizable intangible assets - net	436.3	2.1	—	438.4

	Brokerage	Risk Management	Corporate	Total
Year Ended December 31, 2008
Revenues:
Commissions	$854.2	$—	$—	$854.2
Fees	250.2	461.1	—	711.3
Supplemental and contingent commissions	45.7	—	—	45.7
Investment income	13.9	3.8	—	17.7
Gains on books of business sales and other	23.8	—	—	23.8
Other - net loss	—	—	(7.7)	(7.7)

Total revenues	1,187.8	464.9	(7.7)	1,645.0

Compensation	707.4	280.6	8.7	996.7
Operating	247.4	126.3	8.7	382.4
Interest	—	—	28.6	28.6
Depreciation	18.2	11.6	0.2	30.0
Amortization	43.2	0.5	—	43.7

Total expenses	1,016.2	419.0	46.2	1,481.4

Earnings (loss) from continuing operations before income taxes	171.6	45.9	(53.9)	163.6
Provision (benefit) for income taxes	67.4	17.7	(32.9)	52.2

Earnings from continuing operations	$104.2	$28.2	$(21.0)	$111.4

Net foreign exchange gain (loss)	$(2.1)	$(4.4)	$—	$(6.5)

Revenues:
United States	$1,051.7	$391.0	$(7.7)	$1,435.0
Foreign, principally Australia, Bermuda, Canada and the U.K.	136.1	73.9	—	210.0

Total revenues	$1,187.8	$464.9	$(7.7)	$1,645.0

At December 31, 2008
Identifiable assets:
United States	$1,998.2	$272.5	$472.5	$2,743.2
Foreign, principally Australia, Bermuda, Canada and the U.K.	457.9	68.7	1.5	528.1

Total identifiable assets	$2,456.1	$341.2	$474.0	$3,271.3

Goodwill - net	$586.7	$9.7	$—	$596.4
Amortizable intangible assets - net	458.6	2.6	—	461.2

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule of Gallagher listed in Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

During 2009, Gallagher changed its method of accounting for business combinations, which has been discussed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gallagher’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 7, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 7, 2011

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting our evaluation of the effectiveness of its internal control over financial reporting, we have excluded eight of the nineteen acquisitions completed in 2010, which are included in our 2010 consolidated financial statements. Collectively, these acquisitions constituted approximately 4.0% of total assets as of December 31, 2010 and approximately 1.2% of total revenues and approximately 1.0% of earnings from continuing operations for the year then ended.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 7, 2011

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the internal control over financial reporting of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eight of the nineteen acquisitions completed in 2010, which are included in the 2010 consolidated financial statements of Gallagher. Collectively, these acquisitions constituted approximately 4.0% of total assets as of December 31, 2010 and approximately 1.2% of total revenues and approximately 1.0% of earnings from continuing operations for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2010 and 2009 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 7, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2010, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2010. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2011 Proxy Statement includes the information required by this item under the headings “Proposal 1 - Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management - Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2011 Proxy Statement includes the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2011 Proxy Statement includes the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2011 Proxy Statement includes the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Board of Directors,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2011 Proxy Statement includes the information required by this item under the heading “Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2010.

(b)	Consolidated Balance Sheet as of December 31, 2010 and 2009.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2010.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2010.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (amended and restated as of December 22, 2010).

*10.30	Conformed copy of the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, through Amendment No. 3 (effective as of January 1, 2010).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement.

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement.

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program.

21.0	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Not included in this Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-9761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

4.1	Multicurrency Credit Agreement, dated as of July 15, 2010, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, Bank of America, N.A., Citibank N.A. and Barclays Bank PLC, as co-syndication agents, and JPMorgan Chase Bank N.A. and U.S. Bank National Association, as documentation agents (incorporated by reference to same exhibit number to our Form 8-K Current Report dated July 15, 2010, File No. 1-9761).

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2007, File No. 1-9761).

4.4	Note Purchase Agreement, dated as of November 30, 2009, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated November 30, 2009, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-9761).

*10.14	Form of Change in Control Agreement between Arthur J. Gallagher Co. and each of our Executive Officers (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1998, File No. 1-9761).

*10.14.1	Form of First Amendment to Change in Control Agreement between Arthur J. Gallagher & Co. and each of our Executive Officers (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

*10.15	Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

*10.15.1	First Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008) (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2009, File No. 1-9761).

10.15.2	Second Amendment to the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as amended and restated effective January 1, 2008) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

10.44	Asset Purchase Agreement for the Acquisition of Certain Assets of Gallagher Re, Inc. by Aon Re, Inc., dated as of February 22, 2008 (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

10.45	Agreement for the Sale and Purchase of Certain Assets of the UK Reinsurance Business of Arthur J. Gallagher (UK) Limited., dated as of February 22, 2008, among Arthur J. Gallagher (UK) Limited and Aon Limited and Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2008, File No. 1-9761).

*10.46	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 2011.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of February, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/S/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*WILLIAM L. BAX William L. Bax	Director

* FRANK E. ENGLISH, JR. Frank E. English, Jr.	Director

*ILENE S. GORDON Ilene S. Gordon	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

*NORMAN L. ROSENTHAL Norman L. Rosenthal	Director

* JAMES R. WIMMER James R. Wimmer	Director

*By:	/s/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2010
Allowance for doubtful accounts	$4.2	$0.5	$(0.3)	(1)	$4.4
Allowance for estimated policy cancellations	4.6	(0.3)	—		4.3
Accumulated amortization of expiration lists, noncompete agreements and trade names	186.5	60.8	0.4	(2)	247.7
Year ended December 31, 2009
Allowance for doubtful accounts	$7.3	$(0.1)	$(3.0)	(1)	$4.2
Allowance for estimated policy cancellations	5.5	(0.9)	—		4.6
Accumulated amortization of expiration lists, noncompete agreements and trade names	128.3	55.0	3.2	(2)	186.5
Year ended December 31, 2008
Allowance for doubtful accounts	$6.7	$4.0	$(3.4)	(1)	$7.3
Allowance for estimated policy cancellations	5.5	—	—		5.5
Accumulated amortization of expiration lists, noncompete agreements and trade names	102.3	57.0	(31.0)	(2)	128.3

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized expiration lists and non-compete agreements, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

Exhibit Index

10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011).

10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (amended and restated as of December 22, 2010).

10.30	Conformed copy of the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, through Amendment No. 3 (effective as of January 1, 2010).

10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement.

10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement.

10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program.

21.0	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.