Form 10-Q
period 2011-03-31
GALLAGHER ARTHUR J & CO
filed 2011-04-29
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of March 31, 2011 was 110,263,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended
	March 31,
	2011	2010
Commissions	$225.7	$204.2
Fees	189.0	165.0
Supplemental commissions	13.5	27.9
Contingent commissions	16.8	15.5
Investment income and gains realized on books of business sales	3.0	2.3
Revenues from clean-coal activities	(1.1)	62.7
Other net revenues	0.5	4.8

Total revenues	447.4	482.4

Compensation	295.1	262.2
Operating	94.0	81.2
Cost of revenues from clean-coal activities	—	64.0
Interest	9.5	8.6
Depreciation	8.1	7.7
Amortization	16.4	13.9
Change in estimated acquisition earnout payables	0.8	1.9

Total expenses	423.9	439.5

Earnings before income taxes	23.5	42.9
Provision for income taxes	8.3	13.7

Net earnings	$15.2	$29.2

Basic net earnings per share:	$0.14	$0.28
Diluted net earnings per share:	0.14	0.28
Dividends declared per common share	0.33	0.32

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Cash and cash equivalents	$333.2	$249.8
Restricted cash	580.1	599.7
Premiums and fees receivable	718.8	750.1
Other current assets	117.7	126.4

Total current assets	1,749.8	1,726.0
Fixed assets - net	79.4	75.8
Deferred income taxes	242.5	245.2
Other noncurrent assets	204.0	181.8
Goodwill - net	925.5	883.7
Amortizable intangible assets - net	489.9	483.5

Total assets	$3,691.1	$3,596.0

Premiums payable to insurance and reinsurance companies	$1,213.4	$1,250.3
Accrued compensation and other accrued liabilities	165.3	226.5
Unearned fees	65.0	60.5
Other current liabilities	41.6	40.0
Corporate related borrowings - current	—	—

Total current liabilities	1,485.3	1,577.3
Corporate related borrowings - noncurrent	675.0	550.0
Other noncurrent liabilities	383.7	362.0

Total liabilities	2,544.0	2,489.3

Stockholders’ equity:
Common stock - issued and outstanding 110.3 shares in 2011 and 108.4 shares in 2010	110.3	108.4
Capital in excess of par value	563.5	507.8
Retained earnings	466.8	488.3
Accumulated other comprehensive earnings	6.5	2.2

Total stockholders’ equity	1,147.1	1,106.7

Total liabilities and stockholders’ equity	$3,691.1	$3,596.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$15.2	$29.2
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Net loss (gain) on investments and other	0.1	(4.8)
Depreciation and amortization	24.5	21.6
Change in estimated acquisition earnout payables	0.8	1.9
Amortization of deferred compensation and restricted stock	1.6	1.4
Stock-based and other noncash compensation expense	0.8	1.0
Net change in restricted cash	20.9	16.6
Net change in premiums receivable	45.1	32.0
Net change in premiums payable	(53.4)	(25.3)
Net change in other current assets	13.6	(10.3)
Net change in accrued compensation and other accrued liabilities	(64.4)	(58.9)
Net change in fees receivable/unearned fees	0.4	1.3
Net change in income taxes payable	(4.2)	3.5
Net change in deferred income taxes	3.1	5.1
Net change in other noncurrent assets and liabilities	(11.4)	(10.8)

Net cash (used) provided by operating activities	(7.3)	3.5

Cash flows from investing activities:
Net additions to fixed assets	(8.3)	(6.0)
Cash paid for acquisitions, net of cash acquired	(19.1)	(4.3)
Net proceeds from investment transactions	0.1	12.9

Net cash (used) provided by investing activities	(27.3)	2.6

Cash flows from financing activities:
Proceeds from issuance of common stock	26.3	12.0
Tax impact from issuance of common stock	1.7	1.1
Repurchases of common stock	(0.3)	(0.2)
Dividends paid	(34.7)	(32.8)
Borrowings of corporate related long-term debt	125.0	—
Borrowings on line of credit facility	—	35.0

Net cash provided by financing activities	118.0	15.1

Net increase in cash and cash equivalents	83.4	21.2
Cash and cash equivalents at beginning of period	249.8	205.9

Cash and cash equivalents at end of period	$333.2	$227.1

Supplemental disclosures of cash flow information:
Interest paid	$13.2	$12.8
Income taxes paid	7.8	3.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings	Total
	Shares	Amount
Balance at December 31, 2010	108.4	$108.4	$507.8	$488.3	$2.2	$1,106.7
Net earnings	—	—	—	15.2	—	15.2
Net change in pension liability, net of taxes of $0.2 million	—	—	—	—	0.3	0.3
Foreign currency translation, net of taxes of $1.7 million	—	—	—	—	4.0	4.0

Comprehensive earnings						19.5
Compensation expense related to stock option plan grants	—	—	0.8	—	—	0.8
Tax impact from issuance of common stock	—	—	1.7	—	—	1.7
Common stock issued in:
Five purchase transactions	0.9	0.9	26.6	—	—	27.5
Stock option plans	0.9	0.9	24.0	—	—	24.9
Employee stock purchase plan	0.1	0.1	1.3	—	—	1.4
Deferred compensation and restricted stock	—	—	1.6	—	—	1.6
Common stock repurchases	—	—	(0.3)	—	—	(0.3)
Cash dividends declared on common stock	—	—	—	(36.7)	—	(36.7)

Balance at March 31, 2011	110.3	$110.3	$563.5	$466.8	$6.5	$1,147.1

See notes to consolidated financial statements.

Notes to March 31, 2011 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by our brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by our risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as tax-advantaged, clean-energy and other investments. We are headquartered in Itasca, Illinois, have operations in 16 countries and conduct business in more than 110 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2010 and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

In the preparation of our consolidated financial statements as of March 31, 2011, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements.

The revised multiple-element revenue arrangements guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. The adoption of this guidance did not have any impact on our consolidated financial statements and notes thereto.

3. Business Combinations

During the three-month period ended March 31, 2011, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
The Gleason Agency, Inc. & its affiliate Gleason Financial, Ltd. (TGA) January 1, 2011	342	$9.1	$4.3	$—	$1.0	$—	$14.4	$6.5
James F. Reda & Associates, LLC (JFR) February 1, 2011	75	2.2	1.1	—	0.1	0.8	4.2	2.7
Woodbrook Underwriting Agencies Limited (WUA) March 2, 2011	437	13.6	1.2	—	1.6	2.3	18.7	2.4
Risk Planners, Inc. (RPI) March 4, 2011	—	—	7.2	—	—	—	7.2	—

	854	$24.9	$13.8	$—	$2.7	$3.1	$44.5	$11.6

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement related to each applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. During the three-month periods ended March 31, 2011 and 2010, we recognized $2.0 million and $1.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2011, 2010 and 2009 acquisitions. In addition, during the three-month periods ended March 31, 2011 and 2010, we recognized $1.2 million of income and $0.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for three acquisitions and one acquisition, respectively. The aggregate amount of maximum earnout obligations related to the 2009, 2010 and 2011 acquisitions was $223.4 million, of which $91.8 million was recorded in our consolidated balance sheet as of March 31, 2011 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2011 was $153.9 million related to acquisitions we made from 2007 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in millions):

	TGA	JFR	WUA	RPI	Total
Current assets	$4.4	$—	$1.0	$12.1	$17.5
Fixed assets	0.3	—	—	—	0.3
Noncurrent assets	0.2	—	1.6	—	1.8
Goodwill	7.2	1.7	12.2	4.0	25.1
Expiration lists	9.4	2.4	7.4	6.1	25.3
Non-compete agreements	0.1	0.1	—	0.1	0.3

Total assets acquired	21.6	4.2	22.2	22.3	70.3

Current liabilities	6.8	—	3.5	15.1	25.4
Noncurrent liabilities	0.4	—	—	—	0.4

Total liabilities assumed	7.2	—	3.5	15.1	25.8

Total net assets acquired	$14.4	$4.2	$18.7	$7.2	$44.5

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $25.1 million, $25.3 million and $0.3 million, respectively, within the brokerage segment.

Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists and non-compete agreements related to these acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. We use the straight-line method to amortize expiration lists and non-compete agreements because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2011 and 2010.

Of the $25.3 million of expiration lists related to the 2011 acquisitions, $0.9 million is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $0.4 million and a corresponding amount of goodwill in 2011 related to the nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2011, we issued 48,000 shares of our common stock, paid $1.7 million in cash, and accrued $12.6 million in liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.8 million. During the three-month period ended March 31, 2010, we issued 368,000 shares of our common stock, paid $1.3 million in cash and accrued $7.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.8 million.

Our consolidated financial statements for the three-month period ended March 31, 2011 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2010 (in millions, except per share data):

	Three-month period ended March 31,
	2011	2010
Total revenues	$450.9	$488.7
Net earnings	15.7	29.4
Basic net earnings per share	0.14	0.28
Diluted net earnings per share	0.14	0.28

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2010, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the three-month period ended March 31, 2011 totaled approximately $27.2 million.

4. Intangible Assets

The carrying amount of goodwill at March 31, 2011 and December 31, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2011
United States	$827.1	$16.9	$—	$844.0
Foreign, principally Australia, Canada and the U.K.	81.3	0.2	—	81.5

Total goodwill - net	$908.4	$17.1	$—	$925.5

At December 31, 2010
United States	$806.8	$16.9	$—	$823.7
Foreign, principally Australia, Canada and the U.K.	59.8	0.2	—	60.0

Total goodwill - net	$866.6	$17.1	$—	$883.7

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2011 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2010	$866.6	$17.1	$—	$883.7
Goodwill acquired during the period	25.1	—	—	25.1
Goodwill related to earnouts recognized during the period	11.8	—	—	11.8
Goodwill adjustments due to appraisals and other purchase accounting adjustments	3.8	—	—	3.8
Foreign currency translation adjustments during the period	1.1	—	—	1.1

Balance as of March 31, 2011	$908.4	$17.1	$—	$925.5

Major classes of amortizable intangible assets at March 31, 2011 and December 31, 2010 consist of the following (in millions):

	March 31,	December 31,
	2011	2010
Expiration lists	$721.7	$699.1
Accumulated amortization - expiration lists	(241.9)	(225.8)

	479.8	473.3

Non-compete agreements	24.1	23.8
Accumulated amortization - non-compete agreements	(20.1)	(19.7)

	4.0	4.1

Trade name	8.5	8.3
Accumulated amortization - trade name	(2.4)	(2.2)

	6.1	6.1

Net amortizable assets	$489.9	$483.5

Estimated aggregate amortization expense for each of the next five years is as follows:

2011 (remaining nine months)	$50.0
2012	64.1
2013	62.6
2014	60.6
2015	57.6

Total	$294.9

5. Credit and Other Debt Agreements

Note Purchase Agreement - We are a party to an amended and restated note purchase agreement dated December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year. In connection with entering into this note purchase agreement, we incurred approximately $1.3 million of debt acquisition costs that were capitalized and are being amortized on a pro rata basis over a seven-year period.

We are a party to a note purchase agreement dated November 30, 2009, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement. These notes require semi-annual payments of interest that are due in May and November of each year.

We are also a party to a note purchase agreement dated February 10, 2011, with certain accredited institutional investors, pursuant to which we issued and sold $75.0 million in aggregate principal amount of our 5.18% Senior Notes, Series D, due February 10, 2021 and $50.0 million in aggregate principal amount of our 5.49% Senior Notes, Series E, due February 10, 2023, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2011. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of March 31, 2011. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2011, $16.1 million of letters of credit (for which we had $8.3 million of liabilities recorded at March 31, 2011) were outstanding under the Credit Agreement. No borrowings were outstanding under the Credit Agreement at March 31, 2011. Accordingly, as of March 31, 2011, $483.9 million remained available for potential borrowings, of which $58.9 million may be in the form of additional letters of credit.

The following is a summary of our corporate debt (in millions):

	March 31,	December 31,
	2011	2010
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	—
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	—

Total Note Purchase Agreements	675.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	—

	$675.0	$550.0

The fair value of the $675.0 million in debt under the note purchase agreements at March 31, 2011 was $728.4 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

See Note 13 to the consolidated financial statements for additional discussion on commitments and contingencies.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended
	March 31,
	2011	2010
Net earnings	$15.2	$29.2

Weighted average number of common shares outstanding	109.3	102.7
Dilutive effect of stock options using the treasury stock method	1.0	0.2

Weighted average number of common and common equivalent shares outstanding	110.3	102.9

Basic net earnings per share	$0.14	$0.28

Diluted net earnings per share	$0.14	$0.28

Options to purchase 1.3 million and 11.6 million shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

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

On March 8, 2011, the compensation committee granted 851,000 options to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. On March 2, 2010, the compensation committee granted 858,000 options to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2011 and 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

Other Information

All of the aforementioned stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During the three-month periods ended March 31, 2011 and 2010, we recognized $0.8 million and $1.0 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010
Expected dividend yield	4.5%	5.0%
Expected risk-free interest rate	2.7%	2.8%
Volatility	26.8%	27.1%
Expected life (in years)	6.0	6.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2011 and 2010, as determined on the grant date using the Black-Scholes option pricing model, was $5.25 and $3.87, respectively.

The following is a summary of our stock option activity and related information for 2011 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2011
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(0.9)	25.85
Forfeited or canceled	(0.1)	26.33

Ending balance	12.4	$27.07	3.84	$43.8

Exercisable at end of period	8.3	$26.92	3.15	$30.7

Ending vested and expected to vest	12.3	$27.06	3.83	$43.6

Options with respect to 709,000 shares (less any shares of restricted stock issued under the LTIP - see Note 9 to our consolidated financial statements) were available for grant under the LTIP at March 31, 2011.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2011 and 2010 amounted to $4.4 million and $2.9 million, respectively. As of March 31, 2011, we had approximately $24.8 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2011 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.79 - $ 24.13	2.5	4.21	$23.31	1.5	$22.92
24.58 - 26.50	2.9	2.30	25.46	2.3	25.49
26.55 - 27.25	2.5	4.35	27.20	1.7	27.20
27.35 - 29.42	2.8	4.03	29.09	2.0	29.12
29.45 - 36.94	1.7	4.77	31.77	0.8	32.64

$ 5.79 - $ 36.94	12.4	3.84	$27.07	8.3	$26.92

8. Deferred Compensation

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

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. We record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2011 and 2010, we charged $0.3 million and $0.4 million, respectively, to compensation expense related to this plan. At March 31, 2011 and December 31, 2010, we recorded $7.8 million (related to 629,000 shares) and $8.1 million (related to 646,000 shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at March 31, 2011 and December 31, 2010 was $19.1 million and $18.8 million, respectively.

In first quarter 2011 and 2010, the compensation committee approved $6.5 million and $5.9 million, respectively, of cash awards in the aggregate to certain of our key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2011 and second quarter 2010, respectively. The fair value of the funded cash award assets at March 31, 2011 and December 31, 2010 was $29.8 million and $21.1 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended March 31, 2011 and 2010, we charged $0.8 million and $0.7 million, respectively, to compensation expense related to these awards. During the three-month periods ended March 31, 2011 and 2010, cash and equity awards with an aggregate fair value of $0.5 million and $0.4 million were vested and distributed to employees under this plan.

9. Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 7 to our consolidated financial statements, the LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 600,000. At March 31, 2011, 165,000 shares were available for grant under the LTIP for such awards.

In first quarter 2011 and 2010, we granted 200,000 and 185,000 shares, respectively, of our common stock to employees under the LTIP or restricted stock plan, as applicable, with an aggregate fair value of $6.2 million and $4.5 million, respectively, at the date of grant.

The 2011 and 2010 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 200,000 shares granted in first quarter 2011 and 185,000 shares granted in first quarter 2010, vest in full based on continued employment through March 8, 2015 and March 3, 2014, respectively.

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2011 and 2010, we charged $1.3 million and $1.0 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2011. At March 31, 2011 and December 31, 2010, we recorded $1.7 million (related to 172,000 shares) and $2.1 million (related to 188,000 shares), respectively, of unearned restricted stock outstanding as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at March 31, 2011 and 2010 was $30.4 million and $21.6 million, respectively.

Cash Awards

On March 8, 2011, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC (as defined in the Program) growth achieved. At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2011 provisional award fully vested based on continuous employment through January 1, 2014 and the provisional cash award units are based on EBITAC growth achieved (as defined in the Program). The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2013, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2014. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2011 related to the 2011 provisional award under the Program.

On March 2, 2010, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to our officers and key employees that were denominated in units (706,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms discussed above for the 2011 provisional award. However, any granted units for the 2010 provisional award would have fully vested based on continuous employment through January 1, 2013. Based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2011 or 2010 related to this provisional award.

During the three-month period ended March 31, 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

10. Employee Stock Purchase Plan

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

The quarterly ESPP information for the three-month periods ended March 31, 2011 and 2010 is as follows (in millions, except per share and share data):

2011
Fair market value per share at date of purchase	$30.41
Purchase price per share	$27.98
Shares issued	92,000
Aggregate purchase price	$2.6
2010
Fair market value per share at date of purchase	$24.55
Purchase price per share	$21.21
Shares issued	116,000
Aggregate purchase price	$2.5

11. Retirement Plans

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2011	2010
Service cost	$0.1	$0.1
Interest cost on benefit obligation	3.0	2.9
Expected return on plan assets	(3.7)	(3.3)
Amortization of net actuarial loss	0.4	0.5

Net periodic benefit (income) cost	$(0.2)	$0.2

We are required under the IRC to make a minimum contribution to the plan for each of the 2011 and 2010 plan years of $0.3 million. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the three-month periods ended March 31, 2011 and 2010, we made discretionary contributions of $1.8 million and $1.5 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make minimum contributions to the plan in future years.

12. Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	March 31, 2011		December 31, 2010
		Funding
	Assets	Commitments	Assets
Clean-coal related ventures	$19.9	$—	$20.4
Biomass energy venture	0.4	—	0.4
Other investments	2.3	1.3	2.0

Total investments	$22.6	$1.3	$22.8

Clean-Coal Related Ventures

We own portions of various clean-coal production operations and two early-stage clean-coal ventures, all of which have been deemed to be variable interest entities (which we refer to as VIEs).

Eight Clean-Coal Operations - In 2009, we incurred capital expenditures totaling $31.4 million to build eight commercial clean-coal production operations, and placed each into service in December 2009 at several coal-fired power plants. These operations apply certain chemicals and technologies licensed from Chem-Mod, LLC (which we refer to as Chem-Mod) (as discussed below) to coal feedstock which, when mixed, reduce harmful emissions. We sold portions of our ownership in six of these operations, which reduced our net investment in the operations to $22.3 million, and recognized a $4.8 million net pretax gain on the sales in first quarter 2010. We are currently seeking other utilities to purchase the coal produced by the two remaining operations and additional partners to invest in the operations.

These operations have been determined to be VIEs. For the first two months of 2010, we were required to consolidate the operating results of these operations because of our majority ownership position. Effective March 1, 2010, we sold a portion of our ownership interests in six of these operations. The membership agreements for each of these operations require the unanimous consent of the owners for every action that would denote control, which eliminated the requirement for us to consolidate these operations. These six operations are now accounted for using equity method accounting. At March 31, 2011, total assets and total liabilities of these six operations were approximately $37.9 million and $6.1 million, respectively. For the three-month period ended March 31, 2011, total revenues and expenses were $13.7 million and $16.1 million, respectively. We fund our portion of the obligations for each operation in accordance with our respective membership agreements. There are no additional debts or other obligations that we are committed to fund related to these operations. We continue to consolidate the remaining two operations.

Chem-Mod Clean-Coal Venture - At March 31, 2011, we held a 42% interest in Chem-Mod’s United States and Canadian operations and 20% of other operations. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under Internal Revenue Code (IRC) Section 45.

Chem-Mod has been determined to be a VIE. We are deemed to be the primary beneficiary based on the level of control we exert on the operations of Chem-Mod, and therefore are required to consolidate this investment into our consolidated financial statements. At March 31, 2011, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $1.2 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

C-Quest Clean-Coal Venture - On April 15, 2010, we purchased an additional 3% interest in the global operations of C-Quest Technology LLC (which we refer to as C-Quest) for $1.5 million, which was subsequently written-off under equity method accounting. At March 31, 2011, we held an 8% interest in C-Quest’s global operations and the carrying value our investment in C-Quest was zero. We also have options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we are not required to consolidate this investment into our consolidated financial statements.

Biomass Energy Ventures

We have made investments in various biomass energy ventures. At March 31, 2011, our remaining investment of $0.4 million consisted of a 13.4% equity interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell biogas.

Venture Capital Funds and Other

At March 31, 2011, our remaining investments of $2.3 million consisted of three venture capital funds totaling $1.8 million, a 20% interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of the eighteen ventures discussed above, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over the respective operations. At March 31, 2011, total assets and total debt of these fourteen ventures were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at March 31, 2011, which equaled the net aggregate carrying value of our investments in these ventures.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 12 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at March 31, 2011 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Note purchase agreements	$—	$—	$—	$100.0	$—	$575.0	$675.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	100.0	—	575.0	675.0
Operating lease obligations	66.8	53.3	36.2	22.0	17.2	29.1	224.6
Less sublease arrangements	(3.4)	(2.9)	(1.6)	(1.2)	(0.4)	—	(9.5)
Outstanding purchase obligations	4.4	1.9	—	—	—	—	6.3

Total contractual obligations	$67.8	$52.3	$34.6	$120.8	$16.8	$604.1	$896.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements and Credit Agreement - See Note 5 to the consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding as of March 31, 2011. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of March 31, 2011 were as follows (in millions):

							Total Amounts Committed
	Amount of Commitment Expiration by Period
Off-Balance Sheet Commitments	2011	2012	2013	2014	2015	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.1	$16.1
Funding commitments	—	—	—	—	—	1.3	1.3

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 12 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 160 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011, 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to these acquisitions was $223.4 million, of which $91.8 million was recorded in our consolidated balance sheet as of March 31, 2011 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of March 31, 2011 was $153.9 million related to acquisitions we made during the period from 2007 to 2008.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of control and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2011 or December 31, 2010 that was recourse to us.

At March 31, 2011, we had posted two letters of credit totaling $10.4 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2011, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2011 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $4.8 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At March 31, 2011, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At March 31, 2011, we had exposure on $148.8 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our March 31, 2011 consolidated balance sheet related to these indemnifications.

14. Comprehensive Earnings

The after-tax components of our comprehensive earnings consist of the following:

	Three-month period ended March 31,

	2011	2010
Net earnings	$15.2	$29.2
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	0.3	0.3
Foreign currency translation, net of taxes	4.0	(0.5)

Comprehensive earnings	$19.5	$29.0

The after-tax components of our accumulated comprehensive earnings consist of the following:

		Foreign	Accumulated
	Pension	Currency	Comprehensive
	Liability	Translation	Earnings
Balance as of December 31, 2010	$(18.3)	$20.5	$2.2
Net change in period	0.3	4.0	4.3

Balance as of March 31, 2011	$(18.0)	$24.5	$6.5

The foreign currency translation during the three-month periods ended March 31, 2011 and 2010 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

15. Segment Information

We have identified three reportable operating segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

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

Financial information relating to our segments for 2011 and 2010 is as follows (in millions):

	Three-month period ended March 31,
	2011	2010
Brokerage
Total revenues	$317.4	$304.4

Earnings before income taxes	$29.1	$39.4

Identifiable assets at March 31, 2011 and 2010	$2,630.5	$2,347.4

Risk Management
Total revenues	$130.6	$110.5

Earnings before income taxes	$11.3	$15.4

Identifiable assets at March 31, 2011 and 2010	$523.6	$334.2

Corporate
Total revenues (loss)	$(0.6)	$67.5

Loss before income taxes	$(16.9)	$(11.9)

Identifiable assets at March 31, 2011 and 2010	$537.0	$550.5

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2011, and the related consolidated statement of earnings for the three-month periods ended March 31, 2011 and 2010, the consolidated statement of cash flows for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 7, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 29, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2011. You should review this information in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2010.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see “Information Regarding Forward-Looking Statements” below for a discussion of risks and uncertainties related to these statements.

Overview and First Quarter 2011 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the United States and abroad. We generate approximately 86% of our revenues domestically, with the remaining 14% derived in Australia, Bermuda, Canada, New Zealand and the U.K. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 71%, 29% and less than 1%, respectively, to revenues during the three-month period ended March 31, 2011. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean-energy investments and venture capital funds.

The economic downturn continued to provide significant headwinds for our business in the first quarter of 2011. Through fourth quarter 2010, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates had again declined for the 28th consecutive quarter (their first quarter 2011 report was not published as of the filing date of this report). Strong competition for new business among property/casualty insurance carriers attempting to increase market share in a weak economy continued the downward pressure on rates. In addition, insureds also added to the downward pressure on rates in the quarter as they negotiated to get the best terms and rates from the property/casualty insurance carriers. The CIAB does not expect to see pricing turn upward until demand picks up and capacity in the marketplace diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the United States. We have not seen overall rates increase in first quarter 2011.

Despite the headwinds, our operating results improved in first quarter 2011 compared to the same period in 2010 in both our brokerage and risk management segments:

•

In our Brokerage segment, adjusted total revenues were up 10%, organic revenues up 1.6%, adjusted EBITDAC up 14%, adjusted EBITDAC margins up 70 bps and adjusted EPS up 14%. During the first quarter of 2011, we closed four acquisitions in our brokerage segment, representing $27.2 million in annualized acquired revenues.

•

In our Risk Management segment, total adjusted revenues were up 18%, organic revenues up 5.8%, adjusted EBITDAC up 10% and adjusted EBITDAC margins were well over our target of 15%. In addition, we made excellent progress on integrating the GAB Robins business.

Information Regarding Non-GAAP Measures and Other

In this discussion and analysis, we provide information regarding EBITDAC, EBITDAC margin, Adjusted EBITDAC, Adjusted EBITDAC margin, Diluted Net Earnings Per Share (As Adjusted), organic change in commission, fee and supplemental commission revenues, adjusted revenues, expenses and net earnings, adjusted compensation expense ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentation of 2011 and 2010 statements of earnings, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics of the company that will assist such persons in analyzing our operating results as they develop a future earnings outlook for the company. The after tax amounts related to the adjustments were computed using the effective tax rate for each respective period.

•

Adjusted revenues, expenses and net earnings - We define these measures as revenues, expenses and net earnings, respectively, each adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts, workforce related charges, lease termination related charges, GAB Robins integration costs and adjustments to the change in estimated acquisition earnout payables, as applicable.

•	Adjusted ratios - Compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, Adjusted EBITDAC, Adjusted EBITDAC margin and Diluted Net Earnings Per Share (As Adjusted) provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, Adjusted EBITDAC margin, and Diluted Net Earnings Per Share (As Adjusted) are meant to reflect the true operating performance of our business; consequently, they exclude items that could be considered “non-operating” or “non-core” in nature.

•	EBITDAC - We define this measure as earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges and lease termination related charges.

•

Adjusted EBITDAC margin - We define this measure as Adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts.

•

Diluted Net Earnings Per Share (As Adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, workforce related charges and lease termination related charges, divided by diluted weighted average shares outstanding.

Organic Revenues - Organic change in commission, fee and supplemental commission revenues excludes the first twelve months of net commission, fee and supplemental commission revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the revenue growth that is associated with the operations that were a part of our business in both the current and prior year. In addition, organic growth excludes the impact of contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, expenses and net earnings, EBITDAC, Adjusted EBITDAC, Adjusted EBITDAC margin, Diluted Net Earnings Per Share (As Adjusted) and organic change in commission, fee and supplemental commission revenues.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the Internal Revenue Code Section 45 (which we refer to as IRC Section 45) credits generated in 2011, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expires on December 31, 2019 for our related investments. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

In the discussion that follows regarding our results of operations, we also provide the following ratios with respect to our operating results: pretax profit margin, compensation expense ratio and operating expense ratio. Pretax profit margin represents pretax earnings divided by total revenues. The compensation expense ratio is compensation expense divided by total revenues. The operating expense ratio is operating expense divided by total revenues.

Results of Operations

Brokerage

The brokerage segment accounted for 71% of our revenue during the three-month period ended March 31, 2011. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance companies, which are usually based upon a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services we provide. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commissions paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

The following provides GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing brokerage segment results for the three-month period ended March 31, 2011 to the same period in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31, 2011			Three-month period ended March 31, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$225.7	$—	$225.7	$204.2	$—	$204.2
Fees	59.1	—	59.1	54.9	—	54.9
Supplemental commissions	13.5	—	13.5	27.9	(14.7)	13.2
Contingent commissions	16.8	—	16.8	15.5	—	15.5
Investment income and gains realized on books of business sales	2.3	(1.1)	1.2	1.9	(0.9)	1.0

Total revenues	317.4	(1.1)	316.3	304.4	(15.6)	288.8

Compensation	210.0	(1.5)	208.5	191.5	(0.4)	191.1
Operating	57.0	—	57.0	53.3	(0.1)	53.2
Depreciation	4.7	—	4.7	4.6	—	4.6
Amortization	15.8	—	15.8	13.7	—	13.7
Change in estimated acquisition earnout payables	0.8	1.2	2.0	1.9	(0.5)	1.4

Total expenses	288.3	(0.3)	288.0	265.0	(1.0)	264.0

Earnings before income taxes	29.1	(0.8)	28.3	39.4	(14.6)	24.8
Provision for income taxes	11.4	(0.3)	11.1	15.9	(5.9)	10.0

Net earnings	$17.7	$(0.5)	$17.2	$23.5	$(8.7)	$14.8

Diluted net earnings per share	$0.16	$—	$0.16	$0.23	$(0.09)	$0.14

Other Information
Change in diluted net earnings per share	(30%)		14%	(8%)		(13%)
Growth in revenues	4%		10%	5%		5%
Organic growth (decline) in commissions and fees	2%		2%	(5%)		(5%)
Compensation expense ratio	66%		66%	63%		66%
Operating expense ratio	18%		18%	18%		18%
Effective income tax rate	39%		39%	40%		40%
Workforce at end of period (includes acquisitions)	6,324		6,324	5,857		5,857
Identifiable assets at March 31	$2,630.5		$2,630.5	$2,347.4		$2,347.4

EBITDAC
Net earnings	$17.7	$(0.5)	$17.2	$23.5	$(8.7)	$14.8
Provision for income taxes	11.4	(0.3)	11.1	15.9	(5.9)	10.0
Depreciation	4.7	—	4.7	4.6	—	4.6
Amortization	15.8	—	15.8	13.7	—	13.7
Change in estimated acquisition earnout payables	0.8	1.2	2.0	1.9	(0.5)	1.4

EBITDAC	$50.4	$0.4	$50.8	$59.6	$(15.1)	$44.5

EBITDAC margin	16%		16%	20%		15%
EBITDAC growth (decline)	(15%)		14%	6%		6%

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2011 compared to the same period in 2010 was principally due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2011 ($20.7 million). Commission and fees in the three-month period ended March 31, 2011 included new business production of $34.8 million, which was partially offset by renewal rate decreases and lost business of $29.7 million. Commissions increased 11% and fees increased 8% in the three-month period ended March 31, 2011 compared to the same period in 2010. Organic growth (decline) in commission and fee revenues for the three-month period ended March 31, 2011 was 2% compared to (5%) for the same period in 2010.

Items excluded from organic revenue change computations yet impacting revenue comparisons for the three-month periods ended March 31, 2011 and 2010 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$225.7	$204.2	$204.2	$198.0
Fee revenues as reported	59.1	54.9	54.9	54.8
Less commission and fee revenues from acquisitions	(20.7)	—	(17.2)	—
Levelized foreign currency translation	—	0.8	—	1.4

Organic commission and fee revenues	$264.1	$259.9	$241.9	$254.2

Organic change in commission and fee revenues	1.6%		-4.8%

Supplemental Commissions
Supplemental commissions as reported	$13.5	$27.9	$27.9	$15.7
Less supplemental commissions from acquisitions	(0.6)	—	(2.2)	—
Timing items, net	—	(14.7)	(14.7)	(8.2)

Organic supplemental commissions	$12.9	$13.2	$11.0	$7.5

Organic change in supplemental commissions	-2.3%		46.7%

Contingent Commissions
Contingent commissions as reported	$16.8	$15.5	$15.5	$13.8
Less contingent commissions from acquisitions	(1.9)	—	(1.3)	—

Organic contingent commissions	$14.9	$15.5	$14.2	$13.8

Organic change in contingent commissions	-3.9%		2.9%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2011, 2010 and 2009 by quarter are shown in the table below. As previously disclosed, many insurance carriers now provide sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. This situation should not occur again in 2011 and later years as we anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

An analysis of supplemental and contingent commission revenues recognized in 2011, 2010 and 2009 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2011
Reported supplemental commissions	$13.5				$13.5
Reported contingent commissions	16.8				16.8

Reported supplemental and contingent commissions	$30.3				$30.3

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $1.1 million and $0.9 million, respectively, for the three-month periods ended March 31, 2011 and 2010. Investment income in the three-month period ended March 31, 2011 remained relatively unchanged compared to the same period in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($16.3 million in the aggregate) and increases in employee benefits ($1.1 million), severance related costs ($1.1 million) and stock compensation expense ($0.1 million) partially offset by a decrease in temporary-staffing expense ($0.1 million). The increase in employee headcount relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2011 and new production hires.

Operating expenses - The increase in operating expenses for the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to unfavorable foreign currency translation ($0.4 million) and increases in travel and entertainment expense ($1.8 million), office expense ($0.7 million), net rent and utilities ($0.6 million), professional fees ($0.5 million), business insurance ($0.4 million) and taxes, licenses and fees ($0.2 million) slightly offset by decreases in other expense ($1.0 million) and lease termination charges ($0.1 million). Also contributing to the increase in operating expenses in the three-month period ended March 31, 2011 were increased expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2011.

Depreciation - Depreciation expense in the three-month period ended March 31, 2011 was relatively unchanged compared to the same period in 2010.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2011 compared to the same period in 2010 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements). No indicators of impairment were noted in the three-month periods ended March 31, 2011 and 2010.

Change in estimated acquisition earnout payables - The decrease in the change in estimated acquisition earnout payables in the three-month period ended March 31, 2011 compared to the same period in 2010 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2011 and 2010, we recognized $2.0 million and $1.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2009, 2010 and 2011 acquisitions. In addition, during the three-month periods ended March 31, 2011 and 2010, we recognized $1.2 million of income and $0.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for three acquisitions and one acquisition, respectively.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 39.2% and 40.4%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 29% of our revenue during the three-month period ended March 31, 2011. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

The following provides GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing risk management segment results for the three-month period ended March 31, 2011 to the same period in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31, 2011			Three-month period ended March 31, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$129.9	$—	$129.9	$110.1	$—	$110.1
Investment income	0.7	—	0.7	0.4	—	0.4

Total revenues	130.6	—	130.6	110.5	—	110.5

Compensation	82.7	(4.0)	78.7	67.7	—	67.7
Operating	32.7	(1.3)	31.4	24.2	—	24.2
Depreciation	3.3	—	3.3	3.0	—	3.0
Amortization	0.6	—	0.6	0.2	—	0.2

Total expenses	119.3	(5.3)	114.0	95.1	—	95.1

Earnings before income taxes	11.3	5.3	16.6	15.4	—	15.4
Provision for income taxes	4.4	2.1	6.5	6.2	—	6.2

Net earnings	$6.9	$3.2	$10.1	$9.2	$—	$9.2

Diluted net earnings per share	$0.06	$0.03	$0.09	$0.09	$—	$0.09

Other information
Change in diluted net earnings per share	(33%)		0%	0%		0%
Growth (decline) in revenues	18%		18%	(2%)		(2%)
Organic growth (decline) in fees	6%		6%	(5%)		(5%)
Compensation expense ratio	63%		60%	61%		61%
Operating expense ratio	25%		24%	22%		22%
Effective income tax rate	39%		39%	40%		40%
Workforce at end of period (includes acquisitions)	4,281		4,281	3,637		3,637
Identifiable assets at March 31	$523.6		$523.6	$334.2		$334.2

EBITDAC
Net earnings	$6.9	$3.2	$10.1	$9.2	$—	$9.2
Provision for income taxes	4.4	2.1	6.5	6.2	—	6.2
Depreciation	3.3	—	3.3	3.0	—	3.0
Amortization	0.6	—	0.6	0.2	—	0.2

EBITDAC	$15.2	$5.3	$20.5	$18.6	$—	$18.6

EBITDAC margin	12%		16%	17%		17%
EBITDAC growth (decline)	(18%)		10%	6%		1%

As previously reported, effective October 1, 2010, we acquired substantially all of the third-party administrator assets and managed care service operations of GAB Robins North America, Inc. for cash of $16.0 million, notes payable of $4.0 million and the assumption of certain claims handling run-off liabilities. We expect this transaction to generate approximately $50.0 million in revenues in 2011 ($11.5 million in first quarter 2011).

Fees - The increase in fees for the three-month period ended March 31, 2011 compared to the same period in 2010 was due primarily to revenues associated with our acquisition of GAB Robins and new business and the impact of increased claim counts (total of $25.1 million), which were partially offset by lost business of $5.3 million. Organic growth (decline) in fee revenues for the three-month period ended March 31, 2011 was 6% compared to (5%) for the same period in 2010.

Items excluded from organic fee growth computations yet impacting revenue comparisons for the three-month periods ended March 31, 2011 and 2010 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Domestic and international fees	$123.6	$106.9	$106.9	$109.6
International performance bonus fees	3.0	3.2	3.2	2.2
Adjusting fees related to international natural disasters	3.3	—	—	—

Fees as reported	129.9	110.1	110.1	111.8
Less fees from acquisitions	(11.5)	—	—	—
Levelized foreign currency translation	—	1.8	—	3.5

Organic fees	$118.4	$111.9	$110.1	$115.3

Organic change in fees	5.8%		-4.5%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2011 remained relatively unchanged compared to the same period in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for severance, redundant headcount and temporary staffing related to GAB Robins) ($3.1 million), unfavorable foreign currency translation ($1.0 million) and increased headcount and salaries ($7.3 million), temporary-staffing expense ($2.1 million), severance expense ($0.9 million) and employee benefits expense ($0.6 million).

Operating expenses - The increase in operating expenses for the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for professional fees, redundant real estate and IT related to GAB Robins) ($1.1 million) and increases in professional fees ($3.6 million), office expenses ($1.3 million), travel and entertainment expense ($0.7 million), business insurance ($0.7 million), other expense ($0.5 million), net rent and utilities ($0.3 million) and sales development expenses ($0.3 million).

Depreciation - Depreciation expense slightly increased in the three-month period ended March 31, 2011 compared to the same period in 2010 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in the three-month period ended March 31, 2011 compared to the same period in 2010 due to the GAB Robins acquisition, which was effective on October 1, 2010. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2011 and 2010.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 38.9% and 40.3%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean-energy ventures and legacy investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments as of March 31, 2011 and December 31, 2010 and a detailed discussion of the nature of these investments. See Note 5 to our consolidated financial statements for a summary of our debt as of March 31, 2011 and December 31, 2010.

The following provides GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing coprorate segment results for the three-month period ended March 31, 2011 to the same period in 2010 (in millions, except per share, percentages and workforce data): (in millions, except per share data):

	Three-month period ended			Three-month period ended
	March 31, 2011			March 31, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean-coal production facilities	$—	$—	$—	$62.6	$—	$62.6
Royalty income from clean-coal licenses	—	—	—	0.9	—	0.9
Loss from unconsolidated clean-coal production facilities	(1.1)	—	(1.1)	(0.8)	—	(0.8)
Other net revenues	0.5	—	0.5	4.8	—	4.8

Total revenues	(0.6)	—	(0.6)	67.5	—	67.5

Cost of revenues from consolidated clean-coal production facilities	—	—	—	64.0	—	64.0
Compensation	2.4	—	2.4	3.0	—	3.0
Operating	4.3	—	4.3	3.7	—	3.7
Interest	9.5	—	9.5	8.6	—	8.6
Depreciation	0.1	—	0.1	0.1	—	0.1

Total expenses	16.3	—	16.3	79.4	—	79.4

Loss before income taxes	(16.9)	—	(16.9)	(11.9)	—	(11.9)
Benefit for income taxes	(7.5)	—	(7.5)	(8.4)	—	(8.4)

Net loss	$(9.4)	$—	$(9.4)	$(3.5)	$—	$(3.5)

Diluted net loss per share	$(0.08)	$—	$(0.08)	$(0.04)	$—	$(0.04)

EBITDAC
Net loss	$(9.4)	$—	$(9.4)	$(3.5)	$—	$(3.5)
Benefit for income taxes	(7.5)	—	(7.5)	(8.4)	—	(8.4)
Interest	9.5	—	9.5	8.6	—	8.6
Depreciation	0.1	—	0.1	0.1	—	0.1

EBITDAC	$(7.3)	$—	$(7.3)	$(3.2)	$—	$(3.2)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - This represents revenues from eight clean-coal production operations that were built in 2009 which we initially consolidated due to our majority ownership interest. As of March 1, 2010, we sold portions of our ownership in six of the operations, which we no longer consolidated as of that date and are now accounted for using equity method accounting. We continue to consolidate the remaining two operations which did not run in the three-month periods ended March 31, 2011 and 2010.

•

Royalty income from clean-coal licenses - This represents revenues related to Chem-Mod. We have a 42% ownership interest in Chem-Mod and are required to consolidate its operations into our consolidated financial statements. The royalty income for the three-month periods ended March 31, 2011 is lower than the same period in 2010 due to the lack of production in 2011 while Chem-Mod’s licensees are awaiting permanent operating permits and/or agreements to run facilities. Expenses related to Chem-Mod in the three-month periods ended March 31, 2011 and 2010 were $0.4 million and $0.7 million, respectively.

•

Loss from unconsolidated clean-coal production facilities - This includes losses related to our equity portion of the pretax losses of the six clean-coal production operations discussed above and the production based income from the investors in the six operations. These operations did not run in the three-month period ended March 31, 2011 except for one small facility.

•

Other net revenues - In 2011, other net revenues consists of our equity portion of the earnings from our investment in three venture capital funds. In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales of portions of our ownership in the six clean-coal production operations discussed above.

Cost of revenues - Cost of revenues from consolidated clean-coal production facilities includes the costs incurred by the eight clean-coal production operations to generate the revenues discussed above.

Compensation expense - Compensation expense for the three-month periods ended March 31, 2011 and 2010, respectively, includes salary and benefit expenses of $1.3 million and $1.2 million and incentive compensation of $1.1 million and $1.8 million, respectively. The decrease in compensation expenses for the three-month period ended March 31, 2011 compared to the same period in 2010 is primarily due to decreased incentive compensation related to the IRC Section 45 facilities.

Operating expenses - Operating expense in the three-month period ended March 31, 2011 primarily includes banking and related fees of $0.8 million, company-wide award and sales meeting expense of $0.5 million, external professional fees and other due diligence costs related to 2011 acquisitions of $1.7 million and other corporate operating expenses of $0.7 million. Operating expense in the three-month period ended March 31, 2010 primarily includes costs related to the clean-coal activities of $1.1 million, external professional fees and other due diligence costs related to 2010 acquisitions of $1.5 million and other corporate operating expenses of $0.8 million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2011 compared to the same period in 2010 is primarily due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($0.9 million).

Depreciation - Depreciation expense in the three-month period ended March 31, 2011 was relatively unchanged compared to the same period in 2010.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended March 31, 2011 was 35.3% compared to 31.9% for the same period in 2010. The increase in the rate for the three-month period ended March 31, 2011 compared to 2010 was primarily the result of the impact of IRC Section 45 tax credits that were generated in 2010.

The following provides non-GAAP information that we believe is helpful when comparing 2011 and 2010 operating results for the corporate segment (in millions):

	2011			2010
Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(10.3)	$4.1	$(6.2)	$(8.8)	$3.5	$(5.3)
Clean-energy ventures	(2.6)	2.2	(0.4)	(0.4)	4.0	3.6
Acquisition costs	(1.7)	0.5	(1.2)	(1.5)	0.6	(0.9)
Corporate	(2.3)	0.7	(1.6)	(1.2)	0.3	(0.9)

Total	$(16.9)	$7.5	$(9.4)	$(11.9)	$8.4	$(3.5)

Interest and banking costs includes expenses related to our debt. Clean-energy ventures include the operating results related to our ownership interests in the eight commercial clean-coal operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and in 2011, costs related to a company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean-energy operations - We have ownership positions in eight commercial clean-coal operations. We own approximately 25% of six of these operations. During most of the first nine months of 2010, these six operations produced refined coal under temporary regulatory operating permits. As planned, these operations curtailed most production in fourth quarter 2010 and first quarter 2011 to perform testing routines in connection with applying for permanent regulatory operating permits. In January 2011, one of the six operations received its permanent regulatory operating permit and in April 2011 two additional operations received their permanent regulatory operating permits. The operation that received its permit in January has been running since it received the permit. The two operations that received permits in April 2011 began production in mid-April. These three operations are considered low volume operations. While we anticipate receiving the remaining three permits in second quarter 2011, we cannot predict with certainty when the permanent permits will be issued. The three operations that have received permanent permits to date, at planned production levels, could together generate approximately $1.0 million of quarterly net earnings through 2019. The three operations that have not yet received permanent permits, at planned production levels, could together generate approximately $3.0 to $5.0 million of quarterly net earnings through 2019.

In addition, we own 90% of the other two operations, which as planned, did not produce refined coal in first quarter 2011 while we were seeking operating sites and potential co-investors for these operations. We are currently in negotiations for these two operations. Although we expect to have them in production by third or fourth quarter 2011, we cannot predict with certainty when the negotiations will be complete, when sites will be secured or when permanent regulatory operating permits will be issued. If these two operations are running at planned levels, they could together generate up to $3.0 to $5.0 million of quarterly net earnings through 2019.

Chem-Mod is in the early stages of commercializing and marketing its Chem-Mod™ Solution technologies to their principal customers, coal-fired power plants owned by utility companies, including those utilities that are operating with the clean-coal production facilities that we built.

Our ability to recoup clean-coal related investments and generate earnings is subject to significant risk and uncertainties relating to, among other things, our utility partners’ ability to obtain long-term permits, the facilities’ compliance with IRC Section 45, possible future changes in regulations, the utilities’ use of coal to produce electricity, the operations of the facilities, our co-investors and operational partners, and the defense of their intellectual property. Also, while we believe that refined coal production at the clean-coal production operations using the Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, we can make no assurance that the production will continue to meet the requirements of IRC Section 45.

See the risk factors regarding our IRC Section 45 facilities under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding these risks and uncertainties. Also see Note 12 to the consolidated financial statements.

Financial Condition and Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of our business operations. The insurance brokerage industry is not capital intensive. Historically, our capital requirements have primarily included dividend payments on our common stock, repurchases of our common stock, funding of our investments, acquisitions of brokerage and risk management operations and capital expenditures.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flow from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future.

Cash used by operating activities was $7.3 million for the three-month period ended March 31, 2011. Cash provided by operating activities was $3.5 million for the three-month period ended March 31, 2010. The decrease in cash provided by operating activities during the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to increases in payments related to income taxes, incentive compensation, interest and pension plan funding. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings, adjusted for non-cash items, in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held as fiduciary funds are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirement for our plan, which is $0.3 million in 2011. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During the three-month periods ended March 31, 2011 and 2010, we made discretionary contributions of $1.8 million and $1.5 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make contributions to the plan in future years.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $8.3 million and $6.0 million for the three-month periods ended March 31, 2011 and 2010, respectively. In 2011, we expect total expenditures for capital improvements to be approximately $30.0 to $35.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $19.1 million and $4.3 million in the three-month periods ended March 31, 2011 and 2010, respectively. We completed four acquisitions and three acquisitions in the three-month periods ended March 31, 2011 and 2010, respectively. Annualized revenues of entities acquired in 2011 and 2010 totaled approximately $27.2 million and $5.6 million, respectively.

During the three-month period ended March 31, 2011, we issued 48,000 shares of our common stock, paid $1.7 million in cash and accrued $12.6 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.8 million. During the three-month period ended

March 31, 2010, we issued 368,000 shares of our common stock, paid $1.3 million in cash and accrued $7.5 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $5.8 million.

Dispositions - During the three-month periods ended March 31, 2011 and 2010, we sold several small books of business and recognized one-time gains of $1.1 million and $0.9 million, respectively, which approximated the cash proceeds we received related to these transactions.

Outlook - We believe that we have sufficient capital to meet our short-and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business.

Cash Flows From Financing Activities

On July 15, 2010, we entered into an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions. Although we are not currently experiencing any limitation of access to the Credit Agreement and are not aware of any issues currently impacting the ability or willingness of the lenders under the Credit Agreement to honor their commitments to extend credit, the U.S. and global credit environment could adversely affect our ability to borrow under the Credit Agreement in the future.

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. No borrowings were outstanding under the Credit Agreement at March 31, 2011. Due to outstanding letters of credit, $483.9 million remained available for potential borrowings under the Credit Agreement at March 31, 2011.

At March 31, 2011, we had $675.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2011, 2009 and 2007 and a cash and cash equivalent balance of $333.2 million. In first quarter 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $125.0 million in aggregate debt (included in the $675.0 million noted above). See Note 5 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the three-month period ended March 31, 2010, we borrowed $35.0 million under our prior credit agreement. Principal uses of the 2010 borrowings under the prior credit agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. We made no borrowings under the Credit Agreement in the three-month period ended March 31, 2011.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at March 31, 2011.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2011, we declared $36.7 million in cash dividends on our common stock, or $.33 per common share, which was paid on April 15, 2011 to shareholders of record at March 31, 2011. On April 21, 2011, we announced a quarterly dividend for second quarter 2011 of $.33 per common share, a 3% increase over second quarter 2010. If the dividend is maintained at $.33 per common share throughout 2011, this dividend level would result in annualized net cash used by financing activities in 2011 of approximately $145.5 million (based on the number of outstanding shares as of March 31, 2011) or an increase in cash used of approximately $9.4 million compared to 2010.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the three-month periods ended March 31, 2011 and 2010 were $26.3 million and $12.0 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 12, 2009, our stockholders approved the 2009 Long-Term Incentive Plan (which we refer to as the LTIP). All of our officers, employees and non-employee directors and persons expected to become officers, employees or non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 709,000 shares (less any shares of restricted stock issued under the LTIP - 165,000 shares of our common stock were available for this purpose) were available for grant under the LTIP at March 31, 2011. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2011 and 2010 and we believe this favorable trend will continue in the foreseeable future.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 13 to our consolidated financial statements for additional discussion of these obligations and commitments. In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 5, 12 and 13 to the consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Combinations and Dispositions

See Note 3 to the consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2011. We did not have any material dispositions during the three-month periods ended March 31, 2011 and 2010.

Information Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (which we refer to as the PSLRA) found at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act). We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (SEC), press releases, our website, earnings calls or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the PSLRA and the Exchange Act.

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, capital structure, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean-energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•	We are subject to regulation worldwide including insurance industry and federal and state employment regulation, and such regulations could change at any time;

•	The 2010 U.S. Healthcare Reform Legislation may prove more harmful than helpful to our overall business results;

•	We are subject to a number of contingencies and legal proceedings that would adversely affect our results, if determined unfavorably to us;

•

The portion of our revenues consisting of contingent and supplemental commissions is less predictable than standard commissions, and our results could be adversely affected if we are unable to meet insurance companies’ thresholds for paying these types of commissions, or if insurance companies increase their estimates of loss reserves (over which we have no control);

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

The foregoing and other risks and uncertainties are described in more detail in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page of this report. We undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2011 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our cash and cash equivalents investment portfolio at March 31, 2011 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2011.

We have other investments that have valuations that are indirectly influenced by equity markets and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

At March 31, 2011, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at March 31, 2011 was $728.4 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2011 and the resulting fair values would be $38.8 million higher than their carrying value.

At March 31, 2011, we had no borrowings outstanding under the Credit Agreement. However, in the event that we do have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2011 and the resulting fair values would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from our U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian and Canadian operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2011 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $1.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2011 (a strengthening of the U.S. dollar), earnings before income taxes would increase by approximately $1.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2011 and 2010, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect us against significant U.K. currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to our consolidated financial statements for the three-month periods ended March 31, 2011 and 2010.

Item 4. Controls and Procedures

As of March 31, 2011, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the first quarter of 2011. Under the repurchase plan, as of March 31, 2011, we continue to have the authority to repurchase approximately 10,000,000 shares. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the first quarter of 2011, we issued an aggregate of 854,000 unregistered shares of our common stock, with an aggregate value of approximately $26.0 million, in separate transactions, as partial consideration to registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, each of whom were sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares by the recipients.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(in millions)
The Gleason Agency, Inc. & its affiliate Gleason Financial, Ltd.	February 4, 2011	342,000	$10.1
James F. Reda & Associates, LLC	February 8, 2011	75,000	2.3
Woodbrook Underwriting Agencies Limited	March 2, 2011	437,000	13.6

Item 6. Exhibits

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 29, 2011	By:	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March  31, 2011

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.