Form 10-Q
period 2011-06-30
GALLAGHER ARTHUR J & CO
filed 2011-08-03
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of June 30, 2011 was 112,152,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Commissions	$296.0	$257.0	$521.7	$461.2
Fees	214.7	179.4	403.7	344.4
Supplemental commissions	14.0	10.6	27.5	38.5
Contingent commissions	7.9	8.7	24.7	24.2
Investment income and gains realized on books of business sales	4.7	2.7	7.7	5.0
Revenues from clean-coal activities	9.2	2.4	8.1	65.1
Other net revenues (loss)	(0.4)	(1.3)	0.1	3.5

Total revenues	546.1	459.5	993.5	941.9

Compensation	324.8	275.8	619.9	538.0
Operating	108.2	87.4	202.2	168.6
Cost of revenues from clean-coal activities	11.7	—	11.7	64.0
Interest	10.6	8.7	20.1	17.3
Depreciation	9.1	8.0	17.2	15.7
Amortization	18.3	16.6	34.7	30.5
Change in estimated acquisition earnout payables	(2.5)	(0.9)	(1.7)	1.0

Total expenses	480.2	395.6	904.1	835.1

Earnings from continuing operations before income taxes	65.9	63.9	89.4	106.8
Provision for income taxes	24.2	22.0	32.5	35.7

Earnings from continuing operations	41.7	41.9	56.9	71.1

Discontinued operations:
Earnings on discontinued operations before income taxes	—	3.0	—	3.0
Provision for income taxes	—	0.9	—	0.9

Earnings from discontinued operations	—	2.1	—	2.1

Net earnings	$41.7	$44.0	$56.9	$73.2

Basic net earnings per share:
Earnings from continuing operations	$0.38	$0.40	$0.52	$0.69
Earnings from discontinued operations	—	0.02	—	0.02

Net earnings	$0.38	$0.42	$0.52	$0.71

Diluted net earnings per share:
Earnings from continuing operations	$0.37	$0.40	$0.51	$0.69
Earnings from discontinued operations	—	0.02	—	0.02

Net earnings	$0.37	$0.42	$0.51	$0.71

Dividends declared per common share	$0.33	$0.32	$0.66	$0.64

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2011	December 31, 2010
	(Unaudited)
Cash and cash equivalents	$263.2	$249.8
Restricted cash	732.9	599.7
Premiums and fees receivable	1,292.9	750.1
Other current assets	127.0	126.4

Total current assets	2,416.0	1,726.0
Fixed assets - net	87.7	75.8
Deferred income taxes	234.1	245.2
Other noncurrent assets	208.8	181.8
Goodwill - net	1,072.9	883.7
Amortizable intangible assets - net	562.4	483.5

Total assets	$4,581.9	$3,596.0

Premiums payable to insurance and reinsurance companies	$1,927.8	$1,250.3
Accrued compensation and other accrued liabilities	216.1	226.5
Unearned fees	64.5	60.5
Other current liabilities	43.7	40.0
Corporate related borrowings - current	35.0	—

Total current liabilities	2,287.1	1,577.3
Corporate related borrowings - noncurrent	675.0	550.0
Other noncurrent liabilities	417.0	362.0

Total liabilities	3,379.1	2,489.3

Stockholders’ equity:
Common stock- issued and outstanding 112.2 shares in 2011 and 108.4 shares in 2010	112.2	108.4
Capital in excess of par value	615.6	507.8
Retained earnings	471.3	488.3
Accumulated other comprehensive earnings	3.7	2.2

Total stockholders’ equity	1,202.8	1,106.7

Total liabilities and stockholders’ equity	$4,581.9	$3,596.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2011	2010
Cash flows from operating activities:
Earnings from continuing operations	$56.9	$71.1
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net gain on investments and other	(1.2)	(3.3)
Depreciation and amortization	51.9	46.2
Change in estimated acquisition earnout payables	(1.7)	1.0
Amortization of deferred compensation and restricted stock	3.8	3.3
Stock-based and other noncash compensation expense	8.8	3.9
Net change in restricted cash	(14.7)	(34.3)
Net change in premiums receivable	(214.9)	(196.9)
Net change in premiums payable	259.5	222.3
Net change in other current assets	1.4	3.4
Net change in accrued compensation and other accrued liabilities	(55.5)	(30.4)
Net change in fees receivable/unearned fees	1.7	(6.3)
Net change in income taxes payable	(1.6)	8.7
Net change in deferred income taxes	10.4	12.9
Net change in other noncurrent assets and liabilities	(7.4)	(11.0)

Net cash provided by operating activities of continuing operations	97.4	90.6
Earnings from discontinued operations	—	2.1
Noncash items related to discontinued operations	—	(3.1)

Net cash provided by operating activities	97.4	89.6

Cash flows from investing activities:
Net additions to fixed assets	(17.1)	(13.0)
Cash paid for acquisitions, net of cash acquired	(213.0)	(25.0)
Net proceeds from sales of operations	10.0	—
Net proceeds from investment transactions	0.1	13.2

Net cash used by investing activities	(220.0)	(24.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	46.7	23.1
Tax impact from issuance of common stock	2.0	2.4
Repurchases of common stock	(1.1)	(0.3)
Dividends paid	(71.6)	(65.9)
Borrowings on line of credit facility	85.0	48.0
Repayments on line of credit facility	(50.0)	(48.0)
Borrowings of long-term debt	125.0	—

Net cash provided (used) by financing activities	136.0	(40.7)

Net increase in cash and cash equivalents	13.4	24.1
Cash and cash equivalents at beginning of period	249.8	205.9

Cash and cash equivalents at end of period	$263.2	$230.0

Supplemental disclosures of cash flow information:
Interest paid	$17.4	$17.3
Income taxes paid	21.2	12.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings	Total
	Shares	Amount
Balance at December 31, 2010	108.4	$108.4	$507.8	$488.3	$2.2	$1,106.7
Net earnings	—	—	—	56.9	—	56.9
Net change in pension liability,net of taxes of $0.3 million	—	—	—	—	0.5	0.5
Foreign currency translation	—	—	—	—	1.0	1.0

Comprehensive earnings						58.4
Compensation expense related to stock option plan grants	—	—	3.0	—	—	3.0
Tax impact from issuance of common stock	—	—	2.0	—	—	2.0
Common stock issued in:
Ten purchase transactions	2.0	2.0	56.0	—	—	58.0
Stock option plans	1.7	1.7	41.2	—	—	42.9
Employee stock purchase plan	0.1	0.1	3.7	—	—	3.8
Deferred compensation and restricted stock	—	—	3.0	—	—	3.0
Common stock repurchases	—	—	(1.1)	—	—	(1.1)
Cash dividends declared on common stock	—	—	—	(73.9)	—	(73.9)

Balance at June 30, 2011	112.2	$112.2	$615.6	$471.3	$3.7	$1,202.8

See notes to consolidated financial statements.

Notes to June 30, 2011 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by our brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by our risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean-energy and other investments. We are headquartered in Itasca, Illinois, have operations in 16 countries and conduct business in more than 110 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2010 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

In the preparation of our consolidated financial statements as of June 30, 2011, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

3. Business Combinations

During the six-month period ended June 30, 2011, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
The Gleason Agency, Inc. & its affiliate Gleason Financial, Ltd. (TGA) January 1, 2011	342	$9.1	$4.3	$—	$1.0	$—	$14.4	$6.5
James F. Reda & Associates, LLC February 1, 2011	75	2.2	1.1	—	0.1	0.8	4.2	2.7
Woodbrook Underwriting Agencies Limited (WUA) March 2, 2011	437	13.6	1.2	—	1.6	2.3	18.7	2.4
Risk Planners, Inc. March 4, 2011	—	—	7.2	—	—	—	7.2	—
Blue Water Benefits, Inc. (BWB) April 1, 2011	—	—	7.1	—	0.1	1.9	9.1	5.8
Fish & Schulkamp, Inc. May 1, 2011	81	2.0	0.5	—	0.3	0.1	2.9	0.4
ITI Solutions Pte Ltd. May 1, 2011	—	—	2.4	—	—	0.6	3.0	0.8
Meyers-Reynolds & Associates, Inc. (MRA) May 1, 2011	488	14.0	12.0	—	2.0	5.9	33.9	18.0
Heath Lambert Group Holdings, Ltd. (HLG) May 13, 2011	—	—	177.8	—	—	—	177.8	—
Bushong Insurance Associates, Inc. June 1, 2011	64	1.8	0.7	—	0.2	0.1	2.8	1.5
Independent Fiduciary Services, Inc. (IFS) June 1, 2011	328	9.0	0.7	—	0.3	2.8	12.8	7.0
Mortgage Insurance Agency, Ltd. June 1, 2011	—	—	1.0	2.6	—	1.1	4.7	2.2
One other acquisition completed in second quarter	—	—	3.7	—	—	—	3.7	—

	1,815	$51.7	$219.7	$2.6	$5.6	$15.6	$295.2	$47.3

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. During the three-month periods ended June 30, 2011 and 2010, we recognized $1.9 million and $1.6 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2011, 2010 and 2009 acquisitions. During the six-month periods ended June 30, 2011 and 2010, we recognized $3.9 million and $3.0 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2011, 2010 and 2009 acquisitions. In addition, during the three-month periods ended June 30, 2011 and 2010, we recognized $4.4 million and $2.5 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions in each period. In addition, during the six-month periods ended June 30, 2011 and 2010, we recognized $5.6 million and $2.0 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for seven acquisitions and four acquisitions, respectively. The aggregate amount of maximum earnout obligations related to the 2009, 2010 and 2011 acquisitions was $259.1 million, of which $100.9 million was recorded in our consolidated balance sheet as of June 30, 2011 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations were not fixed and determinable as of their acquisition date. We will generally record future payments made under these arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2011 was $127.1 million related to acquisitions we made from 2007 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2011 based on preliminary purchase price allocations (in millions):

	TGA	WUA	BWB	MRA	HLG	IFS	Seven Other Acquisitions	Total
Cash	$0.1	$—	$—	$—	$14.4	$0.1	$0.6	$15.2
Other current assets	4.3	1.0	—	12.4	420.1	1.5	13.3	452.6
Fixed assets	0.3	—	—	0.3	7.6	0.4	0.3	8.9
Noncurrent assets	0.2	1.6	—	—	9.3	—	—	11.1
Goodwill	7.2	12.2	4.1	21.5	116.6	9.7	11.5	182.8
Expiration lists	9.4	7.4	4.9	11.3	62.9	4.8	19.8	120.5
Non-compete agreements	0.1	—	0.1	0.2	1.6	0.2	0.5	2.7

Total assets acquired	21.6	22.2	9.1	45.7	632.5	16.7	46.0	793.8

Current liabilities	6.8	3.5	—	11.8	424.9	1.4	17.5	465.9
Noncurrent liabilities	0.4	—	—	—	29.8	2.5	—	32.7

Total liabilities assumed	7.2	3.5	—	11.8	454.7	3.9	17.5	498.6

Total net assets acquired	$14.4	$18.7	$9.1	$33.9	$177.8	$12.8	$28.5	$295.2

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $182.8 million, $120.5 million and $2.7 million, respectively, within the brokerage segment.

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

Expiration lists and non-compete agreements related to these acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. We use the straight-line method to amortize expiration lists and non-compete agreements because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month and six-months periods ended June 30, 2010, we wrote-off $2.3 million of amortizable intangible assets related to the brokerage segment. No such indicators were noted in the three-month and six-month periods ended June 30, 2011.

Of the $120.5 million of expiration lists and $2.7 million of non-compete agreements related to the 2011 acquisitions, $69.1 million and $1.8 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $18.3 million and a corresponding amount of goodwill in 2011 related to the nondeductible amortizable intangible assets.

During the six-month period ended June 30, 2011, we issued 153,000 shares of our common stock, paid $4.4 million in cash, and accrued $11.2 million in liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $10.3 million. During the six-month period ended June 30, 2010, we issued 703,000 shares of our common stock, paid $1.3 million in cash and accrued $5.4 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $12.2 million.

Our consolidated financial statements for the six-month period ended June 30, 2011 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2010 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Total revenues	$568.9	$517.5	$1,067.7	$1,050.4
Earnings from continuing operations	40.5	46.5	58.9	75.6
Basic earnings from continuing operations per share	0.36	0.44	0.53	0.72
Diluted earnings from continuing operations per share	0.36	0.44	0.53	0.72

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2010, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the six-month period ended June 30, 2011 totaled approximately $211.3 million. For the six-month period ended June 30, 2011, total revenues and earnings from continuing operations recorded in our 2011 consolidated statement of earnings related to the 2011 acquisitions in the aggregate were $34.5 million and $0.3 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at June 30, 2011 and December 31, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total

At June 30, 2011
United States	$859.5	$16.9	$—	$876.4
Foreign, principally Australia, Canada and the U.K.	196.3	0.2	—	196.5

Total goodwill - net	$1,055.8	$17.1	$—	$1,072.9

At December 31, 2010
United States	$806.8	$16.9	$—	$823.7
Foreign, principally Australia, Canada and the U.K.	59.8	0.2	—	60.0

Total goodwill - net	$866.6	$17.1	$—	$883.7

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2011 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2010	$866.6	$17.1	$—	$883.7
Goodwill acquired during the period	182.8	—	—	182.8
Goodwill related to earnouts recognized during the period	10.3	—	—	10.3
Goodwill adjustments due to appraisals and other purchase accounting adjustments	1.3	—	—	1.3
Goodwill written-off related to sales of operations	(3.6)	—	—	(3.6)
Foreign currency translation adjustments during the period	(1.6)	—	—	(1.6)

Balance as of June 30, 2011	$1,055.8	$17.1	$—	$1,072.9

Major classes of amortizable intangible assets at June 30, 2011 and December 31, 2010 consist of the following (in millions):

	June 30, 2011	December 31, 2010
Expiration lists	$806.0	$699.1
Accumulated amortization - expiration lists	(255.4)	(225.8)

	550.6	473.3

Non-compete agreements	26.2	23.8
Accumulated amortization - non-compete agreements	(20.4)	(19.7)

	5.8	4.1

Trade name	8.5	8.3
Accumulated amortization - trade name	(2.5)	(2.2)

	6.0	6.1

Net amortizable assets	$562.4	$483.5

Estimated aggregate amortization expense for each of the next five years is as follows:
2011 (remaining six months)		$37.5
2012		72.5
2013		71.0
2014		68.9
2015		65.9

Total		$315.8

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

We are also a party to a note purchase agreement dated November 30, 2009, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement. These notes require semi-annual payments of interest that are due in May and November of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2011. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreements are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of June 30, 2011. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2011, $16.5 million of letters of credit (for which we had $8.3 million of liabilities recorded at June 30, 2011) were outstanding under the Credit Agreement. There were $35.0 million of borrowings outstanding under the Credit Agreement at June 30, 2011. Accordingly, as of June 30, 2011, $448.5 million remained available for potential borrowings, of which $58.5 million may be in the form of additional letters of credit.

See Note 13 to the consolidated financial statements for additional discussion on our contractual obligations and commitments as of June 30, 2011.

The following is a summary of our corporate debt (in millions):

	June 30,	December 31,
	2011	2010
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	—
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	—

Total Note Purchase Agreements	675.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus upto 2.00%, expires July 14, 2014	35.0	—

	$710.0	$550.0

The fair value of the $675.0 million in debt under the note purchase agreements at June 30, 2011 was $743.8 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Earnings from continuing operations	$41.7	$41.9	$56.9	$71.1
Earnings from discontinued operations	—	2.1	—	2.1

Net earnings	$41.7	$44.0	$56.9	$73.2

Weighted average number of common shares outstanding	111.0	104.4	110.2	103.6
Dilutive effect of stock options using the treasury stock method	0.8	0.2	0.9	0.2

Weighted average number of common and common equivalent shares outstanding	111.8	104.6	111.1	103.8

Basic net earnings per share:
Earnings from continuing operations	$0.38	$0.40	$0.52	$0.69
Earnings from discontinued operations	—	0.02	—	0.02

Net earnings	$0.38	$0.42	$0.52	$0.71

Diluted net earnings per share:
Earnings from continuing operations	$0.37	$0.40	$0.51	$0.69
Earnings from discontinued operations	—	0.02	—	0.02

Net earnings	$0.37	$0.42	$0.51	$0.71

Options to purchase 4.0 million and 9.6 million shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.8 million and 11.4 million shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

7. Stock Option Plans

Long-Term Incentive Plan

On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan (which we refer to as the 2009 LTIP). The LTIP term began May 10, 2011 and terminates on the date of the annual meeting of stockholders that occurs during the year of the seventh anniversary of its effective date, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. A stock appreciation right entitles the holder to receive upon exercise (subject to withholding taxes), cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

As of the effective date of the plan, 6.1 million shares of our common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or the 2009 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by us to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

Shares of our common stock available for issuance under the plan include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year of the company to any person is $3.0 million.

The LTIP provides for the grant of stock options, which may be either tax-qualified incentive stock options or non-qualified options and stock appreciation rights. The compensation committee determines the period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option.

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

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During the three-month periods ended June 30, 2011 and 2010, we recognized $2.2 million and $2.5 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2011 and 2010, we recognized $3.0 million and $3.5 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010
Expected dividend yield	4.5%	5.0%
Expected risk-free interest rate	2.7%	2.8%
Volatility	26.8%	27.1%
Expected life (in years)	6.0	6.1

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2011 and 2010, as determined on the grant date using the Black-Scholes option pricing model, was $5.25 and $3.90, respectively.

The following is a summary of our stock option activity and related information for 2011 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2011
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(1.7)	25.86
Forfeited or canceled	(0.1)	26.88

Ending balance	11.6	$27.14	3.76	$23.6

Exercisable at end of period	7.8	$27.02	3.16	$16.3

Ending vested and expected to vest	11.6	$27.13	3.75	$23.5

Options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP - see Note 9 to our consolidated financial statements) were available for grant under the LTIP at June 30, 2011.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2011 and 2010 amounted to $6.4 million and $6.1 million, respectively. As of June 30, 2011, we had approximately $22.6 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2011 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.79 - $ 24.13	2.4	4.05	$23.33	1.4	$22.93
24.58 - 26.79	2.3	2.60	25.30	1.9	25.25
26.87 - 27.25	2.4	4.05	27.21	1.6	27.21
27.35 - 29.42	2.8	3.78	29.09	2.1	29.10
29.45 - 36.94	1.7	4.52	31.77	0.8	32.64

$ 5.79 - $ 36.94	11.6	3.76	$27.14	7.8	$27.02

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

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2011 and 2010, we charged $0.3 million in each period to compensation expense related to this plan. During the six-month periods ended June 30, 2011 and 2010, we charged $0.6 million and $0.7 million, respectively, to compensation expense related to this plan. At June 30, 2011 and December 31, 2010, we recorded $7.5 million (related to 629,000 shares) and $8.1 million (related to 646,000 shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at June 30, 2011 and December 31, 2010 was $18.0 million and $18.8 million, respectively.

In first quarter 2011 and 2010, the compensation committee approved $6.5 million and $5.9 million, respectively, of cash awards in the aggregate to certain of our key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2011 and second quarter 2010, respectively. The fair value of the funded cash award assets at June 30, 2011 and December 31, 2010 was $29.9 million and $21.1 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended June 30, 2011 and 2010, we charged $0.9 million and $0.6 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2011 and 2010, we charged $1.7 million and $1.3 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2011 and 2010, cash and equity awards with an aggregate fair value of $0.5 million and $0.4 million were vested and distributed to employees under this plan.

9. Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 7 to our consolidated financial statements, on May 10, 2011, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2009 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At June 30, 2011, 1.2 million shares were available for grant under the LTIP for such awards.

In first quarter 2011 and 2010, we granted 200,000 and 185,000 shares, respectively, of our common stock to employees under the 2009 LTIP with an aggregate fair value of $6.2 million and $4.5 million, respectively, at the date of grant. In second quarter 2011 and 2010, we granted 20,000 and 29,000 shares, respectively, of our common stock to employees under the 2009 LTIP with an aggregate fair value of $0.6 million at the dates of each grant.

The 2011 and 2010 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 200,000 shares granted in first quarter 2011 and 185,000 shares granted in first quarter 2010, vest in full based on continued employment through March 8, 2015 and March 3, 2014, respectively.

We account for restricted stock at historical cost, which equals the fair market value of the award at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2011 and 2010, we charged $1.9 million and $1.6 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2011. During the six-month periods ended June 30, 2011 and 2010, we charged $3.2 million and $2.6 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2011. At June 30, 2011 and December 31, 2010, we recorded $1.6 million (related to 168,000 shares) and $2.1 million (related to 188,000 shares), respectively, of unearned restricted stock outstanding as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at June 30, 2011 and 2010 was $28.2 million and $21.0 million, respectively. During the six-month periods ended June 30, 2011 and 2010, equity awards (including accrued dividends) with an aggregate fair value of $4.5 million and $1.0 million were vested and distributed to employees under this plan.

Cash Awards

On March 8, 2011, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2011 provisional award will fully vest based on continuous employment through January 1, 2014 and the provisional cash award units are based on EBITAC growth achieved. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2013, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2014. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2011 related to the 2011 provisional award under the Program.

On March 2, 2010, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to our officers and key employees that were denominated in units (706,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms discussed above for the 2011 provisional award. However, based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2011 or 2010 related to this provisional award.

On March 4, 2009, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to our officers and key employees that are denominated in units (1.3 million units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2009 provisional award were similar to the terms discussed above for the 2011 provisional award. However, the units granted for the 2009 provisional award will fully vest based on continuous employment through January 1, 2012. Based on our performance for 2009, we granted 1.2 million units under the Program in first quarter 2010 that will fully vest on January 1, 2012. During the three-month periods ended June 30, 2011 and 2010, we charged $3.2 million and $3.4 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2011 and 2010, we charged $6.4 million and $7.0 million, respectively, to compensation expense related to these awards.

During the three-month and six-month periods ended June 30, 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

10. Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. Currently, 1.2 million shares of our common stock are reserved for future issuance under the ESPP.

The quarterly ESPP information for the six-month periods ended June 30, 2011 and 2010 is as follows (in millions, except per share and share data):

2011	1st Quarter	2nd Quarter
Fair market value per share at date of purchase	$30.41	$28.54
Purchase price per share	$27.98	$27.11
Shares issued	92,000	64,000
Aggregate purchase price	$2.6	$1.7
2010
Fair market value per share at date of purchase	$24.55	$24.38
Purchase price per share	$21.21	$23.16
Shares issued	116,000	66,000
Aggregate purchase price	$2.5	$1.5

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	3.0	2.9	6.0	5.8
Expected return on plan assets	(3.8)	(3.3)	(7.5)	(6.6)
Amortization of net actuarial loss	0.4	0.5	0.8	1.0

Net periodic benefit (income) cost	$(0.3)	$0.2	$(0.5)	$0.4

We are required under the IRC to make a minimum contribution to the plan for each of the 2011 and 2010 plan years of $0.3 million. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the six-month periods ended June 30, 2011 and 2010, we made discretionary contributions of $3.6 million and $3.0 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make minimum contributions to the plan in future years.

12. Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	June 30, 2011		December 31, 2010
		Funding
	Assets	Commitments	Assets
Clean-coal related ventures	$20.1	$1.6	$20.4
Biomass energy venture	—	—	0.4
Other investments	2.3	1.3	2.0

Total investments	$22.4	$2.9	$22.8

Clean-Coal Related Ventures

We own portions of various clean-coal production operations and two early-stage clean-coal ventures, all of which have been deemed to be variable interest entities (which we refer to as VIEs).

Eight Clean-Coal Operations - In 2009, we incurred capital expenditures totaling $31.4 million to build eight commercial clean-coal production operations, consisting of 14 plants, and placed each plant into service in December 2009 at several coal-fired utilities. These operations apply certain chemicals and technologies licensed from Chem-Mod, LLC (which we refer to as Chem-Mod) to coal feedstock which, when mixed, reduce harmful emissions. We sold portions of our ownership in six of these operations, which reduced our net investment to $22.3 million, and recognized a $4.8 million net pretax gain on the sales in first quarter 2010. We are currently seeking other utilities to purchase the coal produced by the two remaining operations and additional partners to invest in these operations.

These operations have been determined to be VIEs. For the first two months of 2010, we were required to consolidate the operating results of these operations because of our majority ownership position. Effective March 1, 2010, we sold a portion of our ownership interests in six of these operations. The membership agreements for each of these operations require the unanimous consent of the owners for every action that would denote control, which eliminated the requirement for us to consolidate these operations. These six operations are now accounted for using equity method accounting. At June 30, 2011, total assets and total liabilities of these six operations were approximately $49.0 million and $18.2 million, respectively. For the six-month period ended June 30, 2011, total revenues and expenses were $54.0 million and $59.2 million, respectively. We fund our portion of the obligations for each operation in accordance with our respective membership agreements. There are no additional debts or other obligations that we are committed to fund related to these operations. We continue to consolidate the remaining two operations.

Chem-Mod Clean-Coal Venture - At June 30, 2011, we held a 42% interest in Chem-Mod’s United States and Canadian operations and 20% of other international operations. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. We believe that the application of The Chem-Mod™ Solution qualifies for refined-coal tax credits under Internal Revenue Code (IRC) Section 45 when used with refined-coal plants placed-in-service by December 31, 2011.

Chem-Mod has been determined to be a VIE. We are deemed to be the primary beneficiary based on the level of control we exert on the operations of Chem-Mod, and therefore are required to consolidate this investment into our consolidated financial statements. At June 30, 2011, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $1.5 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

C-Quest Clean-Coal Venture - On April 15, 2010, we purchased an additional 3% interest in the global operations of C-Quest Technology LLC (which we refer to as C-Quest) for $1.5 million, which was subsequently written-off under equity method accounting. At June 30, 2011, we held an 8% interest in C-Quest’s global operations and the carrying value our investment in C-Quest was zero. We also have options to acquire an additional 19% interest in C-Quest’s global operations (total price $9.5 million) at any time on or prior to August 1, 2013. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we are not required to consolidate this investment into our consolidated financial statements.

Biomass Energy Ventures

We have made investments in various biomass energy ventures. At June 30, 2011, we retain a 13.4% equity interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell biogas. Our maximum exposure to a potential loss related to this investment was zero at June 30, 2011, which equaled the net carrying value of our investment in this venture.

Venture Capital Funds and Other

At June 30, 2011, our remaining investments of $2.3 million consisted of three venture capital funds totaling $1.8 million, a 20% interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of the eighteen ventures discussed above, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over the respective operations. At June 30, 2011, total assets and total debt of these fourteen ventures were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at June 30, 2011, which equaled the net aggregate carrying value of our investments in these ventures.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 12 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at June 30, 2011 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Note purchase agreements	$—	$—	$—	$100.0	$—	$575.0	$675.0
Credit Agreement	35.0	—	—	—	—	—	35.0

Total debt obligations	35.0	—	—	100.0	—	575.0	710.0
Operating lease obligations	56.2	65.0	48.1	32.8	26.8	49.9	278.8
Less sublease arrangements	(3.6)	(3.2)	(1.8)	(1.5)	(0.5)	—	(10.6)
Outstanding purchase obligations	4.1	6.2	4.3	2.1	—	—	16.7

Total contractual obligations	$91.7	$68.0	$50.6	$133.4	$26.3	$624.9	$994.9

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding as of June 30, 2011. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of June 30, 2011 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed

Off-Balance Sheet Commitments	2011	2012	2013	2014	2015	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.5	$16.5
Funding commitments	1.6	—	—	—	—	1.3	2.9

Total commitments	$1.6	$—	$—	$—	$—	$17.8	$19.4

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

Since January 1, 2002, we have acquired 169 companies, all of which were accounted for using the purchase accounting method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011, 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to these acquisitions was $259.1 million, of which $100.9 million was recorded in our consolidated balance sheet as of June 30, 2011 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of June 30, 2011 was $127.1 million related to acquisitions we made during the period from 2007 to 2008.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of control and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2011 or December 31, 2010 that was recourse to us.

At June 30, 2011, we had posted two letters of credit totaling $10.8 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2011, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2011 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.8 million and below the upper end of the actuarial range by $5.3 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At June 30, 2011, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At June 30, 2011, we had exposure on $148.8 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our June 30, 2011 consolidated balance sheet related to these indemnifications.

14. Comprehensive Earnings

The after-tax components of our comprehensive earnings consist of the following:

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Net earnings	$41.7	$44.0	$56.9	$73.2
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	0.2	0.2	0.5	0.5
Foreign currency translation	(3.0)	(4.3)	1.0	(4.8)

Comprehensive earnings	$38.9	$39.9	$58.4	$68.9

The after-tax components of our accumulated comprehensive earnings consist of the following:

	Pension Liability	Foreign Currency Translation	Accumulated Comprehensive Earnings
Balance as of December 31, 2010	$(18.3)	$20.5	$2.2
Net change in period	0.5	1.0	1.5

Balance as of June 30, 2011	$(17.8)	$21.5	$3.7

The foreign currency translation during the three-month and six-month periods ended June 30, 2011 and 2010 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

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

The corporate segment manages our interests in clean-energy and other investments. This segment also holds all of our corporate debt.

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

Financial information relating to our segments for 2011 and 2010 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Brokerage
Total revenues	$403.8	$347.0	$721.2	$651.4

Earnings from continuing operations before income taxes	$74.5	$62.8	$103.6	$102.2

Identifiable assets at June 30, 2011 and 2010			$3,530.6	$2,627.7

Risk Management
Total revenues	$133.5	$111.4	$264.1	$221.9

Earnings from continuing operations before income taxes	$9.8	$13.4	$21.1	$28.8

Identifiable assets at June 30, 2011 and 2010			$511.1	$395.3

Corporate
Total revenues	$8.8	$1.1	$8.2	$68.6

Loss from continuing operations before income taxes	$(18.4)	$(12.3)	$(35.3)	$(24.2)

Identifiable assets at June 30, 2011 and 2010			$540.2	$532.8

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2011, and the related consolidated statement of earnings for the three-month and six-month periods ended June 30, 2011 and 2010, the consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

August 3, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and six-month periods ended June 30, 2011. You should review this information in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2010.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see “Information Regarding Forward-Looking Statements” below for a discussion of risks and uncertainties related to these statements.

Information Regarding Non-GAAP Measures and Other

In this discussion and analysis, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted earnings from continuing operations per share (as adjusted), organic change in commission, fee and supplemental commission revenues, adjusted revenues, expenses and earnings from continuing operations, adjusted compensation expense ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentation of our 2011 and 2010 statements of earnings, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics of the company that will assist such persons in analyzing our operating results as they develop a future earnings outlook for the company. The after tax amounts related to the adjustments were computed using the effective tax rate for each respective period.

•

Adjusted revenues, expenses and earnings from continuing operations - We define these measures as revenues, expenses and earnings from continuing operations, respectively, each adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, as applicable. Acquisition related integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilatethe applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilatethe acquisition on to our IT related systems.

•	Adjusted ratios - Compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin and diluted earnings from continuing operations per share (as adjusted) provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, and diluted earnings from continuing operations per share (as adjusted) are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	EBITDAC - We define this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs and litigation settlements.

•

Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts.

•

Diluted earnings from continuing operations per share (as adjusted) - We define this measure as earnings from continuing operations adjusted to exclude the after-tax impact of gains realized from sales of books of business, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, divided by diluted weighted average shares outstanding.

Organic Revenues - Organic change in commission, fee and supplemental commission revenues excludes the first twelve months of net commission, fee and supplemental commission revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the change in organic revenues that is associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, expenses and earnings from continuing operations, EBITDAC, EBITDAC margin, Adjusted EBITDAC, Adjusted EBITDAC margin, Diluted Earnings From Continuing Operations Per Share (As Adjusted) and organic change in commission, fee and supplemental commission revenues.

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

Overview and Second Quarter 2011 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the United States and abroad. We generate approximately 82% of our revenues domestically, with the remaining 18% derived in Australia, Bermuda, Canada, New Zealand and the U.K. (based on 2011 reported revenues). We expect that by the end of 2011, we will generate approximately 77% of our revenues domestically and approximately 23% internationally. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 73%, 27% and less than 1%, respectively, to revenues during the six-month period ended June 30, 2011. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean-energy and other investments.

Even though we have generated positive organic growth in first and second quarters of 2011 in both the brokerage and risk management segments, the economic downturn has continued to provide headwinds for our business in second quarter 2011. Through first quarter 2011, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates had again declined for the 29th consecutive quarter, although the rate of decrease slowed from that reported in fourth quarter 2010. The second quarter report indicated that rates remained stable with negligible declines. Strong competition for new business among property/casualty insurance carriers attempting to increase market share in a weak economy continued to put pressure on rates. In addition, insureds also added to the pressure on rates as they negotiated to get the best terms and rates from property/casualty insurance carriers. The CIAB does not expect to see overall pricing turn upward until demand picks up and excess capacity in the marketplace diminishes. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the United States. We have not seen overall rates increase in second quarter 2011.

Despite the headwinds, our operating results improved in second quarter 2011 compared to the same period in 2010 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 16%, organic revenues were up 2.1%, earnings from continuing operations were up 19% and adjusted EBITDAC was up 13%. In addition, we completed nine acquisitions totaling $184.1 million of annualized revenues.

•

In our risk management segment, total revenues and total adjusted revenues were both up 20%, organic revenues were up 5.9%, earnings from continuing operations were down 27% and adjusted EBITDAC was up 19%.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 17%, organic growth in commissions, fees and supplemental commissions was 3.7%, earnings from continuing operations were up 11% and adjusted EBITDAC was up 14%.

Results of Operations

Brokerage

The brokerage segment accounted for 73% of our revenue during the six-month period ended June 30, 2011. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

The following two tables provide GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing brokerage segment results for the three-month and six-month periods ended June 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30, 2011			Three-month period ended June 30, 2010

Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$296.0	$—	$296.0	$257.0	$—	$257.0
Fees	81.8	—	81.8	68.5	—	68.5
Supplemental commissions	14.0	—	14.0	10.6	—	10.6
Contingent commissions	7.9	—	7.9	8.7	—	8.7
Investment income and gains realized on books of business sales	4.1	(2.5)	1.6	2.2	(0.6)	1.6

Total revenues	403.8	(2.5)	401.3	347.0	(0.6)	346.4

Compensation	239.2	(7.4)	231.8	206.7	(3.2)	203.5
Operating	69.5	(1.8)	67.7	57.0	(4.0)	53.0
Depreciation	5.4	—	5.4	4.9	—	4.9
Amortization	17.7	—	17.7	16.5	(2.3)	14.2
Change in estimated acquisition earnout payables	(2.5)	4.4	1.9	(0.9)	2.5	1.6

Total expenses	329.3	(4.8)	324.5	284.2	(7.0)	277.2

Earnings from continuing operations before income taxes	74.5	2.3	76.8	62.8	6.4	69.2
Provision for income taxes	30.4	0.9	31.3	25.4	2.6	28.0

Earnings from continuing operations	$44.1	$1.4	$45.5	$37.4	$3.8	$41.2

Diluted earnings from continuing operations per share	$0.39	$0.02	$0.41	$0.36	$0.04	$0.40

Other Information
Change in diluted earnings from continuing operations per share	8%		3%	(12%)		(6%)
Growth in revenues	16%		16%	2%		2%
Organic growth (decline) in commissions and fees	2%		2%	(3%)		(3%)
Compensation expense ratio	59%		58%	60%		59%
Operating expense ratio	17%		17%	16%		15%
Effective income tax rate	41%		41%	40%		40%
Workforce at end of period (includes acquisitions)	7,848		7,848	6,186		6,186
Identifiable assets at June 30	$3,530.6		$3,530.6	$2,627.7		$2,627.7

EBITDAC
Earnings from continuing operations	$44.1	$1.4	$45.5	$37.4	$3.8	$41.2
Provision for income taxes	30.4	0.9	31.3	25.4	2.6	28.0
Depreciation	5.4	—	5.4	4.9	—	4.9
Amortization	17.7	—	17.7	16.5	(2.3)	14.2
Change in estimated acquisition earnout payables	(2.5)	4.4	1.9	(0.9)	2.5	1.6

EBITDAC	$95.1	$6.7	$101.8	$83.3	$6.6	$89.9

EBITDAC margin	24%		25%	24%		26%
EBITDAC growth (decline)	14%		13%	(7%)		(2%)

	Six-month period ended June 30, 2011			Six-month period ended June 30, 2010

Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$521.7	$—	$521.7	$461.2	$—	$461.2
Fees	140.9	—	140.9	123.4	—	123.4
Supplemental commissions	27.5	—	27.5	38.5	(14.7)	23.8
Contingent commissions	24.7	—	24.7	24.2	—	24.2
Investment income and gains realized on books of business sales	6.4	(3.6)	2.8	4.1	(1.5)	2.6

Total revenues	721.2	(3.6)	717.6	651.4	(16.2)	635.2

Compensation	449.2	(8.9)	440.3	398.2	(3.6)	394.6
Operating	126.5	(1.8)	124.7	110.3	(4.1)	106.2
Depreciation	10.1	—	10.1	9.5	—	9.5
Amortization	33.5	—	33.5	30.2	(2.3)	27.9
Change in estimated acquisition earnout payables	(1.7)	5.6	3.9	1.0	2.0	3.0

Total expenses	617.6	(5.1)	612.5	549.2	(8.0)	541.2

Earnings from continuing operations before income taxes	103.6	1.5	105.1	102.2	(8.2)	94.0
Provision for income taxes	41.8	0.6	42.4	41.3	(3.3)	38.0

Earnings from continuing operations	$61.8	$0.9	$62.7	$60.9	$(4.9)	$56.0

Diluted earnings from continuing operations per share	$0.55	$0.01	$0.56	$0.59	$(0.05)	$0.54

Other Information
Change in diluted earnings from continuing operations per share	(6%)		4%	(11%)		(7%)
Growth in revenues	11%		13%	3%		3%
Organic growth (decline) in commissions and fees	2%		2%	(4%)		(4%)
Compensation expense ratio	62%		61%	61%		62%
Operating expense ratio	18%		17%	17%		17%
Effective income tax rate	40%		40%	40%		40%
Workforce at end of period (includes acquisitions)	7,848		7,848	6,186		6,186
Identifiable assets at June 30	$3,530.6		$3,530.6	$2,627.7		$2,627.7

EBITDAC
Earnings from continuing operations	$61.8	$0.9	$62.7	$60.9	$(4.9)	$56.0
Provision for income taxes	41.8	0.6	42.4	41.3	(3.3)	38.0
Depreciation	10.1	—	10.1	9.5	—	9.5
Amortization	33.5	—	33.5	30.2	(2.3)	27.9
Change in estimated acquisition earnout payables	(1.7)	5.6	3.9	1.0	2.0	3.0

EBITDAC	$145.5	$7.1	$152.6	$142.9	$(8.5)	$134.4

EBITDAC margin	20%		21%	22%		21%
EBITDAC growth (decline)	2%		14%	(2%)		1%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($163.5 million). Heath Lambert sells nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. The transaction should generate approximately $158.0 million in annualized revenue.

The following provides non-GAAP information that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our second quarter 2011 results. Gallagher expects that it could take up to two years to fully integrate the Heath Lambert operations into its existing operations.

(in millions)	Reported in 2nd Q 11
Total revenues	$20.6
Compensation	(11.5)
Compensation - integration costs	(1.2)
Operating	(5.7)
Operating - integration costs	(1.8)

EBITDAC	$0.4

Adjusted EBITDAC (excludes integration costs)	$3.4

Amortization	$0.5

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended June 30, 2011 compared to the same period in 2010 was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2011 ($42.3 million). Commission and fees in the three-month period ended June 30, 2011 included new business production of $43.9 million, which was partially offset by renewal rate decreases and lost business of $33.9 million. Commissions increased 15% and fees increased 19% in the three-month period ended June 30, 2011 compared to the same period in 2010. Organic growth (decline) in commission and fee revenues for the three-month period ended June 30, 2011 was 2% compared to (3%) for the same period in 2010.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2011 compared to the same period in 2010 was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2011 ($63.0 million). Commission and fees in the six-month period ended June 30, 2011 included new business production of $78.7 million, which was partially offset by renewal rate decreases and lost business of $63.7 million. Commissions increased 13% and fees increased 14% in the six-month period ended June 30, 2011 compared to the same period in 2010. Organic growth (decline) in commission and fee revenues for the six-month period ended June 30, 2011 was 2% compared to (4%) for the same period in 2010.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2011 and 2010 include the following (in millions):

For the Three-Month Periods Ended June 30	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$296.0	$257.0	$257.0	$249.7
Fee revenues as reported	81.8	68.5	68.5	73.9
Less commission and fee revenues from acquisitions	(42.3)	—	(12.0)	—
Levelized foreign currency translation	—	3.1	—	0.4

Organic commission and fee revenues	$335.5	$328.6	$313.5	$324.0

Organic change in commission and fee revenues	2.1%		-3.2%

Supplemental Commissions
Supplemental commissions as reported	$14.0	$10.6	$10.6	$5.8
Less supplemental commissions from acquisitions	(0.1)	—	(1.0)	—
Timing items, net	—	—	—	4.4

Organic supplemental commissions	$13.9	$10.6	$9.6	$10.2

Organic change in supplemental commissions	31.1%		-5.9%

Contingent Commissions
Contingent commissions as reported	$7.9	$8.7	$8.7	$6.0
Less contingent commissions from acquisitions	(1.0)	—	(1.2)	—

Organic contingent commissions	$6.9	$8.7	$7.5	$6.0

Organic change in contingent commissions	-20.7%		25.0%

For the Six-Month Periods Ended June 30	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$521.7	$461.2	$461.2	$447.7
Fee revenues as reported	140.9	123.4	123.4	128.7
Less commission and fee revenues from acquisitions	(63.0)	—	(29.3)	—
Levelized foreign currency translation	—	3.9	—	2.3

Organic commission and fee revenues	$599.6	$588.5	$555.3	$578.7

Organic change in commission and fee revenues	1.9%		-4.0%

Supplemental Commissions
Supplemental commissions as reported	$27.5	$38.5	$38.5	$21.5
Less supplemental commissions from acquisitions	(0.7)	—	(3.2)	—
Timing items, net	—	(14.7)	(14.7)	(3.8)

Organic supplemental commissions	$26.8	$23.8	$20.6	$17.7

Organic change in supplemental commissions	12.6%		16.4%

Contingent Commissions
Contingent commissions as reported	$24.7	$24.2	$24.2	$19.8
Less contingent commissions from acquisitions	(2.9)	—	(2.5)	—

Organic contingent commissions	$21.8	$24.2	$21.7	$19.8

Organic change in contingent commissions	-9.9%		9.6%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2011, 2010, 2009 and 2008 by quarter are shown in the table below. As previously disclosed, many insurance carriers now provide sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. This situation should not occur again in 2011 and subsequent years as we anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

An analysis of supplemental and contingent commission revenues recognized in 2011, 2010, 2009 and 2008 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2011
Reported supplemental commissions	$13.5	$14.0			$27.5
Reported contingent commissions	16.8	7.9			24.7

Reported supplemental and contingent commissions	$30.3	$21.9			$52.2

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commissioninformation was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commissioninformation was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business. One-time book gains were $2.5 million and $0.6 million, respectively, for the three-month periods ended June 30, 2011 and 2010 and $3.6 million and $1.5 million, respectively, for the six-month periods ended June 30, 2011 and 2010. Investment income in the three-month and six-month periods ended June 30, 2011 remained relatively unchanged compared to the same periods in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to salary increases, one-time compensation payments, increases in incentive compensation linked to our overall operating results and increased headcount ($25.3 million in the aggregate), increases in employee benefits ($4.5 million) and the $5.8 million one-time earnout compensation charge discussed below, partially offset by decreases in severance related costs ($2.4 million), stock compensation expense ($0.6 million) and temporary-staffing expense ($0.1 million). The increase in employee headcount relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2011 and new production hires.

The increase in compensation expense for the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to salary increases, one-time compensation payments, increases in incentive compensation linked to our overall operating results and increased headcount ($41.4 million in the aggregate), increases in employee benefits ($5.6 million) and the $5.8 million one-time earnout compensation charge discussed below, partially offset by decreases in severance related costs ($1.3 million), stock compensation expense ($0.4 million) and temporary-staffing expense ($0.1 million). The increase in employee headcount relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2011 and new production hires.

During second quarter 2011, we recognized $5.8 million of compensation expense for an earnout obligation related to a prior year acquisition. Pursuant to ASC Subtopic 805-10-55-25 (formerly EITF 95-8), the portion of the earnout obligation that will be paid to our existing employees by the sellers once the earnout is settled, must be recorded as compensation expense in our statement of earnings.

Operating expenses - The increase in operating expenses for the three-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to increases in business insurance ($4.2 million), travel and entertainment expense ($3.1 million), professional fees ($3.1 million), office expense ($2.5 million), net rent and utilities ($2.1 million), licenses and fees ($1.4 million), sales development expense ($0.7 million) and bad debt expense ($0.3 million) slightly offset by favorable foreign currency translation ($1.1 million) and decreases in litigation settlement expense ($3.5 million) and lease termination charges ($0.4 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2011 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2011.

The increase in operating expenses for the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to increases in travel and entertainment expense ($4.9 million), business insurance ($4.6 million), professional fees ($3.5 million), office expense ($3.3 million), net rent and utilities ($2.6 million), licenses and fees ($1.7 million), sales development expense ($0.7 million) and bad debt expense ($0.3 million) slightly offset by favorable foreign currency translation ($0.8 million) and decreases in litigation settlement expense ($3.5 million), other expense ($1.2 million) and lease termination charges ($0.4 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2011 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2011.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2011 increased slightly compared to the same periods in 2010 due to depreciation expenses associated with acquisitions completed in the twelve-month period ended June 30, 2011.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists and non-compete agreements are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements). Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2010, we wrote-off $2.3 million of amortizable intangible assets related to the brokerage segment. No indicators of impairment were noted in the three-month and six-month periods ended June 30, 2011.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in the three-month period ended June 30, 2011 compared to the same period in 2010 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2011 and 2010, we recognized $1.9 million and $1.6 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009, 2010 and 2011 acquisitions. During the six-month periods ended June 30, 2011 and 2010, we recognized $3.9 million and $3.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009, 2010 and 2011 acquisitions. In addition, during the three-month periods ended June 30, 2011 and 2010, we recognized $4.4 million and $2.5 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions in each period. In addition, during the six-month periods ended June 30, 2011 and 2010, we recognized $5.6 million and $2.0 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for seven acquisitions and four acquisitions, respectively.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2011 and 2010 were 40.8% and 40.4%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2011 and 2010 were 40.3% and 40.4%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 27% of our revenue during the six-month period ended June 30, 2011. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing risk management segment results for the three-month and six-month periods ended June 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended			Three-month period ended
	June 30, 2011			June 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$132.9	$—	$132.9	$110.9	$—	$110.9
Investment income	0.6	—	0.6	0.5	—	0.5

Total revenues	133.5	—	133.5	111.4	—	111.4

Compensation	84.2	(3.9)	80.3	66.7	(0.2)	66.5
Operating	35.3	(2.2)	33.1	28.2	(0.2)	28.0
Depreciation	3.6	—	3.6	3.0	—	3.0
Amortization	0.6	—	0.6	0.1	—	0.1

Total expenses	123.7	(6.1)	117.6	98.0	(0.4)	97.6

Earnings from continuing operations before income taxes	9.8	6.1	15.9	13.4	0.4	13.8
Provision for income taxes	3.9	2.4	6.3	5.3	0.2	5.5

Earnings from continuing operations	$5.9	$3.7	$9.6	$8.1	$0.2	$8.3

Diluted earnings from continuing operations per share	$0.05	$0.04	$0.09	$0.08	$—	$0.08

Other information
Change in diluted earnings from continuing operations per share	(38%)		13%	0%		0%
Growth (decline) in revenues	20%		20%	(2%)		(2%)
Organic growth (decline) in fees	6%		6%	(3%)		(3%)
Compensation expense ratio	63%		60%	60%		60%
Operating expense ratio	26%		25%	25%		25%
Effective income tax rate	40%		40%	40%		40%
Workforce at end of period (includes acquisitions)	4,219		4,219	3,605		3,605
Identifiable assets at June 30	$511.1		$511.1	$395.3		$395.3

EBITDAC
Earnings from continuing operations	$5.9	$3.7	$9.6	$8.1	$0.2	$8.3
Provision for income taxes	3.9	2.4	6.3	5.3	0.2	5.5
Depreciation	3.6	—	3.6	3.0	—	3.0
Amortization	0.6	—	0.6	0.1	—	0.1

EBITDAC	$14.0	$6.1	$20.1	$16.5	$0.4	$16.9

EBITDAC margin	10%		15%	15%		15%
EBITDAC growth (decline)	(15%)		19%	1%		3%

	Six-month period ended			Six-month period ended
	June 30, 2011			June 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$262.8	$—	$262.8	$221.0	$—	$221.0
Investment income	1.3	—	1.3	0.9	—	0.9

Total revenues	264.1	—	264.1	221.9	—	221.9

Compensation	166.9	(7.9)	159.0	134.4	(0.2)	134.2
Operating	68.0	(3.5)	64.5	52.4	(0.2)	52.2
Depreciation	6.9	—	6.9	6.0	—	6.0
Amortization	1.2	—	1.2	0.3	—	0.3

Total expenses	243.0	(11.4)	231.6	193.1	(0.4)	192.7

Earnings from continuing operations before income taxes	21.1	11.4	32.5	28.8	0.4	29.2
Provision for income taxes	8.3	4.5	12.8	11.5	0.2	11.7

Earnings before continuing operations	$12.8	$6.9	$19.7	$17.3	$0.2	$17.5

Diluted earnings from continuing operations per share	$0.12	$0.06	$0.18	$0.17	$—	$0.17

Other information
Change in diluted earnings from continuing operations per share	(29%)		6%	0%		0%
Growth (decline) in revenues	19%		19%	(2%)		(2%)
Organic growth (decline) in fees	6%		6%	(4%)		(4%)
Compensation expense ratio	63%		60%	61%		60%
Operating expense ratio	26%		24%	24%		24%
Effective income tax rate	39%		39%	40%		40%
Workforce at end of period (includes acquisitions)	4,219		4,219	3,605		3,605
Identifiable assets at June 30	$511.1		$511.1	$395.3		$395.3

EBITDAC
Earnings before continuing operations	$12.8	$6.9	$19.7	$17.3	$0.2	$17.5
Provision for income taxes	8.3	4.5	12.8	11.5	0.2	11.7
Depreciation	6.9	—	6.9	6.0	—	6.0
Amortization	1.2	—	1.2	0.3	—	0.3

EBITDAC	$29.2	$11.4	$40.6	$35.1	$0.4	$35.5

EBITDAC margin	11%		15%	16%		16%
EBITDAC growth (decline)	(17%)		14%	4%		2%

Effective October 1, 2010, we acquired substantially all of the third-party administrator assets and managed care service operations of GAB Robins North America, Inc. (GAB Robins) for cash of $16.0 million, notes payable of $4.0 million and the assumption of certain claims handling run-off liabilities. Reported revenues related to GAB Robins were $11.7 million and $23.2 million in the three-month and six-month periods ended June 30, 2011, respectively.

Fees - The increase in fees for the three-month period ended June 30, 2011 compared to the same period in 2010 was due primarily to revenues associated with our acquisition of GAB Robins, new business and the impact of increased claim counts (total of $27.0 million), which were partially offset by lost business of $5.0 million. Organic growth (decline) in fee revenues for the three-month period ended June 30, 2011 was 6% compared to (3%) for the same period in 2010.

The increase in fees for the six-month period ended June 30, 2011 compared to the same period in 2010 was due primarily to revenues associated with our acquisition of GAB Robins, new business and the impact of increased claim counts (total of $52.1 million), which were partially offset by lost business of $10.3 million. Organic growth (decline) in fee revenues for the six-month period ended June 30, 2011 was 6% compared to (4%) for the same period in 2010.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2011 and 2010 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Domestic and international fees	$125.4	$107.1	$107.1	$107.9
International performance bonus fees	3.1	3.8	3.8	5.1
Adjusting fees related to international natural disasters	4.4	—	—	—

Fees as reported	132.9	110.9	110.9	113.0
Less fees from acquisitions	(11.7)	—	—	—
Levelized foreign currency translation	—	3.5	—	1.6

Organic fees	$121.2	$114.4	$110.9	$114.6

Organic change in fees	5.9%		-3.2%

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Domestic and international fees	$249.0	$214.0	$214.0	$217.5
International performance bonus fees	6.1	7.0	7.0	7.3
Adjusting fees related to international natural disasters	7.7	—	—	—

Fees as reported	262.8	221.0	221.0	224.8
Less fees from acquisitions	(23.2)	—	—	—
Levelized foreign currency translation	—	5.3	—	5.5

Organic fees	$239.6	$226.3	$221.0	$230.3

Organic change in fees	5.9%		-4.0%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2011 remained relatively unchanged compared to the same periods in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for severance, redundant headcount and temporary staffing related to GAB Robins) ($2.3 million), unfavorable foreign currency translation ($1.9 million), increased headcount and salaries ($8.4 million), temporary-staffing expense ($1.9 million), employee benefits expense ($1.6 million) and severance expense ($1.4 million).

The increase in compensation expense for the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for severance, redundant headcount and temporary staffing related to GAB Robins) ($5.4 million), unfavorable foreign currency translation ($2.9 million), increased headcount and salaries ($15.8 million), temporary-staffing expense ($4.0 million), severance expense ($2.3 million) and employee benefits expense ($2.1 million).

Operating expenses - The increase in operating expenses for the three-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for professional fees, redundant real estate and IT related to GAB Robins) ($0.7 million), increases in professional fees ($3.8 million), office expenses ($1.0 million), business insurance ($0.7 million), travel and entertainment expense ($0.5 million), sales development expenses ($0.3 million) and net rent and utilities ($0.2 million) offset by a decrease in bad debt expense ($0.5 million).

The increase in operating expenses for the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for professional fees, redundant real estate and IT related to GAB Robins) ($1.8 million), increases in professional fees ($7.6 million), office expenses ($2.3 million), travel and entertainment expense ($1.3 million), business insurance ($1.3 million), sales development expenses ($0.6 million), net rent and utilities ($0.5 million) and other expense ($0.4 million) offset by a decrease in bad debt expense ($0.4 million).

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to the GAB Robins acquisition. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month and six-month periods ended June 30, 2011 and 2010.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2011 and 2010 were 39.8% and 39.6%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2011 and 2010 were 39.3% and 39.9%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean-energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments as of June 30, 2011 and December 31, 2010 and a detailed discussion of the nature of these investments. See Note 5 to our consolidated financial statements for a summary of our debt as of June 30, 2011 and December 31, 2010.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 27), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing corporate segment results for the three-month and six-month periods ended June 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended			Three-month period ended
	June 30, 2011			June 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean-coal production facilities	$9.9	$—	$9.9	$0.1	$—	$0.1
Royalty income from clean-coal licenses	0.5	—	0.5	0.8	—	0.8
Income (loss) from unconsolidated clean-coal production facilities	(1.2)	—	(1.2)	1.5	—	1.5
Other net revenues	(0.4)	—	(0.4)	(1.3)	—	(1.3)

Total revenues	8.8	—	8.8	1.1	—	1.1

Cost of revenues from consolidated clean-coal production facilities	11.7	—	11.7	—	—	—
Compensation	1.4	—	1.4	2.4	—	2.4
Operating	3.4	—	3.4	2.2	—	2.2
Interest	10.6	—	10.6	8.7	—	8.7
Depreciation	0.1	—	0.1	0.1	—	0.1

Total expenses	27.2	—	27.2	13.4	—	13.4

Loss before income taxes	(18.4)	—	(18.4)	(12.3)	—	(12.3)
Benefit for income taxes	(10.1)	—	(10.1)	(8.7)	—	(8.7)

Net loss	$(8.3)	$—	$(8.3)	$(3.6)	$—	$(3.6)

Diluted net loss per share	$(0.07)	$—	$(0.07)	$(0.04)	$—	$(0.04)

Identifiable assets at June 30	$540.2		$540.2	$532.8		$532.8

EBITDAC
Net loss	$(8.3)	$—	$(8.3)	$(3.6)	$—	$(3.6)
Benefit for income taxes	(10.1)	—	(10.1)	(8.7)	—	(8.7)
Interest	10.6	—	10.6	8.7	—	8.7
Depreciation	0.1	—	0.1	0.1	—	0.1

EBITDAC	$(7.7)	$—	$(7.7)	$(3.5)	$—	$(3.5)

41

	Six-month period ended			Six-month period ended
	June 30, 2011			June 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean-coal production facilities	$9.9	$—	$9.9	$62.7	$—	$62.7
Royalty income from clean-coal licenses	0.5	—	0.5	1.7	—	1.7
Income (loss) from unconsolidated clean-coal production facilities	(2.3)	—	(2.3)	0.7	—	0.7
Other net revenues	0.1	—	0.1	3.5	—	3.5

Total revenues	8.2	—	8.2	68.6	—	68.6

Cost of revenues from consolidated clean-coal production facilities	11.7	—	11.7	64.0	—	64.0
Compensation	3.8	—	3.8	5.4	—	5.4
Operating	7.7	—	7.7	5.9	—	5.9
Interest	20.1	—	20.1	17.3	—	17.3
Depreciation	0.2	—	0.2	0.2	—	0.2

Total expenses	43.5	—	43.5	92.8	—	92.8

Loss before income taxes	(35.3)	—	(35.3)	(24.2)	—	(24.2)
Benefit for income taxes	(17.6)	—	(17.6)	(17.1)	—	(17.1)

Net loss	$(17.7)	$—	$(17.7)	$(7.1)	$—	$(7.1)

Diluted net loss per share	$(0.16)	$—	$(0.16)	$(0.07)	$—	$(0.07)

Identifiable assets at June 30	$540.2		$540.2	$532.8		$532.8

EBITDAC
Net loss	$(17.7)	$—	$(17.7)	$(7.1)	$—	$(7.1)
Benefit for income taxes	(17.6)	—	(17.6)	(17.1)	—	(17.1)
Interest	20.1	—	20.1	17.3	—	17.3
Depreciation	0.2	—	0.2	0.2	—	0.2

EBITDAC	$(15.0)	$—	$(15.0)	$(6.7)	$—	$(6.7)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - In 2010, this represents revenues from eight clean-coal production operations that were built in 2009 which we initially consolidated due to our majority ownership position. As of March 1, 2010, we sold portions of our ownership in six of the operations, which we no longer consolidated as of that date and such operations are now accounted for using equity method accounting. We continue to consolidate the remaining two operations which did not run in the three-month and six-month periods ended June 30, 2011 and 2010. In April 2011, we entered into an agreement to lease a Section 45 facility from a major utility and began to sell refined coal produced from its operation. Due to our control over the operations of the facility, we are required to consolidate its operating results.

•

Royalty income from clean-coal licenses - This represents revenues related to Chem-Mod. We have a 42% ownership interest in Chem-Mod and are required to consolidate its operations. The royalty income for the three-month and six-month periods ended June 30, 2011 is lower than the same periods in 2010 due to lower production in 2011 while Chem-Mod’s major licensees are awaiting permanent operating permits and/or agreements to run facilities. Expenses related to Chem-Mod in the three-month periods ended June 30, 2011 and 2010 were $0.4 million. Expenses related to Chem-Mod in the six-month periods ended June 30, 2011 and 2010 were $0.7 million and $1.0 million, respectively. The expenses were higher for the six-months ended June 30, 2010 compared to the same period in 2011 primarily due to a decrease in minority interest expense in 2011.

•

Income (loss) from unconsolidated clean-coal production facilities - This includes income (losses) related to our equity portion of the pretax results of the six clean-coal production operations discussed above and the production based income from the investors in the six operations. The loss that occurred in 2011 compared to the income generated in 2010 was due to only three low volume operations being in production in the first and second quarters of 2011.

•

Other net revenues - In 2011, other net revenues consists of our equity portion of the earnings from our investment in three venture capital funds and in the second quarter, a $0.4 million impairment write-down of our biomass energy venture. In 2010, other net revenues consists primarily of a $4.8 million net pretax gain recognized in first quarter 2010 from the sales of portions of our ownership in the six clean-coal production operations discussed above, offset by a $1.5 million write-off recognized in second quarter 2010, under equity method accounting of an additional 3% investment in the global operations of C-Quest Technology LLC.

Cost of revenues - Cost of revenues from consolidated clean-coal production facilities in 2010 includes the costs incurred by the eight clean-coal production operations to generate the revenues discussed above. In 2011, it consists of the costs incurred to run the leased facility discussed above.

Compensation expense - Compensation expense for the three-month periods ended June 30, 2011 and 2010, respectively, includes salary and benefit expenses of $1.4 million and $1.5 million and incentive compensation of zero and $0.9 million, respectively. The decrease in compensation expenses for the three-month period ended June 30, 2011 compared to the same period in 2010 is primarily due to decreased incentive compensation.

Compensation expense for the six-month periods ended June 30, 2011 and 2010, respectively, includes salary and benefit expenses of $2.7 million and $2.6 million and incentive compensation of $1.1 million and $2.8 million, respectively. The decrease in compensation expenses for the six-month period ended June 30, 2011 compared to the same period in 2010 is primarily due to decreased incentive compensation related to the IRC Section 45 operations.

Operating expenses - Operating expense in the three-month period ended June 30, 2011 includes banking and related fees of $0.8 million, company-wide award and sales meeting expense of $0.2 million, external professional fees and other due diligence costs related to 2011 acquisitions of $1.0 million, operating and professional fees related to royalty income of $0.4 million and other corporate and clean-energy related expenses of $1.0 million.

Operating expense in the three-month period ended June 30, 2010 includes banking and related fees of $0.2 million, external professional fees and other due diligence costs related to 2010 acquisitions of $0.6 million, operating and professional fees related to royalty income of $0.4 million and other corporate and clean-energy related expenses of $1.0 million.

Operating expense in the six-month period ended June 30, 2011 includes banking and related fees of $1.6 million, company-wide award and sales meeting expense of $0.7 million, external professional fees and other due diligence costs related to 2011 acquisitions of $2.7 million, operating and professional fees related to royalty income of $0.7 million and other corporate and clean-energy related expenses of $2.0 million.

Operating expense in the six-month period ended June 30, 2010 includes banking and related fees of $0.4 million, external professional fees and other due diligence costs related to 2010 acquisitions of $2.1 million, operating and professional fees related to royalty income of $1.0 million and other corporate and clean-energy related expenses of $2.4 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2011 compared to the same period in 2010 is primarily due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($2.6 million) and in second quarter 2011, borrowings under the credit facility ($0.3 million).

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2011 was unchanged compared to the same periods in 2010.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended June 30, 2011 was 36.7% compared to 34.4% for the same period in 2010. Our consolidated effective tax rate for the six-month period ended June 30, 2011 was 36.4% compared to 33.4% for the same period in 2010. The increase in the rate for the three-month and six-month periods ended June 30, 2011 compared to 2010 was primarily the result of the impact of the higher IRC Section 45 tax credits that were generated in 2010.

The following provides non-GAAP information that we believe is helpful when comparing 2011 and 2010 operating results for the corporate segment (in millions):

	2011			2010
Second Quarter Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(11.3)	$4.5	$(6.8)	$(8.9)	$3.6	$(5.3)
Clean-energy ventures	(4.6)	4.6	—	(1.8)	4.7	2.9
Acquisition costs	(1.0)	—	(1.0)	(0.6)	0.2	(0.4)
Corporate	(1.5)	1.0	(0.5)	(1.0)	0.2	(0.8)

Total	$(18.4)	$10.1	$(8.3)	$(12.3)	$8.7	$(3.6)

	2011			2010
Six-Months Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(21.6)	$8.6	$(13.0)	$(17.7)	$7.1	$(10.6)
Clean-energy ventures	(7.2)	6.8	(0.4)	(2.2)	8.7	6.5
Acquisition costs	(2.7)	0.5	(2.2)	(2.1)	0.8	(1.3)
Corporate	(3.8)	1.7	(2.1)	(2.2)	0.5	(1.7)

Total	$(35.3)	$17.6	$(17.7)	$(24.2)	$17.1	$(7.1)

Interest and banking costs includes expenses related to our debt. Clean-energy ventures include the operating results related to our interests in clean-coal operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and in 2011, costs related to a company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean-energy operations - We have ownership positions in eight commercial clean-coal production operations (consisting of 14 plants). We own approximately 25% of six of these operations. During the first nine months of 2010, these six operations produced refined coal under temporary regulatory operating permits. These operations curtailed production in fourth quarter 2010 to perform testing routines in connection with applying for permanent regulatory operating permits. In January 2011, one of the six operations received a permanent regulatory operating permit and in April 2011 two additional operations received permanent regulatory operating permits. These three operations produced refined coal during second quarter 2011. The three remaining operations are in the process of obtaining permanent regulatory operating permits. We cannot predict with certainty when these operations will receive permanent regulatory permits or when the operations will begin producing and selling refined coal. The three operations that have received permanent regulatory operating permits in January and April, at planned production levels, could together generate approximately $1.0 million of quarterly net earnings through 2019. The three operations that are seeking permanent regulatory operating permits, at planned production levels, could together generate up to approximately $3.0 to $5.0 million quarterly net earnings through 2019.

In addition, we own 90% of two other operations, which as planned, did not produce refined coal in first and second quarters of 2011 while we were seeking operating sites and potential co-investors for these operations. We are currently in negotiations for these two operations. Although we expect to have them in production by third or fourth quarters of 2011, we cannot predict with certainty when the negotiations will be complete, when sites will be secured or when permanent regulatory operating permits will be issued. If these two operations are running at planned levels, they could together generate up to $3.0 to $5.0 million of quarterly net earnings through 2019.

The law providing for the ten years of refined coal tax credits has been extended by two years, from December 31, 2009 to December 31, 2011. Such tax credits can be earned for ten years for refined-coal production plants that are placed-in-service by December 31, 2011. In conjunction with this extension and the marketing efforts of Chem-Mod (see below), we are seeing increased demand for Section 45 projects and the Chem-Mod technologies. Accordingly, we are considering plans to build several new production plants under arrangements similar to those of our existing Section 45 operations, where we will sell approximately 70% of our ownership in each new operation, thereby reducing our ultimate investment. Due to the December 31, 2011 regulatory deadline and the required lead time to build these plants, we have obtained an extension of our Chem-Mod license permitting us to build up to ten additional plants, and have committed to spend up to $2.0 million for engineering work and feasibility analyses related to building these potential new plants. We cannot predict with certainty whether we will build these plants, the number of plants that will be built or when they will be completed.

Chem-Mod has been marketing its Chem-ModTM Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the Section 45 refined-coal production plants that we built. To date, our utility partners have approval in seven states to use the Chem-Mod technologies at coal-fired utilities. Several other states are in the process of granting similar approvals.

Our ability to recoup clean-coal related investments and generate earnings is subject to significant risk and uncertainties relating to, among other things, our utility partners’ ability to obtain long-term permits, each operation’s compliance with IRC Section 45, possible future changes in regulations, the utilities’ use of coal to produce electricity, the operations of the plants, our co-investors and operational partners, and the defense of their intellectual property. Also, while we believe that refined coal production at the production operations using the Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, we can make no assurance that the production will continue to meet the requirements of IRC Section 45.

See the risk factors regarding our IRC Section 45 operations under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding these risks and uncertainties.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future.

Cash provided by operating activities was $97.4 million and $89.6 million for the six-month periods ended June 30, 2011 and 2010 respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to favorable timing differences in the receipts and disbursements of fiduciary funds and the payment of accrued liabilities, partially offset by increased income tax payments. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings, adjusted for non-cash items, in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirement for our plan, which is $0.3 million in 2011. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by expected future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During the six-month periods ended June 30, 2011 and 2010, we made discretionary contributions of $3.6 million and $3.0 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make contributions to the plan in future years.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $17.1 million and $13.0 million for the six-month periods ended June 30, 2011 and 2010, respectively. In 2011, we expect total expenditures for capital improvements to be approximately $35.0 to $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $213.0 million and $25.0 million in the six-month periods ended June 30, 2011 and 2010, respectively. We completed thirteen acquisitions, including the $163.5 million of cash paid for the Heath Lambert acquisition, and eight acquisitions in the six-month periods ended June 30, 2011 and 2010, respectively. Annualized revenues of entities acquired in the six-month periods ended June 30, 2011 and 2010 totaled approximately $211.3 million and $44.2 million, respectively.

During the six-month period ended June 30, 2011, we issued 153,000 shares of our common stock, paid $4.4 million in cash and accrued $11.2 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $10.3 million. During the six-month period ended June 30, 2010, we issued 703,000 shares of our common stock, paid $1.3 million in cash and accrued $5.4 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $12.2 million.

Dispositions - During the six-month periods ended June 30, 2011 and 2010, we sold several small books of business and recognized one-time gains of $3.6 million and $1.5 million, respectively. We received cash proceeds of $11.9 million and $1.5 million related to the 2011and 2010 transactions, respectively.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (described below under “Cash Flows From Financing Activities” and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business.

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

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At June 30, 2011, $35.0 million of borrowings were outstanding under the Credit Agreement. Due to outstanding letters of credit and borrowings, $448.5 million remained available for potential borrowings under the Credit Agreement at June 30, 2011.

We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the six-month period ended June 30, 2011, we borrowed $85.0 million and repaid $50.0 million under our Credit Agreement. In the six-month period ended June 30, 2010, we borrowed and repaid $48.0 million under our prior credit agreement. Principal uses of the 2011 and 2010 borrowings were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

In first quarter 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $125.0 million in aggregate debt. At June 30, 2011, we had $675.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2011, 2009 and 2007 and a cash and cash equivalent balance of $263.2 million. See Note 5 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at June 30, 2011.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2011, we declared $73.9 million in cash dividends on our common stock, or $.66 per common share. On July 21, 2011, we announced a quarterly dividend for third quarter 2011 of $.33 per common share, a 3% increase over third quarter 2010. If the dividend is maintained at $.33 per common share throughout 2011, it is anticipated this dividend level would result in annualized net cash used by financing activities in 2011 of approximately $148.0 million (based on the number of outstanding shares as of June 30, 2011) or an anticipated increase in cash used of approximately $11.9 million compared to 2010.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the six-month periods ended June 30, 2011 and 2010 were $46.7 million and $23.1 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP - 1.2 million shares of our common stock were available for this purpose) were available for grant under the LTIP at June 30, 2011. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2011 and 2010 and we believe this favorable trend will continue in the foreseeable future.

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

Business Combinations and Dispositions

See Note 3 to the consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2011. We did not have any material dispositions during the six-month periods ended June 30, 2011 and 2010.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, future financial impact of acquisitions (including Heath Lambert), capital structure, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean-energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•

Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us (including Heath Lambert);

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

•

Significant uncertainties related to our Internal Revenue Code (which we refer to as the IRC) Section 45-related investments must be favorably resolved in order for us to follow through on plans to build new refined-coal production plants and recoup these and previous investments and generate earnings on them;

•	Changes to tax laws or environmental regulations could adversely affect our ability to generate earnings from our IRC Section 45 operations;

•	Our IRC Section 45-related operations could subject us to environmental and product liability claims and environmental compliance costs;

•	We may incur significant obligations under tax indemnity agreements relating to historically claimed tax credits under IRC Section 29;

•	Improper disclosure of our clients’ confidential information and the personal data of their employees could result in legal liability or harm our reputation;

•	Our debt agreements contain restrictions and covenants that could significantly impact our ability to operate our business;

•	Changes in our accounting estimates and assumptions could adversely affect our financial position and operating results;

•	Our success could be compromised if we are unable to keep pace with new technological developments and implement technology solutions for our clients and for internal efficiency purposes; and

•	A disaster or significant disruption to business continuity could have a material adverse effect on our operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2011 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2011 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2011.

We have other investments that have valuations that are indirectly influenced by equity markets and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

At June 30, 2011, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at June 30, 2011 was $743.8 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2011 and the resulting fair values would be $37.6 million higher than their carrying value.

At June 30, 2011, we had $35.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2011 and the resulting fair values would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from our U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Brazilian and Singaporean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2011 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $1.6 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2011 (a strengthening of the U.S. dollar), earnings before income taxes would increase by approximately $0.6 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2011 and 2010, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect us against significant U.K. currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to our consolidated financial statements for the three-month and six-month periods ended June 30, 2011 and 2010.

Item 4. Controls and Procedures

As of June 30, 2011, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in our internal control over financial reporting during the three-month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the second quarter of 2011. Under the repurchase plan, as of June 30, 2011, we continue to have the authority to repurchase approximately 10,000,000 shares. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the second quarter of 2011, we issued an aggregate of 961,000 unregistered shares of our common stock, with an aggregate value of approximately $27.6 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, each of whom were sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares by the recipients.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(in millions)
Meyers-Reynolds & Associates, Inc. - (Tranche 1)	May 18, 2011	244,000	$7.0
Fish & Schulkamp, Inc.	May 25, 2011	81,000	2.3
Independent Fiduciary Services, Inc.	May 27, 2011	328,000	9.3
Meyers-Reynolds & Associates, Inc. - (Tranche 2)	May 31, 2011	244,000	7.0
Bushong Insurance Associates, Inc.	June 10, 2011	64,000	2.0

Item 6. Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

10.1	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-9761).

**10.46	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 28, 2011, File No. 333-174497).

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.

**	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: August 3, 2011	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2011

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.