Form 10-Q
period 2011-09-30
GALLAGHER ARTHUR J & CO
filed 2011-10-28
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011 or

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

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of September 30, 2011 was 112,883,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Commissions	$308.0	$251.9	$829.7	$713.1
Fees	225.1	185.7	628.8	530.1
Supplemental commissions	14.5	10.2	42.0	48.7
Contingent commissions	9.9	9.5	34.6	33.7
Investment income and gains realized on books of business sales	3.4	5.4	11.1	10.4
Revenues from clean-coal activities	1.9	1.0	10.0	66.1
Other net revenues (loss)	—	(0.5)	0.1	3.0

Total revenues	562.8	463.2	1,556.3	1,405.1

Compensation	341.8	280.5	961.7	818.5
Operating	113.9	84.8	316.1	253.4
Cost of revenues from clean-coal activities	0.7	—	12.4	64.0
Interest	10.3	8.6	30.4	25.9
Depreciation	9.4	8.3	26.6	24.0
Amortization	20.0	14.5	54.7	45.0
Change in estimated acquisition earnout payables	(4.3)	(3.9)	(6.0)	(2.9)

Total expenses	491.8	392.8	1,395.9	1,227.9

Earnings from continuing operations before income taxes	71.0	70.4	160.4	177.2
Provision for income taxes	24.3	24.2	56.8	59.9

Earnings from continuing operations	46.7	46.2	103.6	117.3

Discontinued operations:
Earnings on discontinued operations before income taxes	—	—	—	3.0
Provision for income taxes	—	—	—	0.9

Earnings from discontinued operations	—	—	—	2.1

Net earnings	$46.7	$46.2	$103.6	$119.4

Basic net earnings per share:
Earnings from continuing operations	$0.41	$0.44	$0.93	$1.13
Earnings from discontinued operations	—	—	—	0.02

Net earnings	$0.41	$0.44	$0.93	$1.15

Diluted net earnings per share:
Earnings from continuing operations	$0.41	$0.44	$0.93	$1.12
Earnings from discontinued operations	—	—	—	0.02

Net earnings	$0.41	$0.44	$0.93	$1.14

Dividends declared per common share	$0.33	$0.32	$0.99	$0.96

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2011	December 31, 2010
	(Unaudited)
Cash and cash equivalents	$241.4	$249.8
Restricted cash	718.4	599.7
Premiums and fees receivable	982.0	750.1
Other current assets	146.9	126.4

Total current assets	2,088.7	1,726.0
Fixed assets - net	90.5	75.8
Deferred income taxes	214.2	245.2
Other noncurrent assets	204.9	181.8
Goodwill - net	1,092.9	883.7
Amortizable intangible assets - net	556.0	483.5

Total assets	$4,247.2	$3,596.0

Premiums payable to insurance and reinsurance companies	$1,600.4	$1,250.3
Accrued compensation and other accrued liabilities	246.2	226.5
Unearned fees	64.3	60.5
Other current liabilities	32.7	40.0
Corporate related borrowings - current	—	—

Total current liabilities	1,943.6	1,577.3
Corporate related borrowings - noncurrent	675.0	550.0
Other noncurrent liabilities	409.3	362.0

Total liabilities	3,027.9	2,489.3

Stockholders’ equity:
Common stock - issued and outstanding 112.9 shares in 2011 and 108.4 shares in 2010	112.9	108.4
Capital in excess of par value	638.1	507.8
Retained earnings	480.4	488.3
Accumulated other comprehensive earnings (loss)	(12.1)	2.2

Total stockholders’ equity	1,219.3	1,106.7

Total liabilities and stockholders’ equity	$4,247.2	$3,596.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended September 30,
	2011	2010
Cash flows from operating activities:
Earnings from continuing operations	$103.6	$117.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net gain on investments and other	(1.2)	(5.5)
Depreciation and amortization	81.3	69.0
Change in estimated acquisition earnout payables	(6.0)	(2.9)
Amortization of deferred compensation and restricted stock	5.3	4.8
Stock-based and other noncash compensation expense	11.4	6.7
Net change in restricted cash	7.2	(32.2)
Net change in premiums receivable	109.1	26.0
Net change in premiums payable	(79.8)	56.7
Net change in other current assets	(14.6)	(8.8)
Net change in accrued compensation and other accrued liabilities	(32.4)	(26.4)
Net change in fees receivable/unearned fees	(6.2)	(14.7)
Net change in income taxes payable	(10.0)	19.4
Net change in deferred income taxes	29.4	18.6
Net change in other noncurrent assets and liabilities	(15.1)	(14.6)

Net cash provided by operating activities of continuing operations	182.0	213.4
Earnings from discontinued operations	—	2.1
Noncash items related to discontinued operations	—	(3.1)

Net cash provided by operating activities	182.0	212.4

Cash flows from investing activities:
Net additions to fixed assets	(29.2)	(18.1)
Cash paid for acquisitions, net of cash acquired	(240.0)	(44.2)
Net proceeds from sales of operations	10.2	—
Net (funding) proceeds of investment transactions	(3.7)	13.1

Net cash used by investing activities	(262.7)	(49.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	54.8	26.4
Tax impact from issuance of common stock	2.2	1.1
Repurchases of common stock	(1.1)	(0.6)
Dividends paid	(108.6)	(99.7)
Borrowings on line of credit facility	102.0	48.0
Repayments on line of credit facility	(102.0)	(48.0)
Borrowings of long-term debt	125.0	—

Net cash provided (used) by financing activities	72.3	(72.8)

Net (decrease) increase in cash and cash equivalents	(8.4)	90.4
Cash and cash equivalents at beginning of period	249.8	205.9

Cash and cash equivalents at end of period	$241.4	$296.3

Supplemental disclosures of cash flow information:
Interest paid	$33.8	$30.2
Income taxes paid	31.0	21.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	108.4	$108.4	$507.8	$488.3	$2.2	$1,106.7
Net earnings	—	—	—	103.6	—	103.6
Net change in pension liability, net of taxes of $0.5 million	—	—	—	—	0.7	0.7
Foreign currency translation	—	—	—	—	(15.0)	(15.0)

Comprehensive earnings						89.3
Compensation expense related to stock option plan grants	—	—	5.0	—	—	5.0
Tax impact from issuance of common stock	—	—	2.2	—	—	2.2
Common stock issued in:
Sixteen purchase transactions	2.4	2.4	67.1	—	—	69.5
Stock option plans	1.9	1.9	47.3	—	—	49.2
Employee stock purchase plan	0.2	0.2	5.4	—	—	5.6
Deferred compensation and restricted stock	—	—	4.4	—	—	4.4
Common stock repurchases	—	—	(1.1)	—	—	(1.1)
Cash dividends declared on common stock	—	—	—	(111.5)	—	(111.5)

Balance at September 30, 2011	112.9	$112.9	$638.1	$480.4	$(12.1)	$1,219.3

See notes to consolidated financial statements.

Notes to September 30, 2011 Consolidated Financial Statements (Unaudited)

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

Certain reclassifications have been made to the amounts reported in prior years’ unaudited consolidated financial statements in order to conform to the current year presentation.

In the preparation of our unaudited consolidated financial statements as of September 30, 2011, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition in our disclosure therein.

2. Effect of New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In 2009, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (which we refer to as ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (which we refer to as ASC) Subtopic 605-25.

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

3. Business Combinations

During the nine-month period ended September 30, 2011, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
The Gleason Agency, Inc. & its affiliate Gleason Financial, Ltd. (TGA) January 1, 2011	342	$9.1	$4.3	$—	$1.0	$—	$14.4	$6.5
James F. Reda & Associates, LLC February 1, 2011	75	2.2	1.1	—	0.1	0.8	4.2	2.7
Woodbrook Underwriting Agencies Limited (WUA) March 2, 2011	437	13.6	1.2	—	1.6	2.3	18.7	2.4
Risk Planners, Inc. March 4, 2011	—	—	7.2	—	—	—	7.2	—
Blue Water Benefits, Inc. April 1, 2011	—	—	7.1	—	0.1	1.9	9.1	5.8
Fish & Schulkamp, Inc. May 1, 2011	81	2.0	0.5	—	0.3	0.1	2.9	0.4
ITI Solutions Pte Ltd. May 1, 2011	—	—	2.4	—	—	0.6	3.0	0.8
Meyers-Reynolds & Associates, Inc. (MRA) May 1, 2011	488	14.0	12.0	—	2.0	5.9	33.9	18.0
Heath Lambert Group Holdings, Ltd. (HLG) May 13, 2011	—	—	178.4	—	—	—	178.4	—
Bushong Insurance Associates, Inc. June 1, 2011	64	1.8	0.7	—	0.2	0.1	2.8	1.5
Independent Fiduciary Services, Inc. (IFS) June 1, 2011	368	10.1	0.7	—	0.3	2.8	13.9	7.0
Mortgage Insurance Agency, Ltd. June 1, 2011	108	2.2	1.0	—	0.4	1.1	4.7	2.2
Potter-Holden & Company July 1, 2011	73	1.8	2.0	0.3	0.3	0.4	4.8	1.7
Group Benefits of Arkansas, LLC August 1, 2011	64	1.7	0.6	—	0.1	0.6	3.0	2.6

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Robinson-Adams Insurance, Inc. (RAI) August 1, 2011	—	$—	$12.7	$—	$1.4	$0.3	$14.4	$2.8
BeneTex Group, Inc. September 1, 2011	136	3.7	1.2	—	0.1	0.7	5.7	3.5
Five other acquisitions completed in second and third quarters	3	—	11.2	—	0.3	1.4	12.9	10.7

	2,239	$62.2	$244.3	$0.3	$8.2	$19.0	$334.0	$68.6

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. During the three-month periods ended September 30, 2011 and 2010, we recognized $2.3 million and $1.7 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2011, 2010 and 2009 acquisitions. During the nine-month periods ended September 30, 2011 and 2010, we recognized $6.2 million and $4.7 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2011, 2010 and 2009 acquisitions. In addition, during the three-month periods ended September 30, 2011 and 2010, we recognized $6.6 million and $5.6 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for eight and nine acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2011 and 2010, we recognized $12.2 million and $7.6 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for thirteen and nine acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $279.9 million, of which $101.8 million was recorded in our consolidated balance sheet as of September 30, 2011 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations were not fixed and determinable as of the acquisition date. We will generally record future payments made under these arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2011 was $120.9 million related to acquisitions we made from 2007 to 2008.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2011 (in millions):

	TGA	WUA	MRA	HLG	IFS	RAI	Fifteen Other Acquisitions	Total
Cash	$0.1	$—	$—	$14.4	$0.1	$—	$1.0	$15.6
Other current assets	4.3	1.0	12.4	420.1	1.5	11.7	13.8	464.8
Fixed assets	0.2	—	0.3	7.6	0.4	—	0.4	8.9
Noncurrent assets	0.2	1.6	—	9.3	—	—	—	11.1
Goodwill	9.7	4.9	21.5	123.5	9.7	6.1	24.6	200.0
Trade names	—	—	—	11.1	—	—	—	11.1
Expiration lists	6.6	14.7	11.3	46.9	4.8	8.1	38.4	130.8
Non-compete agreements	0.1	—	0.2	0.1	0.2	0.2	0.9	1.7

Total assets acquired	21.2	22.2	45.7	633.0	16.7	26.1	79.1	844.0

Current liabilities	6.8	3.5	11.8	422.6	0.3	11.7	18.7	475.4
Noncurrent liabilities	—	—	—	32.0	2.5	—	0.1	34.6

Total liabilities assumed	6.8	3.5	11.8	454.6	2.8	11.7	18.8	510.0

Total net assets acquired	$14.4	$18.7	$33.9	$178.4	$13.9	$14.4	$60.3	$334.0

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, trade names, expiration lists and non-compete agreements in the amounts of $200.0 million, $11.1 million, $130.8 million and $1.7 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to these acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for trade names, three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. We use the straight-line method to amortize trade names, expiration lists and non-compete agreements because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the nine-month period ended September 30, 2010, we wrote-off $2.3 million of amortizable intangible assets related to the brokerage segment. No such indicators were noted in the three-month period ended September 30, 2010. No such indicators were noted in the three-month and nine-month periods ended September 30, 2011.

Of the $11.1 million of trade names, $130.8 million of expiration lists and $1.7 million of non-compete agreements related to the 2011 acquisitions, $11.1 million, $48.8 million and $0.3 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $16.9 million and a corresponding amount of goodwill in 2011 related to the nondeductible amortizable intangible assets.

During the nine-month period ended September 30, 2011, we issued 153,000 shares of our common stock, paid $7.3 million in cash, and accrued $10.2 million in liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.7 million. During the nine-month period ended September 30, 2010, we issued 882,000 shares of our common stock, paid $2.8 million in cash and accrued $4.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $17.2 million.

Our consolidated financial statements for the nine-month period ended September 30, 2011 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2010 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Total revenues	$566.1	$523.8	$1,643.1	$1,583.7
Earnings from continuing operations	47.3	49.6	105.8	124.2
Basic earnings from continuing operations per share	0.42	0.46	0.95	1.17
Diluted earnings from continuing operations per share	0.42	0.46	0.94	1.16

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2010, nor are they necessarily indicative of future operating results. Annualized revenues of the entities acquired during the nine-month period ended September 30, 2011 totaled approximately $234.8 million. For the nine-month period ended September 30, 2011, total revenues and earnings (loss) from continuing operations recorded in our unaudited consolidated statement of earnings related to the 2011 acquisitions in the aggregate were $88.7 million and ($1.5 million), respectively.

4. Intangible Assets

The carrying amount of goodwill at September 30, 2011 and December 31, 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At September 30, 2011
United States	$883.6	$18.5	$—	$902.1
Foreign, principally Australia, Canada and the U.K.	190.6	0.2	—	190.8

Total goodwill - net	$1,074.2	$18.7	$—	$1,092.9

At December 31, 2010
United States	$806.8	$16.9	$—	$823.7
Foreign, principally Australia, Canada and the U.K.	59.8	0.2	—	60.0

Total goodwill - net	$866.6	$17.1	$—	$883.7

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2011 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2010	$866.6	$17.1	$—	$883.7
Goodwill acquired during the period	200.0	—	—	200.0
Goodwill related to earnouts recognized during the period	11.7	—	—	11.7
Goodwill adjustments due to appraisals and other acquisition adjustments	6.9	1.6	—	8.5
Goodwill written-off related to sales of operations	(4.3)	—	—	(4.3)
Foreign currency translation adjustments during the period	(6.7)	—	—	(6.7)

Balance as of September 30, 2011	$1,074.2	$18.7	$—	$1,092.9

Major classes of amortizable intangible assets at September 30, 2011 and December 31, 2010 consist of the following (in millions):

	September 30, 2011	December 31, 2010
Expiration lists	$808.1	$699.1
Accumulated amortization - expiration lists	(272.8)	(225.8)

	535.3	473.3

Non-compete agreements	25.3	23.8
Accumulated amortization - non-compete agreements	(20.8)	(19.7)

	4.5	4.1

Trade name	19.1	8.3
Accumulated amortization - trade name	(2.9)	(2.2)

	16.2	6.1

Net amortizable assets	$556.0	$483.5

Estimated aggregate amortization expense for each of the next five years is as follows:

2011 (remaining three months)	$19.7
2012	76.2
2013	74.7
2014	72.0
2015	68.1

Total	$310.7

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of September 30, 2011. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of September 30, 2011. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At September 30, 2011, $16.5 million of letters of credit (for which we had $7.8 million of liabilities recorded at September 30, 2011) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at September 30, 2011. Accordingly, as of September 30, 2011, $483.5 million remained available for potential borrowings, of which $58.5 million may be in the form of additional letters of credit.

See Note 13 to the unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of September 30, 2011.

The following is a summary of our corporate debt (in millions):

	September 30, 2011	December 31, 2010
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	—
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	—

Total Note Purchase Agreements	675.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	—

	$675.0	$550.0

The fair value of the $675.0 million in debt under the note purchase agreements at September 30, 2011 was $758.9 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Earnings from continuing operations	$46.7	$46.2	$103.6	$117.3
Earnings from discontinued operations	—	—	—	2.1

Net earnings	$46.7	$46.2	$103.6	$119.4

Weighted average number of common shares outstanding	112.6	105.5	111.0	104.2
Dilutive effect of stock options using the treasury stock method	0.5	0.2	0.7	0.2

Weighted average number of common and common equivalent shares outstanding	113.1	105.7	111.7	104.4

Basic net earnings per share:
Earnings from continuing operations	$0.41	$0.44	$0.93	$1.13
Earnings from discontinued operations	—	—	—	0.02

Net earnings	$0.41	$0.44	$0.93	$1.15

Diluted net earnings per share:
Earnings from continuing operations	$0.41	$0.44	$0.93	$1.12
Earnings from discontinued operations	—	—	—	0.02

Net earnings	$0.41	$0.44	$0.93	$1.14

Options to purchase 5.0 million and 9.3 million shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 3.8 million and 11.5 million shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

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

As of the effective date of the LTIP, 6.1 million shares of our common stock were available for awards granted under the LTIP. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or the 2009 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by us to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year of the company to any person is $3.0 million.

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

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock or through a cashless exercise arrangement. The compensation committee determines all of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason. Stock option and stock appreciation right awards under the LTIP are non-transferable.

On March 8, 2011, the compensation committee granted 851,000 options under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. On March 2, 2010, the compensation committee granted 858,000 options to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2011 and 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During the three-month periods ended September 30, 2011 and 2010, we recognized $2.0 million and $2.1 million, respectively, of compensation expense related to our stock option grants. During the nine-month periods ended September 30, 2011 and 2010, we recognized $5.0 million and $5.6 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2011 and 2010, as determined on the grant date using the Black-Scholes option pricing model, was $5.25 and $3.90, respectively.

The following is a summary of our stock option activity and related information for 2011 (in millions, except exercise price and year data):

	Nine-month period ended September 30, 2011
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(1.9)	25.90
Forfeited or canceled	(0.2)	26.73

Ending balance	11.3	$27.16	3.59	$9.5

Exercisable at end of period	7.5	$27.05	3.02	$6.7

Ending vested and expected to vest	11.3	$27.16	3.58	$9.5

Options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP - see Note 9 to our unaudited consolidated financial statements) were available for grant under the LTIP at September 30, 2011.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2011 and 2010 amounted to $6.9 million and $6.3 million, respectively. As of September 30, 2011, we had approximately $20.4 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at September 30, 2011 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.79 - $ 24.13	2.4	3.81	$23.33	1.4	$22.92
24.58 - 27.03	2.3	2.71	25.32	1.8	25.22
27.06 - 27.75	2.2	3.82	27.24	1.5	27.23
27.89 - 29.42	2.7	3.51	29.15	2.0	29.15
29.45 - 36.94	1.7	4.27	31.77	0.8	32.64

$ 5.79 - $ 36.94	11.3	3.59	$27.16	7.5	$27.05

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

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended September 30, 2011 and 2010, we charged $0.4 million in each period to compensation expense related to this plan. During the nine-month periods ended September 30, 2011 and 2010, we charged $1.0 million and $1.1 million, respectively, to compensation expense related to this plan. At September 30, 2011 and December 31, 2010, we recorded $7.1 million (related to 629,000 shares) and $8.1 million (related to 646,000 shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at September 30, 2011 and December 31, 2010 was $16.5 million and $18.8 million, respectively.

In first quarter 2011 and 2010, the compensation committee approved $6.5 million and $5.9 million, respectively, of cash awards in the aggregate to certain of our key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2011 and second quarter 2010, respectively. The fair value of the funded cash award assets at September 30, 2011 and December 31, 2010 was $26.2 million and $21.1 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended September 30, 2011 and 2010, we charged $0.8 million and $0.7 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2011 and 2010, we charged $2.5 million and $2.0 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2011 and 2010, cash and equity awards with an aggregate fair value of $0.5 million and $1.1 million were vested and distributed to employees under this plan.

9. Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 7 to our unaudited consolidated financial statements, on May 10, 2011, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2009 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At September 30, 2011, 1.2 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock at historical cost, which equals the fair market value of the award at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended September 30, 2011 and 2010, we charged $1.1 million in each period to compensation expense related to restricted stock awards granted in 2006 through 2011. During the nine-month periods ended September 30, 2011 and 2010, we charged $4.3 million and $3.7 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2011. At September 30, 2011 and December 31, 2010, we recorded $1.4 million (related to 165,000 shares) and $2.1 million (related to 188,000 shares), respectively, of unearned restricted stock outstanding as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at September 30, 2011 and 2010 was $23.2 million and $22.5 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, equity awards (including accrued dividends) with an aggregate fair value of $3.9 million and $1.7 million were vested and distributed to employees under this plan.

Cash Awards

On March 8, 2011, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2011 provisional award will fully vest based on continuous employment through January 1, 2014. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2013, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2014. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the nine-month period ended September 30, 2011 related to the 2011 provisional award under the Program.

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

On March 4, 2009, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to our officers and key employees that are denominated in units (1.3 million units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2009 provisional award were similar to the terms discussed above for the 2011 provisional award. Based on our performance for 2009, we granted 1.2 million units under the Program in first quarter 2010 that will fully vest on January 1, 2012. During the three-month periods ended September 30, 2011 and 2010, we charged $3.0 million and $3.5 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2011 and 2010, we charged $9.4 million and $10.5 million, respectively, to compensation expense related to these awards.

During the nine-month period ended September 30, 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program. No cash awards were vested or distributed during the nine-month period ended September 30, 2011 related to the 2008 provisional award because, based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program.

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

The quarterly ESPP information for the nine-month periods ended September 30, 2011 and 2010 is as follows (in millions, except per share and share data):

2011	1st Quarter	2nd Quarter	3rd Quarter
Fair market value per share at date of purchase	$30.41	$28.54	$26.30
Purchase price per share	$27.98	$27.11	$24.99
Shares issued	92,000	64,000	65,000
Aggregate purchase price	$2.6	$1.7	$1.6
2010
Fair market value per share at date of purchase	$24.55	$24.38	$24.39
Purchase price per share	$21.21	$23.16	$23.17
Shares issued	116,000	66,000	60,000
Aggregate purchase price	$2.5	$1.5	$1.4

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	3.0	2.9	9.0	8.7
Expected return on plan assets	(3.8)	(3.3)	(11.3)	(9.9)
Amortization of net actuarial loss	0.4	0.5	1.2	1.5

Net periodic benefit (income) cost	$(0.3)	$0.2	$(0.8)	$0.6

We are required under the IRC to make a minimum contribution to the plan for each of the 2011 and 2010 plan years of $0.3 million. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the nine-month periods ended September 30, 2011 and 2010, we made discretionary contributions of $5.4 million and $4.5 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make minimum contributions to the plan in future years.

12. Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	September 30, 2011		December 31, 2010
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$2.4	$—	$1.4
Chem-Mod International LLC	—	—	—
C-Quest Technology LLC	—	—	—
Clean-coal investments
Non-controlling interest in twelve 2009 era refined-fuel plants	9.2	—	10.1
Controlling interest in two 2009 era refined-fuel plants	1.6	—	1.7
Controlling interest in sixteen 2011 era refined-fuel plants	10.4	15.2	—
Notes receivable and interest from co-investor	8.5	—	8.2
Biomass energy venture	—	—	0.4
Other investments	2.3	1.3	2.0

Total investments	$34.4	$16.5	$23.8

Chem-Mod LLC - At September 30, 2011, we held a 42% controlling interest in Chem-Mod LLC, which has the rights to market The Chem-Mod™ Solution in the U.S. and Canada. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined-coal tax credits under Internal Revenue Code (IRC) Section 45 when used with refined-coal production plants placed in service by December 31, 2011. Chem-Mod has been marketing The Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the Section 45 refined-coal production plants. To date, Chem-Mod technologies have been approved for coal-fired utilities in eleven states. Several other states are in the process of granting similar approvals.

Chem-Mod has been determined to be a variable interest entity (which we refer to as a VIE). We are the manager of Chem-Mod and consolidate its operations into our consolidated financial statements. At September 30, 2011, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $2.5 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

Chem-Mod International LLC - At September 30, 2011, we held a non-controlling 20% interest in Chem-Mod International LLC, which has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At September 30, 2011, we held an 8% interest in C-Quest’s global operations. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean-Coal Investments -

Twelve 2009 Era Refined-Fuel Plants - At September 30, 2011, we held non-controlling, minority interests in five limited liability companies that own 12 commercial refined-coal production plants that were placed in service in 2009. These plants are currently producing refined-fuel using Chem-Mod’s technologies, which reduce harmful emissions. We believe the production and sale of refined-coal and the reduction of harmful emissions qualifies for IRC Section 45 tax credits through 2019. These limited liability companies are considered to be VIEs. Because we do not control the operations of these entities, we account for the investments using equity method accounting. At September 30, 2011, total assets and total liabilities of these five limited liability companies were approximately $108.2 million and $78.2 million, respectively. For the nine-month period ended September 30, 2011, total revenues and expenses were $223.3 million and $238.2 million, respectively. Each investor funds their portion of the obligations of the limited liability companies, in proportion to their investment ownership percentage. There are no additional debts or other obligations that we are committed to fund related to these investments.

Two 2009 Era Refined-Fuel Plants - At September 30, 2011, we held a controlling, majority interest in a limited liability company that owns two commercial refined-coal plants that were placed in service in 2009. This limited liability company is considered to be a VIE and its operations are consolidated into our consolidated financial statements. While these plants are currently idle, they have produced refined-fuel using Chem-Mod’s technologies. We believe the production and sale of refined-coal and the reduction of harmful emissions at these plants qualifies for IRC Section 45 tax credits through 2019.

Sixteen 2011 Era Refined-Fuel Plants Under Construction - We are building 16 commercial refined-coal production plants that we expect to place-in-service prior to December 31, 2011. We expect these plants to be capable of producing refined-fuel using Chem-Mod’s technologies, that we believe will qualify for IRC Section 45 tax credits through 2021. These plants are currently under construction, and we have received commitments from utilities to purchase refined-fuel from the plants when they are placed-in-service: Six of the plants have received long-term purchase commitments and 10 of the plants have received short-term purchase commitments. Ultimately, we plan to sell majority ownership interests to co-investors and relinquish control of the plants under structures similar to the 2009 era plants, thereby becoming a non-controlling, minority investor.

Notes Receivable and Interest From a Co-investor - As of September 30, 2011, we have a promissory note from a co-investor as part of the consideration for the sale of ownership interests in three of the commercial refined-coal production plants in March 2010. The face amount of the note was $8.4 million and the note bears interest at 4.7% per annum. The note is due in installments through February 15, 2020.

Biomass Energy Ventures - At September 30, 2011, we owned a non-controlling, minority interest in a biomass company and related partnerships which own the rights to biogas from landfills and the wells, infrastructure and a pipeline to capture, distribute and sell biogas. Our maximum exposure to a potential loss related to this investment was zero at September 30, 2011, which equaled the net carrying value of our investment in this venture. We sold our entire interest in the biomass company as of October 12, 2011 for $0.1 million.

Other Investments - At September 30, 2011, we owned a non-controlling, minority interest in three venture capital funds totaling $1.8 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of these eighteen investments, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over the respective operations. At September 30, 2011, total assets and total debt of these fourteen investments were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at September 30, 2011, which equaled the net aggregate carrying value of our investments in these ventures.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 12 to our unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at September 30, 2011 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Note purchase agreements	$—	$—	$—	$100.0	$—	$575.0	$675.0
Credit Agreement	—	—	—	—	—	—	—

Total debt obligations	—	—	—	100.0	—	575.0	675.0
Operating lease obligations	37.8	67.1	48.7	33.4	27.4	49.9	264.3
Less sublease arrangements	(3.7)	(3.3)	(2.0)	(1.5)	(0.6)	—	(11.1)
Outstanding purchase obligations	2.1	6.6	4.5	3.2	—	—	16.4

Total contractual obligations	$36.2	$70.4	$51.2	$135.1	$26.8	$624.9	$944.6

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements and Credit Agreement - See Note 5 to the unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding as of September 30, 2011. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of September 30, 2011 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2011	2012	2013	2014	2015	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$16.5	$16.5
Funding commitments	15.2	—	—	—	—	1.3	16.5

Total commitments	$15.2	$—	$—	$—	$—	$17.8	$33.0

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 12 to our unaudited consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of our letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 177 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011, 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum earnout obligations related to these acquisitions was $279.9 million, of which $101.8 million was recorded in our consolidated balance sheet as of September 30, 2011 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount of unrecorded earnout payables outstanding as of September 30, 2011 was $120.9 million related to acquisitions we made in 2007 and 2008.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of control and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at September 30, 2011 or December 31, 2010 that was recourse to us.

At September 30, 2011, we had posted two letters of credit totaling $10.8 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $7.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At September 30, 2011, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the September 30, 2011 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.8 million and below the upper end of the actuarial range by $5.3 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At September 30, 2011, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At September 30, 2011, we had exposure on $148.8 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our September 30, 2011 consolidated balance sheet related to these indemnifications.

14. Comprehensive Earnings

The after-tax components of our comprehensive earnings consist of the following:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Net earnings	$46.7	$46.2	$103.6	$119.4
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	0.2	0.2	0.7	0.7
Foreign currency translation	(16.0)	10.5	(15.0)	5.7

Comprehensive earnings	$30.9	$56.9	$89.3	$125.8

The after-tax components of our accumulated comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2010	$(18.3)	$20.5	$2.2
Net change in period	0.7	(15.0)	(14.3)

Balance as of September 30, 2011	$(17.6)	$5.5	$(12.1)

The foreign currency translation during the three-month and nine-month periods ended September 30, 2011 and 2010 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

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

The corporate segment manages our clean-energy and other investments. This segment also holds all of our corporate debt.

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

Financial information relating to our segments for 2011 and 2010 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Brokerage
Total revenues	$421.9	$351.3	$1,143.1	$1,002.7

Earnings from continuing operations before income taxes	$75.0	$73.6	$178.6	$175.8

Identifiable assets at September 30, 2011 and 2010			$3,220.2	$2,493.7

Risk Management
Total revenues	$139.0	$111.4	$403.1	$333.3

Earnings from continuing operations before income taxes	$13.5	$10.8	$34.6	$39.6

Identifiable assets at September 30, 2011 and 2010			$510.0	$436.8

Corporate
Total revenues	$1.9	$0.5	$10.1	$69.1

Loss from continuing operations before income taxes	$(17.5)	$(14.0)	$(52.8)	$(38.2)

Identifiable assets at September 30, 2011 and 2010			$517.0	$530.2

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2011, and the related consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2011 and 2010, the consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010, and the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

October 28, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2011. You should review this information in conjunction with the unaudited consolidated financial statements and the notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2010.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see “Information Regarding Forward-Looking Statements” below for a discussion of risks and uncertainties related to these statements.

Information Regarding Non-GAAP Measures and Other

In this discussion and analysis, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted earnings from continuing operations per share (as adjusted), organic change in commission, fee and supplemental commission revenues, adjusted revenues, expenses and earnings from continuing operations, adjusted compensation expense ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

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

•

Adjusted revenues, expenses and earnings from continuing operations - We define these measures as revenues, expenses and earnings from continuing operations, respectively, each adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, as applicable. Acquisition related integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition on to our IT related systems.

•	Adjusted ratios - Compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted earnings from continuing operations per share (as adjusted) provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted earnings from continuing operations per share (as adjusted) are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	EBITDAC - We define this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and the period-over-period impact of foreign currency translation.

•

Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business and supplemental commission timing amounts.

•

Adjusted EBITDAC margin excluding Heath Lambert - We define this measure as adjusted EBITDAC further adjusted to exclude the EBITDAC associated with the acquired Heath Lambert operations divided by total revenues, as adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts and the revenues associated with the acquired Heath Lambert operations.

•

Diluted earnings from continuing operations per share (as adjusted) - We define this measure as earnings from continuing operations adjusted to exclude the after-tax impact of gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, divided by diluted weighted average shares outstanding.

Organic Revenues - Organic change in commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the change in organic revenues that is associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, expenses and earnings from continuing operations, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted earnings from continuing operations per share (as adjusted) and organic change in commission, fee and supplemental commission revenues.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the Internal Revenue Code Section 45 (which we refer to as IRC Section 45) credits generated in 2011, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expires on December 31, 2021 for our related investments. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and Third Quarter 2011 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the United States and abroad. We generate approximately 81% of our revenues domestically, with the remaining 19% derived in Australia, Bermuda, Canada, New Zealand and the U.K. (based on 2011 reported revenues). We expect that by the end of 2011, we will generate approximately 77% of our revenues domestically and approximately 23% internationally. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 73%, 26% and 1%, respectively, to revenues during the nine-month period ended September 30, 2011. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean-energy and other investments.

Even though we have generated positive organic growth in the nine-month period ended September 30, 2011 in both the brokerage and risk management segments, the economic downturn has continued to provide headwinds for our business in third quarter 2011. In first quarter 2011, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates had again declined for the 29th consecutive quarter, although the rate of decrease slowed from that reported in fourth quarter 2010. The second quarter report indicated that rates remained stable with negligible declines. The third quarter report indicated that rates were up on average 0.9% across all sized accounts, with small accounts leading the way with an average 2.1% increase. The CIAB survey did not reveal any significant new emerging trends, but did note that rates appear to be moving towards positive territory. Although competition is still stiff in the marketplace, the third quarter survey indicated that property/casualty insurance carriers appear to be tightening their underwriting standards, particularly on accounts with poor loss experience. The survey also indicated that there is some upward rate pressure on workers’ compensation and property lines of business. However, the demand for insurance continues to be flat due to the weak economy, which could offset the impact of the favorable pricing trend noted in the third quarter survey. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the United States.

Despite these headwinds, our operating results improved in third quarter 2011 compared to the same period in 2010 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 20% and 21%, respectively, organic commission, fee and supplemental commission revenues were up 2.6%, earnings from continuing operations were up 5% and adjusted EBITDAC was up 17%. In addition, we completed eight acquisitions totaling $23.5 million of annualized revenues in third quarter 2011 and 21 acquisitions totaling $234.8 million of annualized revenues year-to-date.

•

In our risk management segment, total revenues and adjusted total revenues were both up 25%, organic revenues were up 12.9%, earnings from continuing operations were up 30% and adjusted EBITDAC was up 35%.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 21% and 22%, respectively, organic growth in commissions, fees and supplemental commissions was 5.2%, earnings from continuing operations were up 8% and adjusted EBITDAC was up 20%.

Results of Operations

Brokerage

The brokerage segment accounted for 73% of our revenue during the nine-month period ended September 30, 2011. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

The following two tables provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing brokerage segment results for the three-month and nine-month periods ended September 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended September 30, 2011			Three-month period ended September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$308.0	$—	$308.0	$251.9	$—	$251.9
Fees	86.8	—	86.8	74.8	—	74.8
Supplemental commissions	14.5	—	14.5	10.2	—	10.2
Contingent commissions	9.9	—	9.9	9.5	—	9.5
Investment income and gains realized on books of business sales	2.7	(0.8)	1.9	4.9	(3.8)	1.1

Total revenues	421.9	(0.8)	421.1	351.3	(3.8)	347.5

Compensation	248.5	(4.2)	244.3	205.0	(1.2)	203.8
Operating	77.7	(2.2)	75.5	57.1	—	57.1
Depreciation	5.6	—	5.6	5.1	—	5.1
Amortization	19.4	—	19.4	14.4	—	14.4
Change in estimated acquisition earnout payables	(4.3)	6.6	2.3	(3.9)	5.6	1.7

Total expenses	346.9	0.2	347.1	277.7	4.4	282.1

Earnings from continuing operations before income taxes	75.0	(1.0)	74.0	73.6	(8.2)	65.4
Provision for income taxes	28.5	(0.4)	28.1	29.4	(3.3)	26.1

Earnings from continuing operations	$46.5	$(0.6)	$45.9	$44.2	$(4.9)	$39.3

Diluted earnings from continuing operations per share	$0.41	$—	$0.41	$0.42	$(0.05)	$0.37

Other Information
Change in diluted earnings from continuing operations per share	(2%)		11%	17%		(5%)
Growth in revenues	20%		21%	8%		5%
Organic change in commissions and fees	2%		2%	0%		0%
Compensation expense ratio	59%		58%	58%		59%
Operating expense ratio	18%		18%	16%		16%
Effective income tax rate	38%		38%	40%		40%
Workforce at end of period (includes acquisitions)	7,762		7,762	6,068		6,068
Identifiable assets at September 30	$3,220.2		$3,220.2	$2,493.7		$2,493.7

EBITDAC
Earnings from continuing operations	$46.5	$(0.6)	$45.9	$44.2	$(4.9)	$39.3
Provision for income taxes	28.5	(0.4)	28.1	29.4	(3.3)	26.1
Depreciation	5.6	—	5.6	5.1	—	5.1
Amortization	19.4	—	19.4	14.4	—	14.4
Change in estimated acquisition earnout payables	(4.3)	6.6	2.3	(3.9)	5.6	1.7

EBITDAC	$95.7	$5.6	$101.3	$89.2	$(2.6)	$86.6

EBITDAC margin	23%		24%	25%		25%
EBITDAC growth	7%		17%	10%		0%

	Nine-month period ended September 30, 2011			Nine-month period ended September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$829.7	$—	$829.7	$713.1	$—	$713.1
Fees	227.7	—	227.7	198.2	—	198.2
Supplemental commissions	42.0	—	42.0	48.7	(14.7)	34.0
Contingent commissions	34.6	—	34.6	33.7	—	33.7
Investment income and gains realized on books of business sales	9.1	(4.4)	4.7	9.0	(5.3)	3.7

Total revenues	1,143.1	(4.4)	1,138.7	1,002.7	(20.0)	982.7

Compensation	697.7	(13.1)	684.6	603.2	(4.8)	598.4
Operating	204.2	(4.0)	200.2	167.4	(4.1)	163.3
Depreciation	15.7	—	15.7	14.6	—	14.6
Amortization	52.9	—	52.9	44.6	(2.3)	42.3
Change in estimated acquisition earnout payables	(6.0)	12.2	6.2	(2.9)	7.6	4.7

Total expenses	964.5	(4.9)	959.6	826.9	(3.6)	823.3

Earnings from continuing operations before income taxes	178.6	0.5	179.1	175.8	(16.4)	159.4
Provision for income taxes	70.3	0.2	70.5	70.7	(6.6)	64.1

Earnings from continuing operations	$108.3	$0.3	$108.6	$105.1	$(9.8)	$95.3

Diluted earnings from continuing operations per share	$0.97	$—	$0.97	$1.00	$(0.09)	$0.91

Other Information
Change in diluted earnings from continuing operations per share	(3%)		7%	(3%)		(7%)
Growth (decline) in revenues	14%		16%	5%		4%
Organic change in commissions and fees	2%		2%	(3%)		(3%)
Compensation expense ratio	61%		60%	60%		61%
Operating expense ratio	18%		18%	17%		17%
Effective income tax rate	39%		39%	40%		40%
Workforce at end of period (includes acquisitions)	7,762		7,762	6,068		6,068
Identifiable assets at September 30	$3,220.2		$3,220.2	$2,493.7		$2,493.7

EBITDAC
Earnings from continuing operations	$108.3	$0.3	$108.6	$105.1	$(9.8)	$95.3
Provision for income taxes	70.3	0.2	70.5	70.7	(6.6)	64.1
Depreciation	15.7	—	15.7	14.6	—	14.6
Amortization	52.9	—	52.9	44.6	(2.3)	42.3
Change in estimated acquisition earnout payables	(6.0)	12.2	6.2	(2.9)	7.6	4.7

EBITDAC	$241.2	$12.7	$253.9	$232.1	$(11.1)	$221.0

EBITDAC margin	21%		22%	23%		22%
EBITDAC growth	4%		15%	9%		1%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($164.0 million). Heath Lambert sells nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. The transaction is expected to generate approximately $145.0 million to $155.0 million in annualized revenue.

The following provides non-GAAP information that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our third quarter and year-to-date 2011 results. We expect that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations (in millions):

	Period Ended September 30, 2011
	Three Months	Year to Date
Total revenues	$34.8	$55.4
Compensation	(17.7)	(29.2)
Compensation - integration costs	(3.3)	(4.5)
Operating	(12.0)	(17.7)
Operating - integration costs	(2.2)	(4.0)

EBITDAC	$(0.4)	$—

Adjusted EBITDAC (excludes integration costs)	$5.1	$8.5

Adjusted EBITDAC margin (excludes integration costs)	14.7%	15.3%

Amortization	$1.7	$2.2

As expected, until the integration process is completed in 2013, the Heath Lambert operations will reduce the overall Brokerage Segment adjusted EBITDAC margins. Heath Lambert’s current operating structure tends to produce lower compensation expense ratios and higher operating expense ratios in comparison to our other non-Heath Lambert related brokerage operations.

Our adjusted EBITDAC margin excluding Heath Lambert was 24.9% and 22.7% for the three-month and nine-month periods ended September 30, 2011, respectively. Our adjusted EBITDAC margin was 24.9% and 22.5% for the three-month and nine-month periods ended September 30, 2010, respectively.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended September 30, 2011 compared to the same period in 2010 was principally due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2011 ($61.9 million). Commissions and fees in the three-month period ended September 30, 2011 included new business production of $38.1 million, which was partially offset by renewal rate decreases and lost business of $31.9 million. Commissions increased 22% and fees increased 16% in the three-month period ended September 30, 2011 compared to the same period in 2010. Organic growth in commissions and fee revenues for the three-month period ended September 30, 2011 was 2% compared to 0% for the same period in 2010 principally due to net new business production.

The aggregate increase in commissions and fees for the nine-month period ended September 30, 2011 compared to the same period in 2010 was principally due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2011 ($124.9 million). Commissions and fees in the nine-month period ended September 30, 2011 included new business production of $116.8 million, which was partially offset by renewal rate decreases and lost business of $95.6 million. Commissions increased 16% and fees increased 15% in the nine-month period ended September 30, 2011 compared to the same period in 2010. Organic growth (decline) in commission and fee revenues for the nine-month period ended September 30, 2011 was 2% compared to (3%) for the same period in 2010 principally due to net new business production.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and nine-month periods ended September 30, 2011 and 2010 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue
For the Three-Month Periods Ended September 30	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$308.0	$251.9	$251.9	$237.0
Fee revenues as reported	86.8	74.8	74.8	75.8
Less commission and fee revenues from acquisitions	(61.9)	—	(12.9)	—
Less disposed of operations	—	(2.5)	—	—
Levelized foreign currency translation	—	1.4	—	0.1

Organic commission and fee revenues	$332.9	$325.6	$313.8	$312.9

Organic change in commission and fee revenues	2.2%		0.3%

Supplemental Commissions
Supplemental commissions as reported	$14.5	$10.2	$10.2	$4.5
Less supplemental commissions from acquisitions	(2.9)	—	(1.6)	—
Net supplemental commission timing	—	—	—	5.3

Organic supplemental commissions	$11.6	$10.2	$8.6	$9.8

Organic change in supplemental commissions	13.7%		-12.2%

Contingent Commissions
Contingent commissions as reported	$9.9	$9.5	$9.5	$5.8
Less contingent commissions from acquisitions	(0.4)	—	(3.1)	—

Organic contingent commissions	$9.5	$9.5	$6.4	$5.8

Organic change in contingent commissions	0.0%		10.3%

	2011 Organic Revenue		2010 Organic Revenue
For the Nine-Month Periods Ended September 30	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$829.7	$713.1	$713.1	$684.7
Fee revenues as reported	227.7	198.2	198.2	204.5
Less commission and fee revenues from acquisitions	(124.9)	—	(42.2)	—
Less disposed of operations	—	(2.5)	—	—
Levelized foreign currency translation	—	5.3	—	2.3

Organic commission and fee revenues	$932.5	$914.1	$869.1	$891.5

Organic change in commission and fee revenues	2.0%		-2.5%

Supplemental Commissions
Supplemental commissions as reported	$42.0	$48.7	$48.7	$26.0
Less supplemental commissions from acquisitions	(3.6)	—	(4.8)	—
Net supplemental commission timing	—	(14.7)	(14.7)	1.5

Organic supplemental commissions	$38.4	$34.0	$29.2	$27.5

Organic change in supplemental commissions	12.9%		6.2%

Contingent Commissions
Contingent commissions as reported	$34.6	$33.7	$33.7	$25.6
Less contingent commissions from acquisitions	(3.3)	—	(5.6)	—

Organic contingent commissions	$31.3	$33.7	$28.1	$25.6

Organic change in contingent commissions	-7.1%		9.8%

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

An analysis of supplemental and contingent commission revenues recognized in 2011, 2010, 2009 and 2008 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2011
Reported supplemental commissions	$13.5	$14.0	$14.5		$42.0
Reported contingent commissions	16.8	7.9	9.9		34.6

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4		$76.6

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $0.8 million and $1.1 million, respectively, for the three-month periods ended September 30, 2011 and 2010 and $4.4 million and $2.6 million, respectively, for the nine-month periods ended September 30, 2011 and 2010. In the three-month and nine-month periods ended September 30, 2010, we recognized a $2.7 million gain related to our acquisition of the remaining 60% equity interest in Specialised Broking Associates Pty Ltd (which we refer to as SBA) in July 2010. The gain represents the increase in fair value of our original 40% equity interest in SBA based on the purchase price paid for the remaining 60% equity interest. Investment income in the three-month and nine-month periods ended September 30, 2011 remained relatively unchanged compared to the same periods in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($38.1 million in the aggregate), increases in employee benefits ($6.1 million) and the $0.6 million earnout compensation charge discussed below, partially offset by decreases in stock compensation expense ($1.1 million) and severance related costs ($0.2 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended September 30, 2011.

The increase in compensation expense for the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($79.6 million in the aggregate), increases in employee benefits ($11.6 million) and the $6.4 million earnout compensation charge discussed below, partially offset by decreases in severance related costs ($1.5 million), stock compensation expense ($1.5 million) and temporary-staffing expense ($0.1 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended September 30, 2011.

During the three-month and nine-month periods ended September 30, 2011, we recognized $0.6 million and $6.4 million, respectively, of compensation expense for an earnout obligation related to a prior year acquisition. Pursuant to ASC Subtopic 805-10-55-25 (formerly EITF 95-8), the portion of the earnout obligation that will be paid to our existing employees by the sellers once the earnout is settled, must be recorded as compensation expense in our statement of earnings.

Operating expenses - The increase in operating expenses for the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to increases in office expense ($4.4 million), other expense ($4.2 million), net rent and utilities ($3.5 million), professional fees ($3.3 million), travel and entertainment expense ($2.3 million), licenses and fees ($1.4 million), sales development expense ($1.3 million), business insurance ($0.4 million) and bad debt expense ($0.2 million) slightly offset by favorable foreign currency translation ($0.4 million). Also contributing to the increase in operating expenses in the three-month period ended September 30, 2011 were increased expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2011.

The increase in operating expenses for the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to increases in office expense ($7.7 million), travel and entertainment expense ($7.3 million), professional fees ($6.8 million), net rent and utilities ($6.3 million), business insurance ($5.1 million), licenses and fees ($2.9 million), other expense ($2.9 million), sales development expense ($2.0 million) and bad debt expense ($0.6 million) slightly offset by favorable foreign currency translation ($1.2 million) and decreases in litigation settlement expense ($3.5 million) and lease termination charges ($0.6 million). Also contributing to the increase in operating expenses in the nine-month period ended September 30, 2011 were increased expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2011.

Depreciation - Depreciation expense in the three-month and nine-month periods ended September 30, 2011 increased slightly compared to the same periods in 2010 due to expenses associated with acquisitions completed in the twelve-month period ended September 30, 2011.

Amortization - The increase in amortization expense in the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews during the nine-month period ended September 30, 2010, we wrote-off $2.3 million of amortizable intangible assets related to the brokerage segment. No indicators of impairment were noted in the three-month period ended September 30, 2010. No indicators of impairment were noted in the three-month and nine-month periods ended September 30, 2011.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in the three-month period ended September 30, 2011 compared to the same period in 2010 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended September 30, 2011 and 2010, we recognized $2.3 million and $1.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009, 2010 and 2011 acquisitions. During the nine-month periods ended September 30, 2011 and 2010, we recognized $6.2 million and $4.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009, 2010 and 2011 acquisitions. During the three-month periods ended September 30, 2011 and 2010, we recognized $6.6 million and $5.6 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for eight and nine acquisitions, respectively. During the nine-month periods ended September 30, 2011 and 2010, we recognized $12.2 million and $7.6 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for thirteen and nine acquisitions, respectively.

The amounts initially recorded as earnout payables are measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

The income generated from the net adjustments in the estimated fair value of earnout obligations in the three-month and nine month periods ended September 30, 2011 and 2010, was primarily related to our acquisition of the policy renewal rights from Liberty Mutual and the Wausau Signature Agency (which we refer to as Liberty Mutual) in February 2009. As part of this transaction we acquired over 250 producers, account managers and service staff from Liberty Mutual. Due to the underlying market conditions existing in early 2009 at the date of the transaction (a deteriorating economy and uncertainty of when it would recover) and the significant uncertainties related to this transaction that could affect the performance of the Liberty Mutual business (we purchased the policy renewal rights related to Liberty Mutual’s middle-market commercial P/C business located in their Midwest and Southeast regions as opposed to buying a stand-alone brokerage agency; a portion of the Liberty business was co-brokered, the extent of which was not known by Liberty Mutual at the time of the acquisition; and the risks associated with moving captive agents to an open brokerage environment), we structured this acquisition such that approximately 70% of the maximum purchase price was based on a three year earn-out period. We paid approximately $45.0 million as of the acquisition date, with a potential maximum earnout payable of up to $120.0 million, to be paid in second quarter 2012. As of the acquisition date, we initially estimated and recorded an earnout payable of approximately $64.0 million based on financial projections that incorporated assumptions to address the risks noted above. We have been monitoring and updating the financial projections for this business using actual results during the earnout period and have made adjustments to the recorded earnout payable, when applicable. Over the last few quarters, we have seen some deterioration in client retention related to this business (primarily due to co-brokered business) and have been rationalizing staffing levels, which has resulted in downward adjustments to our estimated financial projections and a decrease in the recorded earnout payable.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended September 30, 2011 and 2010 were 38.0% and 39.9%, respectively. The brokerage segment’s effective income tax rates for the nine-month periods ended September 30, 2011 and 2010 were 39.4% and 40.2%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 26% of our revenue during the nine-month period ended September 30, 2011. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing risk management segment results for the three-month and nine-month periods ended September 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended September 30, 2011			Three-month period ended September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$138.3	$—	$138.3	$110.9	$—	$110.9
Investment income	0.7	—	0.7	0.5	—	0.5

Total revenues	139.0	—	139.0	111.4	—	111.4

Compensation	88.3	(4.0)	84.3	72.5	(3.6)	68.9
Operating	33.0	(1.1)	31.9	24.9	0.7	25.6
Depreciation	3.6	—	3.6	3.1	—	3.1
Amortization	0.6	—	0.6	0.1	—	0.1

Total expenses	125.5	(5.1)	120.4	100.6	(2.9)	97.7

Earnings from continuing operations before income taxes	13.5	5.1	18.6	10.8	2.9	13.7
Provision for income taxes	5.2	2.0	7.2	4.4	1.2	5.6

Earnings from continuing operations	$8.3	$3.1	$11.4	$6.4	$1.7	$8.1

Diluted earnings from continuing operations per share	$0.07	$0.03	$0.10	$0.06	$0.02	$0.08

Other information
Change in diluted earnings from continuing operations per share	17%		25%	(33%)		(11%)
Growth (decline) in revenues	25%		25%	(2%)		(2%)
Organic change in fees	13%		13%	(3%)		(3%)
Compensation expense ratio	64%		61%	65%		62%
Operating expense ratio	24%		23%	22%		23%
Effective income tax rate	39%		39%	41%		41%
Workforce at end of period (includes acquisitions)	4,318		4,318	3,660		3,660
Identifiable assets at September 30	$510.0		$510.0	$436.8		$436.8

EBITDAC
Earnings from continuing operations	$8.3	$3.1	$11.4	$6.4	$1.7	$8.1
Provision for income taxes	5.2	2.0	7.2	4.4	1.2	5.6
Depreciation	3.6	—	3.6	3.1	—	3.1
Amortization	0.6	—	0.6	0.1	—	0.1

EBITDAC	$17.7	$5.1	$22.8	$14.0	$2.9	$16.9

EBITDAC margin	13%		16%	13%		15%
EBITDAC growth (decline)	26%		35%	(20%)		(3%)

	Nine-month period ended			Nine-month period ended
	September 30, 2011			September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$401.1	$—	$401.1	$331.9	$—	$331.9
Investment income	2.0	—	2.0	1.4	—	1.4

Total revenues	403.1	—	403.1	333.3	—	333.3

Compensation	255.2	(11.9)	243.3	206.9	(3.8)	203.1
Operating	101.0	(4.6)	96.4	77.3	0.5	77.8
Depreciation	10.5	—	10.5	9.1	—	9.1
Amortization	1.8	—	1.8	0.4	—	0.4

Total expenses	368.5	(16.5)	352.0	293.7	(3.3)	290.4

Earnings from continuing operations before income taxes	34.6	16.5	51.1	39.6	3.3	42.9
Provision for income taxes	13.5	6.5	20.0	15.9	1.4	17.3

Earnings before continuing operations	$21.1	$10.0	$31.1	$23.7	$1.9	$25.6

Diluted earnings from continuing operations per share	$0.19	$0.09	$0.28	$0.23	$0.02	$0.25

Other information
Change in diluted earnings from continuing operations per share	(17%)		12%	(9%)		(6%)
Growth (decline) in revenues	21%		21%	(2%)		(2%)
Organic change in fees	8%		8%	(4%)		(4%)
Compensation expense ratio	63%		60%	62%		61%
Operating expense ratio	25%		24%	23%		23%
Effective income tax rate	39%		39%	40%		40%
Workforce at end of period (includes acquisitions)	4,318		4,318	3,660		3,660
Identifiable assets at September 30	$510.0		$510.0	$436.8		$436.8

EBITDAC
Earnings before continuing operations	$21.1	$10.0	$31.1	$23.7	$1.9	$25.6
Provision for income taxes	13.5	6.5	20.0	15.9	1.4	17.3
Depreciation	10.5	—	10.5	9.1	—	9.1
Amortization	1.8	—	1.8	0.4	—	0.4

EBITDAC	$46.9	$16.5	$63.4	$49.1	$3.3	$52.4

EBITDAC margin	12%		16%	15%		16%
EBITDAC growth (decline)	(4%)		21%	(4%)		0%

Effective October 1, 2010, we acquired substantially all of the third-party administrator assets and managed care service operations of GAB Robins North America, Inc. (GAB Robins) for cash of $16.0 million, notes payable of $4.0 million and the assumption of certain claims handling run-off liabilities. Reported revenues related to GAB Robins were $10.9 million and $34.1 million in the three-month and nine-month periods ended September 30, 2011, respectively.

Fees - The increase in fees for the three-month period ended September 30, 2011 compared to the same period in 2010 was due primarily to revenues associated with our acquisition of GAB Robins, new business and the impact of increased claim counts (total of $19.1 million), which were partially offset by lost business of $2.6 million. Organic growth (decline) in fee revenues for the three-month period ended September 30, 2011 was 13% compared to (3%) for the same period in 2010.

The increase in fees for the nine-month period ended September 30, 2011 compared to the same period in 2010 was due primarily to revenues associated with our acquisition of GAB Robins, new business and the impact of increased claim counts (total of $48.1 million), which were partially offset by lost business of $12.5 million. Organic growth (decline) in fee revenues for the nine-month period ended September 30, 2011 was 8% compared to (4%) for the same period in 2010.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and nine-month periods ended September 30, 2011 and 2010 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Domestic and international fees	$129.5	$108.0	$108.0	$110.6
International performance bonus fees	3.0	2.5	2.5	2.5
Adjusting fees related to international natural disasters	5.8	0.4	0.4	—

Fees as reported	138.3	110.9	110.9	113.1
Less fees from acquisitions	(10.9)	—	—	—
Levelized foreign currency translation	—	1.9	—	1.0

Organic fees	$127.4	$112.8	$110.9	$114.1

Organic change in fees	12.9%		-2.8%

	2011 Organic Revenue		2010 Organic Revenue
	2011	2010	2010	2009
Domestic and international fees	$378.5	$322.0	$322.0	$328.1
International performance bonus fees	9.1	9.5	9.5	9.8
Adjusting fees related to international natural disasters	13.5	0.4	0.4	—

Fees as reported	401.1	331.9	331.9	337.9
Less fees from acquisitions	(34.1)	—	—	—
Levelized foreign currency translation	—	7.2	—	6.3

Organic fees	$367.0	$339.1	$331.9	$344.2

Organic change in fees	8.2%		-3.6%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and nine-month periods ended September 30, 2011 remained relatively unchanged compared to the same periods in 2010.

Compensation expense - The increase in compensation expense for the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for severance, redundant headcount and temporary staffing related to GAB Robins) ($3.0 million), unfavorable foreign currency translation ($1.5 million), increased headcount and salaries ($10.7 million), employee benefits expense ($1.8 million), temporary-staffing expense ($1.5 million) and severance expense ($0.8 million) offset by a decrease in litigation settlement expense ($3.5 million).

The increase in compensation expense for the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for severance, redundant headcount and temporary staffing related to GAB Robins) ($8.4 million), unfavorable foreign currency translation ($4.4 million), increased headcount and salaries ($26.3 million), temporary-staffing expense ($5.6 million), employee benefits expense ($4.0 million) and severance expense ($3.1 million) offset by a decrease in litigation settlement expense ($3.5 million).

Operating expenses - The increase in operating expenses for the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for professional fees, redundant real estate and IT related to GAB Robins) ($1.1 million), increases in professional fees ($4.0 million), office expenses ($1.4 million), net rent and utilities ($0.7 million), business insurance ($0.4 million), sales development expenses ($0.4 million), licenses and fees ($0.2 million) and bad debt expense ($0.2 million) offset by a decrease in other expense ($0.3 million).

The increase in operating expenses for the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to GAB Robins integration costs (includes costs for professional fees, redundant real estate and IT related to GAB Robins) ($2.9 million), increases in professional fees ($11.5 million), office expenses ($3.7 million), business insurance ($1.7 million), travel and entertainment expense ($1.3 million), net rent and utilities ($1.2 million), sales development expenses ($1.0 million), licenses and fees ($0.4 million) and other expense ($0.2 million) offset by a decrease in bad debt expense ($0.3 million).

Depreciation - Depreciation expense increased slightly in the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 due to the GAB Robins acquisition. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month and nine-month periods ended September 30, 2011 and 2010.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended September 30, 2011 and 2010 were 38.5% and 40.7%, respectively. The risk management segment’s effective income tax rates for the nine-month periods ended September 30, 2011 and 2010 were 39.0% and 40.2%, respectively. We anticipate reporting an effective tax rate of approximately 39.0% to 41.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean-energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments as of September 30, 2011 (unaudited) and December 31, 2010 and a detailed discussion of the nature of these investments. See Note 5 to our consolidated financial statements for a summary of our debt as of September 30, 2011 (unaudited) and December 31, 2010.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing corporate segment results for the three-month and nine-month periods ended September 30, 2011 to the same periods in 2010 (in millions, except per share, percentages and workforce data):

	Three-month period ended			Three-month period ended
	September 30, 2011			September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean-coal production facilities	$0.7	$—	$0.7	$—	$—	$—
Royalty income from clean-coal licenses	1.2	—	1.2	0.8	—	0.8
Income from unconsolidated clean-coal production facilities	—	—	—	0.2	—	0.2
Other net revenues	—	—	—	(0.5)	—	(0.5)

Total revenues	1.9	—	1.9	0.5	—	0.5

Cost of revenues from consolidated clean-coal production facilities	0.7	—	0.7	—	—	—
Compensation	5.0	—	5.0	3.0	—	3.0
Operating	3.2	—	3.2	2.8	—	2.8
Interest	10.3	—	10.3	8.6	—	8.6
Depreciation	0.2	—	0.2	0.1	—	0.1

Total expenses	19.4	—	19.4	14.5	—	14.5

Loss from continuing operations before income taxes	(17.5)	—	(17.5)	(14.0)	—	(14.0)
Benefit for income taxes	(9.4)	—	(9.4)	(9.6)	—	(9.6)

Loss from continuing operations	$(8.1)	$—	$(8.1)	$(4.4)	$—	$(4.4)

Diluted loss from continuing operations per share	$(0.07)	$—	$(0.07)	$(0.04)	$—	$(0.04)

Identifiable assets at September 30	$517.0		$517.0	$530.2		$530.2

EBITDAC
Loss from continuing operations	$(8.1)	$—	$(8.1)	$(4.4)	$—	$(4.4)
Benefit for income taxes	(9.4)	—	(9.4)	(9.6)	—	(9.6)
Interest	10.3	—	10.3	8.6	—	8.6
Depreciation	0.2	—	0.2	0.1	—	0.1

EBITDAC	$(7.0)	$—	$(7.0)	$(5.3)	$—	$(5.3)

	Nine-month period ended			Nine-month period ended
	September 30, 2011			September 30, 2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean-coal production facilities	$10.6	$—	$10.6	$62.7	$—	$62.7
Royalty income from clean-coal licenses	1.7	—	1.7	2.5	—	2.5
Income (loss) from unconsolidated clean-coal production facilities	(2.3)	—	(2.3)	0.9	—	0.9
Other net revenues	0.1	—	0.1	3.0	—	3.0

Total revenues	10.1	—	10.1	69.1	—	69.1

Cost of revenues from consolidated clean-coal production facilities	12.4	—	12.4	64.0	—	64.0
Compensation	8.8	—	8.8	8.4	—	8.4
Operating	10.9	—	10.9	8.7	—	8.7
Interest	30.4	—	30.4	25.9	—	25.9
Depreciation	0.4	—	0.4	0.3	—	0.3

Total expenses	62.9	—	62.9	107.3	—	107.3

Loss from continuing operations before income taxes	(52.8)	—	(52.8)	(38.2)	—	(38.2)
Benefit for income taxes	(27.0)	—	(27.0)	(26.7)	—	(26.7)

Loss from continuing operations	$(25.8)	$—	$(25.8)	$(11.5)	$—	$(11.5)

Diluted net loss per share per share	$(0.23)	$—	$(0.23)	$(0.11)	$—	$(0.11)

Identifiable assets at September 30	$517.0		$517.0	$530.2		$530.2

EBITDAC
Loss from continuing operations	$(25.8)	$—	$(25.8)	$(11.5)	$—	$(11.5)
Benefit for income taxes	(27.0)	—	(27.0)	(26.7)	—	(26.7)
Interest	30.4	—	30.4	25.9	—	25.9
Depreciation	0.4	—	0.4	0.3	—	0.3

EBITDAC	$(22.0)	$—	$(22.0)	$(12.0)	$—	$(12.0)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean-coal production facilities - In 2010, this represents revenues from eight clean-coal production operations (consisting of 14 plants) that were built in 2009 which we initially consolidated due to our majority ownership position. As of March 1, 2010, we sold portions of our investments in six of the operations (consisting of 12 plants), which we no longer consolidated as of that date and such non-controlling, minority investments are now accounted for using equity method accounting. We continue to consolidate the remaining two operations which did not run in the three-month and nine-month periods ended September 30, 2011 and 2010. In April 2011, we entered into an agreement to lease a Section 45 facility from a major utility and began to sell refined coal produced from its operation. Due to our control over the operations of the facility, we are required to consolidate its operating results. This facility ran at capacity in second quarter 2011 and had minimal production in third quarter 2011.

•

Royalty income from clean-coal licenses - This represents revenues related to Chem-Mod. We have a 42% controlling ownership interest in Chem-Mod and are required to consolidate its operations. The increase in royalty income for the three-month period ended September 30, 2011 compared to the same period in 2010 is due to higher refined coal production by licensees that were not producing refined coal in 2010. The royalty income for the nine-month period ended September 30, 2011 is lower than the same period in 2010 due to lower production while Chem-Mod’s major licensees were awaiting permanent operating permits and/or agreements to run facilities. Permanent operating permits at three high volume operations were obtained on August 5, 2011.

Expenses related to Chem-Mod in the three-month periods ended September 30, 2011 and 2010 were $0.6 million and $0.6 million, respectively. Expenses related to Chem-Mod in the nine-month periods ended September 30, 2011 and 2010 were $1.3 million and $1.6 million, respectively.

•

Income (loss) from unconsolidated clean-coal production facilities - This includes income (losses) related to our equity portion of the pretax results of the six clean-coal production operations discussed above and the production based income from the investors in the six operations. The loss that occurred in the nine-month period ended September 30, 2011 compared to the income generated in 2010 was due to only three low volume operations being in production during the first three quarters of 2011. Production at the three high volume operations did not start until August 5, 2011, after they received permanent operating permits.

•

Other net revenues - In 2011, other net revenues consists of our equity portion of the earnings from our investment in three venture capital funds and in the second quarter, a $0.4 million impairment write-down of our biomass energy venture. In 2010, other net revenues consists primarily of a $4.8 million net pretax gain recognized in first quarter 2010 from the sales of portions of our ownership in the six clean-coal production operations discussed above, offset by a $1.5 million write-off recognized in second quarter 2010, under equity method accounting of an additional 3% investment in the global operations of C-Quest Technology LLC, and a $0.5 million write-down in third quarter 2010 of our investment in an investment management company.

Cost of revenues - Cost of revenues from consolidated clean-coal production facilities in 2010 includes the expenses incurred by the eight clean-coal production operations to generate the revenues discussed above. In 2011, the cost of revenues consists of the expenses incurred to run the leased facility discussed above.

Compensation expense - Compensation expense for the three-month periods ended September 30, 2011 and 2010, respectively, includes salary and benefit expenses of $1.3 million and $1.5 million and incentive compensation of $3.7 million and $1.5 million, respectively. The increase in compensation expenses for the three-month period ended September 30, 2011 compared to the same period in 2010 is primarily due to increased incentive compensation related to IRC Section 45 projects.

Compensation expense for the nine-month periods ended September 30, 2011 and 2010, respectively, includes salary and benefit expenses of $4.0 million and $4.1 million and incentive compensation of $4.8 million and $4.3 million, respectively.

Operating expenses - Operating expense in the three-month period ended September 30, 2011 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to 2011 acquisitions of $1.2 million, operating and professional fees related to royalty income of $0.6 million and other corporate and clean-energy related expenses of $0.7 million.

Operating expense in the three-month period ended September 30, 2010 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to 2010 acquisitions of $0.6 million, operating and professional fees related to royalty income of $0.6 million and other corporate and clean-energy related expenses of $0.9 million.

Operating expense in the nine-month period ended September 30, 2011 includes banking and related fees of $2.3 million, company-wide award and sales meeting expense of $0.7 million, external professional fees and other due diligence costs related to 2011 acquisitions of $3.9 million, operating and professional fees related to royalty income of $1.3 million and other corporate and clean-energy related expenses of $2.7 million.

Operating expense in the nine-month period ended September 30, 2010 includes banking and related fees of $1.1 million, external professional fees and other due diligence costs related to 2010 acquisitions of $2.7 million, operating and professional fees related to royalty income of $1.6 million and other corporate and clean-energy related expenses of $3.3 million.

Interest expense - The increase in interest expense for the three-month ($1.7 million) and nine-month ($4.5 million) periods ended September 30, 2011, compared to the same period in 2010 is primarily due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011.

Depreciation - Depreciation expense in the three-month and nine-month periods ended September 30, 2011 was unchanged compared to the same periods in 2010.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended September 30, 2011 was 34.2% compared to 34.4% for the same period in 2010. Our consolidated effective tax rate for the nine-month period ended September 30, 2011 was 35.4% compared to 33.8% for the same period in 2010. The effective tax rates for the three-month and nine-month periods ended September 30, 2011 and 2010 are lower than the statutory rate due to the IRC Section 45 tax credits generated during 2011 and 2010.

The following provides non-GAAP information that we believe is helpful when comparing 2011 and 2010 operating results for the corporate segment (in millions):

	00000000	00000000	00000000	00000000	00000000	00000000
	2011			2010
Third Quarter Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(11.1)	$4.4	$(6.7)	$(9.3)	$3.7	$(5.6)
Clean-energy investments	(2.9)	4.7	1.8	(2.4)	5.1	2.7
Acquisition costs	(1.2)	0.5	(0.7)	(0.6)	0.2	(0.4)
Corporate	(2.3)	(0.2)	(2.5)	(1.7)	0.6	(1.1)

Total	$(17.5)	$9.4	$(8.1)	$(14.0)	$9.6	$(4.4)

	2011			2010
Nine-Months Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(32.7)	$13.0	$(19.7)	$(27.0)	$10.8	$(16.2)
Clean-energy investments	(10.1)	11.5	1.4	(4.6)	13.8	9.2
Acquisition costs	(3.9)	1.0	(2.9)	(2.7)	1.0	(1.7)
Corporate	(6.1)	1.5	(4.6)	(3.9)	1.1	(2.8)

Total	$(52.8)	$27.0	$(25.8)	$(38.2)	$26.7	$(11.5)

Interest and banking costs includes expenses related to our debt. Clean-energy investments include the operating results related to our investments in clean-coal production operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and in 2011, costs related to a company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean-energy investments

At September 30, 2011, we held non-controlling, minority interests in five limited liability companies that own 12 commercial refined-coal production plants that were placed in service in 2009. These plants are currently producing refined-fuel using Chem-Mod LLC’s technologies (see below) which reduce harmful emissions, and that we believe qualifies for IRC Section 45 tax credits. Collectively, these 12 plants’ operations could generate for us approximately $4.5 million of net after-tax earnings per quarter through 2019.

At September 30, 2011, we also held a controlling, majority interest in a limited liability company that owns two commercial refined-coal production plants that were placed in service in 2009. While these plants have produced refined-fuel using Chem-Mod’s technologies in the past, they are currently idle.

The deadline under the law for placing-in-service refined-coal production plants, has been extended by two years, from December 31, 2009 to December 31, 2011. Tax credits on these plants can be earned for 10 years from the placed in service date if the refined-coal production plants are placed-in-service by December 31, 2011. In conjunction with this extension and the marketing efforts of Chem-Mod, there is increased demand for Section 45 projects and the Chem-Mod technologies. Accordingly, we are investing approximately $30.0 million ($57.0 million net of $27.0 million of expected proceeds from co-investors) in 16 commercial refined-coal production plants that we expect to place-in-service prior to December 31, 2011, and that we expect to be capable of producing refined-fuel using Chem-Mod’s technologies. These plants are currently under construction, and we have received commitments from utilities to purchase refined-fuel from the plants when they are placed in service. Six of the plants have received long-term purchase commitments and 10 of the plants have received short-term purchase commitments.

Ultimately, we plan to sell majority ownership interests to investors and relinquish control of the plants under structures similar to the 2009 era plants, thereby becoming a non-controlling, minority investor. Beginning in early 2012, the six plants with the long-term purchase commitments, collectively could generate for us approximately $7.0 million to $8.0 million of net after-tax earnings per quarter through 2021. We are currently negotiating with co-investors for the purchase portions of an ownership interest in all 16 plants, and with utility customers to purchase, under long-term contracts, refined-fuel produced by the other 10 plants. It is too early at this time to predict when these negotiations will be complete and what the ultimate earnings potential could be from these 10 plants.

We also own a 42% controlling interest in Chem-Mod LLC, which has been marketing The Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the Section 45 refined-coal production plants in which we hold an investment. To date, Chem-Mod technologies have been approved for coal-fired utilities in eleven states. Several other states are in the process of granting similar approvals. It is too early at this time to predict our ultimate earnings potential from this investment.

Our ability to recoup the net carrying value ($32.1 million at September 30, 2011) in clean-energy investments, and generate earnings from them, is subject to significant risk and uncertainties relating to, among other things, our utility partners’ ability to maintain long-term permits, each operations’ compliance with IRC Section 45, possible future changes in regulations, the utility’s use of coal to produce electricity, the operations of the plants (including uncertainties due to our lack of control of such operations), collection of co-investor notes receivable, our co-investors and operational partners, and the defense of their intellectual property. Also, while we believe that refined-coal production at the production plants using The Chem-Mod™ Solution will qualify for tax credits under IRC Section 45, we can make no assurance that the production will continue to meet the requirements of IRC Section 45.

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

Cash provided by operating activities was $182.0 million and $212.4 million for the nine-month periods ended September 30, 2011 and 2010 respectively. The decrease in cash provided by operating activities during the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to lower earnings from continuing operations, unfavorable timing differences in the receipts and disbursements of fiduciary funds and increased income tax and interest payments. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings, adjusted for non-cash items (i.e., EBITDAC), in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirement for our plan, which is $0.3 million in 2011. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by expected future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During the nine-month periods ended September 30, 2011 and 2010, we made discretionary contributions of $5.4 million and $4.5 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2011 and may be required to make contributions to the plan in future years.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $29.2 million and $18.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively. In 2011, we expect total expenditures for capital improvements to be approximately $35.0 to $40.0 million, primarily related to office moves and expansions and updating computer systems and equipment. We are in the process of building 16 new production plants under arrangements similar to those of our existing IRC Section 45 operations, where we intend to sell portions of our ownership in each new operation, which should reduce our ultimate investment to approximately $30 million. As of September 30, 2011, we have incurred $10.4 million and have committed to another $15.2 million to complete construction and placed in service requirements for these 16 plants.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $240.0 million and $44.2 million in the nine-month periods ended September 30, 2011 and 2010, respectively. We completed twenty-one acquisitions, including the $164.0 million of net cash paid for the Heath Lambert acquisition, and twelve acquisitions in the nine-month periods ended September 30, 2011 and 2010, respectively. Annualized revenues of entities acquired in the nine-month periods ended September 30, 2011 and 2010 totaled approximately $234.8 million and $56.7 million, respectively.

During the nine-month period ended September 30, 2011, we issued 153,000 shares of our common stock, paid $7.3 million in cash and accrued $10.2 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $11.7 million. During the nine-month period ended September 30, 2010, we issued 882,000 shares of our common stock, paid $2.8 million in cash and accrued $4.3 million in current liabilities related to earnout obligations for acquisitions made prior to 2009 and recorded additional goodwill of $17.2 million.

Dispositions - During the nine-month periods ended September 30, 2011 and 2010, we sold several small books of business and recognized one-time gains of $4.4 million and $2.6 million, respectively. We received cash proceeds of $10.2 million and $1.5 million related to the 2011 and 2010 transactions, respectively.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items (i.e., EBITDAC), have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (described below under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business.

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

The Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At September 30, 2011, no borrowings were outstanding under the Credit Agreement. Due to outstanding letters of credit, $483.5 million remained available for potential borrowings under the Credit Agreement at September 30, 2011.

We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the nine-month period ended September 30, 2011, we borrowed and repaid $102.0 million under our Credit Agreement. In the nine-month period ended September 30, 2010, we borrowed and repaid $48.0 million under our prior credit agreement. Principal uses of the 2011 and 2010 borrowings were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

In first quarter 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $125.0 million in aggregate debt. At September 30, 2011, we had $675.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2011, 2009 and 2007 and a cash and cash equivalent balance of $241.4 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at September 30, 2011.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the nine-month period ended September 30, 2011, we declared $111.5 million in cash dividends on our common stock, or $.99 per common share. On October 20, 2011, we announced a quarterly dividend for fourth quarter 2011 of $.33 per common share, a 3% increase over fourth quarter 2010. It is anticipated this dividend level will result in annualized net cash used by financing activities in 2011 of approximately $149.0 million (based on the number of outstanding shares as of September 30, 2011) or an anticipated increase in cash used of approximately $12.9 million compared to 2010.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the nine-month periods ended September 30, 2011 and 2010 were $54.8 million and $26.4 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP - 1.2 million shares of our common stock were available for this purpose) were available for grant under the LTIP at September 30, 2011. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the nine-month periods ended September 30, 2011 and 2010 and we believe this favorable trend will continue in the foreseeable future.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 13 to our unaudited consolidated financial statements for additional discussion of these obligations and commitments. In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 5, 12 and 13 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 3, 8 and 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the nine-month period ended September 30, 2011. We did not have any material dispositions during the nine-month periods ended September 30, 2011 and 2010.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, revenues, expenses, earnings, cash flow, dividends, future financial impact of acquisitions (including Heath Lambert and GAB Robins), capital structure, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean-energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•

Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us (including Heath Lambert and GAB Robins);

•

Our growing international operations expose us to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements including those imposed by the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010;

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

•

Significant uncertainties related to our Internal Revenue Code (which we refer to as the IRC) Section 45-related investments (including uncertainties due to our lack of control over such operations) could negatively impact our plans to build new refined-coal production plants and recoup these and previous investments and generate earnings on them;

•	Changes to tax laws or environmental regulations could adversely affect our ability to generate earnings from our investments in IRC Section 45-related operations;

•	Our investments in IRC Section 45-related operations could subject us to environmental and product liability claims and environmental compliance costs;

•	We have direct exposure and may incur significant obligations under tax indemnity agreements relating to historically claimed tax credits under IRC Section 29;

•	Improper disclosure of our clients’ confidential information and the personal data of their employees could result in legal liability or harm our reputation;

•	Our debt agreements contain restrictions and covenants that could significantly impact our ability to operate our business;

•	Changes in our accounting estimates and assumptions could adversely affect our financial position and operating results;

•	Our success could be compromised if we are unable to keep pace with new technological developments and implement technology solutions for our clients and for internal efficiency purposes; and

•	A disaster or significant disruption to business continuity could have a material adverse effect on our operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at September 30, 2011 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at September 30, 2011 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2011.

We have other investments that have valuations that are indirectly influenced by equity markets and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

At September 30, 2011, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at September 30, 2011 was $758.9 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at September 30, 2011 and the resulting fair value would be $35.9 million higher than their carrying value (or $710.9 million).

At September 30, 2011, we had no borrowings outstanding under our Credit Agreement. However, in the event that we do have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at September 30, 2011 and the resulting fair values would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from our U.K. based subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Brazilian, Canadian, Indian and Singaporean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2011 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $10.8 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2011 (a strengthening of the U.S. dollar), earnings before income taxes would increase by approximately $2.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the nine-month periods ended September 30, 2011 and 2010, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. This hedging strategy is designed to protect us against significant U.K. currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of this hedging strategy was not material to our unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2011 and 2010.

Item 4. Controls and Procedures

As of September 30, 2011, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal control over financial reporting during the three-month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the third quarter of 2011. Under the repurchase plan, as of September 30, 2011, we continue to have the authority to repurchase approximately 10,000,000 shares of our common stock. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the third quarter of 2011, we issued an aggregate of 276,000 unregistered shares of our common stock, with an aggregate value of approximately $7.8 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, each of whom were sophisticated enough to evaluate the risks of the investment. For each transaction other than the Migura Insurance Agency (Migura) transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares by the recipients. We plan to file a prospectus supplement for Migura following the conclusion of the escrow period for that transaction.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(in millions)
Potter-Holden & Company	July 29, 2011	73,000	$2.1
Group Benefits of Arkansas	August 2, 2011	64,000	1.8
Benetex Group, Inc.	September 9, 2011	136,000	3.8
Migura Insurance Agency	September 22, 2011	3,000	0.1

Item 6. Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: October 28, 2011	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September  30, 2011

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.