Form 10-K
period 2011-12-31
GALLAGHER ARTHUR J & CO
filed 2012-02-14
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒ .

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2011 (the last day of the registrant’s most recently completed second quarter) was $2,848,392,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2012 was 115,040,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2012 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, are engaged in providing insurance brokerage and third-party claims settlement and administration services to entities in the United States (U.S.) and abroad. We believe that our major strength is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

Since our founding in 1927, we have grown from a one-man agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 18, 2011 edition, and the world’s largest property/casualty third-party claims administrator, according to Business Insurance magazine’s March 28, 2011 edition. We generate approximately 81% of our revenues domestically, with the remaining 19% derived primarily from operations in Australia, Bermuda, Canada, New Zealand and the United Kingdom (U.K.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2011 of approximately $3.8 billion. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

We have three reporting segments: brokerage, risk management and corporate, which contributed approximately 73%, 26% and 1%, respectively, to 2011 revenues.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, acquisition strategy, revenues, expenses, earnings, cash flow, capital structure, the expected impact of the 2010 U.S. Healthcare Reform Legislation on our business, and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.

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

•

The recent recession and the current or any future economic downturn could adversely affect our business in a number of ways, including by causing our clients to purchase less insurance coverage, by leading to a continued reduction in the number of claims we process or by causing insurance companies with which we do business to experience liquidity problems and withdraw from writing certain coverages, or fail;

•

Our ability to grow has been enhanced through acquisitions (including Heath Lambert and GAB Robins), which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us;

•

Our growing international operations expose us to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements including those imposed by the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;

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

•

Our inability to recruit and retain key personnel (including those that manage our interests in our clean energy investments), or a failure in succession planning for key members of management, could adversely affect our operations;

•	Rising employee benefits costs (including pension expense) could reduce our profitability;

•

Significant uncertainties related to our Internal Revenue Code (which we refer to as the IRC) Section 45-related investments (including uncertainties due to our lack of control over such operations) could negatively impact our ability to take full advantage of our proportionate share of the tax credits they generate;

•	Our IRC Section 45-related investments could subject us to environmental and product liability claims and environmental compliance costs;

•	We have direct exposure and may incur significant obligations under tax indemnity agreements relating to historically claimed tax credits under IRC Section 29;

•

Improper disclosure or theft of our clients’ confidential information and the personal data of their employees as a result of a cybersecurity incident or otherwise, could result in legal liability or harm our reputation;

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

The foregoing and other such risks and uncertainties are described in more detail in Item 1A of this report, entitled “Risk Factors.”

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

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2011, is as follows (in millions):

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$1,127.4	53%	$957.3	51%	$912.9	53%
Fees	324.1	15%	274.9	15%	282.1	16%
Supplemental commissions	56.0	3%	60.8	3%	37.4	2%
Contingent commissions	38.1	2%	36.8	2%	27.6	2%
Investment income and other	10.9	—%	10.8	1%	16.2	1%

	1,556.5	73%	1,340.6	72%	1,276.2	74%

Risk Management
Fees	546.1	26%	460.1	25%	451.7	26%
Investment income	2.7	—%	2.0	—%	1.5	—%

	548.8	26%	462.1	25%	453.2	26%

Corporate
Clean energy and other investment income	29.4	1%	61.5	3%	(0.1)	—%

Total revenues	$2,134.7	100%	$1,864.2	100%	$1,729.3	100%

See Note 17 to our 2011 consolidated financial statements for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by segment for 2011, 2010 and 2009.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other the hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions and recognition of investment gains and losses also impact the trends in our quarterly operating results. See Note 16 to our 2011 consolidated financial statements for unaudited quarterly operating results for 2011 and 2010.

Brokerage Segment

The brokerage segment accounted for 73% of our revenue from continuing operations in 2011. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance carriers, which are usually based upon either a percentage of the premium paid by insureds or brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker by the insurer. Commission rates depend on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees paid to us by our clients depend on the extent and value of the services we provide. In addition, under certain circumstances, we receive supplemental and contingent commissions for both retail and wholesale brokerage services. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid. The insurance carrier determines the supplemental commission that is eligible to be paid annually based on historical performance criteria in advance of the contractual period. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or the overall volume of business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

We operate our brokerage operations through a network of more than 300 sales and service offices located throughout the U.S. and in 16 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we offer client-service capabilities in more than 110 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 78% of our brokerage segment revenues in 2011. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

401(k) Solutions	Dental	Fire	Products Liability
403(b) Solutions	Directors & Officers Liability	General Liability	Professional Liability
Aviation	Disability	Life	Property
Casualty	Earthquake	Marine	Wind
Commercial Auto	Errors & Omissions	Medical	Workers Compensation

Our retail brokerage operations are organized in more than 190 geographical profit centers located in the U.S., Australia, Canada and U.K. and operate within certain key niche/practice groups, which account for approximately 67% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Agribusiness	Health and Welfare	Marine	Religious/Not-for-Profit
Aviation & Aerospace	Healthcare	Manufacturing	Restaurant
Captive Consulting	Healthcare Analytics	Personal	Retirement
Construction	Higher Education	Private Equity	Scholastic
Energy	Hospitality	Professional Groups	Technology/Telecom
Entertainment	Human Resources	Public Entity	Transportation
Executive Benefits	International Benefits	Real Estate	Voluntary Benefits
Global Risks

Our specialized focus on these niche/practice groups allows for highly-focused marketing efforts and facilitates the development of value-added products and services specific to those industries or business segments. We believe that our detailed understanding and broad client contacts within these niche/practice groups provide us with a competitive advantage.

We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:

•	Mergers and acquisitions;

•	Our niche/practice groups and middle-market accounts;

•	Cross-selling other brokerage products to existing customers; and

•	Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self-insurance.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 22% of our brokerage segment revenues in 2011. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through over 65 geographical profit centers located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

Over 75% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as the largest domestic managing general agent/underwriting manager according to Business Insurance magazine’s October 10, 2011 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients and developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 26% of our revenues from continuing operations in 2011. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 67% of our risk management segment’s revenues are from workers compensation related claims, 26% are from general and commercial auto liability related claims and 7% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an independent basis from our brokerage operations. We manage our third-party claims adjusting operations through a network of approximately 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients and customers.

While this segment complements our insurance brokerage offerings, over 86% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest property/casualty third party claims administrator according to Business Insurance magazine’s March 28, 2011 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from increased levels of business with Fortune 1000 companies, larger middle-market companies, captives, program business and the outsourcing of insurance company claims departments. In addition, the risk management segment may grow in the future through mergers and acquisitions.

Corporate Segment

The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. We have been winding down our legacy investments since 2003. At December 31, 2011, significant investments managed by this segment include:

Clean Coal Related Ventures

We have a 42.0% interest in a privately-held enterprise (Chem-Mod LLC) that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants. We also have an 8.0% interest in a privately-held start-up enterprise (C-Quest Technology LLC), which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

Tax-Advantaged Investments

Prior to January 1, 2008, we owned certain partnerships formed to develop energy that qualified for tax credits under the former IRC Section 29. These consisted of waste-to-energy partnerships and synthetic coal operations. These investments helped to substantially reduce our effective income tax rate from 2002 through 2007. The law that permitted us to claim IRC Section 29 tax credits expired on December 31, 2007. In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod’s technologies. We believe these operations will produce refined coal that will qualify for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits substantially expires on December 31, 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and December 31, 2021 for the fifteen plants we built and placed in service in 2011 (2011 Era Plants).

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2011 were as follows (in millions):

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$1,725.1	81%	$1,613.5	87%	$1,532.9	89%
United Kingdom	260.5	12%	148.8	8%	110.2	6%
Other foreign, principally Australia, Bermuda and Canada	149.1	7%	101.9	5%	86.2	5%

Total revenues	$2,134.7	100%	$1,864.2	100%	$1,729.3	100%

See Notes 5, 14 and 17 to our 2011 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by segment, for 2011, 2010 and 2009.

Brokerage Operations in Australia, Bermuda, Canada and the U.K.

The majority of our international brokerage operations are in Australia, Bermuda, Canada and the U.K.

We operate in Australia and Canada primarily as a retail commercial property and casualty broker. In the U.K., we also have a retail brokerage and underwriting operation for clients to access the Lloyd’s of London and other international insurance markets, and a program operation offering customized risk management products and services to U.K. public entities. In Bermuda, we act principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provide services relating to the formation and management of offshore captive insurance companies.

We also have ownership interests in two Bermuda-based insurance companies that operate segregated account “rent-a-captive” facilities. These facilities enable clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insureds generally for reducing future costs of their insurance programs.

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

Markets and Marketing

We manage our brokerage operations through a network of more than 300 sales and service offices located throughout the U.S. and in 16 other countries. We manage our third-party claims adjusting operations through a network of 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2011, our largest single customer accounted for approximately 2% of total revenues and our ten largest customers represented 6% of total revenues in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

Each of our retail and wholesale brokerage operations has a small market-share position and, as a result, we believe has substantial organic growth potential. In addition, each of our retail and wholesale brokerage operations has the ability to grow through the acquisition of small- to medium-sized independent brokerages. See “Business Combinations” below.

While historically we have generally grown our risk management segment organically, and we expect to continue to do so, from time to time we consider acquisitions for this segment.

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

Competition

Brokerage Segment

According to Business Insurance magazine’s July 18, 2011 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings, Ltd., each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.), Towers Watson & Co. and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies.

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

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party administrator based on revenues, according to Business Insurance magazine’s March 28, 2011 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company) and ESIS (a subsidiary of ACE Limited). Several large insurance companies, such as AIG Insurance and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors, particularly during the softening insurance cycle. In addition, we compete with various smaller third party administrators on a regional level. We believe that our competitive position is due to our strong reputation for outstanding service and our ability to resolve customers’ losses in the most cost-efficient manner possible.

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

Business Combinations

We completed and integrated 286 acquisitions from January 1, 1985 through December 31, 2011, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. Acquisition prices typically fall within the $1 million to $50 million purchase price range.

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

See Note 3 to our 2011 consolidated financial statements for a summary of our 2011 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2011, we had approximately 12,400 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

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

Item 1A. Risk Factors.

Risks Relating To Our Business Generally

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, for several years through late 2000, heavy competition for market share among insurance carriers, increased underwriting capacity and improved economies of scale following consolidations, resulted in flat or reduced premium rates (a “soft” market). This put downward pressure on our commission revenue in many lines and in many geographic areas. Beginning in late 2000, the insurance industry transitioned to a “hard” market, in which premium rates were stable or increasing. Because of the events of September 11th, many insurance lines became less available and premium rates increased, in some cases dramatically. Beginning in late 2003, the market softened again in many lines and geographic areas. While the high level of hurricane activity and other natural disasters in 2004 and 2005 caused a hard market in certain coastal areas, the low level of hurricane activity in 2006 and 2007 caused carriers to become rate and price sensitive once again. The industry has remained in a soft market across most geographical areas and business lines since that time, even though there was a higher level of hurricane activity in 2008. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While, historically we have been able to participate in certain of these activities on behalf of our customers and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations, as well as individuals, actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets that have revenues significantly larger than ours. In addition, various other competing firms that operate nationally or that are strong in a particular region or locality may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors in determining our competitive position with other organizations in our industry are the quality of the services rendered and the overall costs to our clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect our business.

In addition, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

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

•

Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers; and

•	Increased competition from new market participants such as banks, accounting firms and consulting firms offering risk management or insurance brokerage services.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our results of operations and financial condition.

A continuation or worsening of the recent economic recession, may adversely affect our results of operations and financial condition.

The general deterioration in the economy, which began in fourth quarter 2008, could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact our 2012 commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on our results of operations and financial condition. We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our client, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom we places business could also result in errors and omissions claims by our clients, which could adversely affect our results of operations and financial condition.

We have historically engaged in a large number of acquisitions of insurance brokers and agencies. We may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth strategy and results of operations.

In the past several years, we have completed numerous acquisitions of insurance brokers and agencies and may continue to make such acquisitions in the future. Our acquisition program has been an important part of our historical growth and we believe that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in us achieving slower growth. Moreover, even if we are able to identify appropriate acquisition targets, we may not be able to execute acquisition transactions on favorable terms or integrate such targets following acquisition in a manner that allows us to realize the anticipated benefits of such acquisitions. Our acquisitions pose the risk of post-acquisition deterioration, which could result in lower or negative earnings contribution and/or goodwill impairment charges. Additionally, we may incur or assume unanticipated liabilities or contingencies in connection with our acquisitions. These could include liabilities relating to accounting, information technology, human resources and regulatory or compliance issues (including, for example, liabilities relating to violations of the U.S. Foreign Corrupt Practices Act (the FCPA), U.K. Bribery Act or other anti-corruption laws when we acquire businesses with international operations). If any of these developments occur, our growth strategy and results of operations could be adversely affected.

Our growing international operations expose us to risks different than those we face in the U.S.

We conduct a growing portion of our operations outside the U.S., including in countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries. For example, we use third-party service providers located in India for certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations or ability to use third-party providers in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risk relating to:

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

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. This includes rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, the requirements of the FCPA and other anti-bribery and corruption rules and requirements in the countries in which we operate (such as the U.K. Bribery Act), as well as unexpected changes in such regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•	Adverse changes in tax rates or discriminatory or confiscatory taxation in foreign jurisdictions;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs; and

•	Governmental restrictions on the transfer of funds to us from our operations outside the U.S.

If any of these developments occur, our results of operations and financial condition could be adversely affected.

We face a variety of risks in our risk management operations that are distinct from those we face in our brokerage operations.

Our risk management operations face a variety of risks distinct from those faced by our brokerage operations, including the risk that:

•	The favorable trend among insureds toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

•	Contracting terms will become less favorable or that the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•

We will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments will impose additional burdens, costs or business restrictions that make our business less profitable;

•	Continued economic weakness or a slow-down in economic activity could lead to a continued reduction in the number of claims we process;

•

If we do not control our labor and technology costs, we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);

•	We may be unable to develop further efficiencies in our claims-handling business if we fail to make adequate improvements in technology; and

•

Insurance companies or certain insurance consumers may create in-house servicing capabilities that compete with our third party administration and other administration, servicing and risk management products.

If any of these developments occur, our results of operations and financial condition could be adversely affected.

Contingent and supplemental commissions we receive from insurance companies are less predictable than standard commissions, and any decrease in the amount of these kinds of commissions we receive could adversely affect our results of operations.

A portion of our revenues consists of contingent and supplemental commissions we receive from insurance companies. Contingent commissions are paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. Supplemental commissions are commissions paid by insurance companies that are established annually in advance based on historical performance criteria. If, due to the current economic environment or for any other reason, we are unable to meet insurance companies’ profitability, volume and/or growth thresholds, and/or insurance companies increase their estimate of loss reserves (over which we have no control), actual contingent commissions and/or supplemental commissions we receive could be less than anticipated, which could adversely affect our results of operations.

Our future success depends, in part, on our ability to attract and retain experienced and qualified personnel.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and we have lost key brokers to competitors in the past. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel (including the key personnel that manage our interests in our IRC Section 45 investments),, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

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

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our client relationships, growth strategy, compliance programs and operating results could be adversely affected.

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies, we could experience a material adverse effect on our client relationships, growth strategy, compliance programs and operating results.

Our inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity could have a material adverse effect on our operations.

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. For example, our risk management segment is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. Disruptions could be caused by restricted physical site access, terrorist activities, disease pandemics, material cybersecurity attacks, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us because of any period during which we are unable to provide services. Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

Regulatory, Legal And Accounting Risks

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business or may be less profitable.

Many of our activities are subject to regulatory supervision, including insurance industry regulation, Federal and state employment regulation and regulations promulgated by regulatory bodies in foreign jurisdictions in which we operate, including the Financial Services Authority in the U.K (the FSA). Failure to comply with some of these regulations could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business. For example, although our inability to accept contingent commissions under an agreement with the Attorney General of the State of Illinois and the Director of Insurance of the State of Illinois ended on October 1, 2009, compensation practices such as contingent commissions could in the future return to the scrutiny of the public, State Attorneys General, and state insurance departments. This could lead to regulations prohibiting or placing restrictions upon the practice. If this or other changes in regulation or enforcement occur, our results of operations and financial condition could be adversely affected.

Our business could be negatively impacted if we are unable to adapt our services to changes resulting from the 2010 Health Care Reform Legislation.

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

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 13 to our consolidated financial statements, we are subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our financial results.

We could be adversely affected by violations of the FCPA, the U.K. Bribery Act or other anti-corruption laws.

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to foreign officials. Our training program and policies mandate compliance with the FCPA, U.K. Bribery Act and other anti-corruption laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.K. by the FSA, and one was investigated in the U.S. by the SEC and Department of Justice, for improper payments to foreign officials. These firms paid significant settlements and undertook internal investigations. If we are found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third party partners or agents), we could suffer from civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, such as through a cybersecurity attack. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. We recently experienced an attempt to wrongfully access our computer and information systems, which, if successful, could have resulted in harm to our business. Our systems were successful in identifying the risk and preventing unauthorized access, and management is not aware of a cybersecurity incident that has had a material effect on our operations. However, there can be no assurance that cybersecurity incidents that could have a material impact on our business will not occur.

Data privacy is subject to frequently changing rules and regulations that sometimes conflict among the various jurisdictions and countries in which we provide services, and may be more stringent in some jurisdictions outside the U.S. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or damage our reputation.

Significant changes in foreign exchange rates may adversely affect our results of operations.

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

We prepare our financial statements in accordance with generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt And Common Stock

Our clean energy investments are subject to various risks and uncertainties.

We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under IRC Section 45.

See Note 12 to our consolidated financial statements for a description of these investments. Our ability to take full advantage of our proportionate share of the tax credits generated by these operations is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

•

Availability of the tax credits under IRC Section 45. Our ability to claim tax credits under IRC Section 45 depends upon the operations in which we have invested, satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the emissions reduction, “qualifying technology”, and “placed-in-service” requirements of IRC Section 45, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Additionally, Congress could modify or repeal IRC Section 45 and remove the tax credits retroactively.

•

Business risks. We are working to negotiate and finalize arrangements with potential co-investors for the purchase of equity stakes in one or more of the operations that are not currently producing refined coal. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. We could also be exposed to risk due to our lack of control over the operations if future developments, for example a regulatory change affecting public and private companies differently, caused our interests and those of our co-investors to diverge. Finally, our partners responsible for operation and management could fail to run the operations in compliance with IRC Section 45. If any of these developments occur, we may unable to take full advantage of the tax credits.

•

Operational risks. Chem-Mod’s multi-pollutant reduction technologies require chemicals that may not be readily available in the marketplace at reasonable costs. Utilities that use the technologies could be idled for various reasons, including operational or environmental problems at the plants or in the boilers, disruptions in the supply of coal, revocation of their Chem-Mod technologies environmental permits, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede the operations. Long-term operations using Chem-Mod’s multi-pollutant reduction technologies could also lead to unforeseen technical or other problems not evident in the short or medium-term. In the event of any such operational problems, we may not be able to take full advantage of the tax credits.

•

Market demand for coal. If the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

•

IRC Section 45 phase-out provisions. IRC Section 45 contains phase-out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments.

•

Environmental concerns regarding coal. Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste could lead to regulations that discourage the burning of coal. For example, such regulations could mandate that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal. This could result in utilities burning less coal, which would reduce the generation of tax credits.

•

Intellectual property risks. Other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or we and our partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. If Chem-Mod (or we and our partners) cannot defend such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

The IRC Section 45 operations in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

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

We have historically benefited from IRC Section 29 tax credits and that law expired on December 31, 2007. The disallowance of IRC Section 29 tax credits would likely cause a material loss.

The law permitting us to claim IRC Section 29 tax credits related to our synthetic coal operations expired on December 31, 2007. We believe our claim for IRC Section 29 tax credits in 2007 and prior years is in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related limited liability companies in which we had an interest. We understand these private letter rulings are consistent with those issued to other taxpayers and have received no indication from the IRS that it will seek to revoke or modify them. However, while our synthetic coal operations are not currently under audit, the IRS could place those operations under audit and an adverse outcome may cause a material loss or cause us to be subject to liability under indemnification obligations related to prior sales of partnership interests in partnerships claiming IRC Section 29 tax credits. For additional information about the potential negative effects of adverse tax audits and related indemnification contingencies, see the discussion on IRC Section 29 tax credits included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Volatility of the price of our common stock could adversely affect our stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the financial services industry in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

•

The impact or perceived impact of developments relating to our clean energy investments and expected IRC Section 45 tax credits, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

•

Quarter-to-quarter volatility in the earnings impact of Section 45 tax credits from our clean energy investments, due to the application of accounting standards applicable to the recognition of tax credits;

•	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism.

Shareholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 13 to our 2011 consolidated financial statements for information with respect to our lease commitments as of December 31, 2011.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	59	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	49	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	49	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	62	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

James S. Gault	60	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	50	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	50	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. McGrath	45	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	59	Corporate Vice President since 1993, President of our Wholesale Brokerage Operation since 2001

With the exception of Mr. Bay and Mr. Hudson, we have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2010 through December 31, 2011 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

	High	Low	Dividends Declared per Common Share
Quarterly Periods
2011
First	$31.92	$28.40	$.33
Second	31.22	27.68	.33
Third	29.13	24.29	.33
Fourth	33.99	25.27	.33
2010
First	$25.84	$21.90	$.32
Second	27.00	22.63	.32
Third	26.75	23.96	.32
Fourth	29.80	25.87	.32

As of January 31, 2012, there were approximately 1,000 holders of record of our common stock.

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2011. Under the repurchase plan, as of December 31, 2011, we continue to have the authority to repurchase approximately 10,000,000 shares. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the fourth quarter of 2011, we issued an aggregate of 972,000 unregistered shares of our common stock, with an aggregate value of approximately $29.9 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, which were each sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(In millions)
S.A. Freerks & Associates, Inc.	October 28, 2011	47,000	$1.5
Trissel Graham & Toole, Inc.	November 1, 2011	349,000	10.8
Mutual Insurance Services, Inc.	November 14, 2011	68,000	2.1
Worksite Communications, Inc.	November 30, 2011	352,000	10.5
Transwestern General Agency, Inc.	December 8, 2011	75,000	2.4
Kahl Insurance Services, LLC	December 16, 2011	81,000	2.6

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2011 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$1,127.4	$957.3	$912.9	$854.2	$823.8
Fees	870.2	735.0	733.8	711.3	676.4
Supplemental commissions	56.0	60.8	37.4	20.4	10.0
Contingent commissions	38.1	36.8	27.6	25.3	13.3
Investment income and other	43.0	74.3	17.6	33.8	99.8

Total revenues	2,134.7	1,864.2	1,729.3	1,645.0	1,623.3
Total expenses	1,926.9	1,661.2	1,518.2	1,481.4	1,423.2

Earnings before income taxes	207.8	203.0	211.1	163.6	200.1
Provision for income taxes	63.7	39.7	78.0	52.2	45.5

Earnings from continuing operations	144.1	163.3	133.1	111.4	154.6
Earnings (loss) from discontinued operations, net of income taxes	—	10.8	(4.5)	(34.1)	(15.8)

Net earnings	$144.1	$174.1	$128.6	$77.3	$138.8

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.28	$1.56	$1.32	$1.18	$1.59
Diluted net earnings per share (1)	1.28	1.66	1.28	.82	1.43
Dividends declared per common share (2)	1.32	1.28	1.28	1.28	1.24
Share Data:
Shares outstanding at year end	114.7	108.4	102.5	96.4	92.0
Weighted average number of common shares outstanding	111.7	104.8	100.5	93.8	95.9
Weighted average number of common and common equivalent shares outstanding	112.5	105.1	100.6	94.2	97.1
Consolidated Balance Sheet Data:
Total assets	$4,483.5	$3,596.0	$3,250.3	$3,271.3	$3,556.8
Long-term debt less current portion	675.0	550.0	550.0	400.0	400.0
Total stockholders’ equity	1,243.6	1,106.7	892.9	738.5	715.5

Return on beginning stockholders’ equity (3)	13%	20%	17%	11%	16%
Employee Data:
Number of employees - continuing operations at year end	12,383	10,736	9,840	9,863	9,102
Total revenue per employee (4)	$172,000	$174,000	$176,000	$167,000	$178,000
Earnings from continuing operations per employee (4)	$12,000	$15,000	$14,000	$11,000	$17,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” on page 23 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental commission revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 17 countries and offer client-service capabilities in more than 110 countries globally through a network of correspondent brokers and consultants. We generate approximately 81% of our revenues domestically, with the remaining 19% derived internationally, primarily in Australia, Bermuda, Canada, New Zealand and the U.K. We have three reporting segments: brokerage, risk management and corporate, which contributed approximately 73%, 26% and 1%, respectively, to 2011 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

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

Overview and 2011 Financial Highlights

Even though we generated positive organic growth in the year ended December 31, 2011 in both our brokerage and risk management segments, the uncertain economic environment continued to provide headwinds for our business in 2011. In first quarter 2011, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates had again declined for the 29th consecutive quarter, although the rate of decrease slowed from that reported in fourth quarter 2010. The second quarter report indicated that rates remained stable with negligible declines. The third quarter report indicated that rates were up, on average, 0.9% across all sized accounts, with small accounts leading the way with an average 2.1% increase. The fourth quarter report indicated that rates were up, on average, 2.8% across all sized accounts, with medium accounts leading the way with an average 3.5% increase. The CIAB survey did not reveal any significant new emerging trends, but did note that rates appear to be moving towards positive territory. Although competition is still stiff in the marketplace, the fourth quarter survey indicated that property/casualty insurance carriers appear to be tightening their underwriting standards, particularly on accounts with poor loss experience. The survey also indicated that there is some upward rate pressure on workers’ compensation and property lines of business. However, the demand for insurance continues to be restrained due to the sluggish economy, which could offset the impact of the favorable pricing trend noted in the fourth quarter survey. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Despite these headwinds, our operating results improved in 2011 compared to 2010 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 16% and 18%, respectively, organic commission, fee and supplemental commission revenues were up 3.1%, earnings from continuing operations were up 3% and adjusted EBITDAC was up 18%. In addition, we completed 32 acquisitions totaling $277.0 million of annualized revenues in 2011.

•

In our risk management segment, total revenues and adjusted total revenues were both up 19%, organic revenues were up 9.4%, earnings from continuing operations were up 6% and adjusted EBITDAC was up 22%.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 17% and 18%, respectively, organic commission, fee and supplemental commission revenues were up 4.8%, earnings from continuing operations were up 4% and adjusted EBITDAC was up 18%.

We achieved these results by demonstrating expense discipline and headcount control, continuing to pursue our acquisition strategy and generating organic growth in our core businesses. In 2011, we continued to expand our international operations through both acquisitions and organic growth. By the end of 2011, 19% of our revenues were generated internationally, compared with 13% in 2010. We expect this international revenue trend to continue in 2012.

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

Inflation tends to increase the levels of insured values and risk exposures, resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations has historically had a greater impact on changes in premium rates, and therefore on our revenues, than inflationary pressures.

Recent Events

The deterioration in the economy that began in the fall of 2008 adversely impacted us in 2011, and could continue to do so in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in, among other things, their headcount, payroll, properties and the market value of their assets. Such reductions could also adversely impact our commission revenues in future years if the property/casualty insurance carriers perform exposure audits that lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy.

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (which we refer to together as the 2010 Health Care Reform Legislation) were signed into law. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. As a result, the potential exists for our employee benefits consultants to win new clients and generate additional revenue from existing clients by assisting them in navigating the increasingly complex regulations surrounding their benefits plans. In 2011, our employee benefits consulting operation generated approximately one quarter of the brokerage segment’s revenues. Although we believe that the 2010 Health Care Reform Legislation could be beneficial to our brokerage segment’s fee revenues, given the legislation’s broad scope and the uncertainties that exist regarding the interpretation and implementation of many of the legislation’s complex provisions, the potential impact of the legislation on us, beneficial or otherwise, is currently uncertain.

Clean energy investments - In 2009, we built and placed in service fourteen commercial clean coal production plants (2009 Era Plants). At December 31, 2011, we held non-controlling, minority interests in five limited liability companies that own twelve of the 2009 Era Plants. These plants are currently producing refined coal using Chem-Mod LLC’s technologies (see below) which reduce harmful emissions and that we believe qualify for IRC Section 45 tax credits. Collectively, these twelve plants’ operations could generate for us approximately $4.3 million of net after-tax earnings per quarter through 2019.

At December 31, 2011, we also held a controlling majority interest in a limited liability company that owns two 2009 Era Plants. While these plants have produced refined coal using Chem-Mod’s technologies in the past, they are currently idle.

Congress extended the deadline for clean coal production plants to be “placed in service” by two years, from December 31, 2009 to December 31, 2011. Tax credits on these plants can be earned for ten years from the placed-in-service date if the clean coal production plants are placed in service by December 31, 2011. In conjunction with this extension and the marketing efforts of Chem-Mod, there is increased demand for IRC Section 45 projects and the Chem-Mod technologies. Accordingly, we have invested $33.4 million in fifteen commercial clean coal production plants that we placed in service, producing refined coal using Chem-Mod’s technologies, prior to December 31, 2011 (2011 Era Plants).

At December 31, 2011, we held controlling majority interests in seven limited liability companies that own the fifteen 2011 Era Plants. As of January 1, 2012, we sold majority portions of our investments in six limited liability companies that own five of the plants for a total of $12.9 million. These plants are currently producing refined coal under long-term purchase commitments with utilities. Collectively, these five plants could generate for us approximately $8.0 million of net after-tax earnings per quarter through 2021.

We continue to seek and negotiate long-term purchase commitments for the remaining ten 2011 Era Plants, all of which are currently idle. We have non-binding agreements in principle with a utility and co-investors for one of the 2011 Era Plants. However, these transactions are not expected to close, and the related production of refined coal at this utility is not expected to begin, until approximately second quarter of 2012. This plant could generate for us approximately $1.7 million of after-tax earnings per quarter through 2021. It is too early at this time to predict when negotiations and transactions will be complete and what the ultimate earnings potential will be from the remaining nine plants not currently under long-term purchase commitments.

Ultimately, we plan to sell majority ownership interests in all fifteen 2011 Era Plants and relinquish control of the plants under structures similar to the 2009 Era Plants, thereby becoming a non-controlling, minority investor.

We also own a 42% controlling interest in Chem-Mod LLC, which has been marketing its Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 clean coal production plants in which we hold investments. To date, permits to utilize Chem-Mod’s technologies have been permitted for coal-fired utilities in twelve states. Several other states are in the process of granting similar approvals, although we cannot predict the timing of such approvals or whether such approvals will be granted. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $2.5 million of net after-tax earnings per quarter.

All estimates set forth above regarding the future quarterly earnings impact of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

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

Revenue Recognition - We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known. Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions that we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services, that we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered and record the income effects of subsequent fee adjustments when the adjustments become known.

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

Income Taxes - Our tax rate reflects the statutory tax rates applicable to our taxable earnings and tax planning in the various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We evaluate our tax positions using a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the position. If a tax position does not meet the “more likely than not” recognition threshold, we do not recognize the benefit of that position in the financial statements. The second step is measurement. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a likelihood of greater than 50% of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 14 to our consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

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

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in the realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.

Intangible Assets/Earnout Obligations - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. Our primary intangible assets are classified as either goodwill, expiration lists, non-compete agreements or trade names. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten to fifteen years for trade names), while goodwill is not subject to amortization. The establishment of goodwill, expiration lists, non-compete agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization in our consolidated balance sheet.

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2011 and 2010, we wrote off $4.6 million and $2.3 million, respectively, of amortizable intangible assets related to prior year acquisitions of our brokerage segment. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Effective January 1, 2009, we adopted, on a prospective basis, revised guidance to account for our acquisitions, including the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of our acquisitions from 2009 and into the future, whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations are recorded in our consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon the estimated future operating results of the acquired businesses. For acquisitions made prior to January 1, 2009, we did not include such obligations in the purchase price recorded for each applicable acquisition at the acquisition date because such obligations are not fixed and determinable. We generally record future payments made under these 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled, which will have no impact on the amounts reported in our consolidated statement of earnings. See Note 3 to our consolidated financial statements for additional discussion on our 2011 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2011 business combinations. We did not have any material dispositions in 2011, 2010 or 2009. Historically, we have used acquisitions to grow our brokerage segment’s commission and fee revenues. Acquisitions allow us to expand into desirable geographic locations and further extend our presence in the retail and wholesale insurance brokerage services industries. We expect that our brokerage segment’s commission and fee revenues will continue to grow from acquisitions. We intend to continue to consider from time to time, additional acquisitions for our brokerage and risk management segments on terms that we deem advantageous. At any particular time, we are generally engaged in discussions with multiple acquisition candidates. However, we can make no assurances that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to us.

Results of Operations

Information Regarding Non-GAAP Measures and Other

In the discussion that follows regarding our results of operations, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted earnings from continuing operations per share (as adjusted), organic change in commission, fee and supplemental commission revenues, adjusted revenues, expenses and earnings from continuing operations, adjusted compensation ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior-year amounts reported in this report in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentation of our 2011, 2010 and 2009 statements of earnings, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain of our financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the effective tax rate for each respective period.

•

Adjusted revenues, expenses and earnings from continuing operations - We define these measures as revenues, expenses (including compensation expense and operating expense) and earnings from continuing operations, respectively, each adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, as applicable. Acquisition related integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition on to our IT related systems.

•

Adjusted ratios - Adjusted compensation expense ratio and adjusted operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted earnings from continuing operations per share (as adjusted) provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted earnings from continuing operations per share (as adjusted) are presented to improve the comparability of our results between periods by eliminating the impact of items that have a high degree of variability.

•	EBITDAC - We define this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, earnout related compensation charges, workforce related charges, lease termination related charges, acquisition related costs, litigation settlements and the period-over-period impact of foreign currency translation.

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

Organic Revenues - Organic change in commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to determine the change in organic revenues associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, expenses and earnings from continuing operations, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted earnings from continuing operations per share (as adjusted) and organic change in commission, fee and supplemental commission revenues.

Other Information

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated in 2011, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expires on December 31, 2021 for our related investments. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in both our brokerage segment and our risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Brokerage

The brokerage segment accounted for 73% of our revenue from continuing operations in 2011. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

The following two tables provide GAAP (Reported) and non-GAAP information (see page 23), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing brokerage segment results for 2011, 2010 and 2009 (in millions, except per share, percentage and workforce data):

	2011			2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$1,127.4	$—	$1,127.4	$957.3	$—	$957.3
Fees	324.1	—	324.1	274.9	—	274.9
Supplemental commissions	56.0	—	56.0	60.8	(14.7)	46.1
Contingent commissions	38.1	—	38.1	36.8	—	36.8
Investment income and gains realized on books of business sales	10.9	(5.5)	5.4	10.8	(5.9)	4.9

Total revenues	1,556.5	(5.5)	1,551.0	1,340.6	(20.6)	1,320.0

Compensation	968.4	(18.7)	949.7	817.1	(6.3)	810.8
Operating	267.3	(6.9)	260.4	223.6	(4.1)	219.5
Depreciation	21.2	—	21.2	19.5	—	19.5
Amortization	77.0	(4.6)	72.4	59.8	(2.3)	57.5
Change in estimated acquisition earnout payables	(6.2)	14.5	8.3	(2.6)	8.8	6.2

Total expenses	1,327.7	(15.7)	1,312.0	1,117.4	(3.9)	1,113.5

Earnings from continuing operations before income taxes	228.8	10.2	239.0	223.2	(16.7)	206.5
Provision for income taxes	88.6	5.3	93.9	87.7	(5.2)	82.5

Earnings from continuing operations	$140.2	$4.9	$145.1	$135.5	$(11.5)	$124.0

Diluted earnings from continuing operations per share	$1.25	$0.04	$1.29	$1.29	$(0.11)	$1.18

Other Information
Change in diluted earnings from continuing operations per share	(3%)		9%	5%		(3%)
Growth in revenues	16%		18%	5%		4%
Organic change in commissions and fees	3%		3%	(2%)		(2%)
Compensation expense ratio	62%		61%	61%		61%
Operating expense ratio	17%		17%	17%		17%
Effective income tax rate	39%		39%	39%		40%
Workforce at end of period (includes acquisitions)	7,868		7,868	6,275		6,275
Identifiable assets at December 31	$3,346.6		$3,346.6	$2,560.7		$2,560.7
EBITDAC
Earnings from continuing operations	$140.2	$4.9	$145.1	$135.5	$(11.5)	$124.0
Provision for income taxes	88.6	5.3	93.9	87.7	(5.2)	82.5
Depreciation	21.2	—	21.2	19.5	—	19.5
Amortization	77.0	(4.6)	72.4	59.8	(2.3)	57.5
Change in estimated acquisition earnout payables	(6.2)	14.5	8.3	(2.6)	8.8	6.2

EBITDAC	$320.8	$20.1	$340.9	$299.9	$(10.2)	$289.7

EBITDAC margin	21%		22%	22%		22%
EBITDAC growth	7%		18%	7%		4%

	2010			2009
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$957.3	$—	$957.3	$912.9	$—	$912.9
Fees	274.9	—	274.9	282.1	—	282.1
Supplemental commissions	60.8	(14.7)	46.1	37.4	1.4	38.8
Contingent commissions	36.8	—	36.8	27.6	—	27.6
Investment income and gains realized on books of business sales	10.8	(5.9)	4.9	16.2	(11.6)	4.6

Total revenues	1,340.6	(20.6)	1,320.0	1,276.2	(10.2)	1,266.0

Compensation	817.1	(6.3)	810.8	778.7	(5.5)	773.2
Operating	223.6	(4.1)	219.5	218.0	(3.6)	214.4
Depreciation	19.5	—	19.5	18.8	—	18.8
Amortization	59.8	(2.3)	57.5	54.3	—	54.3
Change in estimated acquisition earnout payables	(2.6)	8.8	6.2	4.1	—	4.1

Total expenses	1,117.4	(3.9)	1,113.5	1,073.9	(9.1)	1,064.8

Earnings from continuing operations before income taxes	223.2	(16.7)	206.5	202.3	(1.1)	201.2
Provision for income taxes	87.7	(5.2)	82.5	78.6	(0.6)	78.0

Earnings from continuing operations	$135.5	$(11.5)	$124.0	$123.7	$(0.5)	$123.2

Diluted earnings from continuing operations per share	$1.29	$(0.11)	$1.18	$1.23	$(0.01)	$1.22

Other Information
Change in diluted earnings from continuing operations per share	5%		(3%)	11%		15%
Growth in revenues	5%		4%	7%		8%
Organic change in commissions and fees	(2%)		(2%)	(3%)		(3%)
Compensation expense ratio	61%		61%	61%		61%
Operating expense ratio	17%		17%	17%		17%
Effective income tax rate	39%		40%	39%		39%
Workforce at end of period (includes acquisitions)	6,275		6,275	5,890		5,890
Identifiable assets at December 31	$2,560.7		$2,560.7	$2,337.5		$2,337.5
EBITDAC
Earnings from continuing operations	$135.5	$(11.5)	$124.0	$123.7	$(0.5)	$123.2
Provision for income taxes	87.7	(5.2)	82.5	78.6	(0.6)	78.0
Depreciation	19.5	—	19.5	18.8	—	18.8
Amortization	59.8	(2.3)	57.5	54.3	—	54.3
Change in estimated acquisition earnout payables	(2.6)	8.8	6.2	4.1	—	4.1

EBITDAC	$299.9	$(10.2)	$289.7	$279.5	$(1.1)	$278.4

EBITDAC margin	22%		22%	22%		22%
EBITDAC growth	7%		4%	20%		25%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($164.0 million as of the acquisition date). Heath Lambert sells nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. The transaction is expected to generate approximately $145.0 million to $155.0 million in annualized revenue.

The following provides non-GAAP information that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our 2011 results. We expect that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations (in millions):

	Q2	Q3	Q4	Year to Date
Total revenues	$20.6	$34.8	$30.4	$85.8
Compensation	(11.5)	(17.7)	(22.9)	(52.1)
Compensation - integration costs	(1.2)	(3.3)	(4.7)	(9.2)
Operating	(5.7)	(12.0)	(3.7)	(21.4)
Operating - integration costs	(1.8)	(2.2)	(2.8)	(6.8)

EBITDAC	$0.4	$(0.4)	$(3.7)	$(3.7)

Adjusted EBITDAC (excludes integration costs)	$3.4	$5.1	$3.8	$12.3

Adjusted EBITDAC margin (excludes integration costs)	16.5%	14.7%	12.5%	14.3%

Amortization	$0.5	$1.7	$1.5	$3.7

As expected, until the integration process is completed in 2013, the Heath Lambert operations will reduce the overall Brokerage Segment adjusted EBITDAC margins. Heath Lambert’s current operating structure tends to produce lower compensation expense ratios and higher operating expense ratios in comparison to our other non-Heath Lambert related brokerage operations.

Our adjusted EBITDAC margin excluding Heath Lambert was 22.4% for 2011. Our adjusted EBITDAC margin was 21.9% and 22.0% for 2010 and 2009, respectively.

Commissions and fees - The aggregate increase in commissions and fees for 2011 was principally due to revenues associated with acquisitions that were made during 2011 ($184.4 million). Commissions and fees in 2011 included new business production of $168.9 million, which was offset by renewal decreases and lost business of $134.0 million. The aggregate increase in commissions and fees for 2010 was principally due to revenues associated with acquisitions that were made during 2010 ($57.9 million). Commissions and fees in 2010 included new business production of $141.3 million, which was offset by renewal decreases and lost business of $162.0 million. The organic change in commission and fee revenues was 3% in 2011, (2%) in 2010 and (3%) in 2009. The organic change in commission, fee and supplemental commission revenues was 3% in 2011 and (2%) in 2010 and 2009. Commission revenues increased 18% and fee revenues increased 18% in 2011 compared to 2010. Commission revenues increased 5% and fee revenues decreased 3% in 2010 compared to 2009.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2011, 2010 and 2009 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue		2009 Organic Revenue
	2011	2010	2010	2009	2009	2008
Commissions and Fees
Commission revenues as reported	$1,127.4	$957.3	$957.3	$912.9	$912.9	$854.2
Fee revenues as reported	324.1	274.9	274.9	282.1	282.1	250.2
Less commission and fee revenues from acquisitions	(184.4)	—	(57.9)	—	(142.8)	—
Less disposed of operations	—	(4.6)	—	—	—	(9.0)
Levelized foreign currency translation	—	5.5	—	2.4	—	(7.9)

Organic commission and fee revenues	$1,267.1	$1,233.1	$1,174.3	$1,197.4	$1,052.2	$1,087.5

Organic change in commission and fee revenues	2.8%		(1.9%)		(3.3%)

Supplemental Commissions
Supplemental commissions as reported	$56.0	$60.8	$60.8	$37.4	$37.4	$20.4
Less supplemental commissions from acquisitions	(4.0)	—	(5.7)	—	(3.9)	—
Net supplemental commission timing	—	(14.7)	(14.7)	1.4	1.4	6.1

Organic supplemental commissions	$52.0	$46.1	$40.4	$38.8	$34.9	$26.5

Organic change in supplemental commissions	12.8%		4.1%		31.7%

Contingent Commissions
Contingent commissions as reported	$38.1	$36.8	$36.8	$27.6	$27.6	$25.3
Less contingent commissions from acquisitions	(3.6)	—	(6.0)	—	(8.6)	—

Organic contingent commissions	$34.5	$36.8	$30.8	$27.6	$19.0	$25.3

Organic change in contingent commissions	(6.3%)		11.6%		(24.9%)

Combination Calculations
Organic change in commissions and fees and supplemental commissions	3.1%		(1.7%)		(2.4%)

Organic change in commissions and fees, supplemental commissions and contingent commissions	2.9%		(1.5%)		(2.9%)

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2011, 2010 and 2009 by quarter are shown in the table below. As previously disclosed, many insurance carriers have provided sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. This situation did not occur in 2011 and should not occur in 2012 or later years, as we anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

To assist in comparing 2010 to 2009, the supplemental commission timing line in the organic revenue tables above adjusts the 2009 revenue as if we had been receiving the information from the carriers and recognizing the quarterly supplemental commissions in 2009 on the same basis as in 2010.

An analysis of supplemental and contingent commission revenues recognized in 2011, 2010, 2009 and 2008 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

2008
Reported supplemental commissions	$6.4	$3.3	$5.1	$5.6	$20.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(1.6)	3.0	2.4	2.3	6.1

Adjusted supplemental commissions	4.8	6.3	7.5	7.9	26.5
Reported contingent commissions	11.5	5.0	7.2	1.6	25.3

Adjusted supplemental and reported contingent commissions	$16.3	$11.3	$14.7	$9.5	$51.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business. Investment income in 2011 remained relatively unchanged compared to 2010 and 2009. In 2010, we recognized a $2.7 million gain related to our acquisition of the remaining 60% equity interest in Specialised Broking Associates Pty Ltd (which we refer to as SBA). We previously had a 40% equity interest in SBA with the option to increase our ownership to 100%. The gain represented the increase in fair value of our original 40% equity interest in SBA based on the purchase price paid for the remaining 60% equity interest. One-time gains related to sales of books of business in 2011, 2010 and 2009 were $5.5 million, $5.9 million and $11.6 million, respectively. The decrease in one-time gains related to sales of books of business in 2011 and 2010 compared to 2009 was due to the unusually high level of disposition activity that occurred in 2009.

Compensation expense - The increase in compensation expense in 2011 compared to 2010 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($138.1 million in the aggregate), increases in employee benefits expense ($17.3 million), the $7.0 million earnout compensation charge discussed below.

These increases were partially offset by decreases in stock compensation expense ($8.4 million) and severance related costs ($2.7 million). The increase in employee headcount in 2011 compared to 2010 primarily relates to the addition of employees associated with the acquisitions that we completed in 2011 and new production hires.

During 2011, we recognized $7.0 million of compensation expense for an earnout obligation related to a prior year acquisition. Pursuant to ASC Subtopic 805-10-55-25 (formerly EITF 95-8), the portion of the earnout obligation that will be paid to our existing employees by the sellers once the earnout is settled, must be recorded as compensation expense in our statement of earnings.

The increase in compensation expense in 2010 compared to 2009 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($34.3 million in the aggregate), increases in employee benefits expense ($3.9 million) and severance related costs ($1.0 million).

These increases were partially offset by decreases in temporary-staffing expense ($0.6 million) and stock compensation expense ($0.2 million). The increase in employee headcount in 2010 compared to 2009 primarily relates to the addition of employees associated with the acquisitions that we completed in 2010 and new production hires.

Operating expense - The increase in operating expenses in 2011 compared to 2010 was due primarily to increases in office expense ($11.8 million), professional fees ($10.1 million), net rent and utilities ($8.7 million), travel and entertainment expense ($6.7 million), business insurance ($4.2 million), licenses and fees ($4.2 million), sales development expense ($2.5 million) and other expense ($0.5 million). Also contributing to the increase in operating expenses in 2011 were increased expenses associated with the acquisitions completed in 2011. These increases were partially offset by a favorable foreign currency translation ($0.9 million) and decreases in litigation settlement expense ($3.5 million), bad debt expense ($0.6 million) and lease termination charges ($0.5 million).

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

Depreciation - The increases in depreciation expense in 2011 compared to 2010 and in 2010 compared to 2009 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2011, 2010 and 2009 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2011 compared to 2010 and in 2010 compared to 2009 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews in 2011 and 2010, we wrote-off $4.6 million and $2.3 million of amortizable intangible assets related to the brokerage segment acquisitions. No such indicators of impairment were noted in 2009.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in 2011 compared to 2010 and 2010 compared to 2009 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2011, 2010 and 2009, we recognized $8.3 million, $6.2 million and $4.1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2011, 2010 and 2009 acquisitions. During 2011 and 2010, we recognized $14.5 million and $8.8 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 22 and 11 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2011, 2010 and 2009 acquisitions are measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

The income generated from the net adjustments in the estimated fair value of earnout obligations in 2011 and 2010, was primarily related to our acquisition of the policy renewal rights from Liberty Mutual and the Wausau Signature Agency (which we refer to as Liberty Mutual) in February 2009. As part of this transaction we acquired over 250 producers, account managers and service staff from Liberty Mutual. Due to the underlying market conditions existing in early 2009 at the date of the transaction (a deteriorating economy and uncertainty of when it would recover) and the significant uncertainties related to this transaction that could affect the performance of the Liberty Mutual business (we purchased the policy renewal rights related to Liberty Mutual’s middle-market commercial P/C business located in their Midwest and Southeast regions as opposed to buying a stand-alone brokerage agency; a portion of the Liberty business was co-brokered, the extent of which was not known by Liberty Mutual at the time of the acquisition; and the risks associated with moving captive agents to an open brokerage environment), we structured this acquisition such that approximately 70% of the maximum purchase price was based on a three year earn-out period. We paid approximately $45.0 million as of the acquisition date, with a potential maximum earnout payable of up to $120.0 million, to be paid in second quarter 2012. As of the acquisition date, we initially estimated and recorded an earnout payable of approximately $64.0 million based on financial projections that incorporated assumptions to address the risks noted above. We have been monitoring and updating the financial projections for this business using actual results during the earnout period and have made adjustments to the recorded earnout payable, when applicable. Over the last few quarters, we have seen some deterioration in client retention related to this business (primarily due to co-brokered business) and have been rationalizing staffing levels, which has resulted in downward adjustments to our estimated financial projections and a decrease in the recorded earnout payable.

Provision for income taxes - The brokerage segment’s effective tax rate in 2011, 2010 and 2009 was 38.7%, 39.3% and 38.9%, respectively. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 26% of our revenue from continuing operations in 2011. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 23), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing risk management segment results for 2011, 2010 and 2009 (in millions, except per share, percentage and workforce data):

	2011			2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$546.1	$—	$546.1	$460.1	$—	$460.1
Investment income	2.7	—	2.7	2.0	—	2.0

Total revenues	548.8	—	548.8	462.1	—	462.1

Compensation	344.1	(13.1)	331.0	288.0	(6.7)	281.3
Operating	135.8	(5.5)	130.3	109.1	(0.3)	108.8
Depreciation	14.2	—	14.2	12.4	—	12.4
Amortization	2.3	—	2.3	1.0	—	1.0

Total expenses	496.4	(18.6)	477.8	410.5	(7.0)	403.5

Earnings from continuing operations before income taxes	52.4	18.6	71.0	51.6	7.0	58.6
Provision for income taxes	19.1	8.7	27.8	20.3	3.1	23.4

Earnings from continuing operations	$33.3	$9.9	$43.2	$31.3	$3.9	$35.2

Diluted earnings from continuing operations per share	$0.29	$0.09	$0.38	$0.30	$0.04	$0.34

Other information
Change in diluted earnings from continuing operations per share	(3%)		12%	(3%)		(3%)
Growth in revenues	19%		19%	2%		2%
Organic change in fees	9%		9%	(3%)		(3%)
Compensation expense ratio	63%		60%	62%		61%
Operating expense ratio	25%		24%	24%		24%
Effective income tax rate	36%		39%	39%		40%
Workforce at end of period (includes acquisitions)	4,264		4,264	4,227		4,227
Identifiable assets at December 31	$529.1		$529.1	$521.3		$521.3
EBITDAC
Earnings from continuing operations	$33.3	$9.9	$43.2	$31.3	$3.9	$35.2
Provision for income taxes	19.1	8.7	27.8	20.3	3.1	23.4
Depreciation	14.2	—	14.2	12.4	—	12.4
Amortization	2.3	—	2.3	1.0	—	1.0

EBITDAC	$68.9	$18.6	$87.5	$65.0	$7.0	$72.0

EBITDAC margin	13%		16%	14%		16%
EBITDAC growth	6%		22%	7%		5%

	2010			2009
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$460.1	$—	$460.1	$451.7	$—	$451.7
Investment income	2.0	—	2.0	1.5	—	1.5

Total revenues	462.1	—	462.1	453.2	—	453.2

Compensation	288.0	(6.7)	281.3	282.3	(6.5)	275.8
Operating	109.1	(0.3)	108.8	109.9	(1.3)	108.6
Depreciation	12.4	—	12.4	11.7	—	11.7
Amortization	1.0	—	1.0	0.7	—	0.7

Total expenses	410.5	(7.0)	403.5	404.6	(7.8)	396.8

Earnings from continuing operations before income taxes	51.6	7.0	58.6	48.6	7.8	56.4
Provision for income taxes	20.3	3.1	23.4	17.9	3.2	21.1

Earnings from continuing operations	$31.3	$3.9	$35.2	$30.7	$4.6	$35.3

Diluted earnings from continuing operations per share	$0.30	$0.04	$0.34	$0.31	$0.05	$0.35

Other information
Change in diluted earnings from continuing operations per share	(3%)		(3%)	3%		17%
Growth (decline) in revenues	2%		2%	(3%)		(3%)
Organic change in fees	(3%)		(3%)	(1%)		(1%)
Compensation expense ratio	62%		61%	62%		61%
Operating expense ratio	24%		24%	24%		24%
Effective income tax rate	39%		40%	37%		37%
Workforce at end of period (includes acquisitions)	4,227		4,227	3,741		3,741
Identifiable assets at December 31	$521.3		$521.3	$379.8		$379.8
EBITDAC
Earnings from continuing operations	$31.3	$3.9	$35.2	$30.7	$4.6	$35.3
Provision for income taxes	20.3	3.1	23.4	17.9	3.2	21.1
Depreciation	12.4	—	12.4	11.7	—	11.7
Amortization	1.0	—	1.0	0.7	—	0.7

EBITDAC	$65.0	$7.0	$72.0	$61.0	$7.8	$68.8

EBITDAC margin	14%		16%	13%		15%
EBITDAC growth	7%		5%	5%		17%

Effective October 1, 2010, we acquired substantially all of the third-party administrator assets and managed care service operations of GAB Robins North America, Inc. (GAB Robins) for cash of $16.0 million, notes payable of $4.0 million and the assumption of certain claims handling run-off liabilities. Reported revenues related to GAB Robins were $45.9 million and $13.2 million in 2011 and 2010, respectively.

Fees - The increase in fees for 2011 compared to 2010 was primarily due to revenues associated with our acquisition of GAB Robins and new business and the impact of increased claim counts (total of $68.4 million), which were partially offset by lost business of $14.7 million in 2011. The increase in fees for 2010 compared to 2009 was primarily due to revenues associated with the acquisition and new business of $39.0 million, which were partially offset by lost business and the impact of decreased claim counts of $30.6 million in 2010. Organic change in fee revenues was 9% in 2011, (3%) in 2010 and (1%) in 2009.

Items excluded from organic fee computations yet impacting revenue comparisons in 2011, 2010 and 2009 include the following (in millions):

	2011 Organic Revenue		2010 Organic Revenue		2009 Organic Revenue
	2011	2010	2010	2009	2009	2008
Domestic and international fees	$510.8	$446.7	$446.7	$437.5	$437.5	$444.9
International performance bonus fees	13.6	9.9	9.9	14.2	14.2	16.2
Adjusting fees related to international natural disasters	21.7	3.5	3.5	—	—	—

Fees as reported	546.1	460.1	460.1	451.7	451.7	461.1
Less fees from acquisitions	(34.1)	—	(13.2)	—	—	—
Levelized foreign currency translation	—	7.8	—	7.4	—	(6.4)

Organic fees	$512.0	$467.9	$446.9	$459.1	$451.7	$454.7

Organic change in fees	9.4%		(2.7%)		(0.7%)

Organic change in domestic and international fees only	4.9%		(2.6%)		(0.2%)

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2011 remained relatively unchanged compared to 2010 and 2009.

Compensation expense - The increase in compensation expense in 2011 compared to 2010 was primarily due to increased headcount associated with the GAB Robins acquisition, unfavorable foreign currency translation ($4.7 million), GAB Robins integration costs ($9.2 million) and increases in salaries ($33.2 million), temporary-staffing expense ($6.3 million), employee benefits ($4.9 million), severance related costs ($3.4 million), offset by decreases in litigation expense ($2.8 million) and stock compensation ($0.2 million). The increase in compensation expense in 2010 compared to 2009 was primarily due to increased headcount associated with the GAB Robins acquisition, unfavorable foreign currency translation ($4.2 million), litigation settlement expense ($2.8 million), GAB Robins integration costs ($2.6 million) and an increase in temporary-staffing expense ($2.6 million) offset by decreases in severance related costs ($2.9 million), salaries ($2.1 million), employee benefits ($0.9 million) and stock compensation ($0.6 million).

Operating expense - The increase in operating expenses in 2011 compared to 2010 was primarily due to GAB Robins integration costs ($3.8 million), increases in professional fees ($13.7 million), office expense ($3.3 million), business insurance ($2.2 million), sales development expense ($1.1million), travel and entertainment ($1.0 million), net rent and utilities ($0.9 million) and other expenses ($0.8 million). The decrease in operating expenses in 2010 compared to 2009 was primarily due to decreases in professional fees ($3.0 million), lease termination related charges ($1.2 million) and other expense ($0.7 million), partially offset by GAB Robins integration costs ($1.0 million) and increases in business insurance ($1.1 million), office expenses ($0.6 million), net rent and utilities ($0.2 million), bad debt expense ($0.4 million), sales development expense ($0.4 million) and travel and entertainment expense ($0.2 million).

Depreciation - Depreciation expense increased in 2011 compared to 2010 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems. Depreciation expense increased in 2010 compared to 2009 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in 2011 compared to 2010 and in 2010 compared to 2009 due to the GAB Robins acquisition, which was effective on October 1, 2010. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2011 and 2009.

Provision for income taxes - The risk management segment’s effective tax rate in 2011, 2010 and 2009 was 36.5%, 39.3% and 36.8%, respectively. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments at December 31, 2011 and 2010 and a detailed discussion of the nature of these investments. See Note 6 to our consolidated financial statements for a summary of our debt at December 31, 2011 and 2010.

The following two tables provide GAAP (Reported) and non-GAAP information (see page 23), and a reconciliation to the most directly comparable GAAP measure, that management believes is helpful when comparing corporate segment results for 2011, 2010 and 2009 (in millions, except per share and percentage data):

	2011			2010
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean coal production plants	$27.3	$—	$27.3	$62.7	$—	$62.7
Royalty income from clean coal licenses	4.5	—	4.5	3.2	—	3.2
Loss from unconsolidated clean coal production plants	(2.6)	—	(2.6)	(0.3)	—	(0.3)
Other net revenues (loss)	0.2	—	0.2	(4.1)	—	(4.1)

Total revenues	29.4	—	29.4	61.5	—	61.5

Cost of revenues from consolidated clean coal production plants	32.0	—	32.0	64.0	—	64.0
Compensation	13.6	—	13.6	12.4	—	12.4
Operating	15.9	—	15.9	21.9	—	21.9
Interest	40.8	—	40.8	34.6	—	34.6
Depreciation	0.5	—	0.5	0.4	—	0.4

Total expenses	102.8	—	102.8	133.3	—	133.3

Loss from continuing operations before income taxes	(73.4)	—	(73.4)	(71.8)	—	(71.8)
Benefit for income taxes	(44.0)	—	(44.0)	(68.3)	—	(68.3)

Loss from continuing operations	$(29.4)	$—	$(29.4)	$(3.5)	$—	$(3.5)

Diluted loss from continuing operations per share	$(0.26)	$—	$(0.26)	$(0.03)	$—	$(0.03)

Identifiable assets at December 31	$607.8		$607.8	$514.0		$514.0
EBITDAC
Loss from continuing operations	$(29.4)	$—	$(29.4)	$(3.5)	$—	$(3.5)
Benefit for income taxes	(44.0)	—	(44.0)	(68.3)	—	(68.3)
Interest	40.8	—	40.8	34.6	—	34.6
Depreciation	0.5	—	0.5	0.4	—	0.4

EBITDAC	$(32.1)	$—	$(32.1)	$(36.8)	$—	$(36.8)

	2010			2009
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean coal production plants	$62.7	$—	$62.7	$—	$—	$—
Royalty income from clean coal licenses	3.2	—	3.2	0.4	—	0.4
Income (loss) from unconsolidated clean coal production plants	(0.3)	—	(0.3)	0.1	—	0.1
Other net revenues	(4.1)	—	(4.1)	(0.6)	—	(0.6)

Total revenues	61.5	—	61.5	(0.1)	—	(0.1)

Cost of revenues from consolidated clean coal production plants	64.0	—	64.0	—	—	—
Compensation	12.4	—	12.4	7.7	—	7.7
Operating	21.9	—	21.9	7.0	—	7.0
Operating—state tax matters	—	—	—	(3.6)	—	(3.6)
Interest	34.6	—	34.6	28.5	—	28.5
Depreciation	0.4	—	0.4	0.1	—	0.1

Total expenses	133.3	—	133.3	39.7	—	39.7

Loss from continuing operations before income taxes	(71.8)	—	(71.8)	(39.8)	—	(39.8)
Benefit for income taxes	(68.3)	—	(68.3)	(18.5)	—	(18.5)

Loss from continuing operations	$(3.5)	$—	$(3.5)	$(21.3)	$—	$(21.3)

Diluted loss from continuing operations per share	$(0.03)	$—	$(0.03)	$(0.21)	$—	$(0.23)

Identifiable assets at December 31	$514.0		$514.0	$533.0		$533.0
EBITDAC
Loss from continuing operations	$(3.5)	$—	$(3.5)	$(21.3)	$—	$(21.3)
Benefit for income taxes	(68.3)	—	(68.3)	(18.5)	—	(18.5)
Interest	34.6	—	34.6	28.5	—	28.5
Depreciation	0.4	—	0.4	0.1	—	0.1

EBITDAC	$(36.8)	$—	$(36.8)	$(11.2)	$—	$(11.2)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants - In 2011, this represents revenues from the fifteen 2011 Era Plants. As of January 1, 2012, we sold majority portions of our investments in five of the plants, which will require us to deconsolidate these operations. We continue to consolidate the operations of the remaining ten plants, which are currently idle, as we seek and negotiate long-term purchase commitments and co-investors. In addition, in April 2011, we entered into an agreement to lease an IRC Section 45 facility from a major utility and began to sell refined coal produced from its operation. Due to our control over the operations of the leased facility, we are required to consolidate its operating results. The consolidated revenues from the operations of the leased facility in 2011 were $19.2 million.

In 2010, this represents revenues from the fourteen 2009 Era Plants which we initially consolidated due to our majority ownership interests and ability to control the operations of these plants. As of March 1, 2010, we sold portions of our investments in twelve of these plants, which were no longer consolidated as of that date and such non-controlling, minority investments are now accounted for using equity method accounting. We continue to consolidate the remaining two plants, which did not run in 2011 or 2010.

•

Royalty income from clean coal licenses - This represents revenues related to Chem-Mod LLC. We have a 42% ownership interest in Chem-Mod and we are its manager. We therefore are required to consolidate its operations. The increased royalty income in 2011 and 2010 was due to increased production of refined coal by Chem-Mod’s licensees. Expenses related to the royalty income of Chem-Mod were $3.2 million, $2.1 million and $0.7 million in 2011, 2010 and 2009, respectively.

•

Income (loss) from unconsolidated clean coal production plants - This includes income (losses) related to our equity portion of the pretax results of the twelve clean coal production plants discussed above and the production based income from the investors in the twelve operations. The increased pretax loss in 2011 compared to 2010 was due to the nine high volume production plants incurring fixed expenses during the period that they were not producing refined coal, and as a result, we were not earning monetization income during that same time period. Only three low volume plants were in production during the first seven months of 2011. Production at the nine high volume plants did not start until August 5, 2011, after they received permanent operating permits.

•

Other net revenues (loss) - In 2011, other net revenues consist of the earnings from our equity investments in three venture capital funds ($0.5 million) offset by the net $0.3 million impairment write-down of our investment in a biomass energy venture. In 2010, other net revenues consists primarily of a $4.8 million net pretax gain from the sales of portions of our ownership in the twelve 2009 Era Plants discussed above, $1.2 million of equity earnings from one of our venture capital fund investments, offset by an $8.0 million impairment charge on our investment in a biomass energy venture, a $1.5 million loss, under equity method accounting, of an additional 3% investment in the global operations of C-Quest Technology LLC, and a $0.5 million write-down of our investment in an investment management company. The loss in 2009 primarily consisted of a $1.0 million write-down of our investment in an investment management company offset by $0.4 million of equity earnings from our venture capital fund investments.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2011 and 2010 includes the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above. In 2011, the cost of revenues also included the expenses incurred ($22.4 million) to run the IRC Section 45 leased facility discussed above.

Compensation expense - Compensation expense for 2011, 2010 and 2009, respectively, includes salary and benefit expenses of $6.2 million, $5.6 million and $4.0 million and incentive compensation of $7.4 million, $6.8 million and $3.7 million, respectively. The increased salary and benefit expenses for 2011 and 2010 were due to additional headcount, salary and benefits expense increases. The increases in incentive compensation for 2011 and 2010 were primarily related to the sales and operations of the facilities that qualify for tax credits under IRC Section 45.

Operating expense - Operating expense for 2011 includes professional fees of $0.9 million primarily related to clean coal activities, expense and minority interest totaling $3.2 million related to royalty income, other corporate operating expenses of $3.4 million, external professional fees and other external due diligence costs of $4.6 million related to 2011 acquisitions, $3.1 million of banking fees and $0.7 million of costs incurred for a company-wide award and sales meeting. Operating expense for 2010 includes professional fees of $1.2 million primarily related to clean coal activities, expense and minority interest totaling $2.1 million related to royalty income, other corporate operating expenses of $3.2 million, external professional fees and other external due diligence costs of $2.8 million related to 2010 acquisitions, $1.8 million of banking fees, an $8.1 million donation to the Arthur J. Gallagher charitable foundation and $2.7 million of costs incurred for a company-wide award and sales meeting. Operating expense for 2009 includes professional fees of $2.4 million primarily related to clean coal activities, expense of $0.7 million related to royalty income, other corporate operating expenses of $2.4 million and $1.5 million of banking fees.

The $3.6 million credit in 2009 related to prior-year state tax matters is the result of the final resolution of these matters.

Interest expense - The increase in interest expense in 2011 compared to 2010 is primarily due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($5.9 million). The increase in interest expense in 2010 compared to 2009 is due to interest on the $150.0 million note purchase agreement entered into on November 30, 2009 ($8.0 million), partially offset by a substantial reduction in the amount of borrowing under the prior credit agreement, plus a reduction in the interest rate of those borrowings ($2.0 million).

Depreciation - The increases in depreciation expense in 2011 and 2010 were primarily due to corporate-related office build outs and expenditures related to upgrading computer systems.

Benefit for income taxes - Our consolidated effective tax rate was 30.6%, 19.5% and 36.9% for 2011, 2010 and 2009 respectively. The rates for 2011, 2010 and 2009, reflect the impact of the resolution and/or the expiration of various statutes of limitations related to certain income tax matters in those years and revisions to estimates of uncertain tax positions, which resulted in a net decrease in our tax provision of $1.9 million, $30.7 million and $3.6 million, respectively. In fourth quarter, 2010, the IRS completed its examination of our 2007 and 2008 tax years and we recognized $29.3 million of net earnings related to income tax positions taken in prior years.

The following provides non-GAAP information that we believe is helpful when comparing 2011 operating results for the corporate segment with 2010 and 2009 (in millions):

	2011			2010			2009
	Pretax	Income	Net	Pretax	Income	Net	Pretax	Income	Net
	Earnings	Tax	Earnings	Earnings	Tax	Earnings	Earnings	Tax	Earnings
Description	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)
Interest and banking costs	$(43.8)	$17.5	$(26.3)	$(36.4)	$14.6	$(21.8)	$(29.5)	$11.8	$(17.7)
Clean energy investments	(14.8)	18.7	3.9	(6.9)	14.4	7.5	(8.3)	3.5	(4.8)
Acquisition costs	(4.7)	0.6	(4.1)	(2.9)	1.0	(1.9)	(0.5)	0.2	(0.3)
State sales tax matter	—	—	—	—	—	—	3.6	(1.4)	2.2
Corporate	(9.8)	5.5	(4.3)	(9.2)	2.7	(6.5)	(5.7)	1.1	(4.6)
Legacy investments	(0.3)	1.7	1.4	(16.4)	35.6	19.2	0.6	3.3	3.9

Total	$(73.4)	$44.0	$(29.4)	$(71.8)	$68.3	$(3.5)	$(39.8)	$18.5	$(21.3)

Interest and banking primarily includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in 2011 and 2010, costs related to a company-wide award, cross-selling and motivational meeting for our production staff and field management. Legacy investments include the operating results related to the wind-down of our legacy investment portfolio.

Clean energy investments - In 2009 we built and placed in service fourteen commercial clean coal production plants (2009 Era Plants). At December 31, 2011, we held non-controlling, minority interests in five limited liability companies that own twelve 2009 Era Plants. These plants are currently producing refined coal using Chem-Mod LLC’s technologies (see below) which reduce harmful emissions and that we believe qualify for IRC Section 45 tax credits. Collectively, these twelve plants’ operations could generate for us approximately $4.3 million of net after-tax earnings per quarter through 2019.

At December 31, 2011, we also held a controlling, majority interest in a limited liability company that owns two 2009 Era Plants. While these plants have produced refined coal using Chem-Mod’s technologies in the past, they are currently idle.

Congress extended the deadline for clean coal production plants to be “placed in service” by two years, from December 31, 2009 to December 31, 2011. Tax credits on these plants can be earned for ten years from the placed in service date if the clean coal production plants are placed in service by December 31, 2011. In conjunction with this extension and the marketing efforts of Chem-Mod, there is increased demand for IRC Section 45 projects and the Chem-Mod technologies. Accordingly, we have invested $33.4 million in fifteen commercial clean coal production plants that we placed in service, producing refined coal using Chem-Mod’s technologies, prior to December 31, 2011 (2011 Era Plants).

At December 31, 2011, we held controlling majority interests in seven limited liability companies that own the fifteen 2011 Era Plants. As of January 1, 2012, we sold majority portions of our investments in six limited liability companies that own five of the plants for $12.9 million. These plants are currently producing refined coal under long-term purchase commitments with utilities. Collectively, these five plants could generate for us approximately $8.0 million of net after-tax earnings per quarter through 2021.

We continue to seek and negotiate long-term purchase commitments for the remaining ten 2011 Era plants which are currently idle. Our net carrying value of these investments at December 31, 2011was $9.8 million. We estimate that we will invest an additional net $2.0 million to house each of these plants prior to the resumption of production.

We have non-binding agreements in principle with a utility and co-investors for one of the 2011 Era Plants. However, these transactions and the related resumption of production is not expected until the second quarter of 2012. This plant could generate for us approximately $1.7 million of after-tax earnings per quarter through 2021.

It is too early at this time to predict when negotiations and transactions will be complete and what the ultimate earnings potential will be from the remaining nine 2011 Era Plants not currently under long-term purchase commitments.

Ultimately, we plan to sell majority ownership interests in all fifteen 2011 Era Plants and relinquish control of the plants under structures similar to the 2009 Era Plants, thereby becoming a non-controlling, minority investor.

We also own a 42% controlling interest in Chem-Mod LLC, which has been marketing its Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 clean coal production plants in which we hold investments. To date, permits to utilize Chem-Mod’s technologies have been permitted for coal-fired utilities in twelve states. Several other states are in the process of granting similar approvals. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $2.5 million of net after-tax earnings per quarter.

All estimates set forth above regarding the future quarterly earnings impact of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” See Note 12 to the consolidated financial statements for additional information related to these investments.

Discontinued Operations

In 2008, we signed definitive agreements to sell substantially all of our reinsurance brokerage business. In 2009, we signed and closed a definitive agreement to sell all of the remaining run-off obligations of our U.S. reinsurance brokerage operations. Under the agreement, we transferred restricted cash of $10.7 million, receivables of $128.7 million and liabilities of $139.4 million to the buyer. Also in 2009, we recorded $3.5 million in lease termination and other real estate costs while winding down the remaining leased facilities of the reinsurance brokerage operations. In addition, we wrote-off $4.5 million in receivables in 2009 related to the potential additional contingent proceeds from the initial sale transactions that were recognized in 2008.

In 2010, as part of integrating the operations of a London-based insurance brokerage firm acquired by us on April 1, 2010 and other real estate consolidation initiatives, we restored into service certain leased real estate space that was abandoned in 2008 as part of the wind-down of certain of our discontinued operations. We recognized $3.2 million of pretax earnings from discontinued operations in 2010 primarily related to the reversal of a portion of the lease abandonment charges incurred in 2008. Due to the IRS completing its examination of our 2007 and 2008 tax years in fourth quarter 2010, we also recognized $8.5 million of previously unrecognized tax benefits in our 2010 provision for income taxes related to discontinued operations.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flow from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs for the foreseeable future. However, to fund acquisitions made during 2011 and 2009, we relied to a large extent on proceeds from borrowings, which were repaid before the end of fourth quarter, under our credit agreements.

Cash provided by operating activities was $283.1 million, $231.8 million and $211.5 million for 2011, 2010 and 2009, respectively. The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to favorable timing differences in the receipts and disbursements of fiduciary funds and in the payment of accrued liabilities and to an increased amount of non-cash charges in 2011 compared to 2010. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to timing differences between periods related to cash collections of premiums and fees receivable and cash disbursements of premiums payable and improved operating results in 2010 compared to 2009. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other noncash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings from continuing operations, adjusted for non-cash items (i.e., EBITDAC), as reported in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirements for our plan. The minimum funding requirement under the IRC was $0.3 million in both 2011 and 2010. We were not required to make a minimum contribution in 2009. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2011, 2010 and 2009, we made discretionary contributions to the plan of $7.2 million, $6.5 million and $4.0 million, respectively. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods. See Note 11 to our consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates. In 2011, the funded status of the Plans was significantly impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2011. The change in funded status of the Plans resulted in an increase in noncurrent liabilities of $51.0 million, including a related adjustment to tax benefits of $20.4 million and a reduction of our stockholders’ equity of $30.6 million in 2011. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2011, 2010 or 2009, changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $40.0 million, $25.4 million and $23.5 million for 2011, 2010 and 2009, respectively. In 2012, we expect total expenditures for capital improvements to be approximately $55.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The increase in net capital expenditures in 2011 from 2010 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2011.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $264.3 million, $78.9 million and $44.6 million in 2011, 2010 and 2009, respectively. The increased use of cash for acquisitions made in 2011 compared to 2010 and 2009 was primarily due to the increase in the number of acquisitions made and the $164.0 million of net cash paid for the Heath Lambert acquisition. We completed 32, 19 and 15 acquisitions in 2011, 2010 and 2009, respectively. Annualized revenues of entities acquired in 2011, 2010 and 2009 totaled approximately $277.0 million, $145.1 million and $98.5 million, respectively.

During 2011, we issued 245,000 shares of our common stock, paid $8.2 million in cash and accrued $18.3 million in liabilities related to earnout obligations of 19 acquisitions made prior to 2009 and recorded additional goodwill of $30.0 million. During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $26.7 million. During 2009, we issued 1.4 million shares of our common stock, paid $6.0 million in cash and accrued $11.9 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $41.9 million. During 2009, we also issued 1.1 million shares of our common stock related to an acquisition made in December 2008 and recorded in our consolidated financial statements as of December 31, 2008.

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

During 2011, 2010 and 2009, we sold several books of business and recognized one-time gains of $5.5 million, $5.9 million and $11.6 million, respectively. We received cash proceeds of $14.0 million, $3.2 million and $11.6 million related to these transactions.

Clean Energy Investments - We have invested in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. We believe these investments will increase our cash flows and liquidity by generating tax credits that reduce our tax payments in future periods. Please see “Clean energy investments” beginning on page 38 for a more detailed description of these investments (including the reference therein to risks and uncertainties)

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings from continuing operations before income taxes, adjusted for non-cash items (i.e., EBITDAC), have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings from continuing operations before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2012 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (described below under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business.

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

In 2007, 2009 and 2011 we entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $400.0 million, $150.0 million and $125.0 million in aggregate debt, respectively. At December 31, 2011, we had $675.0 million of corporate-related borrowings outstanding under the three note purchase agreements and a cash and cash equivalent balance of $291.2 million. We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $10.0 million of borrowings outstanding under the Credit Agreement at December 31, 2011. Due to the outstanding borrowing and letters of credit, $474.1 million remained available for potential borrowings under the Credit Agreement at December 31, 2011.

During 2011, we borrowed $151.0 million and repaid $141.0 million under the Credit Agreement. Principal uses of the 2011 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2010, we borrowed and repaid $48.0 million under the Credit Agreement. Principal uses of the 2010 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2009, we borrowed and repaid $154.0 million and $286.0 million, respectively, under a previous credit agreement. Principal uses of the 2009 borrowings under a previous credit agreement were to fund acquisitions completed in 2009, earnout payments related to acquisitions completed prior to 2009 and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2011.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2011, we declared $149.5 million in cash dividends on our common stock, or $1.32 per common share. On January 13, 2012, we paid a fourth quarter dividend of $.33 per common share to shareholders of record as of December 31, 2011. On January 26, 2012, we announced a quarterly dividend for first quarter 2012 of $.34 per common share, a 3% increase over the prior quarter. If the dividend is maintained at $.34 per common share throughout 2012, this dividend level would result in an annualized net cash used by financing activities in 2012 of approximately $156.0 million (based on the outstanding shares as of December 31, 2011), or an increase in cash used of approximately $6.5 million. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2011, 2010 or 2009. We generally hold repurchased shares for reissuance in connection with our equity compensation and stock option plans. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2011. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. The common stock repurchases reported in our consolidated statement of cash flows for 2011, 2010 and 2009 include 41,000 shares (at a cost of $1.2 million), 32,000 shares (at a cost of $0.8 million) and 45,000 shares (at a cost of $1.0 million), respectively, that we repurchased from our employees to cover their income tax withholding obligations in connection with restricted stock distributions in each of those years. Under these circumstances, we withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $73.9 million in 2011, $36.7 million in 2010 and $8.3 million in 2009. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP – 1.2 million shares of our common stock were available for this purpose) were available for grant under the LTIP at December 31, 2011. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in 2011 and we believe this favorable trend will continue in the foreseeable future.

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

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6, 12 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2011 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Note Purchase Agreements	$—	$—	$100.0	$—	$50.0	$525.0	$675.0
Credit Agreement	10.0	—	—	—	—	—	10.0

Total debt obligations	10.0	—	100.0	—	50.0	525.0	685.0
Operating lease obligations	71.1	53.0	37.4	30.9	21.7	41.4	255.5
Less sublease arrangements	(3.3)	(2.0)	(1.6)	(0.6)	—	—	(7.5)
Outstanding purchase obligations	10.4	5.6	4.3	1.0	1.0	0.1	22.4

Total contractual obligations	$88.2	$56.6	$140.1	$31.3	$72.7	$566.5	$955.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $5.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to our consolidated financial statements for a discussion on income taxes.

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

On February 10, 2011, we entered into another note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $75.0 million in aggregate principal amount of our 5.18% Senior Notes, Series D, due February 10, 2021 and $50.0 million in aggregate principal amount of our 5.49% Senior Notes, Series E, due February 10, 2023, in a private placement.

See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - We have a $500.0 million Credit Agreement, which expires on July 14, 2014, with a group of twelve financial institutions. We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2011, $15.9 million of letters of credit (for which we have $8.1 million of liabilities recorded at December 31, 2011) were outstanding under the Credit Agreement. There were $10.0 million of borrowings outstanding under the Credit Agreement at December 31, 2011. Accordingly, at December 31, 2011, $474.1 million remained available for potential borrowings, of which $59.1 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 6 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

Operating Lease Obligations - We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we have outstanding as of December 31, 2011. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of December 31, 2011 are as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2012	2013	2014	2015	2016	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Funding commitments	—	—	—	—	—	1.5	1.5

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 13 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 188 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011, 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The aggregate amount of the maximum potential earnout obligations related to these acquisitions was $301.2 million, of which $107.0 million was recorded in our consolidated balance sheet as of December 30, 2011 based on the estimated fair value of the expected future payments to be made. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. For acquisitions made prior to 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount recorded in the consolidated balance sheet as of December 31, 2011 related to earnout payables for acquisitions we made prior to January 1, 2009 was $18.3 million. There were no unrecorded earnout payables outstanding at December 31, 2011 related to acquisitions we made prior to January 1, 2009.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of control and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2011 and 2010 that was recourse to us.

At December 31, 2011, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $8.1 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2011, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2011 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our cash and our cash equivalents investment portfolio as of December 31, 2011 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2011.

We have other investments that have valuations that are indirectly influenced by equity market and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

As of December 31, 2011, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at December 31, 2011 was $767.5 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2011 and the resulting fair values would be $34.7 million higher than their carrying value (or $709.7 million).

As of December 31, 2011, we had $10.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2011 and the resulting fair values would not be materially different from their carrying values.

We are subject to foreign currency exchange rate risk primarily from our U.K. based brokerage subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Brazilian, Canadian, Indian and Singaporean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2011 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $6.1 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2011 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $4.2 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2011, 2010 and 2009, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. In addition, during fourth quarter 2011, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of our payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2011, 2010 and 2009. See Note 15 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in other comprehensive earnings in 2011, 2010 and 2009.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Commissions	$1,127.4	$957.3	$912.9
Fees	870.2	735.0	733.8
Supplemental commissions	56.0	60.8	37.4
Contingent commissions	38.1	36.8	27.6
Investment income	8.1	6.9	6.1
Gains on books of business sales and other	5.5	5.9	11.6
Revenues from clean coal activities	29.2	65.6	0.5
Other net revenues (loss)	0.2	(4.1)	(0.6)

Total revenues	2,134.7	1,864.2	1,729.3

Compensation	1,326.1	1,117.5	1,068.7
Operating	419.0	354.6	331.3
Cost of revenues from clean coal activities	32.0	64.0	—
Interest	40.8	34.6	28.5
Depreciation	35.9	32.3	30.6
Amortization	79.3	60.8	55.0
Change in estimated acquisition earnout payables	(6.2)	(2.6)	4.1

Total expenses	1,926.9	1,661.2	1,518.2

Earnings from continuing operations before income taxes	207.8	203.0	211.1
Provision for income taxes	63.7	39.7	78.0

Earnings from continuing operations	144.1	163.3	133.1

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	3.2	(3.8)
Loss on disposal of operations	—	—	(3.7)
Benefit for income taxes	—	(7.6)	(3.0)

Earnings (loss) from discontinued operations	—	10.8	(4.5)

Net earnings	$144.1	$174.1	$128.6

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.29	$1.56	$1.32
Earnings (loss) from discontinued operations	—	0.10	(0.04)

Net earnings	$1.29	$1.66	$1.28

Diluted net earnings (loss) per share:
Earnings from continuing operations	$1.28	$1.56	$1.32
Earnings (loss) from discontinued operations	—	0.10	(0.04)

Net earnings	$1.28	$1.66	$1.28

Dividends declared per common share	$1.32	$1.28	$1.28

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2011	2010
Cash and cash equivalents	$291.2	$249.8
Restricted cash	692.5	599.7
Premiums and fees receivable	1,027.1	750.1
Other current assets	188.6	126.4

Total current assets	2,199.4	1,726.0
Fixed assets - net	91.3	75.8
Deferred income taxes	240.2	245.2
Other noncurrent assets	235.8	181.8
Goodwill - net	1,155.3	883.7
Amortizable intangible assets - net	561.5	483.5

Total assets	$4,483.5	$3,596.0

Premiums payable to insurance and reinsurance companies	$1,621.9	$1,250.3
Accrued compensation and other accrued liabilities	304.1	226.5
Unearned fees	69.7	60.5
Other current liabilities	67.9	40.0
Corporate related borrowings - current	10.0	—

Total current liabilities	2,073.6	1,577.3
Corporate related borrowings - noncurrent	675.0	550.0
Other noncurrent liabilities	491.3	362.0

Total liabilities	3,239.9	2,489.3

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 114.7 shares in 2011 and 108.4 shares in 2010	114.7	108.4
Capital in excess of par value	693.2	507.8
Retained earnings	482.9	488.3
Accumulated other comprehensive earnings (loss)	(47.2)	2.2

Total stockholders’ equity	1,243.6	1,106.7

Total liabilities and stockholders’ equity	$4,483.5	$3,596.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Earnings from continuing operations	$144.1	$163.3	$133.1
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net (gain) loss on investments	(1.3)	2.5	0.9
Depreciation and amortization	115.2	93.1	85.6
Change in estimated acquisition earnout payables	(6.2)	(2.6)	4.1
Amortization of deferred compensation and restricted stock	6.8	6.6	6.2
Stock-based and other noncash compensation expense	14.3	9.0	9.9
Net change in restricted cash	39.1	(17.2)	14.6
Net change in premiums receivable	71.4	(3.4)	39.0
Net change in premiums payable	(70.2)	(6.8)	(83.9)
Net change in other current assets	(41.5)	(3.6)	(1.2)
Net change in accrued compensation and other accrued liabilities	22.2	4.0	(46.5)
Net change in fees receivable/unearned fees	(4.4)	(11.9)	(17.4)
Net change in income taxes payable	(10.4)	(23.0)	0.7
Net change in deferred income taxes	31.7	30.7	45.0
Net change in other noncurrent assets and liabilities	(27.7)	(7.2)	18.7

Net cash provided by operating activities of continuing operations	283.1	233.5	208.8
Earnings (loss) from discontinued operations	—	10.8	(4.5)
Other non-cash items from discontinued operations	—	(12.5)	3.5
Net loss on disposal of discontinued operations	—	—	3.7

Net cash provided by operating activities	283.1	231.8	211.5

Cash flows from investing activities:
Net additions to fixed assets	(40.0)	(25.4)	(23.5)
Cash paid for acquisitions, net of cash acquired	(264.3)	(78.9)	(44.6)
Net proceeds from sales of operations	10.2	—	0.9
Net (funding) proceeds of investment transactions	(13.2)	12.6	(27.4)

Net cash used by investing activities	(307.3)	(91.7)	(94.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	73.9	36.7	8.3
Tax impact from issuance of common stock	3.7	1.4	(2.8)
Repurchases of common stock	(1.2)	(0.8)	(1.0)
Dividends paid	(145.8)	(133.5)	(127.9)
Borrowings on line of credit facilities	151.0	48.0	154.0
Repayments on line of credit facilities	(141.0)	(48.0)	(286.0)
Borrowings of corporate related long-term debt	125.0	—	150.0

Net cash provided (used) by financing activities	65.6	(96.2)	(105.4)

Net increase in cash and cash equivalents	41.4	43.9	11.5
Cash and cash equivalents at beginning of year	249.8	205.9	194.4

Cash and cash equivalents at end of year	$291.2	$249.8	$205.9

Supplemental disclosures of cash flow information:
Interest paid	$38.4	$34.7	$27.9
Income taxes paid	32.0	37.6	27.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2008	96.4	$96.4	$230.4	$452.0	$(40.3)	$738.5
Net earnings	—	—	—	128.6	—	128.6
Net change in pension asset/liability, net of taxes of $12.4 million	—	—	—	—	18.1	18.1
Net change in foreign currency, net of taxes of $0.6 million	—	—	—	—	13.2	13.2

Comprehensive earnings						159.9
Compensation expense related to stock option plan grants	—	—	8.3	—	—	8.3
Tax impact from issuance of common stock	—	—	(2.8)	—	—	(2.8)
Common stock issued in:
Twenty-six purchase transactions	5.6	5.6	98.9	—	—	104.5
Stock option plans	0.2	0.2	1.7	—	—	1.9
Employee stock purchase plan	0.4	0.4	6.0	—	—	6.4
Deferred compensation/restricted stock	—	—	6.2	—	—	6.2
Other compensation expense	—	—	1.3	—	—	1.3
Common stock repurchases	(0.1)	(0.1)	(0.9)	—	—	(1.0)
Cash dividends declared on common stock	—	—	—	(130.3)	—	(130.3)

Balance at December 31, 2009	102.5	102.5	349.1	450.3	(9.0)	892.9
Net earnings	—	—	—	174.1	—	174.1
Net change in pension asset/liability, net of taxes of $1.7 million	—	—	—	—	2.1	2.1
Net change in foreign currency, net of taxes of $(0.4 million)	—	—	—	—	9.1	9.1

Comprehensive earnings						185.3
Compensation expense related to stock option plan grants	—	—	7.7	—	—	7.7
Tax impact from issuance of common stock	—	—	1.4	—	—	1.4
Common stock issued in:
Twenty-nine purchase transactions	4.2	4.2	107.7	—	—	111.9
Stock option plans	1.5	1.5	29.8	—	—	31.3
Employee stock purchase plan	0.2	0.2	5.2	—	—	5.4
Deferred compensation/restricted stock	—	—	6.6	—	—	6.6
Other compensation expense	—	—	1.1	—	—	1.1
Common stock repurchases	—	—	(0.8)	—	—	(0.8)
Cash dividends declared on common stock	—	—	—	(136.1)	—	(136.1)

Balance at December 31, 2010	108.4	108.4	507.8	488.3	2.2	1,106.7
Net earnings	—	—	—	144.1	—	144.1
Net change in pension asset/liability, net of taxes of $(20.4 million)	—	—	—	—	(30.6)	(30.6)
Net change in foreign currency, net of taxes of $(1.4 million)	—	—	—	—	(18.8)	(18.8)

Comprehensive earnings						94.7
Compensation expense related to stock option plan grants	—	—	7.1	—	—	7.1
Tax impact from issuance of common stock	—	—	3.7	—	—	3.7
Common stock issued in:
Twenty-four purchase transactions	3.4	3.4	98.9	—	—	102.3
Stock option plans	2.6	2.6	64.1	—	—	66.7
Employee stock purchase plan	0.3	0.3	6.9	—	—	7.2
Deferred compensation/restricted stock	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	(1.2)	—	—	(1.2)
Cash dividends declared on common stock	—	—	—	(149.5)	—	(149.5)

Balance at December 31, 2011	114.7	$114.7	$693.2	$482.9	$(47.2)	$1,243.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2011

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as tax-advantaged, clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 17 countries and offer client-service capabilities in more than 110 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2011, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

Use of Estimates - The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Revenue Recognition - Our revenues are derived from commissions, fees and investment income.

We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria, and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known.

Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions that we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services, which we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

We deduct brokerage expense from gross revenues in our determination of our total revenues. Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by our brokerage segment. We recognize this expense in the same manner as commission revenues.

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $5.2 million and $4.3 million at December 31, 2011 and 2010, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $4.8 million and $4.4 million at December 31, 2011 and 2010, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Investment income primarily includes interest and dividend income, which is accrued as it is earned. Gains on books of business sales represent one-time gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) from unconsolidated clean coal production plants. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies, which is recognized as earned. Income (loss) from unconsolidated clean coal production plants includes income (losses) related to our equity portion of the pretax results of the clean coal production plants. Other net revenues (loss) primarily consist of our equity portions of the earnings from our investment in three venture capital funds.

Claims Handling Obligations - We are obligated under certain circumstances to provide future claims handling and certain administrative services for our former global risks brokerage clients in the U.K. Our obligation is the result of following the industry practice of insurance brokers providing future claims handling and administrative services to former clients. In addition, under certain circumstances, our risk management segment operations are contractually obligated to provide contract claim settlement and administration services to our former clients. Accordingly, we record a liability for these deferred run-off obligations based on the estimated costs to provide these future services to former clients. This liability is based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review (at least annually) the adequacy of this liability and will make adjustments as necessary.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance carriers. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2011.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a significant portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the British Pound Sterling and Indian Rupee versus the U.S. Dollar. Changes in fair value of the derivative instruments are reflected other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of compensation and operating expenses. We do not use derivatives for trading or speculative purposes.

Investments - We have a management investment committee that meets four to six times per year to review the valuation of our investments. For investments that do not have quoted market prices, we use various valuation techniques to estimate fair value and proactively look for indicators of impairment. Factors that may indicate that an impairment could exist include, but are not limited to, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, significant customer or revenue loss, litigation, losses by other companies in a similar industry, overall economic conditions, management changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on us for future financial support, we assess our willingness and intent to provide future funding in determining impairment.

If an indicator of impairment exists, we compare the investment’s carrying value to an estimate of its fair value. To estimate the fair value of our equity-method investments, we compare values established in recent recapitalizations or appraisals conducted by third parties. In some cases, no such recapitalizations or appraisals exist and we must perform our own valuations. This also requires us to exercise significant judgment. Even if impairment indicators exist, no impairment may be required if the estimated fair value is not less than the current carrying value or the decline in value is determined to be temporary and we have no intent to sell the investment, and it is more likely than not that we will not be required to sell the investment prior to a recovery in value. When we determine that an impairment is required, we record the impairment as a realized loss against current period earnings.

Both the process to review for indicators of impairment and, if such indicators exist, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including the receipt of new information that can significantly change the decision about the valuation of an investment in a short period of time. The determination of whether an impairment is required is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Because of the inherent risk of investments, we can make no assurances that there will not be impairments in the future should economic and other conditions change.

Premium Financing - Two subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.3 million and $2.4 million at December 31, 2011 and 2010, respectively.

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

Intangible Assets - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. Our primary intangible assets are classified as either goodwill, expiration lists, non-compete agreements or trade names. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten to fifteen years for trade names), while goodwill is not subject to amortization. The establishment of goodwill, expiration lists, non-compete agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective

(or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2011 and 2010, we wrote-off $4.6 million and $2.3 million, respectively, of amortizable intangible assets related to prior year acquisitions of our brokerage segment. No such indicators were noted in 2009. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Income Taxes - Our tax rate reflects the statutory tax rates applicable to our taxable earnings and tax planning in the various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We evaluate our tax positions using a two-step process. The first step involves recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination based solely on the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the position. If a tax position does not meet the “more likely than not” recognition threshold, we do not recognize the benefit of that position in the financial statements. The second step is measurement. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a likelihood of greater than 50% of being realized upon ultimate resolution with a taxing authority.

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

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in the realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.

Fair Value of Financial Instruments - Fair value accounting establishes a framework for measuring fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). This framework includes a fair value hierarchy that prioritizes the inputs to the valuation technique used to measure fair value.

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

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2011 and 2010, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment and adjustment of intangible assets and earnout payables. See Note 6 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2011 and 2010 under our debt agreements. See Note 11 to our consolidated financial statements for the fair values related to investments at December 31, 2011 and 2010 under our defined benefit pension plan.

Litigation - We are the defendant in various legal actions related to claims, lawsuits and proceedings incident to the nature of our business. We record liabilities for loss contingencies, including legal costs (such as fees and expenses of external lawyers and other service providers) to be incurred, when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. We do not discount such contingent liabilities. To the extent recovery of such losses and legal costs is probable under our insurance programs, we record estimated recoveries concurrently with the losses recognized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess our potential liability, we analyze our litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of different factors, including new developments in, or changes in approach, such as changing the settlement strategy as applicable to each matter.

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

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. Currently, 1.1 million shares of our common stock are reserved for future issuance under the ESPP.

Defined Benefit Pension and Other Postretirement Plans - We recognize in our consolidated balance sheet, an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Note 11 to our consolidated financial statements for additional information required to be disclosed related to our defined benefit postretirement plans.

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

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to make the presentation of items within other comprehensive income (which we refer to as OCI) more prominent. The guidance will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements. Companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Rather, companies will be required to display reclassification adjustments (e.g., changes in fair value of the derivative instruments) for each component of OCI in both net income and OCI. This is a change from the current standard, which requires reclassification adjustments to be displayed on the face of the financial statement in which OCI is reported or disclosed in the notes to the financial statements. The effective date for public companies is fiscal years, and interim periods within those years, beginning after December 15, 2011. We will be able to make the changes required by the guidance without incurring any significant costs or facing operational challenges because we already collect all of the necessary information and present it in the statement of stockholders’ equity and notes to our consolidated financial statements.

3.    Business Combinations

During 2011, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
The Gleason Agency, Inc. & its affiliate Gleason Financial, Ltd. (TGA) January 1, 2011	342		$9.1	$4.3	$—	$1.0	$—	$14.4	$6.5
James F. Reda & Associates, LLC
February 1, 2011	75		2.2	1.1	—	0.1	0.8	4.2	2.7
Woodbrook Underwriting Agencies Limited (WUA)
March 2, 2011	437		13.6	2.8	—	—	2.3	18.7	2.4
Risk Planners, Inc.
March 4, 2011	—		—	7.2	—	—	—	7.2	—
Blue Water Benefits, Inc.
April 1, 2011	—		—	7.1	—	0.1	1.9	9.1	5.8
Fish & Schulkamp, Inc.
May 1, 2011	81		2.0	0.5	—	0.3	0.1	2.9	0.4
ITI Solutions Pte Ltd.
May 1, 2011	—		—	2.4	—	—	0.6	3.0	0.8
Meyers-Reynolds & Associates, Inc. (MRA)
May 1, 2011	488		14.0	12.0	—	2.0	5.7	33.7	18.0
Heath Lambert Group Holdings, Ltd. (HLG)
May 13, 2011	—		—	178.4	—	—	—	178.4	—

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Bushong Insurance Associates, Inc. June 1, 2011	64		1.8	0.7	—	0.2	0.1	2.8	1.5
Independent Fiduciary Services, Inc. June 1, 2011	368		10.1	0.7	—	0.3	2.7	13.8	7.0
Mortgage Insurance Agency, Ltd. June 1, 2011	108		2.2	1.0	—	0.4	1.1	4.7	2.2
Potter-Holden & Company July 1, 2011	73		1.8	2.3	—	0.3	0.4	4.8	1.7
Group Benefits of Arkansas, LLC August 1, 2011	64		1.7	0.6	—	0.1	0.6	3.0	2.6
Robinson-Adams Insurance, Inc. (RAI) August 1, 2011	—		—	12.7	—	1.4	0.3	14.4	2.8
BeneTex Group, Inc. September 1, 2011	136		3.7	1.2	—	0.1	0.7	5.7	3.5
S.A. Freerks & Associates, Inc. October 1, 2011	47		1.3	1.0	—	0.2	0.7	3.2	1.0
Trissel Graham & Toole, Inc. (TGT) October 1, 2011	349		10.8	3.7	—	—	1.3	15.8	3.8
Mutual Insurance Services, Inc. November 1, 2011	68		1.8	0.7	—	0.3	—	2.8	—
Worksite Communications, Inc. (WCI) November 1, 2011	352		10.2	—	—	0.3	3.8	14.3	7.5
Capital Bauer Insurance Agency, Inc. (CBI) December 1, 2011	—		—	6.8	13.2	—	1.9	21.9	8.5
Transwestern General Agency, Inc. December 1, 2011	75		2.0	0.8	—	0.4	0.9	4.1	3.2
Kahl Insurance Services, LLC December 31, 2011	81		2.3	0.7	—	0.3	0.6	3.9	1.3
Nine other acquisitions completed in 2011	3		—	16.3	—	0.4	3.2	19.9	12.0

	3,211		$90.6	$265.0	$13.2	$8.2	$29.7	$406.7	$95.2

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. During 2011, 2010 and 2009, we recognized $8.3 million, $6.2 million and $4.1 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our 2011, 2010 and 2009 acquisitions. In addition, during 2011 and 2010 we recognized $14.5 million and $8.8 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 22 and 11 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $301.2 million, of which $107.0 million was recorded in the consolidated balance sheet as of December 31, 2011 based on the estimated fair value of the expected future payments to be made.

For all acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations were not fixed and determinable as of the acquisition date. We will generally record future payments made under these arrangements, if any, as additional goodwill when the earnouts are settled. The aggregate amount recorded in the consolidated balance sheet as of December 31, 2011 related to earnout payables for acquisitions we made prior to January 1, 2009 was $18.3 million. There were no unrecorded earnout payables outstanding at December 31, 2011 related to acquisitions we made prior to January 1, 2009.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2011 (in millions):

	TGA	WUA	MRA	HLG	RAI	TGT	WCI	CBI	Twenty-four Other Acquisitions	Total
Cash	$0.1	$—	$—	$14.4	$—	$—	$—	$0.3	$2.1	$16.9
Other current assets	4.3	1.0	12.4	419.2	11.7	4.3	0.3	0.6	22.6	476.4
Fixed assets	0.2	—	0.3	6.8	—	—	—	—	1.0	8.3
Noncurrent assets	0.2	1.6	—	9.3	—	0.1	—	—	—	11.2
Goodwill	9.7	4.9	16.9	127.5	9.4	8.6	11.5	9.9	47.6	246.0
Trade names	—	—	—	11.1	—	—	—	—	—	11.1
Expiration lists	6.6	14.7	15.4	46.9	4.5	7.4	4.1	11.4	49.9	160.9
Non-compete agreements	0.1	—	0.5	0.1	0.5	0.1	0.3	0.2	0.9	2.7

Total assets acquired	21.2	22.2	45.5	635.3	26.1	20.5	16.2	22.4	124.1	933.5
Current liabilities	6.8	3.5	11.8	423.0	11.7	4.7	0.2	0.5	27.1	489.3
Noncurrent liabilities	—	—	—	33.9	—	—	1.7	—	1.9	37.5

Total liabilities assumed	6.8	3.5	11.8	456.9	11.7	4.7	1.9	0.5	29.0	526.8

Total net assets acquired	$14.4	$18.7	$33.7	$178.4	$14.4	$15.8	$14.3	$21.9	$95.1	$406.7

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, trade names, expiration lists and non-compete agreements in the amounts of $246.0 million, $11.1 million, $160.9 million and $2.7 million, respectively, within the brokerage segment.

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

Of the $11.1 million of trade names, $160.9 million of expiration lists and $2.7 million of non-compete agreements related to the 2011 acquisitions, $10.9 million, $50.5 million and $0.4 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $18.4 million, and a corresponding amount of goodwill, in 2011 related to the nondeductible amortizable intangible assets.

During 2011, we issued 245,000 shares of our common stock, paid $8.2 million in cash and accrued $18.3 million in liabilities related to earnout obligations of 19 acquisitions made prior to 2009, and recorded additional goodwill of $30.0 million. During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009, and recorded additional goodwill of $26.7 million. During 2009, we issued 1.4 million shares of our common stock, paid $6.0 million in cash and accrued $11.9 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009, and recorded additional goodwill of $41.9 million. During 2009, we also issued 1.1 million shares of our common stock related to an acquisition made in December 2008 and recorded in our consolidated financial statements as of December 31, 2008.

Our consolidated financial statements for the year ended December 31, 2011 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2010 (in millions, except per share data):

	Year Ended December 31,
	2011	2010
Total revenues	$2,256.9	$2,145.8
Earnings from continuing operations	149.3	172.6
Basic earnings from continuing operations per share	1.32	1.60
Diluted earnings from continuing operations per share	1.31	1.59

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2010, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2011 totaled approximately $277.0 million. In 2011, total revenues and earnings (loss) from continuing operations recorded in our consolidated statement of earnings related to the 2011 acquisitions in the aggregate were $135.9 million and $(4.7 million), respectively.

4.    Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2011	2010
Office equipment	$11.8	$11.2
Furniture and fixtures	71.2	66.8
Computer equipment	99.7	82.7
Leasehold improvements	45.9	41.1
Software	105.4	73.7
Other	2.5	2.0

	336.5	277.5
Accumulated depreciation	(245.2)	(201.7)

Net fixed assets	$91.3	$75.8

5.    Intangible Assets

The carrying amount of goodwill at December 31, 2011 and 2010 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2011
United States	$951.0	$18.5	$—	$969.5
Foreign, principally Australia, Canada and the U.K.	185.6	0.2	—	185.8

Total goodwill - net	$1,136.6	$18.7	$—	$1,155.3

At December 31, 2010
United States	$806.8	$16.9	$—	$823.7
Foreign, principally Australia, Canada and the U.K.	59.8	0.2	—	60.0

Total goodwill - net	$866.6	$17.1	$—	$883.7

The changes in the carrying amount of goodwill for 2011 and 2010 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2010	$732.6	$9.7	$—	$742.3
Goodwill acquired during the year	104.9	7.4	—	112.3
Goodwill related to earnouts recognized during the year	26.7	—	—	26.7
Foreign currency translation adjustments during the year	2.4	—	—	2.4

Balance as of December 31, 2010	866.6	17.1	—	883.7
Goodwill acquired during the year	246.0	—	—	246.0
Goodwill related to earnouts recognized during the year	30.0	—	—	30.0
Goodwill adjustments related to appraisals and other acqusition adjustments	6.9	1.6	—	8.5
Goodwill written-off related to sales of operations	(4.3)	—	—	(4.3)
Foreign currency translation adjustments during the year	(8.6)	—	—	(8.6)

Balance as of December 31, 2011	$1,136.6	$18.7	$—	$1,155.3

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2011	2010
Expiration lists	$837.5	$699.1
Accumulated amortization – expiration lists	(296.7)	(225.8)

	540.8	473.3

Non-compete agreements	26.3	23.8
Accumulated amortization – non-compete agreements	(21.3)	(19.7)

	5.0	4.1

Trade names	19.0	8.3
Accumulated amortization – trade names	(3.3)	(2.2)

	15.7	6.1

Net amortizable assets	$561.5	$483.5

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2012	$80.1
2013	78.6
2014	75.8
2015	71.3
2016	66.4

Total	$372.2

6.    Credit and Other Debt Agreements

Note Purchase Agreement – We are a party to an amended and restated note purchase agreement dated as of December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2011. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement – On July 15, 2010, we entered into an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on July 14, 2014, with a group of twelve financial institutions.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2011. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2011, $15.9 million of letters of credit (for which we had $8.1 million of liabilities recorded at December 31, 2011) were outstanding under the Credit Agreement. See Note 13 to our consolidated financial statements for a discussion of the letters of credit. There were $10.0 million of borrowings outstanding under the Credit Agreement at December 31, 2011. Accordingly, at December 31, 2011, $474.1 million remained available for potential borrowings, of which $59.1 million may be in the form of additional letters of credit.

The following is a summary of our corporate debt (in millions):

	December 31,
	2011	2010
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50.0 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	—
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	—

Total Note Purchase Agreements	675.0	550.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	10.0	—

	$685.0	$550.0

The fair value of the $675.0 million in debt under the note purchase agreements at December 31, 2011 was $767.5 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes.

7.    Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2011	2010	2009
Earnings from continuing operations	$144.1	$163.3	$133.1
Earnings (loss) from discontinued operations	—	10.8	(4.5)

Net earnings	$144.1	$174.1	$128.6

Weighted average number of common shares outstanding	111.7	104.8	100.5
Dilutive effect of stock options using the treasury stock method	0.8	0.3	0.1

Weighted average number of common and common equivalent shares outstanding	112.5	105.1	100.6

Basic net earnings (loss) per share:
Earnings from continuing operations	$1.29	$1.56	$1.32
Earnings (loss) from discontinued operations	—	0.10	(0.04)

Net earnings	$1.29	$1.66	$1.28

Diluted net earnings (loss) per share:
Earnings from continuing operations	$1.28	$1.56	$1.32
Earnings (loss) from discontinued operations	—	0.10	(0.04)

Net earnings	$1.28	$1.66	$1.28

Options to purchase 3.8 million, 9.2 million and 12.5 million shares of our common stock were outstanding at December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

8.    Stock Option Plans

Long-Term Incentive Plan

On May 10, 2011, our stockholders approved the Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (which we refer to as the 2009 LTIP). The LTIP term began May 10, 2011 and it terminates on the date of the annual meeting of stockholders that occurs during the year of the seventh anniversary of its effective date, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. A stock appreciation right entitles the holder to receive, upon exercise and subject to withholding taxes, cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

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

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. The maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000. The maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000. The maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

The LTIP provides for the grant of stock options, which may be either tax-qualified incentive stock options or non-qualified options and stock appreciation rights. The compensation committee determines the period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock, through a net-exercise arrangement, or through a broker-assisted cashless exercise arrangement. The compensation committee determines all of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason. Stock option and stock appreciation right awards under the LTIP are non-transferable.

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

On March 8, 2011, the compensation committee granted options to purchase 851,000 shares of our common stock under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. On March 2, 2010, the compensation committee granted options to purchase 858,000 shares of our common stock under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2011 and 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

Prior Stock Option Plans

Prior to 2009, we issued stock options under four stock option-based employee compensation plans. In May 2008, all of these plans expired. Under the expired plans, we granted both incentive and nonqualified stock options to our officers and key employees. Most options granted under the incentive plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. Most options granted under the nonqualified plan prior to 2007 become exercisable at the rate of 10% per year beginning the calendar year after the date of grant or provided for accelerated vesting to 100% in the event of death, disability or retirement (if the retirement eligible age requirement is met). Options granted prior to 2009 expire ten years from the date of grant, or earlier in the event of termination of the employee (if the retirement eligible age requirement is not met).

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During 2011, 2010 and 2009, we recognized $7.1 million, $7.9 million and $8.6 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2011, 2010 and 2009, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	4.5%	5.0%	4.0%
Expected risk-free interest rate	2.7%	2.8%	3.0%
Volatility	26.8%	27.1%	27.3%
Expected life (in years)	6.0	6.1	7.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2011, 2010 and 2009, as determined on the grant date using the Black-Scholes option pricing model, was $5.25, $3.90 and $4.19, respectively.

The following is a summary of our stock option activity and related information for 2011, 2010 and 2009 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(2.6)	25.87
Forfeited or canceled	(0.2)	29.03

Ending balance	10.6	$27.20	3.42	$66.3

Exercisable at end of year	6.8	$27.10	2.83	$43.2

Ending vested and expected to vest	10.5	$27.20	3.41	$66.1

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2010
Beginning balance	13.4	$26.26
Granted	0.9	24.24
Exercised	(1.5)	20.75
Forfeited or canceled	(0.3)	28.52

Ending balance	12.5	$26.71	3.68	$33.4

Exercisable at end of year	8.2	$26.92	3.09	$20.8

Ending vested and expected to vest	12.5	$26.71	3.67	$33.2

Year Ended December 31, 2009
Beginning balance	13.7	$26.20
Granted	0.1	21.28
Exercised	(0.2)	15.05
Forfeited or canceled	(0.2)	26.73

Ending balance	13.4	$26.26	4.07	$4.2

Exercisable at end of year	8.6	$26.10	3.41	$3.7

Ending vested and expected to vest	13.4	$26.26	4.07	$4.2

Options with respect to 6.1 million shares (less any shares of restricted stock issued under the LTIP—see Note 10 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2011.

The total intrinsic value of options exercised during 2011, 2010 and 2009 amounted to $10.7 million, $7.8 million and $0.9 million, respectively. At December 31, 2011, we had approximately $18.2 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2011 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.79 - $ 24.13	2.2	3.77	$23.38	1.2	$22.95
24.58 - 27.03	2.1	2.52	25.33	1.6	25.22
27.06 - 27.36	2.1	3.56	27.23	1.4	27.22
27.53 - 29.42	2.5	3.27	29.16	1.9	29.15
29.45 - 35.86	1.7	4.18	31.64	0.7	32.43

$5.79 - $ 35.86	10.6	3.42	$27.20	6.8	$27.10

9.        Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under the provisions of the plan, we contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions of stock contributions from the plan, except for accumulated non-invested dividends, are made in the form of our common stock and all distributions of cash contributions are distributed in cash.

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is being amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2011, 2010 and 2009, we charged $1.3 million, $1.4 million and $1.9 million, respectively, to compensation expense related to this plan. During 2011, 2010 and 2009, 17,000 shares, 40,000 shares and 28,000 shares of our common stock, respectively, were vested and distributed to employees under this plan, with an aggregate fair value of $0.5 million, $1.0 million and $0.6 million, respectively. At December 31, 2011, and 2010, we recorded $6.8 million (related to 629,000 shares) and $8.1 million (related to 646,000 shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at December 31, 2011 and 2010 was $21.0 million and $18.8 million, respectively.

In first quarter 2011, 2010 and 2009, the compensation committee approved $6.5 million, $5.9 million and $5.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2011 and second quarter 2010 and 2009, respectively. The fair value of the funded cash award assets at December 31, 2011 and 2010 was $28.6 million and $21.1 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During 2011, 2010 and 2009, we charged $3.3 million, $2.7 million and $1.9 million, respectively, to compensation expense related to these awards. During 2011, 2010 and 2009, cash and equity awards with an aggregate fair value of $0.5 million, $1.1 million and $1.1 million, respectively, were vested and distributed to employees under this plan.

10.    Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 8 to our consolidated financial statements, on May 10, 2011, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2009 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At December 31, 2011, 1.2 million shares were available for grant under the LTIP for such awards.

Prior to May 12, 2009, we had a restricted stock plan for our directors, officers and certain other employees, which was superseded by the 2009 LTIP. Under the provisions of that plan, we were authorized to issue 4.0 million restricted shares or related stock units of our common stock. The compensation committee was responsible for the administration of the plan. Each award granted under the plan represents a right of the holder of the award to receive shares of our common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with us for a period of time after the date the award is granted. The compensation committee determined each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award.

In 2011, 2010 and 2009, we granted 224,000, 216,000 and 238,000 shares, respectively, of our common stock to employees under the 2009 LTIP or restricted stock plan, as applicable, with an aggregate fair value of $6.9 million, $5.2 million and $4.0 million, respectively, at the date of grant.

The 2011, 2010 and 2009 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 200,000 shares granted in first quarter 2011, 185,000 shares granted in first quarter 2010 and 199,000 shares granted in first quarter 2009, vest in full based on continued employment through March 8, 2015, March 3, 2014 and March 4, 2013, respectively, while the other 2011, 2010 and 2009 restricted stock awards generally vest annually on a pro rata basis.

The vesting periods of the 2011, 2010 and 2009 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2011	2010	2009
One year	20,000	12,000	16,000
Two years	—	17,000	4,000
Four years	200,000	187,000	199,000
Five years	4,000	—	7,000
Ten years	—	—	12,000

Total shares granted	224,000	216,000	238,000

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2011, 2010 and 2009, we charged $5.5 million, $5.2 million and $4.3 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2011. At December 31, 2011 and 2010, we recorded $1.3 million (related to 87,000 shares) and $2.1 million (related to 188,000 shares), respectively, of unearned restricted stock outstanding as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at December 31, 2011 and 2010 was $26.9 million and $23.9 million, respectively.

Cash Awards

On March 8, 2011, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, each participant will be granted a number of provisional cash award units. At the end of the one-year performance period, participants will be awarded a number of units based on achievement of the EBITAC performance goal (as defined in the Program) and subject to approval by the compensation committee. Awarded units for the 2011 provisional award will fully vest based on continuous employment through January 1, 2014. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2013, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2014. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2011 related to the 2011 provisional award under the Program. Based on company performance for 2011, we expect to grant 433,000 units under the Program in first quarter 2012 that will fully vest on January 1, 2014.

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

On March 4, 2009, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $19.4 million in the aggregate to our officers and key employees that are denominated in units (1.3 million units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2009 provisional award are similar to the terms discussed above for the 2011 provisional award. Based on our performance for 2009, we granted 1.2 million units under the Program in first quarter 2010 that vested in full on January 1, 2012. During 2011 and 2010, we charged $12.7 million and $13.8 million, respectively to compensation expense related to this grant.

During 2009, $2.3 million was charged to compensation expense related to granted units for the 2007 provisional award under the Program that fully vested on January 1, 2010. During 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program. No cash awards were vested or distributed during 2011 related to the 2008 provisional award because, based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program.

11.    Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all domestic employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2011 and 2010. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2011	2010
Change in pension benefit obligation:
Benefit obligation at beginning of year	$220.0	$206.7
Service cost	0.4	0.4
Interest cost	11.9	11.7
Net actuarial (gain) loss	41.7	7.7
Benefits paid	(6.9)	(6.5)

Benefit obligation at end of year	$267.1	$220.0

Change in plan assets:
Fair value of plan assets at beginning of year	$199.7	$179.2
Actual return on plan assets	2.9	20.5
Contributions by Gallagher	7.2	6.5
Benefits paid	(6.9)	(6.5)

Fair value of plan assets at end of year	$202.9	$199.7

Funded status of the plan (underfunded)	$(64.2)	$(20.3)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(64.2)	$(20.3)
Accumulated other comprehensive loss - net actuarial loss	87.5	35.3

Net amount included in retained earnings	$23.3	$15.0

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Net periodic pension cost (earnings):
Service cost	$0.4	$0.4	$0.4
Interest cost on benefit obligation	11.9	11.7	11.4
Expected return on plan assets	(14.9)	(13.4)	(11.2)
Amortization of net loss	1.6	1.6	4.0

Net periodic benefit cost (earnings)	(1.0)	0.3	4.6

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	53.8	0.6	(25.2)
Amortization of net loss	(1.6)	(1.6)	(4.0)

Total recognized in other comprehensive (earnings) loss	52.2	(1.0)	(29.2)

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$51.2	$(0.7)	$(24.6)

Estimated amortization for the following year:
Amortization of net loss	$2.3	$1.6	$1.7

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2011	2010
Discount rate	4.50%	5.50%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2011	2010	2009
Discount rate	5.50%	5.75%	5.75%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2012	$8.1
2013	8.7
2014	9.6
2015	10.5
2016	11.4
Years 2017 to 2021	68.5

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2011	2010
Equity securities	64.0%	67.0%
Debt securities	29.0%	27.0%
Real estate	7.0%	6.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2011 and 2010. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2011	2010
Level 1	$—	$—
Level 2	123.3	119.1
Level 3	79.6	80.6

Total fair value	$202.9	$199.7

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2011	2010
Fair value at January 1	$80.6	$72.5
Settlements	(0.8)	—
Unrealized gains (losses)	(0.2)	8.1

Fair value at December 31	$79.6	$80.6

We were required under the Internal Revenue Code (which we refer to as IRC) to make minimum contributions of $0.3 million to the plan for each of the 2010 and 2011 plan years. We were not required to make a minimum contribution to the plan for the 2009 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2011, 2010 and 2009, we made discretionary contributions of $7.2 million, $6.5 million and $4.0 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. Our matching contributions (up to a maximum of 5.0% of eligible compensation) are at the discretion of our board of directors and may not exceed the maximum amount deductible for Federal income tax purposes. We contributed $30.5 million, $28.7 million and $28.0 million to the plan in 2011, 2010 and 2009, respectively.

We also have a nonqualified deferred compensation plan for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $2.1 million, $2.0 million and $1.9 million to a rabbi trust maintained under the plan in 2011, 2010 and 2009, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2011 and 2010, including employee contributions and investment earnings, was $95.5 million and $86.6 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $12.3 million, $7.8 million and $6.4 million in 2011, 2010 and 2009, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2011 and 2010 were $3.2 million and $4.5 million, respectively. The net periodic postretirement benefit cost of the plan amounted to $0.1 million, $0.1 million and $0.6 million in 2011, 2010 and 2009, respectively.

12.    Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying balance sheet and the related funding commitments (in millions):

	December 31, 2011		December 31,
		Funding	2010
	Assets	Commitments	Assets
Chem-Mod LLC	$2.9	$—	$1.4
Clean-coal investments
Non-controlling interest in twelve 2009 Era Clean Coal Plants	8.9	—	10.1
Controlling interest in two 2009 Era Clean Coal Plants	1.5	—	1.7
Controlling interest in fifteen 2011 Era Clean Coal Plants	33.4	—	—
Notes receivable and interest from co-investor	8.0	—	8.2
Biomass energy venture	—	—	0.4
Other investments	2.0	1.5	2.0

Total investments	$56.7	$1.5	$23.8

Chem-Mod LLC - At December 31, 2011, we held a 42% controlling interest in Chem-Mod LLC, which has the rights to market The Chem-ModTM Solution in the U.S and Canada. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used with clean coal production plants placed in service by December 31, 2011. Chem-Mod has been marketing The Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 clean coal production plants in which we hold an investment. To date, Chem-Mod technologies have been permitted for coal-fired utilities in twelve states. Several other states are in the process of granting similar approvals.

Chem-Mod has been determined to be a VIE. We are the manager of Chem-Mod, and consolidate its operations into our consolidated financial statements. At December 31, 2011, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $3.0 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

Chem-Mod International LLC - At December 31, 2011, we held a non-controlling 20% interest in Chem-Mod International LLC, which has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At December 31, 2011, we held a non-controlling 8% interest in C-Quest’s global operations. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean Coal Investments -

Twelve 2009 Era Clean Coal Production Plants - At December 31, 2011, we held non-controlling, minority interests in five limited liability companies that own twelve commercial clean coal production plants that were placed in service in 2009. These 2009 Era Plants are currently producing refined coal using Chem-Mod’s technologies, which reduce harmful emissions. We believe the production and sale of refined coal at these plants and the reduction of harmful emissions qualifies for IRC Section 45 tax credits through 2019. These limited liability companies are considered to be VIEs. The membership agreements for each of these operations require the unanimous consent of the owners for every action that would denote control. Because we do not control the operations of these entities, we account for the investments using equity method accounting. At December 31, 2011, total assets and total liabilities of these five limited liability companies were $94.2 million and $64.9 million, respectively. For 2011 and 2010, total revenues were $380.8 million and $572.0 million, respectively. For 2011 and 2010, total expenses were $405.7 million and $609.0 million, respectively. Each investor funds their portion of the obligations of the limited liability companies, in proportion to their investment ownership percentage. There are no additional debts or other obligations that we are committed to fund related to these investments.

Two 2009 Era Clean Coal Production Plants - At December 31, 2011, we held a controlling, majority interest in a limited liability company that owns two commercial clean coal production plants that were placed in service in 2009. This limited liability company is considered to be a VIE and its operations are consolidated into our consolidated financial statements. While these plants are currently idle, they have produced refined coal using Chem-Mod’s technologies. We believe the production and sale of refined coal and the reduction of harmful emissions at these 2009 Era Plants qualifies for IRC Section 45 tax credits through 2019.

Fifteen 2011 Era Clean Coal Production Plants - We built and placed into service fifteen commercial clean coal production plants prior to December 31, 2011. The operations of these plants are consolidated into our consolidated financial statements for 2011. These plants have produced refined coal using Chem-Mod’s technologies, which reduce harmful emissions. We believe the production and sale of refined coal at these 2011 Era Plants and the reduction of harmful emissions qualifies for IRC Section 45 tax credits through 2021. Ultimately, we plan to sell majority ownership interests in all fifteen plants to co-investors and relinquish control of the plants under structures similar to the 2009 Era plants, thereby becoming a non-controlling, minority investor. The total original construction cost was $33.4 million.

•

As of January 1, 2012, we sold ownership interests in six limited liability companies that own five of the fifteen 2011 Era Plants, for a total of $12.9 million. These plants are producing and selling refined coal to coal-fired power plants. Because we have become non-controlling, minority investors of these investments as of January 1, 2012, we will account for them using equity method accounting as of that date.

•

Gallagher has non-binding agreements in principle with a utility and co-investors for one of the 2011 Era Plants. However, this plant is not expected to resume production of refined coal until after signing the agreements with the utility and completion of moving the IRC Section 45 plant to the site, or approximately second quarter of 2012. The sale to the co-investors is anticipated to occur after the plant begins production. At December 31, 2011, Gallagher’s carrying value of this investment was $1.0 million. Until the sale to the co-investors is complete, we will consolidate its operations into our consolidated financial statements. Because we anticipate becoming a non-controlling, minority investor after a completed transaction, we then plan to account for this investment using equity method accounting.

•

Gallagher is currently seeking co-investors and long-term utility customers for the other nine 2011 Era Plants. After co-investors’ investments, Gallagher intends on holding non-controlling, minority investment positions in these investments. At December 31, 2011, Gallagher’s net carrying value of these investments was $8.8 million. These plants are currently idle.

Notes Receivable and Interest From a Co-investor - As of December 31, 2011, we have a promissory note from a co-investor as part of the consideration for the sale of ownership interests in three of the 2009 Era Plants in March 2010. The face amount of the note was $8.4 million and the note bears interest at 4.7% per annum. The note is due in installments through February 15, 2020.

Biomass Energy Ventures - We sold our entire interest in this biomass company as of October 12, 2011, for $0.1 million.

Other Investments - At December 31, 2011, we owned a non-controlling, minority interest in three venture capital funds totaling $1.4 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of these eighteen investments, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over the respective operations. At December 31, 2011, total assets and total debt of these fourteen investments were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at December 31, 2011, which equaled the net aggregate carrying value of our investments in these investments.

13. Commitments,	Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2011 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Note Purchase Agreements	$—	$—	$100.0	$—	$50.0	$525.0	$675.0
Credit Agreement	10.0	—	—	—	—	—	10.0

Total debt obligations	10.0	—	100.0	—	50.0	525.0	685.0
Operating lease obligations	71.1	53.0	37.4	30.9	21.7	41.4	255.5
Less sublease arrangements	(3.3)	(2.0)	(1.6)	(0.6)	—	—	(7.5)
Outstanding purchase obligations	10.4	5.6	4.3	1.0	1.0	0.1	22.4

Total contractual obligations	$88.2	$56.6	$140.1	$31.3	$72.7	$566.5	$955.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements and Credit Agreement - See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $91.0 million in 2011, $81.5 million in 2010 and $82.0 million in 2009.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2011. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments at December 31, 2011 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2012	2013	2014	2015	2016	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Funding commitments	—	—	—	—	—	1.5	1.5

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

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

Since January 1, 2002, we have acquired 188 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011, 2010 and 2009 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum potential earnout obligations related to these acquisitions was $301.2 million, of which $107.0 million was recorded in our consolidated balance sheet as of December 30, 2011 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable. We will generally record future payments made related to the 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount recorded in the consolidated balance sheet as of December 31, 2011 related to earnout payables for acquisitions we made prior to January 1, 2009 was $18.3 million. There were no unrecorded earnout payables outstanding at December 31, 2011 related to acquisitions we made prior to January 1, 2009.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2011 or 2010 that was recourse to us.

At December 31, 2011, we had posted two letters of credit totaling $10.2 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.1 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2011, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit and funding commitments at December 31, 2011 were as follows (all dollar amounts in table are in millions):

		Compensation	Maximum	Liability
Description, Purpose and Trigger	Collateral	to Us	Exposure	Recorded
Venture capital fund
Funding commitment to one fund - expires 2019 Trigger - Agreed conditions met	None	None	$1.5	$—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2016 Trigger - we do not reimburse the insurancecompanies for deductibles the insurance companies advance on behalf of us	None	None	10.2	8.1
Credit enhancement under letters of credit for our Bermuda captive insurance operation to meet minimum statutory capital requirements - expires after 2016 Trigger - Dissolution or catastrophic financial results of the operation	(1)	Reimbursement of LOC fees	3.7	—
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2016 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	2.0	—

			$17.4	$8.1

(1)	The majority owners of the operation pledge their percentage ownership portion of any draw.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2011 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.5 million and below the upper end of the actuarial range by $4.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2011, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2011, we had exposure on $129.2 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2011 consolidated balance sheet related to these indemnification obligations.

14.    Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Earnings from continuing operations before income taxes:
Domestic	$194.7	$169.7	$183.3
Foreign, principally Australia, Bermuda, Canada and the U.K.	13.1	33.3	27.8

	$207.8	$203.0	$211.1

Provision for income taxes—continuing operations:
Federal:
Current	$7.8	$(2.9)	$14.9
Deferred	38.4	21.3	38.9

	46.2	18.4	53.8

State and local:
Current	7.2	10.8	8.2
Deferred	5.9	(0.8)	7.9

	13.1	10.0	16.1

Foreign:
Current	7.4	9.3	8.1
Deferred	(3.0)	2.0	—

	4.4	11.3	8.1

Total provision for income taxes - continuing operations	$63.7	$39.7	$78.0

A reconciliation of the provision for income taxes from continuing operations with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal statutory rate	$72.7	35.0	$71.1	35.0	$73.9	35.0
State income taxes - net of Federal benefit	9.8	4.7	5.4	2.6	10.4	4.9
Foreign taxes	0.6	0.3	1.2	0.6	(0.7)	(0.3)
Alternative energy, foreign and other tax credits	(13.2)	(6.4)	(13.7)	(6.7)	(1.0)	(0.5)
Foreign dividends and other permanent differences	0.2	0.1	4.5	2.2	3.7	1.7
Stock compensation	—	—	(0.1)	—	(0.1)	—
Changes in unrecognized tax benefits related to resolution of Federal and state audits, expiration of various statutes of limitations and other items	(1.9)	(0.9)	(30.7)	(15.1)	(3.6)	(1.7)
Change in valuation allowance	(0.7)	(0.3)	1.0	0.5	—	—
Other	(3.8)	(1.8)	1.0	0.5	(4.6)	(2.2)

Provision for income taxes - continuing operations	$63.7	30.7	$39.7	19.6	$78.0	36.9

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2011	2010
Gross unrecognized tax benefits at January 1	$7.9	$45.0
Increases in tax positions for current year	1.2	1.2
Settlements	(2.0)	(36.0)
Lapse in statute of limitations	(1.4)	(2.0)
Increases in tax positions for prior years	0.9	0.3
Decreases in tax positions for prior years	(0.8)	(0.6)

Gross unrecognized tax benefits at December 31	$5.8	$7.9

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.8 million and $5.3 million at December 31, 2011 and 2010, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2011 and 2010, we had accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.9 million, respectively.

We and our subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We and our subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2011, we had been examined by the IRS through calendar year 2008. We have recently been notified that the IRS intends to begin an examination of calendar years 2009 and 2010 during 2012. A number of foreign, state and local examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$111.7	$114.7
Accrued and unfunded compensation and employee benefits	88.0	74.4
Compensation expense related to stock options	22.3	20.4
License agreement	—	23.0
Investments	9.1	10.4
Accrued liabilities	29.6	25.9
Accrued pension liability	35.0	14.1
Net operating loss carryforwards	8.6	6.4
Depreciable fixed assets	—	3.7
Other	10.1	6.6

Total deferred tax assets	314.4	299.6
Valuation allowance for deferred tax assets	(7.7)	(6.4)

Deferred tax assets	306.7	293.2

Deferred tax liabilities:
Nondeductible amortizable intangible assets	87.4	66.5
Depreciable fixed assets	12.3	—
Other prepaid items	2.3	4.0
Investment-related partnerships	8.7	7.8
Prepaid pension cost	2.4	1.9
Accrued liabilities	2.0	1.8

Total deferred tax liabilities	115.1	82.0

Net deferred tax assets	$191.6	$211.2

At December 31, 2011 and 2010, $66.5 million and $49.2 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2011 and 2010, $4.7 million and $4.1 million, respectively, of deferred tax liabilities have been included in other current liabilities and $110.4 million and $79.1 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits have an indefinite life and other credits have a ten-year or twenty-year life. We expect to make full use of the amounts carried forward.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($65.7 million at December 31, 2011) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $14.7 million at December 31, 2011.

15.    Comprehensive Earnings

The after-tax components of our comprehensive earnings consist of the following:

	Year Ended December 31,
	2011	2010	2009
Net earnings	$144.1	$174.1	$128.6
Other comprehensive earnings (loss):
Net change in pension liability, net of taxes	(30.6)	2.1	18.1
Foreign currency translation	(16.1)	10.1	12.1
Changes in fair value of the derivative instruments, net of taxes	(2.7)	(1.0)	1.1

Comprehensive earnings	$94.7	$185.3	$159.9

The foreign currency translation in 2011, 2010 and 2009 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

The after-tax components of our accumulated comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Changes in Fair Value Derivative of Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2008	$(38.6)	$(1.7)	$—	$(40.3)
Net change in period	18.1	12.1	1.1	31.3

Balance as of December 31, 2009	$(20.5)	$10.4	$1.1	$(9.0)
Net change in period	2.1	10.1	(1.0)	11.2

Balance as of December 31, 2010	$(18.4)	$20.5	$0.1	$2.2
Net change in period	(30.6)	(16.1)	(2.7)	(49.4)

Balance as of December 31, 2011	$(49.0)	$4.4	$(2.6)	$(47.2)

16.    Quarterly Operating Results (unaudited)

Quarterly operating results for 2011 and 2010 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2011
Total revenues	$447.4	$546.1	$562.8	$578.4
Total expenses	423.9	480.2	491.8	531.0

Earnings from continuing operations before income taxes	$23.5	$65.9	$71.0	$47.4

Earnings from continuing operations	$15.2	$41.7	$46.7	$40.5
Earnings from discontinued operations	—	—	—	—

Net earnings	$15.2	$41.7	$46.7	$40.5

Basic net earnings per share:
Earnings from continuing operations	$0.14	$0.38	$0.41	$0.36
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.14	$0.38	$0.41	$0.36

Diluted net earnings per share:
Earnings from continuing operations	$0.14	$0.37	$0.41	$0.35
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.14	$0.37	$0.41	$0.35

2010
Total revenues	$482.4	$459.5	$463.2	$459.1
Total expenses	439.5	395.6	392.8	433.3

Earnings from continuing operations before income taxes	$42.9	$63.9	$70.4	$25.8

Earnings from continuing operations	$29.2	$41.9	$46.2	$46.0
Earnings from discontinued operations	—	2.1	—	8.7

Net earnings	$29.2	$44.0	$46.2	$54.7

Basic net earnings per share:
Earnings from continuing operations	$0.28	$0.40	$0.44	$0.43
Earnings from discontinued operations	—	0.02	—	0.08

Net earnings	$0.28	$0.42	$0.44	$0.51

Diluted net earnings per share:
Earnings from continuing operations	$0.28	$0.40	$0.44	$0.43
Earnings from discontinued operations	—	0.02	—	0.08

Net earnings	$0.28	$0.42	$0.44	$0.51

17.    Segment Information

We have identified three reportable operating segments: brokerage, risk management and corporate. The brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. The corporate segment manages our clean energy and other investments. This segment also holds all of our corporate debt. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were preparing income tax provisions on a separate company basis. Reported operating results by segment would change if different methods were applied. Financial information relating to our segments for 2011, 2010 and 2009 is as follows (in millions):

		Risk
Year Ended December 31, 2011	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,127.4	$—	$—	$1,127.4
Fees	324.1	546.1	—	870.2
Supplemental commissions	56.0	—	—	56.0
Contingent commissions	38.1	—	—	38.1
Investment income	5.4	2.7	—	8.1
Gains on books of business sales and other	5.5	—	—	5.5
Revenue from clean coal activities	—	—	29.2	29.2
Other - net gain	—	—	0.2	0.2

Total revenues	1,556.5	548.8	29.4	2,134.7

Compensation	968.4	344.1	13.6	1,326.1
Operating	267.3	135.8	15.9	419.0
Cost of revenues from clean coal activities	—	—	32.0	32.0
Interest	—	—	40.8	40.8
Depreciation	21.2	14.2	0.5	35.9
Amortization	77.0	2.3	—	79.3
Change in estimated acquisition earnout payables	(6.2)	—	—	(6.2)

Total expenses	1,327.7	496.4	102.8	1,926.9

Earnings (loss) from continuing operations before income taxes	228.8	52.4	(73.4)	207.8
Provision (benefit) for income taxes	88.6	19.1	(44.0)	63.7

Earnings (loss) from continuing operations	$140.2	$33.3	$(29.4)	$144.1

Net foreign exchange gain (loss)	$—	$—	$0.2	$0.2
Revenues:
United States	$1,266.2	$429.5	$29.4	$1,725.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	290.3	119.3	—	409.6

Total revenues	$1,556.5	$548.8	$29.4	$2,134.7

At December 31, 2011
Identifiable assets:
United States	$2,215.3	$384.5	$602.7	$3,202.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	1,131.3	144.6	5.1	1,281.0

Total identifiable assets	$3,346.6	$529.1	$607.8	$4,483.5

Goodwill—net	$1,136.6	$18.7	$—	$1,155.3
Amortizable intangible assets—net	542.3	19.2	—	561.5

		Risk
Year Ended December 31, 2010	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$957.3	$—	$—	$957.3
Fees	274.9	460.1	—	735.0
Supplemental commissions	60.8	—	—	60.8
Contingent commissions	36.8	—	—	36.8
Investment income	4.9	2.0	—	6.9
Gains on books of business sales and other	5.9	—	—	5.9
Revenues from clean coal activities	—	—	65.6	65.6
Other - net loss	—	—	(4.1)	(4.1)

Total revenues	1,340.6	462.1	61.5	1,864.2

Compensation	817.1	288.0	12.4	1,117.5
Operating	223.6	109.1	21.9	354.6
Cost of revenues from clean coal activities	—	—	64.0	64.0
Interest	—	—	34.6	34.6
Depreciation	19.5	12.4	0.4	32.3
Amortization	59.8	1.0	—	60.8
Change in estimated acquisition earnout payables	(2.6)	—	—	(2.6)

Total expenses	1,117.4	410.5	133.3	1,661.2

Earnings (loss) from continuing operations before income taxes	223.2	51.6	(71.8)	203.0
Provision (benefit) for income taxes	87.7	20.3	(68.3)	39.7

Earnings (loss) from continuing operations	$135.5	$31.3	$(3.5)	$163.3

Net foreign exchange gain (loss)	$(0.9)	$0.1	$—	$(0.8)
Revenues:
United States	$1,169.6	$382.0	$61.9	$1,613.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	171.0	80.1	(0.4)	250.7

Total revenues	$1,340.6	$462.1	$61.5	$1,864.2

At December 31, 2010
Identifiable assets:
United States	$1,995.8	$388.6	$511.1	$2,895.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	564.9	132.7	2.9	700.5

Total identifiable assets	$2,560.7	$521.3	$514.0	$3,596.0

Goodwill – net	$866.6	$17.1	$—	$883.7
Amortizable intangible assets – net	461.9	21.6	—	483.5

		Risk
Year Ended December 31, 2009	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$912.9	$—	$—	$912.9
Fees	282.1	451.7	—	733.8
Supplemental commissions	37.4	—	—	37.4
Contingent commissions	27.6	—	—	27.6
Investment income	4.6	1.5	—	6.1
Gains on books of business sales and other	11.6	—	—	11.6
Revenues from clean coal activities	—	—	0.5	0.5
Other - net loss	—	—	(0.6)	(0.6)

Total revenues	1,276.2	453.2	(0.1)	1,729.3

Compensation	778.7	282.3	7.7	1,068.7
Operating	218.0	109.9	3.4	331.3
Interest	—	—	28.5	28.5
Depreciation	18.8	11.7	0.1	30.6
Amortization	54.3	0.7	—	55.0
Change in estimated acquisition earnout payables	4.1	—	—	4.1

Total expenses	1,073.9	404.6	39.7	1,518.2

Earnings (loss) from continuing operations before income taxes	202.3	48.6	(39.8)	211.1
Provision (benefit) for income taxes	78.6	17.9	(18.5)	78.0

Earnings (loss) from continuing operations	$123.7	$30.7	$(21.3)	$133.1

Net foreign exchange gain (loss)	$0.7	$0.2	$—	$0.9
Revenues:
United States	$1,148.9	$384.4	$(0.4)	$1,532.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	127.3	68.8	0.3	196.4

Total revenues	$1,276.2	$453.2	$(0.1)	$1,729.3

At December 31, 2009
Identifiable assets:
United States	$1,901.2	$293.0	$530.9	$2,725.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	436.3	86.8	2.1	525.2

Total identifiable assets	$2,337.5	$379.8	$533.0	$3,250.3

Goodwill – net	$732.6	$9.7	$—	$742.3
Amortizable intangible assets – net	436.3	2.1	—	438.4

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 14, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 14, 2012

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting our evaluation of the effectiveness of its internal control over financial reporting, we have excluded thirteen of the thirty-two acquired entities completed in 2011, which are included in our 2011 consolidated financial statements. Collectively, these acquired entities constituted approximately 17.2% of total assets as of December 31, 2011 and approximately 4.4% of total revenues and approximately (4.0)% of earnings (loss) from continuing operations for the year then ended.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 14, 2012

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr.	Douglas K. Howell
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of thirteen of the thirty-two acquired entities completed in 2011, which are included in the 2011 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 17.2% of total assets as of December 31, 2011 and approximately 4.4% of total revenues and approximately (4.0)% of earnings (loss) from continuing operations for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and 2010 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Arthur J. Gallagher & Co. and our report dated February 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 14, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2011, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2011. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2012 Proxy Statement will include the information required by this item under the headings “Proposal 1 – Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2012 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2012 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2012 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2012 Proxy Statement will include the information required by this item under the heading “Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2011.

(b)	Consolidated Balance Sheet as of December 31, 2011 and 2010.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2011.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2011.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II – Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008.

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008.

*10.15	Conformed copy of the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as of December 1, 2009).

21.0	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-9761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

4.1	Multicurrency Credit Agreement, dated as of July 15, 2010, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, Bank of America, N.A., Citibank N.A. and Barclays Bank PLC, as co-syndication agents, and JPMorgan Chase Bank N.A. and U.S. Bank National Association, as documentation agents (incorporated by reference to same exhibit number to our Form 8-K Current Report dated July 15, 2010, File No. 1-9761).

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2007, File No. 1-9761).

4.4	Note Purchase Agreement, dated as of November 30, 2009, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated November 30, 2009, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-9761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (amended and restated as of December 22, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

*10.30	Conformed copy of the Arthur J. Gallagher & Co. Employee Stock Purchase Plan, through Amendment No. 3 (effective as of January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497)

10.46

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

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2012.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of February, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/S/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*WILLIAM L. BAX	Director
William L. Bax

* FRANK E. ENGLISH, JR.	Director
Frank E. English, Jr.

*ILENE S. GORDON	Director
Ilene S. Gordon

*ELBERT O. HAND	Director
Elbert O. Hand

*DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. MC CURDY	Director
Kay W. Mc Curdy

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

* JAMES R. WIMMER	Director
James R. Wimmer

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2011
Allowance for doubtful accounts	$4.4	$0.5	$(0.1	)(1)	$4.8
Allowance for estimated policy cancellations	4.3	0.9	—		5.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	247.7	79.0	(5.4	)(2)	321.3

Year ended December 31, 2010
Allowance for doubtful accounts	$4.2	$0.5	$(0.3	)(1)	$4.4
Allowance for estimated policy cancellations	4.6	(0.3)	—		4.3
Accumulated amortization of expiration lists, noncompete agreements and trade names	186.5	60.8	0.4	(2)	247.7

Year ended December 31, 2009
Allowance for doubtful accounts	$7.3	$(0.1)	$(3.0	)(1)	$4.2
Allowance for estimated policy cancellations	5.5	(0.9)	—		4.6
Accumulated amortization of expiration lists, noncompete agreements and trade names	128.3	55.0	3.2	(2)	186.5

(1)	Bad debt write-offs net of recoveries.
(2)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Exhibit Index

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2010.

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2010.

10.15	Conformed copy of the Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan (as of December 1, 2009).

21.0	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.
#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.