Form 10-Q
period 2012-03-31
GALLAGHER ARTHUR J & CO
filed 2012-05-02
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2012 was 118,299,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended March 31,
	2012	2011
Commissions	$272.0	$225.7
Fees	215.6	189.0
Supplemental commissions	17.1	13.5
Contingent commissions	19.0	16.8
Investment income	2.2	1.9
Gains on books of business sales	0.7	1.1
Revenues from clean coal activities	20.1	(1.1)
Other net revenues	0.1	0.5

Total revenues	546.8	447.4

Compensation	344.4	295.1
Operating	108.3	94.0
Cost of revenues from clean coal activities	17.7	—
Interest	10.6	9.5
Depreciation	9.7	8.1
Amortization	21.1	16.4
Change in estimated acquisition earnout payables	2.5	0.8

Total expenses	514.3	423.9

Earnings before income taxes	32.5	23.5
Provision for income taxes	4.4	8.3

Net earnings	$28.1	$15.2

Basic net earnings per share	$0.24	$0.14
Diluted net earnings per share	0.24	0.14
Dividends declared per common share	0.34	0.33

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited-in millions)

	Three-month period ended March 31,
	2012	2011
Net earnings	$28.1	$15.2
Change in pension liability, net of taxes of $(0.8) million	(1.2)	0.3
Foreign currency translation	10.4	3.9
Change in fair value of derivative investments, net of taxes of $1.3 million	2.0	0.1

Comprehensive earnings	$39.3	$19.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2012	December 31, 2011
	(Unaudited)
Cash and cash equivalents	$301.8	$291.2
Restricted cash	677.8	692.5
Premiums and fees receivable	1,080.1	1,027.1
Other current assets	165.3	188.6

Total current assets	2,225.0	2,199.4
Fixed assets - net	95.7	91.3
Deferred income taxes	236.5	240.2
Other noncurrent assets	251.5	235.8
Goodwill - net	1,195.6	1,155.3
Amortizable intangible assets - net	598.4	561.5

Total assets	$4,602.7	$4,483.5

Premiums payable to insurance and reinsurance companies	$1,638.1	$1,621.9
Accrued compensation and other accrued liabilities	214.6	304.1
Unearned fees	73.6	69.7
Other current liabilities	25.9	67.9
Corporate related borrowings - current	92.0	10.0

Total current liabilities	2,044.2	2,073.6
Corporate related borrowings - noncurrent	675.0	675.0
Other noncurrent liabilities	526.9	491.3

Total liabilities	3,246.1	3,239.9

Stockholders’ equity:
Common stock - issued and outstanding 118.3 shares in 2012 and 114.7 shares in 2011	118.3	114.7
Capital in excess of par value	803.8	693.2
Retained earnings	470.5	482.9
Accumulated other comprehensive loss	(36.0)	(47.2)

Total stockholders’ equity	1,356.6	1,243.6

Total liabilities and stockholders’ equity	$4,602.7	$4,483.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$28.1	$15.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	—	0.1
Depreciation and amortization	30.8	24.5
Change in estimated acquisition earnout payables	2.5	0.8
Amortization of deferred compensation and restricted stock	1.7	1.6
Stock-based and other noncash compensation expense	1.0	0.8
Net change in restricted cash	16.9	20.9
Net change in premiums receivable	(42.4)	45.1
Net change in premiums payable	11.3	(53.4)
Net change in other current assets	27.1	13.6
Net change in accrued compensation and other accrued liabilities	(90.9)	(64.4)
Net change in fees receivable/unearned fees	(5.6)	0.4
Net change in income taxes payable	(1.7)	(4.2)
Net change in deferred income taxes	2.6	3.1
Net change in other noncurrent assets and liabilities	(29.0)	(12.5)

Net cash used by operating activities	(47.6)	(8.4)

Cash flows from investing activities:
Net additions to fixed assets	(13.4)	(8.3)
Cash paid for acquisitions, net of cash acquired	(16.0)	(19.1)
Net proceeds from sales of operations/books of business	4.7	1.1
Net proceeds of investment transactions	13.2	0.1

Net cash used by investing activities	(11.5)	(26.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	26.7	26.3
Tax impact from issuance of common stock	(0.2)	1.7
Repurchases of common stock	—	(0.3)
Dividends paid	(38.8)	(34.7)
Borrowings on line of credit facility	157.0	—
Repayments on line of credit facility	(75.0)	—
Borrowings of long-term debt	—	125.0

Net cash provided by financing activities	69.7	118.0

Net increase in cash and cash equivalents	10.6	83.4
Cash and cash equivalents at beginning of period	291.2	249.8

Cash and cash equivalents at end of period	$301.8	$333.2

Supplemental disclosures of cash flow information:
Interest paid	$16.4	$13.2
Income taxes paid	4.9	7.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2011	114.7	$114.7	$693.2	$482.9	$(47.2)	$1,243.6
Net earnings	—	—	—	28.1		28.1
Change in pension liability, net of taxes of $(0.8) million	—	—	—	—	(1.2)	(1.2)
Foreign currency translation	—	—	—	—	10.4	10.4
Change in fair value of derivative instruments, net of taxes of $1.3 million	—	—	—	—	2.0	2.0
Compensation expense related to stock option plan grants	—	—	1.0	—	—	1.0
Tax impact from issuance of common stock	—	—	(0.2)	—	—	(0.2)
Common stock issued in:
Thirteen purchase transactions	2.4	2.4	84.2	—	—	86.6
Stock option plans	1.1	1.1	24.1	—	—	25.2
Employee stock purchase plan	0.1	0.1	1.4	—	—	1.5
Deferred compensation and restricted stock	—	—	0.1	—	—	0.1
Common stock repurchases	—	—	—	—	—	—
Cash dividends declared on common stock	—	—	—	(40.5)	—	(40.5)

Balance at March 31, 2012	118.3	$118.3	$803.8	$470.5	$(36.0)	$1,356.6

See notes to consolidated financial statements.

Notes to March 31, 2012 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as tax-advantaged, clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 17 countries and offer client-service capabilities in more than 110 countries through a global network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2011 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to the amounts reported in the prior year’s unaudited consolidated financial statements in order to conform to the current year presentation.

In the preparation of our unaudited consolidated financial statements as of March 31, 2012, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to make the presentation of items within other comprehensive income (which we refer to as OCI) more prominent. The guidance requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements. Companies are no longer allowed to present items of OCI in the statement of stockholders’ equity. The effective date for public companies is fiscal years, and interim periods within those years, beginning after December 15, 2011. We were able to make the changes required by the guidance in the accompanying unaudited consolidated financial statements without incurring any costs or operational challenges because we had all of the necessary information, and previously presented it in the statement of stockholders’ equity and notes to our consolidated financial statements.

3. Business Combinations

During the three-month period ended March 31, 2012, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Riley & Associates, Inc. (RAI) January 1, 2012	64		$1.9	$0.7	$—	$0.3	$1.2	$4.1	$1.6
Detlefs & Company Benefit Resources, LLC February 1, 2012	52		1.7	0.6	—	0.1	—	2.4	1.4
First Premium Insurance Group, Inc. (FPI) February 1, 2012	599		19.9	0.4	—	1.0	2.8	24.1	7.0
Gary Johnson & Associates, Inc. February 1, 2012	55		1.8	0.7	—	0.1	0.3	2.9	1.4
ProSource Financial, LLC (PFL) February 1, 2012	207		7.3	6.7	—	0.5	1.3	15.8	9.5
BenefitLink Resource Group, Inc. (BRG) March 1, 2012	357		12.3	—	—	0.5	6.0	18.8	8.0
Human Resource Management Systems, LLC (HRM) March 1, 2012	143		5.0	1.7	—	0.1	1.8	8.6	5.3
Wischmeyer Financial, LP (WFL) March 1, 2012	142		4.9	1.6	—	0.1	1.4	8.0	5.5
Four other acquisitions completed in first quarter	47		1.5	2.7	—	0.2	0.7	5.1	1.3

	1,666		$56.3	$15.1	$—	$2.9	$15.5	$89.8	$41.0

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. During the three-month periods ended March 31, 2012 and 2011, we recognized $2.4 million and $2.0 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. In addition, during the three-month periods ended March 31, 2012 and 2011, we recognized $0.1 million of expense and $1.2 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for six and three acquisitions, respectively. The aggregate amount of maximum potential earnout obligations related to acquisitions made in 2009 and subsequent years was $340.6 million, of which $123.0 million was recorded in our consolidated balance sheet as of March 31, 2012 based on the estimated fair value of the expected future payments to be made.

For acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations were not fixed and determinable as of the acquisition date. We will generally record future payments made related to the 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount recorded in the consolidated balance sheet as of March 31, 2012 related to earnout payables for acquisitions we made prior to January 1, 2009 was $0.6 million. There were no unrecorded earnout payables outstanding at March 31, 2012 related to acquisitions we made prior to January 1, 2009.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2012 (in millions):

	RAI	FPI	PFL	BRG	HRM	WFL	Six Other Acquisitions	Total
Cash	$0.3	$0.2	$0.1	$1.7	$—	$—	$0.1	$2.4
Other current assets	0.1	5.5	—	—	0.1	0.1	0.1	5.9
Fixed assets	—	0.5	—	0.1	—	0.1	—	0.7
Noncurrent assets	—	—	0.1	—	—	—	—	0.1
Goodwill	2.3	13.9	3.9	8.4	2.6	1.9	2.6	35.6
Expiration lists	2.0	14.1	11.6	10.1	5.8	5.8	7.6	57.0
Non-compete agreements	0.1	0.3	0.2	0.1	0.1	0.1	0.1	1.0

Total assets acquired	4.8	34.5	15.9	20.4	8.6	8.0	10.5	102.7

Current liabilities	0.7	4.8	0.1	1.6	—	—	0.1	7.3
Noncurrent liabilities	—	5.6	—	—	—	—	—	5.6

Total liabilities assumed	0.7	10.4	0.1	1.6	—	—	0.1	12.9

Total net assets acquired	$4.1	$24.1	$15.8	$18.8	$8.6	$8.0	$10.4	$89.8

These acquisitions are expected to allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $35.6 million, $57.0 million and $1.0 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. We estimate fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for trade names, three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in the three-month periods ended March 31, 2012 and 2011.

Of the $57.0 million of expiration lists and $1.0 million of non-compete agreements related to the 2012 acquisitions, $14.6 million and $0.3 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $5.5 million and a corresponding amount of goodwill in 2012 related to the nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2012, we issued 425,000 shares of our common stock, paid $2.8 million in cash and accrued $0.6 million in liabilities related to earnout obligations of three acquisitions made prior to 2009. During the three-month period ended March 31, 2011, we issued 48,000 shares of our common stock, paid $1.7 million in cash and accrued $12.6 million in liabilities related to earnout obligations of nine acquisitions made prior to 2009 and recorded additional goodwill of $11.8 million.

Our consolidated financial statements for the three-month period ended March 31, 2012 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2011 (in millions, except per share data):

	Three-month period ended March 31,
	2012	2011
Total revenues	$550.1	$455.2
Net earnings	28.6	16.3
Basic net earnings per share	0.24	0.15
Diluted net earnings per share	0.24	0.15

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2011, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the three-month period ended March 31, 2012 totaled approximately $30.6 million. For the three-month period ended March 31, 2012, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to the 2012 acquisitions in the aggregate were $3.9 million and $0.2 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at March 31, 2012 and December 31, 2011 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2012
United States	$977.7	$18.5	$—	$996.2
Foreign, principally Australia, Canada and the U.K.	197.2	2.2	—	199.4

Total goodwill - net	$1,174.9	$20.7	$—	$1,195.6

At December 31, 2011
United States	$951.0	$18.5	$—	$969.5
Foreign, principally Australia, Canada and the U.K.	185.6	0.2	—	185.8

Total goodwill - net	$1,136.6	$18.7	$—	$1,155.3

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2012 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2011	$1,136.6	$18.7	$—	$1,155.3
Goodwill acquired during the period	35.6	—	—	35.6
Goodwill adjustments due to appraisals and other acquisition adjustments	(0.5)	—	—	(0.5)
Goodwill related to transfers of operations between segments	(2.0)	2.0	—	—
Foreign currency translation adjustments during the period	5.2	—	—	5.2

Balance as of March 31, 2012	$1,174.9	$20.7	$—	$1,195.6

Major classes of amortizable intangible assets at March 31, 2012 and December 31, 2011 consist of the following (in millions):

	March 31, 2012	December 31, 2011
Expiration lists	$895.2	$837.5
Accumulated amortization - expiration lists	(317.4)	(296.7)

	577.8	540.8

Non-compete agreements	26.7	26.3
Accumulated amortization - non-compete agreements	(21.8)	(21.3)

	4.9	5.0

Trade name	19.6	19.0
Accumulated amortization - trade name	(3.9)	(3.3)

	15.7	15.7

Net amortizable assets	$598.4	$561.5

Estimated aggregate amortization expense for each of the next five years is as follows:

2012 (remaining nine months)		$64.4
2013		84.5
2014		81.7
2015		77.1
2016		72.2

Total		$379.9

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2012. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of March 31, 2012. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2012, $15.9 million of letters of credit (for which we had $8.4 million of liabilities recorded at March 31, 2012) were outstanding under the Credit Agreement. There were $92.0 million of borrowings outstanding under the Credit Agreement at March 31, 2012. Accordingly, as of March 31, 2012, $392.1 million remained available for potential borrowings under the Credit Agreement, of which $59.1 million may be in the form of additional letters of credit.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of March 31, 2012.

The following is a summary of our corporate debt (in millions):

	March 31, 2012	December 31, 2011
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0

Total Note Purchase Agreements	675.0	675.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	92.0	10.0

	$767.0	$685.0

The fair value of the $675.0 million in debt under the note purchase agreements at March 31, 2012 was $771.4 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

As of March 31, 2012, we had $92.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2012, and the resulting fair value would not be materially different from their carrying value.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2012	2011
Net earnings	$28.1	$15.2

Weighted average number of common shares outstanding	116.4	109.3
Dilutive effect of stock options using the treasury stock method	1.4	1.0

Weighted average number of common and common equivalent shares outstanding	117.8	110.3

Basic net earnings per share:	$0.24	$0.14

Diluted net earnings per share:	$0.24	$0.14

Options to purchase 1.2 million and 1.3 million shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

7. Stock Option Plans

Long-Term Incentive Plan

On May 10, 2011, our stockholders approved the Arthur J. Gallagher 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (which we refer to as the 2009 LTIP). The LTIP term began May 10, 2011 and it terminates on the date of the annual meeting of stockholders that occurs during the year of the seventh anniversary of its effective date, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. A stock appreciation right entitles the holder to receive, upon exercise and subject to withholding taxes, cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of awards.

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

On March 16, 2012, the compensation committee granted 1,355,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. On March 8, 2011, the compensation committee granted 851,000 options under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on each anniversary date of the grant. The 2012 and 2011 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the plan documents.

During the three-month periods ended March 31, 2012 and 2011, we recognized $1.0 million and $0.8 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ expected lives. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011
Expected dividend yield	4.0%	4.5%
Expected risk-free interest rate	1.2%	2.7%
Volatility	26.7%	26.8%
Expected life (in years)	5.0	6.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2012 and 2011, as determined on the grant date using the Black-Scholes option pricing model, was $5.44 and $5.25, respectively.

The following is a summary of our stock option activity and related information for 2012 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2012
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	10.6	$27.20
Granted	1.3	35.71
Exercised	(1.0)	25.78
Forfeited or canceled	—	—

Ending balance	10.9	$28.37	3.78	$80.6

Exercisable at end of period	6.9	$27.20	2.89	$58.7

Ending vested and expected to vest	10.8	$28.33	3.75	$80.3

Options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP - see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2012.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2012 and 2011 amounted to $8.5 million and $4.4 million, respectively. As of March 31, 2012, we had approximately $23.6 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2012 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.79 - $ 24.90	3.0	2.92	$24.02	2.2	$23.97
24.99 - 27.25	2.6	3.56	26.93	1.9	26.92
27.35 - 29.42	2.4	3.09	29.10	1.9	29.12
29.45 - 35.71	2.8	5.57	33.39	0.8	31.53
35.86 - 35.86	0.1	0.12	35.86	0.1	35.86

$ 5.79 - $ 35.86	10.9	3.78	$28.37	6.9	$27.20

8. Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 or after their actual retirement. Under the provisions of the plan, we typically contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All distributions of stock contributions from the plan, except for accumulated non-invested dividends, are made in the form of our common stock and all distributions of cash contributions are distributed in cash.

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2012 and 2011, we charged $0.3 million to compensation expense related to this plan. At March 31, 2012 and December 31, 2011, we recorded $6.5 million (related to 629,000 shares) and $6.8 million (related to 629,000 shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at March 31, 2012 and December 31, 2011 was $22.5 million and $21.0 million, respectively.

In first quarter 2012 and 2011, the compensation committee approved $7.3 million and $6.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2012 and first quarter 2011, respectively. The fair value of the funded cash award assets at March 31, 2012 and December 31, 2011 was $38.4 million and $28.6 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended March 31, 2012 and 2011, we charged $0.9 million and $0.8 million, respectively, to compensation expense related to these awards. During the three-month periods ended March 31, 2012 and 2011, cash and equity awards with an aggregate fair value of $0.7 million and $0.5 million were vested and distributed to employees under this plan.

9. Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 7 to these unaudited consolidated financial statements, on May 10, 2011, our stockholders approved the LTIP, which replaced our previous stockholder approved 2009 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At March 31, 2012, 0.9 million shares were available for grant under the LTIP for such awards.

In first quarter 2012 and 2011, we granted 332,000 and 200,000 shares, respectively, of our common stock to employees under the LTIP and 2009 LTIP, respectively, with an aggregate fair value of $11.9 million and $6.2 million, respectively, at the date of grant.

The 2012 and 2011 restricted stock awards (consisting of restricted stock units) vest as follows: 332,000 shares granted in first quarter 2012 and 200,000 shares granted in first quarter 2011, vest in full based on continued employment through March 16, 2016 and March 8, 2015, respectively.

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2012 and 2011, we charged $1.4 million and $1.3 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2012. At March 31, 2012 and December 31, 2011, we recorded $1.1 million (related to 87,000 shares) and $1.3 million (related to 89,000 shares), respectively, of unearned restricted stock outstanding as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at March 31, 2012 and 2011 was $34.9 million and $30.4 million, respectively. During the three-month periods ended March 31, 2012 and 2011, equity awards (including accrued dividends) with an aggregate fair value of $6.3 million and $2.5 million were vested and distributed to employees under this plan.

Cash Awards

On March 16, 2012, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $13.1 million in the aggregate to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2012 provisional award will fully vest based on continuous employment through January 1, 2015. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2014, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2015. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2012 related to the 2012 provisional award under the Program.

On March 8, 2011, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that were denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2012 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that will fully vest on January 1, 2014. During the three-month period ended March 31, 2012, we charged $1.9 million to compensation expense related to these awards.

On March 2, 2010, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $17.0 million in the aggregate to our officers and key employees that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms discussed above for the 2012 provisional award. However, based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2012 or 2011 related to this provisional award.

During the three-month period ended March 31, 2012, cash awards related to the 2009 provisional award with an aggregate fair value of $26.5 million (1.1 million units in the aggregate) were vested and distributed to employees under the Program. No cash awards were vested or distributed during the three-month period ended March 31, 2011 related to the 2008 provisional award because, based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2012	2011
Service cost	$0.1	$0.1
Interest cost on benefit obligation	3.0	3.0
Expected return on plan assets	(3.8)	(3.7)
Amortization of net actuarial loss	1.9	0.4

Net periodic benefit (income) cost	$1.2	$(0.2)

We are not required under the Internal Revenue Code (which we refer to as IRC) to make any minimum contributions to the plan for the 2012 plan year. We were required under the IRC to make a minimum contribution of $0.3 million to the plan for the 2011 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the three-month periods ended March 31, 2012 and 2011, we made discretionary contributions of $1.8 million to the plan. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods.

11. Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	March 31, 2012		December 31, 2011
	Assets	Funding Commitments
			Assets
Chem-Mod LLC	$4.1	$—	$2.9
Clean-coal investments
Non-controlling interest in twelve 2009 Era Clean Coal Plants	8.6	—	8.9
Controlling interest in two 2009 Era Clean Coal Plants	1.5	—	1.5
Non-controlling interest in five 2011 Era Clean Coal Plants	10.4	—	—
Controlling interest in ten 2011 Era Clean Coal Plants	9.5	—	33.4
Notes receivable and interest from co-investor related to the sales of three 2009 Era Plants	8.1	—	8.0
Other investments	2.0	1.5	2.0

Total investments	$44.2	$1.5	$56.7

Chem-Mod LLC - At March 31, 2012, we held a 42% controlling interest in Chem-Mod LLC, which has the rights to market The Chem-Mod™ Solution in the U.S. and Canada. Chem-Mod, a multi-pollutant reduction venture, possesses rights, information and technologies for the reduction of unwanted emissions created during the combustion of coal. Chem-Mod has developed and is the exclusive licensee of proprietary emissions technologies it refers to as The Chem-Mod™ Solution, which uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants.

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

Chem-Mod has been determined to be a variable interest entity (which we refer to as a VIE). We are the manager of Chem-Mod and consolidate its operations into our consolidated financial statements. At March 31, 2012, total assets and total liabilities of this investment that were included in our consolidated balance sheet were each less than $5.0 million. We are under no obligation to fund Chem-Mod’s operations in the future and Chem-Mod has no debt that is recourse to us.

Chem-Mod International LLC - At March 31, 2012, we held a non-controlling 20% interest in Chem-Mod International LLC, which has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At March 31, 2012, we held an 8% interest in C-Quest’s global operations. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean Coal Investments -

Twelve 2009 Era Clean Coal Production Plants - At March 31, 2012, we held non-controlling, minority interests in five limited liability companies that own twelve commercial clean coal production plants that were placed in service in 2009. We believe the production and sale of refined coal at these plants and the reduction of harmful emissions qualifies for IRC Section 45 tax credits through 2019. The membership agreements for each of these operations require the unanimous consent of the owners for every action that would denote control. Because we do not control the operations of these entities, we account for the investments using equity method accounting. These 2009 Era Plants are producing and selling refined coal using Chem-Mod’s technologies. These limited liability companies are considered to be VIEs. At March 31, 2012, total assets and total liabilities of these five limited liability companies were approximately $92.1 million and $63.3 million, respectively. For the three-month period ended March 31, 2012, total revenues and expenses were $176.6 million and $187.2 million, respectively. Each investor funds their portion of the obligations of the limited liability companies proportionate to their investment ownership percentage. There are no additional debts or other obligations that we are committed to fund related to these investments.

Two 2009 Era Clean Coal Production Plants - At March 31, 2012, we held a controlling, majority interest in a limited liability company that owns two commercial clean coal production plants that were placed in service in 2009. This limited liability company is considered to be a VIE and its operations are consolidated into our consolidated financial statements. While these plants are currently not operating, they have produced and sold refined coal using Chem-Mod’s technologies. We believe the production and sale of refined coal and the reduction of harmful emissions at these plants qualifies for IRC Section 45 tax credits through 2019.

Fifteen 2011 Era Clean Coal Production Plants - We built and placed into service fifteen commercial clean coal production plants prior to December 31, 2011 and their operations were consolidated into our consolidated financial statements for 2011. These plants have produced and sold refined coal using Chem-Mod’s technologies. We believe the production and sale of refined coal at these 2011 Era Plants and the reduction of harmful emissions qualifies for IRC Section 45 tax credits through 2021. Ultimately, we plan to sell majority ownership interests in all fifteen plants to co-investors and relinquish control of the plants under structures similar to the 2009 Era plants, thereby becoming a non-controlling, minority investor. The total original construction cost was $33.4 million.

•

Effective January 1, 2012, we sold ownership interests in six limited liability companies that own five of the fifteen 2011 Era Plants, for a total of $12.9 million and became a non-controlling, minority investor. There was no gain or loss recognized in 2012 on these sales of ownership interests. These 2011 Era Plants are producing and selling refined coal using Chem-Mod’s technologies. The membership agreements for all but one of these operations require the unanimous consent of the owners for every action that would denote control. In all cases, no one member by itself can make major decisions that would denote control. Because we do not control the operations of these entities, we deconsolidated their operations and account for the investments using equity method accounting for 2012. These limited liability companies are considered to be VIEs. At March 31, 2012, total assets and total liabilities of these six limited liability companies were approximately $53.2 million and $25.2 million, respectively. For the three-month period ended March 31, 2012, total revenues and expenses were $60.6 million and $73.6 million, respectively. Each investor funds their portion of the obligations of the limited liability companies proportionate to their investment ownership percentage. There are no additional debts or other obligations that we are committed to fund related to these investments.

•

We have a non-binding agreement in principle with a utility and co-investors for one of the 2011 Era Plants. This plant is not expected to resume production of refined coal until after signing the agreements with the utility and completion of moving the IRC Section 45 plant to the site. The sale to the co-investors is anticipated to occur after the plant resumes production. At March 31, 2012, our carrying value of this investment was $0.9 million. Until the sale to the co-investors is complete, we will consolidate its operations into our consolidated financial statements. We anticipate becoming a non-controlling, minority investor upon completion of the sale transaction.

•

We are currently seeking co-investors and long-term utility customers for the other nine 2011 Era Plants. After co-investors’ investments, we intend to hold non-controlling, minority investment positions in these investments. At March 31, 2012, our net carrying value of these investments was $8.6 million. These plants are currently not operating.

Notes Receivable and Interest From a Co-investor - As of March 31, 2012, we have a promissory note from a co-investor as part of the consideration for the sale of ownership interests in three of the 2009 Era Plants in March 2010. The face amount of the note was $8.4 million and the note bears interest at 4.7% per annum and is due in installments through February 15, 2020.

Other Investments - At March 31, 2012, we owned a non-controlling, minority interest in three venture capital funds totaling $1.5 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. Of these eighteen investments, fourteen have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At March 31, 2012, total assets and total debt of these fourteen investments were approximately $62.0 million and $19.0 million, respectively. Our maximum exposure to a potential loss related to these investments was zero at March 31, 2012, which equaled the net aggregate carrying value of our investments in these investments.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, excluding interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at March 31, 2012 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Note purchase agreements	$—	$—	$100.0	$—	$50.0	$525.0	$675.0
Credit Agreement	92.0	—	—	—	—	—	92.0

Total debt obligations	92.0	—	100.0	—	50.0	525.0	767.0
Operating lease obligations	54.6	56.8	41.1	34.1	24.6	44.3	255.5
Less sublease arrangements	(3.3)	(2.0)	(1.6)	(0.6)	—	—	(7.5)
Outstanding purchase obligations	8.7	5.9	4.3	1.1	1.0	0.2	21.2

Total contractual obligations	$152.0	$60.7	$143.8	$34.6	$75.6	$569.5	$1,036.2

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements and Credit Agreement - See Note 5 to these unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding as of March 31, 2012. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of March 31, 2012 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2012	2013	2014	2015	2016	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Funding commitments	—	—	—	—	—	1.5	1.5

Total commitments	$—	$—	$—	$—	$—	$17.4	$17.4

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 11 to these unaudited consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of our letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 200 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2009 to 2012 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-to-three-year period subsequent to the acquisition date. The aggregate amount of maximum potential earnout obligations related to these acquisitions was $340.6 million, of which $123.0 million was recorded in our consolidated balance sheet as of March 31, 2012 based on the estimated fair value of the expected future payments to be made. For acquisitions made prior to January 1, 2009, we did not include potential earnout obligations in the recorded purchase price for each applicable acquisition at its respective acquisition date because such obligations are not fixed and determinable as of the acquisition date. We will generally record future payments made related to the 2008 and prior acquisitions, if any, as additional goodwill when the earnouts are settled. The aggregate amount recorded in the consolidated balance sheet as of March 31, 2012 related to earnout payables for acquisitions we made prior to January 1, 2009 was $0.6 million. There were no unrecorded earnout payables outstanding at March 31, 2012 related to acquisitions we made prior to January 1, 2009.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2012 or December 31, 2011 that was recourse to us.

At March 31, 2012, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.4 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2012, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2012 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.5 million and below the upper end of the actuarial range by $4.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At March 31, 2012, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At March 31, 2012, we had exposure on $129.2 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our March 31, 2012 consolidated balance sheet related to these indemnifications.

13. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss consist of the following:

	Pension Liability	Foreign Currency Translation	Changes in Fair Value of Derivative Investments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2011	$(49.0)	$4.4	$(2.6)	$(47.2)
Net change in period	(1.2)	10.4	2.0	11.2

Balance as of March 31, 2012	$(50.2)	$14.8	$(0.6)	$(36.0)

The foreign currency translation during the three-month period ended March 31, 2012 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

14. Segment Information

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

Financial information relating to our segments for 2012 and 2011 is as follows (in millions):

	Three-month period ended March 31,
	2012	2011
Brokerage
Total revenues	$385.3	$317.4

Earnings before income taxes	$29.5	$29.1

Identifiable assets at March 31, 2012 and 2011	$3,445.5	$2,630.5

Risk Management
Total revenues	$141.3	$130.6

Earnings before income taxes	$19.1	$11.3

Identifiable assets at March 31, 2012 and 2011	$533.1	$523.6

Corporate
Total revenues	$20.2	$(0.6)

Loss before income taxes	$(16.1)	$(16.9)

Identifiable assets at March 31, 2012 and 2011	$624.1	$537.0

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2012, and the related consolidated statements of earnings and comprehensive earnings for the three-month periods ended March 31, 2012 and 2011, the consolidated statement of cash flows for the three-month periods ended March 31, 2012 and 2011, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 14, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

May 2, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2012. You should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2011.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see “Information Regarding Forward-Looking Statements” below for a discussion of risks and uncertainties related to these statements.

Information Regarding Non-GAAP Measures and Other

In this discussion and analysis, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted), organic change in commission, fee and supplemental commission revenues, adjusted revenues, expenses and net earnings, adjusted compensation expense ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentation of our 2012 and 2011 statements of earnings, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics of the company that will assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the effective tax rate for each respective period.

•

Adjusted revenues, expenses and net earnings - We define these measures as revenues, expenses (including compensation and operating expense) and net earnings, respectively, each adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, litigation settlements and adjustments to the change in estimated acquisition earnout payables, as applicable. Acquisition related integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired business with our IT related systems.

•	Adjusted ratios - Compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted) provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted) are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	EBITDAC - We define this measure as net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related costs, litigation settlements and the period-over-period impact of foreign currency translation.

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

Organic Revenues - Organic change in commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, expenses and net earnings, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted) and organic change in commission, fee and supplemental commission revenues.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the Internal Revenue Code Section 45 (which we refer to as IRC Section 45) credits generated in 2012, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expires on December 31, 2019 and 2021 for different portions of our related investments. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and First Quarter 2012 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2012, we expect to continue to expand our international operations through both acquisitions and organic growth. We generate approximately 81% of our revenues domestically, with the remaining 19% derived in Australia, Bermuda, Canada, New Zealand and the U.K. (based on first quarter 2012 reported revenues). We expect this international revenue trend to continue in 2012. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 70%, 26% and 4%, respectively, to revenues during the three-month period ended March 31, 2012. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in the last five quarterly periods in both the brokerage and risk management segments. Based on our customer base, we are seeing further evidence of market firming and our customers’ businesses are showing growth. The first quarter 2012 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey will not be issued until mid-May. The fourth quarter 2011 report indicated that rates were up, on average, 2.8% across all sized accounts, with medium accounts leading the way with an average 3.5% increase. The fourth quarter 2011 report did not reveal any significant new emerging trends, but did note that rates appeared to be moving towards positive territory. The fourth quarter 2011 report also indicated that there is some upward rate pressure on workers’ compensation and property lines of business. We anticipate that the first quarter 2012 report will show the same improving trend. Although competition is still stiff in the marketplace, property/casualty insurance carriers appear to be tightening their underwriting standards, particularly on accounts with poor loss experience. However, the demand for insurance continues to be restrained due to the sluggish economic recovery, which could offset the impact of the favorable pricing trend. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Despite these headwinds, our operating results improved in first quarter 2012 compared to the same period in 2011 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 21% and 22%, respectively, organic commission, fee and supplemental commission revenues were up 3.5%, net earnings were unchanged and adjusted EBITDAC was up 27%. In addition, we completed twelve acquisitions totaling $30.6 million of annualized revenues in first quarter 2012.

•	In our risk management segment, total revenues and adjusted total revenues were both up 8%, organic fees were up 7.0%, net earnings were up 70% and adjusted EBITDAC was up 15%.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 18%, respectively, organic growth in commissions, fees and supplemental commissions was 4.6%, net earnings were up 20% and adjusted EBITDAC was up 23%.

In our corporate segment, our clean energy investments contributed $7.2 million to net earnings during the quarter.

Results of Operations

Brokerage

The brokerage segment accounted for 70% of our revenue during the three-month period ended March 31, 2012. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

The following table provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure. Management believes this information is helpful when comparing brokerage segment results for the three-month period ended March 31, 2012 to the same period in 2011 (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31, 2012			Three-month period ended March 31, 2011
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Commissions	$272.0	$—	$272.0	$225.7	$—	$225.7
Fees	75.1	—	75.1	59.1	—	59.1
Supplemental commissions	17.1	—	17.1	13.5	—	13.5
Contingent commissions	19.0	—	19.0	16.8	—	16.8
Investment income and gains realized on books of business sales	2.1	(0.7)	1.4	2.3	(1.1)	1.2

Total revenues	385.3	(0.7)	384.6	317.4	(1.1)	316.3

Compensation	257.1	(5.6)	251.5	210.0	(1.5)	208.5
Operating	70.0	(1.2)	68.8	57.0	—	57.0
Depreciation	5.7	—	5.7	4.7	—	4.7
Amortization	20.5	—	20.5	15.8	—	15.8
Change in estimated acquisition earnout payables	2.5	(0.1)	2.4	0.8	1.2	2.0

Total expenses	355.8	(6.9)	348.9	288.3	(0.3)	288.0

Earnings before income taxes	29.5	6.2	35.7	29.1	(0.8)	28.3
Provision for income taxes	11.8	2.5	14.3	11.4	(0.3)	11.1

Net earnings	$17.7	$3.7	$21.4	$17.7	$(0.5)	$17.2

Diluted net earnings per share	$0.15	$0.03	$0.18	$0.16	$—	$0.16

Other Information
Change in diluted net earnings per share	(6%)		13%	(30%)		14%
Growth in revenues	21%		22%	4%		10%
Organic change in commissions and fees	3%		3%	2%		2%
Compensation expense ratio	67%		65%	66%		66%
Operating expense ratio	18%		18%	18%		18%
Effective income tax rate	40%		40%	39%		39%
Workforce at end of period (includes acquisitions)	7,987		7,987	6,324		6,324
Identifiable assets at March 31	$3,445.5		$3,445.5	$2,630.5		$2,630.5

EBITDAC
Net earnings	$17.7	$3.7	$21.4	$17.7	$(0.5)	$17.2
Provision for income taxes	11.8	2.5	14.3	11.4	(0.3)	11.1
Depreciation	5.7	—	5.7	4.7	—	4.7
Amortization	20.5	—	20.5	15.8	—	15.8
Change in estimated acquisition earnout payables	2.5	(0.1)	2.4	0.8	1.2	2.0

EBITDAC	$58.2	$6.1	$64.3	$50.4	$0.4	$50.8

EBITDAC margin	15%		17%	16%		16%
EBITDAC growth	15%		27%	(15%)		14%

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

The following provides non-GAAP information that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our first quarter 2012 results. We expect that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations (in millions):

Reported in Q1 12
Total revenues	$32.7
Compensation	(21.1)
Compensation - integration costs	(2.8)
Operating	(7.5)
Operating - integration costs	(1.2)

EBITDAC	$0.1

Adjusted EBITDAC (excludes integration costs)	$4.1

Adjusted EBITDAC margin (excludes integration costs)	12.5%

Amortization	$1.6

As expected, until the integration process is completed in 2013, the Heath Lambert operations will reduce the overall Brokerage Segment adjusted EBITDAC margins. Heath Lambert’s current operating structure tends to produce lower compensation expense ratios and higher operating expense ratios in comparison to our other non-Heath Lambert related brokerage operations.

Our adjusted EBITDAC margin excluding Heath Lambert was 17.1% for the three-month period ended March 31, 2012. Our adjusted EBITDAC margin was 16.1% for the three-month period ended March 31, 2011.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2012 compared to the same period in 2011, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2012 ($56.0 million). Commissions and fees in the three-month period ended March 31, 2012 included new business production of $36.0 million, which was partially offset by renewal rate decreases and lost business of $29.7 million. Commissions increased 21% and fees increased 27% in the three-month period ended March 31, 2012 compared to the same period in 2011. Organic growth in commissions and fee revenues for the three-month period ended March 31, 2012 was 3% compared to 2% for the same period in 2011, principally due to net new business production and premium rate increases.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2012 and 2011 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue
For the Three-Month Periods Ended March 31	2012	2011	2011	2010
Commissions and Fees
Commission revenues as reported	$272.0	$225.7	$225.7	$204.2
Fee revenues as reported	75.1	59.1	59.1	54.9
Less commission and fee revenues from acquisitions	(56.0)	—	(20.7)	—
Less disposed of operations	—	(2.7)	—	—
Levelized foreign currency translation	—	(0.1)	—	0.8

Organic commission and fee revenues	$291.1	$282.0	$264.1	$259.9

Organic change in commission and fee revenues	3.2%		1.6%

Supplemental Commissions
Supplemental commissions as reported	$17.1	$13.5	$13.5	$27.9
Less supplemental commissions from acquisitions	(2.7)	—	(0.6)	—
Less disposed of operations	—	(0.3)	—	—
Net supplemental commission timing	—	—	—	(14.7)

Organic supplemental commissions	$14.4	$13.2	$12.9	$13.2

Organic change in supplemental commissions	9.1%		-2.3%

Contingent Commissions
Contingent commissions as reported	$19.0	$16.8	$16.8	$15.5
Less contingent commissions from acquisitions	(2.4)	—	(1.9)	—

Organic contingent commissions	$16.6	$16.8	$14.9	$15.5

Organic change in contingent commissions	-1.2%		-3.9%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2012, 2011 and 2010 by quarter are shown in the table below. As previously disclosed, many insurance carriers now provide sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2012, 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. We anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

An analysis of supplemental and contingent commission revenues recognized in 2012, 2011 and 2010 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2012
Reported supplemental commissions	$17.1				$17.1
Reported contingent commissions	19.0				19.0

Reported supplemental and contingent commissions	$36.1				$36.1

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $0.7 million and $1.1 million, respectively, for the three-month periods ended March 31, 2012 and 2011. Investment income in the three-month period ended March 31, 2012 remained relatively unchanged compared to the same period in 2011.

Compensation expense - The increase in compensation expense for the three-month period ended March 31, 2012 compared to the same period in 2011 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($37.9 million in the aggregate), increases in employee benefits ($7.5 million), severance related costs ($1.3 million), temporary staffing ($0.2 million) and stock compensation expense ($0.2 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2012.

Operating expenses - The increase in operating expenses for the three-month period ended March 31, 2012 compared to the same period in 2011 was primarily due to increases in professional fees ($4.8 million), office expense ($3.0 million), sales development expense ($1.9 million), net rent and utilities ($1.6 million), licenses and fees ($1.4 million), other expense ($1.3 million), bad debt expense ($0.5 million) and travel and entertainment expense ($0.4 million) slightly offset by favorable foreign currency translation ($0.1 million) and a decrease in business insurance ($1.5 million). Also contributing to the increase in operating expenses in the three-month period ended March 31, 2012 were increased expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2012.

Depreciation - Depreciation expense in the three-month period ended March 31, 2012 increased slightly compared to the same period in 2011 due to expenses associated with acquisitions completed in the twelve-month period ended March 31, 2012.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2012 compared to the same period in 2011 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names). No indicators of impairment were noted in the three-month period ended March 31, 2012 and 2011.

Change in estimated acquisition earnout payables - The increase in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2012 compared to the same period in 2011, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2012 and 2011, we recognized $2.4 million and $2.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. During the three-month periods ended March 31, 2012 and 2011, we recognized $0.1 million of expense and $1.2 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for six and three acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2009 to 2012 acquisitions are measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2012 and 2011 were 40.0% and 39.2%, respectively. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 26% of our revenue during the three-month period ended March 31, 2012. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

The following table provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure. Management believes this information is helpful when comparing risk management segment results for the three-month period ended March 31, 2012 to the same period in 2011 (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31, 2012			Three-month period ended March 31, 2011
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Fees	$140.5	$—	$140.5	$129.9	$—	$129.9
Investment income	0.8	—	0.8	0.7	—	0.7

Total revenues	141.3	—	141.3	130.6	—	130.6

Compensation	85.4	—	85.4	82.7	(4.0)	78.7
Operating	32.3	—	32.3	32.7	(1.3)	31.4
Depreciation	3.9	—	3.9	3.3	—	3.3
Amortization	0.6	—	0.6	0.6	—	0.6

Total expenses	122.2	—	122.2	119.3	(5.3)	114.0

Earnings before income taxes	19.1	—	19.1	11.3	5.3	16.6
Provision for income taxes	7.4	—	7.4	4.4	2.1	6.5

Net earnings	$11.7	$—	$11.7	$6.9	$3.2	$10.1

Diluted net earnings per share	$0.10	$—	$0.10	$0.06	$0.03	$0.09

Other information
Change in diluted net earnings per share	67%		11%	(33%)		0%
Growth in revenues	8%		8%	18%		18%
Organic change in fees	7%		7%	6%		6%
Compensation expense ratio	60%		60%	63%		60%
Operating expense ratio	23%		23%	25%		24%
Effective income tax rate	39%		39%	39%		39%
Workforce at end of period (includes acquisitions)	4,256		4,256	4,281		4,281
Identifiable assets at March 31	$533.1		$533.1	$523.6		$523.6

EBITDAC
Net earnings	$11.7	$—	$11.7	$6.9	$3.2	$10.1
Provision for income taxes	7.4	—	7.4	4.4	2.1	6.5
Depreciation	3.9	—	3.9	3.3	—	3.3
Amortization	0.6	—	0.6	0.6	—	0.6

EBITDAC	$23.6	$—	$23.6	$15.2	$5.3	$20.5

EBITDAC margin	17%		17%	12%		16%
EBITDAC growth (decline)	55%		15%	(18%)		10%

Fees - The increase in fees for the three-month period ended March 31, 2012 compared to the same period in 2011 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $16.5 million), which were partially offset by lost business of $5.9 million. Organic growth in fee revenues for the three-month period ended March 31, 2012 was 7% compared to 6% for the same period in 2011.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2012 and 2011 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue
	2012	2011	2011	2010
Domestic and international fees	$132.4	$123.6	$123.6	$106.9
International performance bonus fees	4.3	3.0	3.0	3.2
Adjusting fees related to international natural disasters	3.8	3.3	3.3	—

Fees as reported	140.5	129.9	129.9	110.1
Less fees from acquisitions	(0.7)	—	(11.5)	—
Levelized foreign currency translation	—	0.7	—	1.8

Organic fees	$139.8	$130.6	$118.4	$111.9

Organic change in fees	7.0%		5.8%

Organic change in domestic and international fees only	6.0%		3.1%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2012 remained relatively unchanged compared to the same period in 2011.

Compensation expense - The increase in compensation expense for the three-month period ended March 31, 2012 compared to the same period in 2011 was primarily due to unfavorable foreign currency translation ($0.5 million), increased headcount and salaries ($5.9 million) and employee benefits expense ($1.2 million) offset by decreases in GAB Robins integration costs ($3.1 million), severance expense ($0.9 million) and temporary-staffing expense ($0.9 million).

Operating expenses - The decrease in operating expenses for the three-month period ended March 31, 2012 compared to the same period in 2011 was primarily due to decreases in GAB Robins integration costs ($1.1 million), travel and entertainment ($0.6 million), business insurance ($0.5 million), office expenses ($0.2 million), licenses and fees ($0.1 million) and bad debt expense ($0.1 million) offset by increases in professional fees ($1.2 million), sales development expenses ($0.7 million) and other expense ($0.1 million).

Depreciation - Depreciation expense increased slightly in the three-month period ended March 31, 2012 compared to the same period in 2011 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained the same in the three-month period ended March 31, 2012 compared to the same period in 2011. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2012 and 2011.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2012 and 2011 were 38.7% and 38.9%, respectively. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See our consolidated financial statements for a summary of our investments as of March 31, 2012 (unaudited) (Note 11) and December 31, 2011 (Note 12) and a detailed discussion of the nature of these investments. See our consolidated financial statements for a summary of our debt as of March 31, 2012 (unaudited) (Note 5) and December 31, 2011 (Note 6).

The following table provide GAAP (Reported) and non-GAAP information (see page 28), and a reconciliation to the most directly comparable GAAP measure. Management believes this information is helpful when comparing corporate segment results for the three-month periods ended March 31, 2012 to the same periods in 2011 (in millions, except per share and percentages):

	Three-month period ended March 31, 2012			Three-month period ended March 31, 2011
Statement of Earnings	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Revenues from consolidated clean coal production plants	$15.7	$—	$15.7	$—	$—	$—
Royalty income from clean coal licenses	5.3	—	5.3	—	—	—
Loss from unconsolidated clean coal production plants	(0.9)	—	(0.9)	(1.1)	—	(1.1)
Other net revenues	0.1	—	0.1	0.5	—	0.5

Total revenues	20.2	—	20.2	(0.6)	—	(0.6)

Cost of revenues from consolidated clean coal production plants	17.7	—	17.7	—	—	—
Compensation	1.9	—	1.9	2.4	—	2.4
Operating	6.0	—	6.0	4.3	—	4.3
Interest	10.6	—	10.6	9.5	—	9.5
Depreciation	0.1	—	0.1	0.1	—	0.1

Total expenses	36.3	—	36.3	16.3	—	16.3

Loss before income taxes	(16.1)	—	(16.1)	(16.9)	—	(16.9)
Benefit for income taxes	(14.8)	—	(14.8)	(7.5)	—	(7.5)

Net loss	$(1.3)	$—	$(1.3)	$(9.4)	$—	$(9.4)

Diluted net loss per share	$(0.01)	$—	$(0.01)	$(0.08)	$—	$(0.08)

Identifiable assets at March 31	$624.1		$624.1	$537.0		$537.0

EBITDAC
Net loss	$(1.3)	$—	$(1.3)	$(9.4)	$—	$(9.4)
Benefit for income taxes	(14.8)	—	(14.8)	(7.5)	—	(7.5)
Interest	10.6	—	10.6	9.5	—	9.5
Depreciation	0.1	—	0.1	0.1	—	0.1

EBITDAC	$(5.4)	$—	$(5.4)	$(7.3)	$—	$(7.3)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants - This represents revenues from the leased facility noted below. As of January 1, 2012, we relinquished control in connection with the sale of majority interests in our investments in five of the 2011 Era Plants, which resulted in the deconsolidation of these operations. We continue to consolidate the operations of the remaining ten plants, which are currently not operating, as we seek and negotiate long-term purchase commitments and co-investors. In April 2011, we entered into an agreement to lease an IRC Section 45 facility from a major utility and began to sell refined coal produced from its operation. Due to our control over the operations of the leased facility, we are required to consolidate its operating results.

•

Royalty income from clean coal licenses - This represents revenues related to Chem-Mod LLC. We have a 42% ownership interest in Chem-Mod and, as its manager, are required to consolidate its operations. There was a very limited amount of production of refined coal by Chem-Mod’s licensees in the three-month period ended March 31, 2011. Expenses related to royalty income of Chem-Mod in the three-month periods ended March 31, 2012 and 2011, including non-controlling interest, were $3.2 million and $0.3 million, respectively.

•

Loss from unconsolidated clean coal production plants - This includes losses related to our equity portion of the pretax results, and the production based income from the majority investors of the twelve 2009 Era Plants, in which we became non-controlling, minority investors as of March 1, 2010, and the five 2011 Era Plants in which we became non-controlling, minority investors as of January 1, 2012. The loss in 2012 is the result of the pretax losses from the operations noted above that are producing and selling refined coal ($5.3 million), offset by the production based income from the majority investors ($4.4 million), in the three-month period ended March 31 2012. The loss in 2011 is the result of only one plant producing and selling refined coal in the three-month period ended March 31, 2011.

•	Other net revenues - In 2012 and 2011, other net revenues consists of our equity portion of the earnings from our investment in three venture capital funds.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2012 and 2011 includes the expenses incurred by the clean coal production operations to generate the consolidated revenues discussed above.

Compensation expense - Compensation expense for the three-month periods ended March 31, 2012 and 2011, respectively, includes salary and benefit expenses of $1.6 million and $1.3 million and incentive compensation of $0.3 million and $1.1 million, respectively. The decrease in incentive compensation expenses for the three-month period ended March 31, 2012 compared to the same period in 2011 is primarily due to a reduction in the level of effort devoted to corporate related activities and a change in estimate in 2012 of the prior year’s discretionary bonus accrual.

Operating expenses - Operating expense in the three-month period ended March 31, 2012 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to 2012 acquisitions of $0.6 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.2 million and other corporate and clean energy related expenses of $1.4 million.

Operating expense in the three-month period ended March 31, 2011 includes banking and related fees of $0.8 million, company-wide award and sales meeting expense of $0.5 million, external professional fees and other due diligence costs related to 2011 acquisitions of $1.7 million, operating expenses related to royalty income of $0.3 million and other corporate operating and clean energy related expenses of $1.0 million.

Interest expense - The increase in interest expense ($1.1 million) for the three-month period ended March 31, 2012, compared to the same period in 2011, is due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($0.8 million) and interest on borrowings from our Credit Agreement in the three-month period ended March 31, 2012 ($0.3 million).

Depreciation - Depreciation expense in the three-month period ended March 31, 2012 was unchanged compared to the same period in 2011.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended March 31, 2012 was 13.5% compared to 35.3% for the same period in 2011. The effective tax rates for the three-month periods ended March 31, 2012 and 2011 are lower than the statutory rate due to the IRC Section 45 tax credits generated during 2012 and 2011. There were $8.5 million and $1.2 million of tax credits recognized in the three-month periods ended March 31, 2012 and 2011, respectively. There were $10.9 million and $0.2 million of tax credits generated in the three-month periods ended March 31, 2012 and 2011, respectively.

The following provides non-GAAP information that we believe is helpful when comparing 2012 and 2011 operating results for the corporate segment (in millions):

	2012			2011
Description	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)

Interest and banking costs	$(11.3)	$4.5	$(6.8)	$(10.3)	$4.1	$(6.2)
Clean energy investments	(2.2)	9.4	7.2	(2.6)	2.2	(0.4)
Acquisition costs	(0.6)	0.1	(0.5)	(1.7)	0.5	(1.2)
Corporate	(2.0)	0.8	(1.2)	(2.3)	0.7	(1.6)

Total	$(16.1)	$14.8	$(1.3)	$(16.9)	$7.5	$(9.4)

Interest and banking primarily includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal operations and Chem-Mod. Acquisition costs include professional fees and other due diligence costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in 2011, costs related to a company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean energy investments - In 2009 we built and placed into service fourteen commercial clean coal production plants (2009 Era Plants). At March 31, 2012, we held non-controlling, minority interests in five limited liability companies that own twelve 2009 Era Plants. These plants are currently producing and selling refined coal using Chem-Mod’s technologies (see below) which reduce harmful emissions and that we believe qualifies for IRC Section 45 tax credits. Collectively, these twelve plants’ operations could generate for us approximately $4.3 million of net after-tax earnings per quarter through 2019.

At March 31, 2012, we also held a controlling, majority interest in a limited liability company that owns two 2009 Era Plants which are currently not operating. Our net carrying value of these investments at March 31, 2012 was $1.5 million. We estimate that we will invest an additional net $2.0 million to connect and house each of these plants prior to the resumption of production.

Congress extended the deadline for clean coal production plants to be “placed in service” by two years, from December 31, 2009 to December 31, 2011. Tax credits on these plants can be earned for ten years from the placed in service date if the clean coal production plants were placed in service by December 31, 2011. In conjunction with this extension and the marketing efforts of Chem-Mod, there is increased demand for IRC Section 45 projects and the Chem-Mod technologies. Accordingly, we invested $33.4 million in fifteen commercial clean coal production plants that we placed in service prior to December 31, 2011 (2011 Era Plants). The production of refined coal at these plants will use Chem-Mod’s technologies.

At December 31, 2011, we held controlling majority interests in seven limited liability companies that owned the fifteen 2011 Era Plants. As of January 1, 2012, we sold majority interests in our investments in six limited liability companies that own five of the plants for $12.9 million. These plants are currently producing refined coal under long-term purchase commitments with utilities. Collectively, these five plants could generate for us approximately $8.0 million of net after-tax earnings per quarter through 2021.

We continue to seek and negotiate long-term purchase commitments for the remaining ten 2011 Era Plants which are currently not operating. Our net carrying value of these investments at March 31, 2012 was $9.5 million. We estimate that we will invest an additional net $2.0 million to connect and house each of these plants prior to the resumption of production.

We have non-binding agreements in principle with a utility and co-investors for one of the 2011 Era Plants. However, these transactions and the related resumption of production is not expected until the third quarter of 2012. This plant could generate for us approximately $1.7 million of after-tax earnings per quarter through 2021.

It is too early at this time to predict when negotiations and transactions will be complete and what the ultimate earnings potential will be from the remaining nine 2011 Era Plants not currently under long-term purchase commitments.

Ultimately, we plan to sell majority ownership interests in each of the remaining ten 2011 Era Plants and relinquish control of the plants under structures similar to the 2009 Era Plants, thereby becoming a non-controlling, minority investor.

There is a provision in IRC Section 45 that phases out the tax credits when the coal reference price per ton, based on market prices, reaches certain levels. On April 30, 2012, the IRS published the reference price per ton for 2012. Based on that information, there is no phase out for 2012.

Calendar Year	Reference Price per Ton	Beginning Phase Out Price	100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out

We also held a 42% controlling interest in Chem-Mod LLC, which has been marketing The Chem-Mod™ Solution technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 clean coal production plants in which we hold an investment. To date, permits to utilize Chem-Mod’s technologies have been granted for coal-fired utilities in twelve states. Several other states are in the process of granting similar approvals. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $2.5 million of net after-tax earnings per quarter starting in the fourth quarter of 2012.

See the risk factors regarding our IRC Section 45 operations under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding these risks and uncertainties.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. However, to fund acquisitions made during 2012, we relied to a large extent on proceeds from borrowings under our Credit Agreement. For acquisitions made in first quarter 2011, we used proceeds from the $125.0 million note purchase agreement we entered into on February 10, 2011.

Cash used by operating activities was $47.6 million and $8.4 million for the three-month periods ended March 31, 2012 and 2011 respectively. The increase in cash used by operating activities during the three-month period ended March 31, 2012 compared to the same period in 2011 was primarily due to increases in payments related to incentive compensation and interest payments. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings, adjusted for non-cash items (i.e., EBITDAC), as reported in our consolidated statement of earnings and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2012 plan year. We were required to make a minimum contribution of $0.3 million to the plan for the 2011 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During each of the three-month periods ended March 31, 2012 and 2011, we made discretionary contributions of $1.8 million, to the plan. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $13.4 million and $8.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. In 2012, we expect total expenditures for capital improvements to be approximately $55.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $16.0 million and $19.1 million in the three-month periods ended March 31, 2012 and 2011, respectively. We completed twelve acquisitions, and four acquisitions in the three-month periods ended March 31, 2012 and 2011, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2012 and 2011 totaled approximately $30.6 million and $27.2 million, respectively.

During the three-month period ended March 31, 2012, we issued 425,000 shares of our common stock, paid $2.8 million in cash and accrued $0.6 million in liabilities related to earnout obligations for three acquisitions made prior to 2009. During the three-month period ended March 31, 2011, we issued 48,000 shares of our common stock, paid $1.7 million in cash and accrued $12.6 million in liabilities related to earnout obligations for nine acquisitions made prior to 2009 and recorded additional goodwill of $11.8 million.

Dispositions - During the three-month periods ended March 31, 2012 and 2011, we sold several small books of business and recognized one-time gains of $0.7 million and $1.1 million, respectively. We received cash proceeds of $4.7 million and $1.1 million related to the 2012 and 2011 transactions, respectively.

Clean Energy Investments - We have invested in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. We believe these investments will increase our cash flows and liquidity by generating tax credits that reduce our tax payments in future periods. Please see “Clean energy investments” beginning on page 40 for a more detailed description of these investments (including the reference therein to risks and uncertainties.)

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

Cash Flows From Financing Activities

Our Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At March 31, 2012, $92.0 million of borrowings were outstanding under the Credit Agreement. Due to the borrowings and outstanding letters of credit, $392.1 million remained available for potential borrowings under the Credit Agreement at March 31, 2012.

We use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the three-month period ended March 31, 2012, we borrowed $157.0 million and repaid $75.0 million under our Credit Agreement. In the three-month period ended March 31, 2011, we made no borrowings under our Credit Agreement. Principal uses of the 2012 borrowings were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

In first quarter 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $125.0 million in aggregate debt. At March 31, 2012, we had $675.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2011, 2009 and 2007 and a cash and cash equivalent balance of $301.8 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at March 31, 2012.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2012, we declared $40.5 million in cash dividends on our common stock, or $.34 per common share. On April 25, 2012, we announced a quarterly dividend for second quarter 2012 of $.34 per common share, a 3% increase over second quarter 2011. It is anticipated this dividend level will result in annualized net cash used by financing activities in 2012 of approximately $160.9 million (based on the number of outstanding shares as of March 31, 2012) or an anticipated increase in cash used of approximately $11.4 million compared to 2011.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from issuance of common stock under these plans for the three-month periods ended March 31, 2012 and 2011 were $26.7 million and $26.3 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP - 868,000 shares of our common stock were available for this purpose) were available for grant under the LTIP at March 31, 2012. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2012 and 2011 and we believe this favorable trend will continue in the foreseeable future.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 12 to our unaudited consolidated financial statements for additional discussion of these obligations and commitments. In addition, see Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 5, 11 and 12 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 6, 12 and 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2012. We did not have any material dispositions during the three-month periods ended March 31, 2012 and 2011.

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

Forward-looking statements may include, but are not limited to, discussions concerning liquidity and capital resources, acquisition strategy, revenues, expenses, earnings, cash flow, capital structure and financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to our operations and income taxes (including expectations regarding our clean energy investments). In addition, when used in this report, the words “anticipates,” “believes,” “could,” “should,” “estimates,” “contemplates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•

Our ability to grow has been enhanced through acquisitions (including Heath Lambert), which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us;

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

•

The portion of our revenues consisting of contingent and supplemental commissions is less predictable than standard commissions, and our results could be adversely affected if we are unable to meet insurance companies’ thresholds for paying these types of commissions, or contingent commissions, if insurance companies increase their estimates of loss reserves (over which we have no control);

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

The foregoing and other risks and uncertainties are described in more detail in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2012 that are sensitive to changes in interest rates and equity prices. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2012 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2012.

We have other investments that require direct and active financial and operational support from us. A future material adverse effect may result if we elect to withdraw financial or operational support.

At March 31, 2012, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at March 31, 2012 was $771.4 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2012 and the resulting fair value would be $33.5 million higher than their carrying value (or $708.5 million).

As of March 31, 2012, we had $92.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2012, and the resulting fair value would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from our U.K. based brokerage subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Brazilian, Canadian, Indian and Singaporean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2012 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2012 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.0 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2012 and 2011, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. In addition, during first quarter 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategy was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2012 and 2011.

Item 4. Controls and Procedures

As of March 31, 2012, our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the first quarter of 2012. Under the repurchase plan, as of March 31, 2012, we continue to have the authority to repurchase approximately 10,000,000 shares of our common stock. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the first quarter of 2012, we issued an aggregate of 2,047,000 unregistered shares of our common stock, with an aggregate value of approximately $71.7 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, which were each sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(in millions)
Capital Bauer Insurance Agency, Inc.	February 3, 2012	381,000	$13.2
Employee Benefit Design Group, Inc.	February 3, 2012	47,000	1.6
Detlefs & Company Benefit Resources, LLC	February 7, 2012	52,000	1.8
Gary Johnson & Associates, Inc.	February 7, 2012	55,000	1.9
ProSource Financial, LLC	February 7, 2012	104,000	3.7
Riley & Associates, Inc.	February 7, 2012	64,000	2.2
ProSource Financial, LLC	February 14, 2012	103,000	3.6
First Premium Insurance Group, Inc.	February 17, 2012	599,000	20.9
Wischmeyer Financial, LP	March 8, 2012	142,000	4.9
Human Resource Management System, LLC	March 13, 2012	143,000	5.1
BenefitLink Resource Group, Inc.	March 14, 2012	357,000	12.8

Item 6. Exhibits

Filed with this Form 10-Q

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (amended and restated as of March 14, 2012).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.
#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: May 2, 2012	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2012

Exhibit Index

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan (amended and restated as of March 14, 2012).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.
#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.