Form 10-Q
period 2012-06-30
GALLAGHER ARTHUR J & CO
filed 2012-08-01
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2012 was 120,977,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Commissions	$344.7	$296.0	$616.7	$521.7
Fees	242.2	214.7	457.8	403.7
Supplemental commissions	16.6	14.0	33.7	27.5
Contingent commissions	10.3	7.9	29.3	24.7
Investment income	3.1	2.2	5.3	4.1
Gains on books of business sales	—	2.5	0.7	3.6
Revenues from clean coal activities	31.8	9.2	51.9	8.1
Other net revenues	1.2	(0.4)	1.3	0.1

Total revenues	649.9	546.1	1,196.7	993.5

Compensation	364.1	324.8	708.5	619.9
Operating	123.7	108.2	232.0	202.2
Cost of revenues from clean coal activities	29.0	11.7	46.7	11.7
Interest	10.8	10.6	21.4	20.1
Depreciation	10.2	9.1	19.9	17.2
Amortization	26.2	18.3	47.3	34.7
Change in estimated acquisition earnout payables	(5.2)	(2.5)	(2.7)	(1.7)

Total expenses	558.8	480.2	1,073.1	904.1

Earnings before income taxes	91.1	65.9	123.6	89.4
Provision for income taxes	19.4	24.2	23.8	32.5

Net earnings	$71.7	$41.7	$99.8	$56.9

Basic net earnings per share	$0.60	$0.38	$0.85	$0.52
Diluted net earnings per share	0.59	0.37	0.83	0.51
Dividends declared per common share	0.34	0.33	0.68	0.66

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited-in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Net earnings	$71.7	$41.7	$99.8	$56.9
Change in pension liability, net of taxes	2.2	0.2	1.0	0.5
Foreign currency translation	(12.6)	(2.5)	(2.2)	1.4
Change in fair value of derivative investments, net of taxes	(1.7)	(0.5)	0.3	(0.4)

Comprehensive earnings	$59.6	$38.9	$98.9	$58.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2012	December 31, 2011
	(Unaudited)
Cash and cash equivalents	$282.1	$291.2
Restricted cash	824.2	692.5
Premiums and fees receivable	1,367.6	1,027.1
Other current assets	157.9	188.6

Total current assets	2,631.8	2,199.4
Fixed assets - net	100.9	91.3
Deferred income taxes	237.7	240.2
Other noncurrent assets	232.4	235.8
Goodwill - net	1,285.9	1,155.3
Amortizable intangible assets - net	644.9	561.5

Total assets	$5,133.6	$4,483.5

Premiums payable to insurance and reinsurance companies	$2,038.2	$1,621.9
Accrued compensation and other accrued liabilities	244.2	304.1
Unearned fees	74.0	69.7
Other current liabilities	37.6	67.9
Corporate related borrowings - current	48.0	10.0

Total current liabilities	2,442.0	2,073.6
Corporate related borrowings - noncurrent	675.0	675.0
Other noncurrent liabilities	543.7	491.3

Total liabilities	3,660.7	3,239.9

Stockholders’ equity:
Common stock - issued and outstanding 121.0 shares in 2012 and 114.7 shares in 2011	121.0	114.7
Capital in excess of par value	899.3	693.2
Retained earnings	500.7	482.9
Accumulated other comprehensive loss	(48.1)	(47.2)

Total stockholders’ equity	1,472.9	1,243.6

Total liabilities and stockholders’ equity	$5,133.6	$4,483.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$99.8	$56.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(0.7)	(3.6)
Depreciation and amortization	67.2	51.9
Change in estimated acquisition earnout payables	(2.7)	(1.7)
Amortization of deferred compensation and restricted stock	4.4	3.8
Stock-based and other noncash compensation expense	3.3	8.8
Effect of changes in foreign exchange rates	0.3	0.3
Net change in restricted cash	(114.9)	(10.1)
Net change in premiums receivable	(298.6)	(215.8)
Net change in premiums payable	350.4	261.8
Net change in other current assets	36.2	2.0
Net change in accrued compensation and other accrued liabilities	(68.8)	(54.5)
Net change in fees receivable/unearned fees	(1.1)	1.7
Net change in income taxes payable	15.9	(1.6)
Net change in deferred income taxes	1.3	10.8
Net change in other noncurrent assets and liabilities	(29.0)	(14.4)

Net cash provided by operating activities	63.0	96.3

Cash flows from investing activities:
Net additions to fixed assets	(26.6)	(22.3)
Cash paid for acquisitions, net of cash acquired	(77.1)	(214.5)
Net proceeds from sales of operations/books of business	8.2	11.9
Net (funding) proceeds of investment transactions	13.2	0.1

Net cash used by investing activities	(82.3)	(224.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	48.6	46.7
Tax impact from issuance of common stock	2.2	2.0
Repurchases of common stock	—	(1.1)
Dividends paid	(78.6)	(71.6)
Borrowings on line of credit facility	162.0	85.0
Repayments on line of credit facility	(124.0)	(50.0)
Borrowings of long-term debt	—	125.0

Net cash provided by financing activities	10.2	136.0

Effect of changes in foreign exchange rates on cash and cash equivalents	—	5.9

Net (decrease) increase in cash and cash equivalents	(9.1)	13.4
Cash and cash equivalents at beginning of period	291.2	249.8

Cash and cash equivalents at end of period	$282.1	$263.2

Supplemental disclosures of cash flow information:
Interest paid	$21.4	$17.4
Income taxes paid	12.2	21.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2011	114.7	$114.7	$693.2	$482.9	$(47.2)	$1,243.6
Net earnings	—	—	—	99.8	—	99.8
Change in pension liability, net of taxes of $0.6 million	—	—	—	—	1.0	1.0
Foreign currency translation	—	—	—	—	(2.2)	(2.2)
Change in fair value of derivative instruments, net of taxes of $0.2 million	—	—	—	—	0.3	0.3
Compensation expense related to stock option plan grants	—	—	3.0	—	—	3.0
Tax impact from issuance of common stock	—	—	2.2	—	—	2.2
Common stock issued in:
Twenty-three purchase transactions	4.4	4.4	151.1	—	—	155.5
Stock option plans	1.7	1.7	42.3	—	—	44.0
Employee stock purchase plan	0.1	0.1	4.5	—	—	4.6
Deferred compensation and restricted stock	0.1	0.1	2.7	—	—	2.8
Other compensation expense	—	—	0.3	—	—	0.3
Common stock repurchases	—	—	—	—	—	—
Cash dividends declared on common stock	—	—	—	(82.0)	—	(82.0)

Balance at June 30, 2012	121.0	$121.0	$899.3	$500.7	$(48.1)	$1,472.9

See notes to consolidated financial statements.

Notes to June 30, 2012 Consolidated Financial Statements (Unaudited)

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

In the preparation of our unaudited consolidated financial statements as of June 30, 2012, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to make the presentation of items within other comprehensive income (which we refer to as OCI) more prominent. The guidance requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements. We adopted this guidance for reporting in the first quarter of 2012 by presenting the required information in two separate consecutive statements in the accompanying unaudited consolidated financial statements. We were able to make the changes required by this guidance without incurring any costs or operational challenges because we had all of the necessary information, and previously presented it in the statement of stockholders’ equity and notes to our consolidated financial statements.

3. Business Combinations

During the six-month period ended June 30, 2012, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Riley & Associates, Inc. January 1, 2012	64		$1.9	$0.7	$—	$0.3	$1.2	$4.1	$1.6

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Detlefs & Company Benefit Resources, LLC February 1, 2012	52	$1.7	$0.6	$—	$0.1	$—	$2.4	$1.4
First Premium Insurance Group, Inc. (FPI) February 1, 2012	599	19.9	0.4	—	1.0	2.8	24.1	7.0
Gary Johnson & Associates, Inc. February 1, 2012	55	1.8	0.7	—	0.1	0.3	2.9	1.4
ProSource Financial, LLC (PFL) February 1, 2012	207	7.3	6.7	—	0.5	1.3	15.8	9.5
BenefitLink Resource Group, Inc. (BRG) March 1, 2012	357	12.3	—	—	0.5	6.0	18.8	8.0
Human Resource Management Systems, LLC March 1, 2012	143	5.0	1.7	—	0.1	1.8	8.6	5.3
Wischmeyer Financial, LP March 1, 2012	142	4.9	1.6	—	0.1	1.4	8.0	5.5
Besselman & Little Agency, LLC (BLA) April 1, 2012	195	7.0	2.4	—	0.1	1.8	11.3	4.6
Schiff, Kreidler-Shell Insurance and Risk Services (SKS) April 1, 2012	744	27.6	13.2	—	—	4.7	45.5	18.5
CGM Gallagher Group Limited (CGM) April 1, 2012	—	—	10.2	2.1	—	—	12.3	—
VEBA Service Group, LLC May 1, 2012	162	5.8	2.0	—	0.1	2.2	10.1	4.2
Professional Claims Managers, Inc. May 1, 2012	175	5.4	2.2	—	0.6	1.8	10.0	3.9
Insurance Dialogue Limited (IDL) May 1, 2012	—	—	26.7	—	—	—	26.7	—
Grossman & Associates, Inc. June 1, 2012	99	3.3	—	—	0.1	0.6	4.0	5.6
Broker Benefit Services, LLC June 1, 2012	180	6.2	2.1	—	0.1	1.4	9.8	4.0

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Whitehaven Insurance Group, Inc. June 1, 2012	75	$2.6	$0.6	$—	$0.2	$0.7	$4.1	$1.6
Ten other acquisitions completed in first and second quarter	94	3.1	7.5	1.8	0.4	2.8	15.6	4.4

	3,343	$115.8	$79.3	$3.9	$4.3	$30.8	$234.1	$86.5

In 2007, we acquired a 38.5% equity interest in CGM for $11.9 million and accounted for our non-controlling interest in CGM’s common stock using equity method accounting. CGM is an insurance intermediary and risk management company that provides property/casualty, health, risk management and other related services to clients throughout the Caribbean. CGM is headquartered in St. Lucia and has operations in Jamaica, Barbados, St. Vincent and St. Lucia. Effective April 1, 2012, we increased our ownership interest in CGM to 80%, with the option to increase our ownership in CGM to 100%, and consolidated its operations into our consolidated financial statements. CGM’s acquisition date balance sheet and the excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date, has been included in the tables above and below, respectively. We recognized a loss of $3.5 million and a corresponding reduction in goodwill for the decrease in fair value of our initial 38.5% equity interest in CGM upon the acquisition of the additional 41.5% equity interest. The carrying value of our non-controlling interest in CGM was $13.6 million as of the acquisition date. The fair value of our initial 38.5% equity interest in CGM was determined by allocating, on a pro rata basis, the fair value of the CGM entity as adjusted for the prior non-controlling ownership position. We determined the fair value of the CGM entity using the valuation techniques discussed below related to net assets acquired.

Effective May 1, 2012, we acquired a 78.5% ownership interest in IDL, with the option to increase our ownership in IDL to 100%, and consolidated its operations into our consolidated financial statements. IDL is a retail insurance broker that provides personal lines insurance within the homeowner and automobile markets in the U.K. IDL’s acquisition date balance sheet and the excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date, has been included in the tables above and below, respectively.

Common shares issued in connection with acquisitions are valued at closing market prices as of the date on which the consideration was paid for the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount on these obligations, in our consolidated statement of earnings, when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return which reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. During the three-month periods ended June 30, 2012 and 2011, we recognized $2.2 million and $1.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. During the six-month periods ended June 30, 2012 and 2011, we recognized $4.6 million and $3.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. In addition, during the three-month periods ended June 30, 2012 and 2011, we recognized $7.4 million and $4.4 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for thirteen and four acquisitions, respectively. In addition, during the six-month periods ended June 30, 2012 and 2011, we recognized $7.3 million and $5.6 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for nineteen and seven acquisitions, respectively. The aggregate amount of maximum potential earnout obligations related to acquisitions made in 2009 and subsequent years was $289.8 million, of which $120.2 million was recorded in our consolidated balance sheet as of June 30, 2012, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2012 (in millions):

	FPI	PFL	BRG	BLA	SKS	CGM	IDL	Twenty Other Acquisitions	Total
Cash	$0.2	$0.1	$1.7	$0.1	$0.4	$5.3	$—	$2.1	$9.9
Other current assets	5.5	—	—	—	5.7	22.0	9.6	4.8	47.6
Fixed assets	0.5	—	0.1	—	0.1	1.0	0.4	0.7	2.8
Noncurrent assets	—	—	—	—	—	(11.7)	3.8	—	(7.9)
Goodwill	13.8	9.8	9.7	4.3	26.3	12.9	19.2	35.5	131.5
Expiration lists	14.1	5.7	8.7	6.8	30.3	11.6	9.2	43.9	130.3
Non-compete agreements	0.3	0.3	0.2	0.1	0.2	0.5	0.2	1.0	2.8

Total assets acquired	34.4	15.9	20.4	11.3	63.0	41.6	42.4	88.0	317.0

Current liabilities	4.8	0.1	1.6	—	5.8	20.3	10.7	6.5	49.8
Noncurrent liabilities	5.5	—	—	—	11.7	9.0	5.0	1.9	33.1

Total liabilities assumed	10.3	0.1	1.6	—	17.5	29.3	15.7	8.4	82.9

Total net assets acquired	$24.1	$15.8	$18.8	$11.3	$45.5	$12.3	$26.7	$79.6	$234.1

These acquisitions are expected to allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services industries and increase the volume of general services currently provided, as the case may be. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $131.5 million, $130.3 million and $2.8 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the current assets and current liabilities for each applicable acquisition at the acquisition date approximated their carrying values due to their short-term duration. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. We estimate fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for trade names, three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization.

We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2012, we wrote off $3.1 million of amortizable intangible assets related to the brokerage segment. No such indicators were noted in the three-month and six-month periods ended June 30, 2011.

Of the $130.3 million of expiration lists and $2.8 million of non-compete agreements related to the 2012 acquisitions, $70.5 million and $1.3 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $25.2 million and a corresponding amount of goodwill in 2012 related to the nondeductible amortizable intangible assets.

During the six-month period ended June 30, 2012, we issued 425,000 shares of our common stock and paid $3.4 million in cash related to earnout obligations of four acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million. During the six-month period ended June 30, 2011, we issued 153,000 shares of our common stock, paid $4.4 million in cash and accrued $11.2 million in liabilities related to earnout obligations of fifteen acquisitions made prior to 2009 and recorded additional goodwill of $10.3 million.

Our consolidated financial statements for the six-month period ended June 30, 2012 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2011 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Total revenues	$654.3	$577.6	$1,224.6	$1,053.2
Net earnings	71.4	46.0	101.7	63.8
Basic net earnings per share	0.59	0.40	0.85	0.56
Diluted net earnings per share	0.59	0.40	0.84	0.56

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2011, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the six-month period ended June 30, 2012 totaled approximately $98.9 million. For the six-month period ended June 30, 2012, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to the 2012 acquisitions in the aggregate were $24.9 million and $0.3 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at June 30, 2012 and December 31, 2011 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2012
United States	$1,040.3	$18.5	$—	$1,058.8
Foreign, principally Australia, Canada and the U.K.	225.1	2.0	—	227.1

Total goodwill - net	$1,265.4	$20.5	$—	$1,285.9

	Brokerage	Risk Management	Corporate	Total
At December 31, 2011
United States	$951.0	$18.5	$—	$969.5
Foreign, principally Australia, Canada and the U.K.	185.6	0.2	—	185.8

Total goodwill - net	$1,136.6	$18.7	$—	$1,155.3

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2012 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2011	$1,136.6	$18.7	$—	$1,155.3
Goodwill acquired during the period	131.5	—	—	131.5
Goodwill related to earnouts recognized during the period	0.1	—	—	0.1
Goodwill adjustments due to appraisals and other acquisition adjustments	(0.6)	(0.2)	—	(0.8)
Goodwill related to transfers of operations between segments	(2.0)	2.0	—	—
Foreign currency translation adjustments during the period	(0.2)	—	—	(0.2)

Balance as of June 30, 2012	$1,265.4	$20.5	$—	$1,285.9

Major classes of amortizable intangible assets at June 30, 2012 and December 31, 2011 consist of the following (in millions):

	June 30, 2012	December 31, 2011
Expiration lists	$965.8	$837.5
Accumulated amortization - expiration lists	(341.7)	(296.7)

	624.1	540.8

Non-compete agreements	28.2	26.3
Accumulated amortization - non-compete agreements	(22.3)	(21.3)

	5.9	5.0

Trade name	19.0	19.0
Accumulated amortization - trade name	(4.1)	(3.3)

	14.9	15.7

Net amortizable assets	$644.9	$561.5

Estimated aggregate amortization expense for each of the next five years is as follows:

2012 (remaining six months)		$46.2
2013		91.6
2014		88.8
2015		83.8
2016		78.6

Total		$389.0

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

On July 10, 2012, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 3.99% Senior Notes, Series F, due July 10, 2020, in a private placement. These notes require semi-annual payments of interest that are due in January and July of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2012. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of June 30, 2012. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2012, $15.9 million of letters of credit (for which we had $8.6 million of liabilities recorded at June 30, 2012) were outstanding under the Credit Agreement. There were $48.0 million of borrowings outstanding under the Credit Agreement at June 30, 2012. Accordingly, as of June 30, 2012, $436.1 million remained available for potential borrowings under the Credit Agreement, of which $59.1 million may be in the form of additional letters of credit.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of June 30, 2012.

The following is a summary of our corporate debt (in millions):

	June 30, 2012	December 31, 2011
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0

Total Note Purchase Agreements	675.0	675.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	48.0	10.0

	$723.0	$685.0

The fair value of the $675.0 million in debt under the note purchase agreements at June 30, 2012 was $765.0 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

As of June 30, 2012, we had $48.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2012, and the resulting fair value would not be materially different from their carrying value.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Net earnings	$71.7	$41.7	$99.8	$56.9

Weighted average number of common shares outstanding	119.7	111.0	118.0	110.2
Dilutive effect of stock options using the treasury stock method	1.5	0.8	1.5	0.9

Weighted average number of common and common equivalent shares outstanding	121.2	111.8	119.5	111.1

Basic net earnings per share	$0.60	$0.38	$0.85	$0.52

Diluted net earnings per share	$0.59	$0.37	$0.83	$0.51

Options to purchase 1.4 million and 4.0 million shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 0.9 million and 1.8 million shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year of the company to any person is $3.0 million.

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

On March 16, 2012, the compensation committee granted 1,355,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. On March 8, 2011, the compensation committee granted 851,000 options under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on each anniversary date of the grant. The 2012 and 2011 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended June 30, 2012 and 2011, we recognized $2.0 million and $2.2 million, respectively, of compensation expense related to our stock option grants. During each of the six-month periods ended June 30, 2012 and 2011, we recognized $3.0 million, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2012 and 2011, as determined on the grant date using the Black-Scholes option pricing model, was $5.44 and $5.25, respectively.

The following is a summary of our stock option activity and related information for 2012 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2012
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	10.6	$27.20
Granted	1.4	35.71
Exercised	(1.7)	26.00
Forfeited or canceled	(0.1)	31.92

Ending balance	10.2	$28.50	3.72	$67.7

Exercisable at end of period	6.2	$27.28	2.87	$48.4

Ending vested and expected to vest	10.1	$28.46	3.69	$67.5

Options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP—see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2012.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2012 and 2011 amounted to $15.0 million and $6.4 million, respectively. As of June 30, 2012, we had approximately $21.3 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2012 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.79 - $ 24.90	2.6	3.03	$24.19	1.8	$24.18
24.99 - 27.25	2.5	3.33	26.93	1.8	26.92
27.35 - 29.42	2.3	2.86	29.10	1.9	29.10
29.45 - 33.75	1.4	4.19	31.24	0.7	31.49
35.71 - 35.71	1.4	6.71	35.71	—	—

$ 5.79 - $ 35.71	10.2	3.72	$28.50	6.2	$27.28

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

Our common stock that is issued under the plan to the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2012 and 2011, we charged $0.3 million to compensation expense related to this plan. During the six-month periods ended June 30, 2012 and 2011, we charged $0.6 million to compensation expense related to this plan. At June 30, 2012 and December 31, 2011, we recorded $6.2 million (related to 610,000 shares) and $6.8 million (related to 629,000 shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at June 30, 2012 and December 31, 2011 was $21.8 million and $21.0 million, respectively.

In first quarter 2012 and 2011, the compensation committee approved $7.3 million and $6.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2012 and first quarter 2011, respectively. The fair value of the funded cash award assets at June 30, 2012 and December 31, 2011 was $38.0 million and $28.6 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended June 30, 2012 and 2011, we charged $1.1 million and $0.9 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2012 and 2011, we charged $2.0 million and $1.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2012 and 2011, cash and equity awards with an aggregate fair value of $0.7 million and $0.5 million were vested and distributed to employees under this plan.

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

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance units settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At June 30, 2012, 0.9 million shares were available for grant under the LTIP for such awards.

In first quarter 2012 and 2011, we granted 332,000 and 200,000 shares, respectively, of our common stock to employees under the LTIP and 2009 LTIP, respectively, with an aggregate fair value of $11.9 million and $6.2 million, respectively, at the date of grant. These 2012 and 2011 restricted stock awards (consisting of restricted stock units) vest as follows: 332,000 shares granted in first quarter 2012 and 200,000 shares granted in first quarter 2011, vest in full based on continued employment through March 16, 2016 and March 8, 2015, respectively. In second quarter 2012 and 2011, we granted 20,000 and 20,000 shares, respectively, of our common stock to non-employee Board of Directors under the LTIP and 2009 LTIP, respectively, with an aggregate fair value of $0.7 million and $0.6 million, respectively, at the date of grant. These grants vest in full one year from the date of grant.

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted stock is issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2012 and 2011, we charged $2.4 million and $1.9 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2012. During the six-month periods ended June 30, 2012 and 2011, we charged $3.8 million and $3.2 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2012. The total intrinsic value of unvested restricted stock at June 30, 2012 and 2011 was $33.3 million and $28.2 million, respectively. During the six-month periods ended June 30, 2012 and 2011, equity awards (including accrued dividends) with an aggregate fair value of $7.2 million and $4.5 million were vested and distributed to employees under this plan.

Cash Awards

On March 16, 2012, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved the future grant of provisional cash awards of $13.1 million in the aggregate to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and as determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2012 provisional award will fully vest based on continuous employment through January 1, 2015. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2014, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the granted units will be paid out in cash as soon as practicable in 2015. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2012 related to the 2012 provisional award under the Program.

On March 8, 2011, pursuant to the Program, the compensation committee approved the future grant of provisional cash awards of $14.4 million in the aggregate to our officers and key employees that were denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2012 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that will fully vest on January 1, 2014. During the three-month period ended June 30, 2012, we charged $1.9 million to compensation expense related to these awards. During the six-month period ended June 30, 2012, we charged $3.8 million to compensation expense related to these awards.

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

During the six-month period ended June 30, 2012, cash awards related to the 2009 provisional award with an aggregate fair value of $26.5 million (1.1 million units in the aggregate) were vested and distributed to employees under the Program. No cash awards were vested or distributed during the six-month period ended June 30, 2011 related to the 2008 provisional award because, based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	3.0	3.0	6.0	6.0
Expected return on plan assets	(3.8)	(3.8)	(7.6)	(7.5)
Amortization of net actuarial loss	1.7	0.4	3.6	0.8

Net periodic benefit (income) cost	$1.0	$(0.3)	$2.2	$(0.5)

We are not required under the IRC to make any minimum contributions to the plan for the 2012 plan year. We were required under the IRC to make a minimum contribution of $0.3 million to the plan for the 2011 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the six-month periods ended June 30, 2012 and 2011, we made discretionary contributions of $3.6 million to the plan. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods.

11. Investments

The following is a summary of our investments reported in other current and non-current assets in the accompanying consolidated balance sheet and the related funding commitments (in millions):

	June 30, 2012		December 31, 2011
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$3.8	$—	$2.9
Clean-coal investments
Non-controlling interest in five limited liability companies that own twelve 2009 Era Clean Coal Plants	8.4	—	8.9
Controlling interest in a limited liability company that owns two 2009 Era Clean Coal Plants	1.4	—	1.5
Non-controlling interest in six limited liability companies that own five 2011 Era Clean Coal Plants	10.6	—	—
Controlling interest in a limited liability company that owns ten 2011 Era Clean Coal Plants	6.8	0.8	33.4
Notes receivable and interest from co-investor related to the sales of three 2009 Era Plants	8.2	—	8.0
Other investments	3.3	1.5	2.0

Total investments	$42.5	$2.3	$56.7

Chem-Mod LLC - We hold a 42% controlling interest in Chem-Mod LLC, which possesses the exclusive marketing rights in the U.S. and Canada, for technologies used to reduce unwanted emissions created during the combustion of coal. The clean coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other toxic emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used by clean coal production plants placed in service by December 31, 2011. Chem-Mod has been marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 clean coal production plants in which we hold an investment. To date, the Chem-Mod technologies have been permitted for use by coal-fired utilities in sixteen states. Six other states are considering similar approvals.

We are the controlling manager of Chem-Mod and consolidate its operations into our consolidated financial statements. Chem-Mod is a variable interest entity (which we refer to as a VIE). At June 30, 2012, total assets and total liabilities of this VIE included in our consolidated balance sheet were $3.8 million and $1.0 million, respectively. For the six-month period ended June 30, 2012, total revenues and expenses were $11.5 million and $7.0 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At June 30, 2012, we held a non-controlling 20% interest in Chem-Mod International LLC, which has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At June 30, 2012, we held a non-controlling 8% interest in C-Quest’s global operation. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean Coal Investments

We have investments in limited liability companies that own 29 clean coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

•	2009 Era Plants - Twelve plants are operating under long-term production contracts and we are seeking long-term production contracts and co-investors for the other two plants.

•

2011 Era Plants - Five plants are operating under long-term production contracts, we have signed a long-term production agreement for one plant that is currently not operating, we have a non-binding long-term production agreement for two plants that are currently not operating, and we are seeking long-term production contracts for the other seven plants. We have non-binding agreements with co-investors for the sale of majority ownership interests in three of the plants.

•

For those plants that are not yet operating under long-term production contracts, we estimate that we will invest an additional $2.0 million per plant, net of co-investor funding, to connect and house each of them. We plan to sell majority ownership interests in such plants to co-investors and relinquish control of the plants thereby becoming a non-controlling, minority investor.

•

Twelve of the 2009 Era Plants and five of the 2011 Era Plants are owned by limited liability companies which we consider to be VIEs. In 2010, we sold majority ownership interests in the limited liability companies that own the twelve 2009 Era Plants and became a non-controlling, minority investor, effective March 1, 2010. In 2012, we sold majority ownership interests in six limited liability companies that own the five 2011 Era Plants and became a non-controlling, minority investor, effective January 1, 2012. As a result of these sale transactions, we deconsolidated these entities and have accounted for their operations using equity method accounting. The membership agreements for the operations of each of these entities contain provisions that preclude an individual member from being able to make major decisions that would denote control. Because we do not control the operations of these entities, we account for the investments using equity method accounting. At June 30, 2012, total assets and total liabilities of these VIEs were

$96.9 million and $43.3 million, respectively. For the six-month period ended June 30, 2012, total revenues and expenses were $384.6 million and $426.7 million, respectively. Each investor funds its portion of the operations of the limited liability companies in proportion to its investment ownership percentage. There are no additional debts or other obligations that we are committed to fund related to these investments.

•

As of June 30, 2012, we have a promissory note from a co-investor as part of the consideration for the sale of ownership interests in three of the 2009 Era Plants. The note bears interest at 4.7% per annum and is due in installments through February 15, 2020. As of June 30, 2012, the carrying value of the note, including interest, was $8.2 million.

Other Investments - At June 30, 2012, we owned a non-controlling, minority interest in three venture capital funds totaling $2.8 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At June 30, 2012, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at June 30, 2012 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Note purchase agreements	$—	$—	$100.0	$—	$50.0	$525.0	$675.0
Credit Agreement	48.0	—	—	—	—	—	48.0
Interest expense on debt	20.5	41.0	41.0	34.7	34.7	69.1	241.0

Total debt obligations	68.5	41.0	141.0	34.7	84.7	594.1	964.0
Operating lease obligations	37.6	59.8	43.8	36.3	26.4	45.6	249.5
Less sublease arrangements	(3.3)	(2.0)	(1.6)	(0.6)	—	—	(7.5)
Outstanding purchase obligations	7.0	9.7	5.8	1.5	1.3	0.4	25.7

Total contractual obligations	$109.8	$108.5	$189.0	$71.9	$112.4	$640.1	$1,231.7

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding as of June 30, 2012. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit and funding commitments as of June 30, 2012 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2012	2013	2014	2015	2016	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Funding commitments	0.8	—	—	—	—	1.5	2.3

Total commitments	$0.8	$—	$—	$—	$—	$17.4	$18.2

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

Since January 1, 2002, we have acquired 215 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2009 to 2012 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of maximum potential earnout obligations related to these acquisitions was $289.8 million, of which $120.2 million was recorded in our consolidated balance sheet as of June 30, 2012 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2012 or December 31, 2011 that was recourse to us.

At June 30, 2012, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.6 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2012, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2012 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.3 million and below the upper end of the actuarial range by $4.3 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At June 30, 2012, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $195.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At June 30, 2012, we had exposure on $129.2 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our June 30, 2012 consolidated balance sheet related to these indemnifications.

13. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2011	$(49.0)	$4.4	$(2.6)	$(47.2)
Net change in period	1.0	(2.2)	0.3	(0.9)

Balance as of June 30, 2012	$(48.0)	$2.2	$(2.3)	$(48.1)

The foreign currency translation during the six-month period ended June 30, 2012 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada and the U.K.

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

Financial information relating to our segments for 2012 and 2011 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Brokerage
Total revenues	$473.5	$403.8	$858.8	$721.2

Earnings before income taxes	$92.3	$74.5	$121.8	$103.6

Identifiable assets at June 30, 2012 and 2011			$3,955.7	$3,530.6

Risk Management
Total revenues	$143.4	$133.5	$284.7	$264.1

Earnings before income taxes	$17.6	$9.8	$36.7	$21.1

Identifiable assets at June 30, 2012 and 2011			$537.8	$511.1

Corporate
Total revenues	$33.0	$8.8	$53.2	$8.2

Loss before income taxes	$(18.8)	$(18.4)	$(34.9)	$(35.3)

Identifiable assets at June 30, 2012 and 2011			$640.1	$540.2

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2012, and the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2012 and 2011, the consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

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

August 1, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and six-month periods ended June 30, 2012. You should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2011.

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

•

Our growing international operations expose us to certain risks such as exchange rate fluctuations, geopolitical risk, and risks related to regulatory requirements, including those imposed by the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010;

•	We are subject to regulation worldwide including insurance industry and federal and state employment regulation, and such regulations could change at any time;

•	We are subject to a number of contingencies and legal proceedings that would adversely affect our results, if ultimately determined to be unfavorable to us;

•

The portion of our revenues consisting of contingent and supplemental commissions is less predictable than standard commissions, and our results could be adversely affected if we are unable to meet insurance companies’ thresholds for paying these types of commissions, or contingent commissions, if insurance companies increase their estimates of loss reserves (over which we have no control);

•

An inability to recruit and retain key personnel (including those that manage our interests in our clean energy investments), or a failure in succession planning for key members of management, could adversely affect our operations;

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

Information Regarding Non-GAAP Measures and Other

In this discussion and analysis, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted), organic revenue measures for each operating segment, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio and adjusted operating expense ratio. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentations of the 2012 and 2011 information presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics of the company that will assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude gains realized from sales of books of business, workforce related charges, lease termination related charges and acquisition related integration costs, as applicable. Acquisition related integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired business with our IT related systems.

•	Adjusted ratios - Compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted), provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted), are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	EBITDAC - We define this measure as net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges and acquisition related integration costs, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total revenues, as adjusted to exclude gains realized from sales of books of business.

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

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, supplemental commission timing amounts, workforce related charges, lease termination related charges, acquisition related integration costs, adjustments to the change in estimated acquisition earnout payables and effective income tax rate impact, divided by diluted weighted average shares outstanding. The effective income tax rate impact represents the difference in income tax expense for tax amounts derived using the actual effective tax rate compared to tax amounts derived using a normalized effective tax rate.

Organic Revenues - Organic change in commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the Risk Management segment, organic change in base domestic and international fees excludes international performance bonus fees and adjusting fees related to international natural disasters to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or due to the limited-time nature of these revenue sources.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, compensation expense and operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted) and organic revenue measures.

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

Overview and Second Quarter 2012 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2012, we have expanded and expect to continue to expand our international operations through both acquisitions and organic growth. We generate approximately 79% of our revenues domestically, with the remaining 21% derived in Australia, Bermuda, Canada, New Zealand and the U.K. (based on second quarter 2012 reported revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2012 compared to 2011. We have three reportable operating segments: brokerage, risk management and corporate, which contributed approximately 72%, 24% and 4%, respectively, to revenues during the six-month period ended June 30, 2012. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in the last six quarterly periods in both the brokerage and risk management segments. Based on our customer base, we are seeing further evidence of market firming and our customers’ businesses are showing growth. The first quarter 2012 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey indicated that rates were up, on average 4.4% across all sized accounts, with medium accounts leading the way with an average 4.9% increase. The first quarter 2012 report indicated prices hardened and underwriting toughened in the commercial property/casualty market in the quarter. The rising cost of natural disasters had an impact on insurer pricing, particularly for coastal properties, as insurers embraced new modeling programs. In addition, the workers’ compensation market toughened as insurance carriers raised prices or rejected the business. The second quarter 2012 CIAB report indicated that rates were up, on average 4.3% across all sized accounts, with medium accounts leading the way with an average 4.9% increase. It was the fourth quarterly survey in a row showing rate increases. Rates continued to rise as insurance carriers tightened their underwriting standards, particularly for catastrophe exposures. However, the demand for insurance continues to be restrained due to the sluggish economic recovery, which could offset the impact of the favorable pricing trend. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in second quarter 2012 compared to the same period in 2011 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 17% and 18%, respectively, organic commission and fee revenues were up 5.0%, net earnings were up 29% and adjusted EBITDAC was up 21%. In addition, we completed fifteen acquisitions with annualized revenues totaling $68.3 million in second quarter 2012.

•	In our risk management segment, total revenues and adjusted total revenues were both up 7%, organic fees were up 8.3%, net earnings were up 83% and adjusted EBITDAC was up 11%.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 15%, organic growth in commissions and fees revenues was 5.9%, net earnings were up 36% and adjusted EBITDAC was up 20%.

In our corporate segment, our clean energy investments contributed $13.4 million to net earnings in the second quarter of 2012.

The following provides non-GAAP information that management believes is helpful when comparing 2012 revenues, EBITDAC and diluted net earnings (loss) per share with the same periods in 2011:

For the Three-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2012	2011	Chg	2012	2011	Chg	2012	2011	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$473.5	$401.3	18%	$123.5	$101.8	21%	$0.46	$0.41	12%
Gains on book sales	—	2.5		—	2.5		—	0.01
Heath Lambert integration costs	—	—		(4.1)	(3.0)		(0.02)	(0.02)
Workforce & lease termination	—	—		(0.8)	(0.4)		(0.01)	—
Acquisition related adjustments	—	—		—	(5.8)		0.02	(0.01)
Effective income tax rate impact	—	—		—	—		0.02	—

Brokerage, as reported	473.5	403.8		118.6	95.1		0.47	0.39

Risk Management, as adjusted	143.4	133.5	7%	22.3	20.1	11%	0.09	0.09	—%
GAB Robins integration costs	—	—		—	(3.0)		—	(0.02)
Workforce & lease termination	—	—		—	(3.1)		—	(0.02)

Risk Management, as reported	143.4	133.5		22.3	14.0		0.09	0.05

Total Brokerage & Risk Management, as reported	616.9	537.3		140.9	109.1		0.56	0.44
Corporate, as reported	33.0	8.8		(7.8)	(7.7)		0.03	(0.07)

Total Company, as reported	$649.9	$546.1		$133.1	$101.4		$0.59	$0.37

Total Brokerage & Risk Management, as adjusted	$616.9	$534.8	15%	$145.8	$121.9	20%	$0.55	$0.50	10%

For the Six-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2012	2011	Chg	2012	2011	Chg	2012	2011	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$858.1	$717.6	20%	$187.8	$152.6	23%	$0.64	$0.56	14%
Gains on book sales	0.7	3.6		0.7	3.6		—	0.02
Heath Lambert integration costs	—	—		(8.1)	(3.0)		(0.04)	(0.02)
Workforce & lease termination	—	—		(3.6)	(1.9)		(0.02)	(0.01)
Acquisition related adjustments	—	—		—	(5.8)		0.02	—
Effective income tax rate impact	—	—		—	—		0.02	—

Brokerage, as reported	858.8	721.2		176.8	145.5		0.62	0.55

Risk Management, as adjusted	284.7	264.1	8%	45.9	40.6	13%	0.19	0.18	6%
GAB Robins integration costs	—	—		—	(7.2)		—	(0.04)
Workforce & lease termination	—	—		—	(4.2)		—	(0.02)

Risk Management, as reported	284.7	264.1		45.9	29.2		0.19	0.12

Total Brokerage & Risk Management, as reported	1,143.5	985.3		222.7	174.7		0.81	0.67
Corporate, as reported	53.2	8.2		(13.2)	(15.0)		0.02	(0.16)

Total Company, as reported	$1,196.7	$993.5		$209.5	$159.7		$0.83	$0.51

Total Brokerage & Risk Management, as adjusted	$1,142.8	$981.7	16%	$233.7	$193.2	21%	$0.83	$0.74	12%

Results of Operations

Brokerage

The brokerage segment accounted for 72% of our revenue during the six-month period ended June 30, 2012. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities.

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

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2012 as compared to the same period in 2011, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2012	2011	Change	2012	2011	Change
Commissions	$344.7	$296.0	$48.7	$616.7	$521.7	$95.0
Fees	99.5	81.8	17.7	174.6	140.9	33.7
Supplemental commissions	16.6	14.0	2.6	33.7	27.5	6.2
Contingent commissions	10.3	7.9	2.4	29.3	24.7	4.6
Investment income and gains realized on books of business sales	2.4	4.1	(1.7)	4.5	6.4	(1.9)

Total revenues	473.5	403.8	69.7	858.8	721.2	137.6

Compensation	274.9	239.2	35.7	532.0	449.2	82.8
Operating	80.0	69.5	10.5	150.0	126.5	23.5
Depreciation	6.1	5.4	0.7	11.8	10.1	1.7
Amortization	25.4	17.7	7.7	45.9	33.5	12.4
Change in estimated acquisition earnout payables	(5.2)	(2.5)	(2.7)	(2.7)	(1.7)	(1.0)

Total expenses	381.2	329.3	51.9	737.0	617.6	119.4

Earnings before income taxes	92.3	74.5	17.8	121.8	103.6	18.2
Provision for income taxes	35.3	30.4	4.9	47.1	41.8	5.3

Net earnings	$57.0	$44.1	$12.9	$74.7	$61.8	$12.9

Diluted net earnings per share	$0.47	$0.39	$0.08	$0.62	$0.55	$0.07

Other Information
Change in diluted net earnings per share	21%	8%		12%	(6%)
Growth in revenues	17%	16%		19%	11%
Organic change in commissions and fees	5%	2%		4%	2%
Compensation expense ratio	58%	59%		62%	62%
Operating expense ratio	17%	17%		17%	18%
Effective income tax rate	38%	41%		39%	40%
Workforce at end of period (includes acquisitions)				8,368	7,848
Identifiable assets at June 30				$3,955.7	$3,530.6

	Three-month period			Six-month period
	ended June 30,			ended June 30,
	2012	2011	Change	2012	2011	Change
EBITDAC
Net earnings	$57.0	$44.1	$12.9	$74.7	$61.8	$12.9
Provision for income taxes	35.3	30.4	4.9	47.1	41.8	5.3
Depreciation	6.1	5.4	0.7	11.8	10.1	1.7
Amortization	25.4	17.7	7.7	45.9	33.5	12.4
Change in estimated acquisition earnout payables	(5.2)	(2.5)	(2.7)	(2.7)	(1.7)	(1.0)

EBITDAC	$118.6	$95.1	$23.5	$176.8	$145.5	$31.3

EBITDAC margin	25%	24%		21%	20%
EBITDAC growth	25%	14%		22%	2%

The following provides non-GAAP information that management believes is helpful when comparing 2012 EBITDAC and adjusted EBITDAC to the same period in 2011 (in millions):

	Three-month period		Six- month period
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Total EBITDAC - see computation above	$118.6	$95.1	$176.8	$145.5
Gains from books of business sales	—	(2.5)	(0.7)	(3.6)
Heath Lambert integration costs	4.1	3.0	8.1	3.0
Earnout related compensation charge	—	5.8	—	5.8
Workforce and lease termination related charges	0.8	0.4	3.6	1.9

Adjusted EBITDAC	$123.5	$101.8	$187.8	$152.6

Adjusted EBITDAC change	21.3%		23.1%

Adjusted EBITDAC margin	26.1%	25.4%	21.9%	21.3%

Adjusted EBITDAC margin excluding Heath Lambert	26.7%	25.8%	22.4%	21.4%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($164.0 million). As of the acquisition date, Heath Lambert generated business in nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. The transaction was initially expected to generate approximately $145.0 million to $155.0 million in annualized revenue. We expect that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations. The following provides non-GAAP information of Heath Lambert that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our results for three-month and six-month periods ended June 30, 2012 (in millions):

	Three Months	Six Months
Total revenues	$36.6	$68.7
Compensation	(20.7)	(41.4)
Compensation - integration costs	(2.0)	(4.8)
Operating	(8.4)	(15.7)
Operating - integration costs	(2.1)	(3.3)

EBITDAC	$3.4	$3.5

Adjusted EBITDAC (excludes integration costs)	$7.5	$11.6

Adjusted EBITDAC margin (excludes integration costs)	20.5%	16.9%

Amortization	$1.1	$2.8

As expected, until the integration process is completed in 2013, the Heath Lambert operations will reduce the overall Brokerage Segment adjusted EBITDAC margins. Heath Lambert’s current operating structure tends to produce lower compensation expense ratios and higher operating expense ratios in comparison to our other non-Heath Lambert related brokerage operations.

Our adjusted EBITDAC margin excluding Heath Lambert was 26.7% and 22.4% for the three-month and six-month periods ended June 30, 2012. Our adjusted EBITDAC margin was 26.1% and 21.9% for the three-month and six-month periods ended June 30, 2011.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended June 30, 2012 compared to the same period in 2011, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2012 ($52.7 million). Commissions and fees in the three-month period ended June 30, 2012 included new business production and renewal rate increases of $58.7 million, which was partially offset by lost business of $45.0 million. Commissions increased 16% and fees increased 22% in the three-month period ended June 30, 2012 compared to the same period in 2011. Organic growth in commissions and fee revenues for the three-month period ended June 30, 2012 was 5% compared to 2% for the same period in 2011, principally due to net new business production and premium rate increases.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2012 compared to the same period in 2011, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2012 ($108.7 million). Commissions and fees in the six-month period ended June 30, 2012 included new business production and renewal rate increases of $94.7 million, which was partially offset by lost business of $74.7 million. Commissions increased 18% and fees increased 24% in the six-month period ended June 30, 2012 compared to the same period in 2011. Organic growth in commissions and fee revenues for the six-month period ended June 30, 2012 was 4% compared to 2% for the same period in 2011, principally due to net new business production and premium rate increases.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2012 and 2011 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue
For the Three-Month Periods Ended June 30,	2012	2011	2011	2010
Base Commissions and Fees
Commission revenues as reported	$344.7	$296.0	$296.0	$257.0
Fee revenues as reported	99.5	81.8	81.8	68.5
Less commission and fee revenues from acquisitions	(52.7)	—	(42.3)	—
Less disposed of operations	—	(3.0)	—	—
Levelized foreign currency translation	—	(1.9)	—	3.1

Organic base commission and fee revenues	$391.5	$372.9	$335.5	$328.6

Organic change in base commission and fee revenues	5.0%		2.1%

Supplemental Commissions
Supplemental commissions as reported	$16.6	$14.0	$14.0	$10.6
Less supplemental commissions from acquisitions	(2.8)	—	(0.1)	—
Less disposed of operations	—	(0.1)	—	—

Organic supplemental commissions	$13.8	$13.9	$13.9	$10.6

Organic change in supplemental commissions	-0.7%		31.1%

Contingent Commissions
Contingent commissions as reported	$10.3	$7.9	$7.9	$8.7
Less contingent commissions from acquisitions	(1.0)	—	(1.0)	—

Organic contingent commissions	$9.3	$7.9	$6.9	$8.7

Organic change in contingent commissions	17.7%		-20.7%

	2012 Organic Revenue		2011 Organic Revenue
For the Six-Month Periods Ended June 30,	2012	2011	2011	2010
Base Commissions and Fees
Commission revenues as reported	$616.7	$521.7	$521.7	$461.2
Fee revenues as reported	174.6	140.9	140.9	123.4
Less commission and fee revenues from acquisitions	(108.7)	—	(63.0)	—
Less disposed of operations	—	(5.7)	—	—
Levelized foreign currency translation	—	(2.0)	—	3.9

Organic base commission and fee revenues	$682.6	$654.9	$599.6	$588.5

Organic change in base commission and fee revenues	4.2%		1.9%

Supplemental Commissions
Supplemental commissions as reported	$33.7	$27.5	$27.5	$38.5
Less supplemental commissions from acquisitions	(5.5)	—	(0.7)	—
Less disposed of operations	—	(0.4)	—	—
Timing items, net	—	—	—	(14.7)

Organic supplemental commissions	$28.2	$27.1	$26.8	$23.8

Organic change in supplemental commissions	4.1%		12.6%

Contingent Commissions
Contingent commissions as reported	$29.3	$24.7	$24.7	$24.2
Less contingent commissions from acquisitions	(3.4)	—	(2.9)	—

Organic contingent commissions	$25.9	$24.7	$21.8	$24.2

Organic change in contingent commissions	4.9%		-9.9%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2012, 2011 and 2010 by quarter are shown in the table below. As previously disclosed, many insurance carriers provide sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2012, 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. We anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

An analysis of supplemental and contingent commission revenues recognized in 2012, 2011 and 2010 by quarter is as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Reported supplemental commissions	$17.1	$16.6			$33.7
Reported contingent commissions	19.0	10.3			29.3

Reported supplemental and contingent commissions	$36.1	$26.9			$63.0

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $3.5 million and $2.5 million, respectively, for the three-month periods ended June 30, 2012 and 2011 and $4.2 million and $3.6 million, respectively, for the six-month periods ended June 30, 2012 and 2011. Offsetting the one-time gains related to sales of books of business for the three-month and six-month periods ended June 30, 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM. Investment income in the three-month and six-month periods ended June 30, 2012 increased slightly compared to the same period in 2011.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 compensation expenses with the same period in 2011 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Reported amounts	$274.9	$239.2	$532.0	$449.2
Heath Lambert integration costs	(2.0)	(1.2)	(4.8)	(1.2)
Earnout related compensation charge	—	(5.8)	—	(5.8)
Workforce related charges	(0.8)	(0.4)	(3.6)	(1.9)

Adjusted amounts	$272.1	$231.8	$523.6	$440.3

Adjusted revenues - see page 32	$473.5	$401.3	$858.1	$717.6

Adjusted ratios	57.5%	57.8%	61.0%	61.4%

The increase in compensation expense for the three-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($34.0 million in the aggregate), increases in employee benefits ($6.2 million), stock compensation expense ($0.6 million), severance related costs ($0.4 million) and temporary staffing ($0.3 million) offset by a decrease in earnout related compensation charges ($5.8 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2012.

The increase in compensation expense for the six-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($72.0 million in the aggregate), increases in employee benefits ($13.7 million), severance related costs ($1.7 million), stock compensation expense ($0.8 million) and temporary staffing ($0.4 million) offset by a decrease in earnout related compensation charges ($5.8 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2012.

During second quarter 2011, we recognized $5.8 million of compensation expense for an earnout obligation related to a prior year acquisition. Pursuant to ASC Subtopic 805-10-55-25 (formerly EITF 95-8), the portion of the earnout obligation that was paid to our existing employees by the sellers after the earnout was settled, must be recorded as compensation expense in our consolidated statement of earnings.

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing 2012 operating expenses with the same period in 2011 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Reported amounts	$80.0	$69.5	$150.0	$126.5
Heath Lambert integration costs	(2.1)	(1.8)	(3.3)	(1.8)

Adjusted amounts	$77.9	$67.7	$146.7	$124.7

Adjusted revenues - see page 32	$473.5	$401.3	$858.1	$717.6

Adjusted ratios	16.5%	16.9%	17.1%	17.4%

The increase in operating expenses for the three-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to unfavorable foreign currency translation ($0.1 million) and increases in other expense ($3.9 million), office expense ($3.7 million), net rent and utilities ($1.8 million), professional fees ($1.5 million), sales development expense ($1.1 million), travel and entertainment expense ($0.5 million) and licenses and fees ($0.4 million) slightly offset by decreases in business insurance ($2.3 million) and bad debt expense ($0.2 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2012 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2012.

The increase in operating expenses for the six-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in office expense ($6.6 million), professional fees ($6.1 million), other expense ($5.2 million), net rent and utilities ($3.4 million), sales development expense ($3.1 million), licenses and fees ($1.7 million), travel and entertainment expense ($0.9 million) and bad debt expense ($0.3 million) slightly offset by a decrease in business insurance ($3.7 million). Also contributing to the increase in operating expenses in the six-month period ended June 30, 2012 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2012.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2012 increased slightly compared to the same period in 2011 due to expenses associated with acquisitions completed in the twelve-month period ended June 30, 2012.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the last twelve months. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2012, we wrote off $3.1 million of amortizable intangible assets to the brokerage segment. No indicators of impairment were noted in the three-month and six-month periods ended June 30, 2011.

Change in estimated acquisition earnout payables - The decrease in expense from the change in estimated acquisition earnout payables in the three-month period ended June 30, 2012 compared to the same period in 2011, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2012 and 2011, we recognized $2.2 million and $1.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. During the six-month periods ended June 30, 2012 and 2011, we recognized $4.6 million and $3.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2012 acquisitions. In addition, during the three-month periods ended June 30, 2012 and 2011, we recognized $7.4 million and $4.4 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for thirteen and four acquisitions, respectively. During the six-month periods ended June 30, 2012 and 2011, we recognized $7.3 million and $5.6 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for nineteen and seven acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 38.2% and 40.8%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 38.7% and 40.3%, respectively. The brokerage segment’s effective tax rate for the both the three-month and six-month periods ended June 30, 2012 were lower than the same periods in 2011 primarily due to the resolution of prior year foreign tax matters, which resulted in a net decrease in the income tax provisions of $2.3 million. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 24% of our revenue during the six-month period ended June 30, 2012. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2012 as compared to the same period in 2011, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2012	2011	Change	2012	2011	Change
Fees	$142.7	$132.9	$9.8	$283.2	$262.8	$20.4
Investment income	0.7	0.6	0.1	1.5	1.3	0.2

Total revenues	143.4	133.5	9.9	284.7	264.1	20.6

Compensation	84.9	84.2	0.7	170.3	166.9	3.4
Operating	36.2	35.3	0.9	68.5	68.0	0.5
Depreciation	3.9	3.6	0.3	7.8	6.9	0.9
Amortization	0.8	0.6	0.2	1.4	1.2	0.2

Total expenses	125.8	123.7	2.1	248.0	243.0	5.0

Earnings before income taxes	17.6	9.8	7.8	36.7	21.1	15.6
Provision for income taxes	6.8	3.9	2.9	14.2	8.3	5.9

Net earnings	$10.8	$5.9	$4.9	$22.5	$12.8	$9.7

Diluted net earnings per share	$0.09	$0.05	$0.04	$0.19	$0.12	$0.07

Other information
Change in diluted net earnings per share	80%	(38%)		58%	(29%)
Growth in revenues	7%	20%		8%	19%
Organic change in fees	8%	6%		8%	6%
Compensation expense ratio	59%	63%		60%	63%
Operating expense ratio	25%	26%		24%	26%
Effective income tax rate	39%	40%		39%	39%
Workforce at end of period (includes acquisitions)				4,263	4,219
Identifiable assets at June 30				$537.8	$511.1

EBITDAC
Net earnings	$10.8	$5.9	$4.9	$22.5	$12.8	$9.7
Provision for income taxes	6.8	3.9	2.9	14.2	8.3	5.9
Depreciation	3.9	3.6	0.3	7.8	6.9	0.9
Amortization	0.8	0.6	0.2	1.4	1.2	0.2

EBITDAC	$22.3	$14.0	$8.3	$45.9	$29.2	$16.7

EBITDAC margin	16%	10%		16%	11%
EBITDAC growth (decline)	59%	(15%)		57%	(17%)

The following provides non-GAAP information that management believes is helpful when comparing 2012 EBITDAC and adjusted EBITDAC to the same periods in 2011 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Total EBITDAC-see computation above	$22.3	$14.0	$45.9	$29.2
GAB Robins integration costs	—	3.0	—	7.2
Workforce related charges	—	3.1	—	4.0
Lease termination related charges	—	—	—	0.2

Adjusted EBITDAC	$22.3	$20.1	$45.9	$40.6

Adjusted EBITDAC change	11.0%		13.1%

Adjusted EBITDAC margin	15.6%	15.1%	16.1%	15.4%

Fees - The increase in fees for the three-month period ended June 30, 2012 compared to the same period in 2011 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $14.3 million), which were partially offset by lost business of $4.5 million. Organic growth in fee revenues for the three-month period ended June 30, 2012 was 8% compared to 6% for the same period in 2011.

The increase in fees for the six-month period ended June 30, 2012 compared to the same period in 2011 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $30.8 million), which were partially offset by lost business of $10.4 million. Organic growth in fee revenues for the six-month period ended June 30, 2012 was 8% compared to 6% for the same period in 2011.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2012 and 2011 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue
For the Three-Month Periods Ended June 30,	2012	2011	2011	2010
Base domestic and international fees	$135.6	$125.4	$125.4	$107.1
Less fees from acquisitions	(0.3)	—	(11.7)	—
Levelized foreign currency translation	—	(1.4)	—	3.5

Organic base domestic and international fees	135.3	124.0	113.7	110.6
International performance bonus fees	5.2	3.1	3.1	3.8
Adjusting fees related to international natural disasters	1.9	4.4	4.4	—

Organic fees	$142.4	$131.5	$121.2	$114.4

Organic change in fees	8.3%		5.9%

Organic change in base domestic and international fees only	9.1%		2.8%

	2012 Organic Revenue		2011 Organic Revenue
For the Six-Month Periods Ended June 30,	2012	2011	2011	2010
Base domestic and international fees	$268.0	$249.0	$249.0	$214.0
Less fees from acquisitions	(1.0)	—	(23.2)	—
Levelized foreign currency translation	—	(0.7)	—	5.3

Organic base domestic and international fees	267.0	248.3	225.8	219.3
International performance bonus fees	9.5	6.1	6.1	7.0
Adjusting fees related to international natural disasters	5.7	7.7	7.7	—

Organic fees	$282.2	$262.1	$239.6	$226.3

Organic change in fees	7.7%		5.9%

Organic change in base domestic and international fees only	7.6%		16.4%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2012 remained relatively unchanged compared to the same period in 2011.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 compensation expenses with the same period in 2011 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Reported amounts	$84.9	$84.2	$170.3	$166.9
GAB Robins integration costs	—	(2.3)	—	(5.4)
Workforce and lease termination related charges	—	(1.6)	—	(2.5)

Adjusted amounts	$84.9	$80.3	$170.3	$159.0

Adjusted revenues - see page 32	$143.4	$133.5	$284.7	$264.1

Adjusted ratios	59.2%	60.2%	59.8%	60.2%

The increase in compensation expense for the three-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increased headcount and salaries ($4.3 million) and employee benefits expense ($1.7 million) offset by favorable foreign currency translation ($0.8 million) and decreases in GAB Robins integration costs ($2.3 million), severance expense ($1.6 million) and temporary-staffing expense ($0.6 million).

The increase in compensation expense for the six-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increased headcount and salaries ($10.1 million), employee benefits expense ($3.0 million) and stock compensation expense ($0.1 million) offset by favorable foreign currency translation ($0.3 million) and decreases in GAB Robins integration costs ($5.4 million), severance expense ($2.5 million) and temporary-staffing expense ($1.6 million).

Operating expenses—The following provides non-GAAP information that management believes is helpful when comparing 2012 operating expenses with the same period in 2011 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
Reported amounts	$36.2	$35.3	$68.5	$68.0
GAB Robins integration costs	—	(0.7)	—	(1.8)
Workforce and lease termination related charges	—	(1.5)	—	(1.7)

Adjusted amounts	$36.2	$33.1	$68.5	$64.5

Adjusted revenues - see page 32	$143.4	$133.5	$284.7	$264.1

Adjusted ratios	25.2%	24.8%	24.1%	24.4%

The increase in operating expenses for the three-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in professional fees ($1.4 million), bad debt expense ($0.7 million), other expense ($0.4 million) and sales development expense ($0.3 million) offset by decreases in GAB Robins integration costs ($0.7 million), office expenses ($0.7 million), licenses and fees ($0.2 million), net rent and utilities ($0.2 million) and travel and entertainment ($0.1 million).

The increase in operating expenses for the six-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in professional fees ($2.5 million), sales development expenses ($1.0 million), other expense ($0.6 million) and bad debt expense ($0.6 million) offset by decreases in GAB Robins integration costs ($1.8 million), office expenses ($0.9 million), travel and entertainment ($0.7 million), business insurance ($0.5 million), licenses and fees ($0.3 million) and lease termination charges ($0.2 million).

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2012 compared to the same period in 2011 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased slightly in the three-month and six-month periods ended June 30, 2012 compared to the same period in 2011. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month and six-month periods ended June 30, 2012 and 2011.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 38.6% and 39.8%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 38.7% and 39.3%, respectively. We anticipate reporting an effective tax rate of approximately 38.0% to 40.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See our consolidated financial statements included herein for a summary of our investments as of June 30, 2012 (unaudited) (Note 11) and included in our most recent Annual Report on Form 10-K for a discussion as of December 31, 2011 (Note 12) and a detailed discussion of the nature of these investments. See our consolidated financial statements included herein for a summary of our debt as of June 30, 2012 (unaudited) (Note 5) and included in our most recent Annual Report on Form 10-K for a discussion as of December 31, 2011 (Note 6).

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2012 as compared to the same periods in 2011 is as follows: (in millions, except per share and percentages):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2012	2011	Change	2012	2011	Change
Revenues from consolidated clean coal production plants	$26.0	$9.9	$16.1	$41.7	$9.9	$31.8
Royalty income from clean coal licenses	6.2	0.5	5.7	11.5	0.5	11.0
Loss from unconsolidated clean coal production plants	(0.4)	(1.2)	0.8	(1.3)	(2.3)	1.0
Other net revenues	1.2	(0.4)	1.6	1.3	0.1	1.2

Total revenues	33.0	8.8	24.2	53.2	8.2	45.0

Cost of revenues from consolidated clean coal production plants	29.0	11.7	17.3	46.7	11.7	35.0
Compensation	4.3	1.4	2.9	6.2	3.8	2.4
Operating	7.5	3.4	4.1	13.5	7.7	5.8
Interest	10.8	10.6	0.2	21.4	20.1	1.3
Depreciation	0.2	0.1	0.1	0.3	0.2	0.1

Total expenses	51.8	27.2	24.6	88.1	43.5	44.6

Loss before income taxes	(18.8)	(18.4)	(0.4)	(34.9)	(35.3)	0.4
Benefit for income taxes	(22.7)	(10.1)	(12.6)	(37.5)	(17.6)	(19.9)

Net earnings (loss)	$3.9	$(8.3)	$12.2	$2.6	$(17.7)	$20.3

Diluted net earnings (loss) per share	$0.03	$(0.07)	$0.10	$0.02	$(0.16)	$0.18

Identifiable assets at June 30				$640.1	$540.2

EBITDAC
Net earnings (loss)	$3.9	$(8.3)	$12.2	$2.6	$(17.7)	$20.3
Benefit for income taxes	(22.7)	(10.1)	(12.6)	(37.5)	(17.6)	(19.9)
Interest	10.8	10.6	0.2	21.4	20.1	1.3
Depreciation	0.2	0.1	0.1	0.3	0.2	0.1

EBITDAC	$(7.8)	$(7.7)	$(0.1)	$(13.2)	$(15.0)	$1.8

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants—This represents revenues from the two leased facilities noted below. In April 2011 and April 2012, we entered into separate agreements to lease two IRC Section 45 facilities and began to produce and sell refined coal from their operations. Due to our control over the operations of the leased facilities, we were required to consolidate their operating results starting in April 2011 and 2012, respectively.

The increase in the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, is due to increased production from these leased facilities.

As of January 1, 2012, we relinquished control in connection with the sale of majority interests in our investments in five of the 2011 Era Plants, which resulted in the deconsolidation of these operations. We continue to consolidate the results of the remaining ten plants, which are currently not operating, as we seek, negotiate and finalize long-term purchase commitments and co-investors.

•

Royalty income from clean coal licenses - This represents revenues related to Chem-Mod LLC. We have a 42% ownership interest in Chem-Mod and, as its manager, are required to consolidate its operations. There was a very limited amount of production of refined coal by Chem-Mod’s licensees in the three-month and six-month periods ended June 30, 2011. Expenses related to royalty income of Chem-Mod in the three-month periods ended June 30, 2012 and 2011, including non-controlling interest, were $3.8 million and $0.4 million, respectively. Expenses related to royalty income of Chem-Mod in the six-month periods ended June 30, 2012 and 2011, including non-controlling interest, were $7.0 million and $0.7 million, respectively.

•

Loss from unconsolidated clean coal production plants - This includes losses related to our equity portion of the pretax operating results from the unconsolidated clean coal production plants, offset by the production based income from the majority investors of the twelve 2009 Era Plants, in which we became non-controlling, minority investors as of March 1, 2010, and the five 2011 Era Plants in which we became non-controlling, minority investors as of January 1, 2012.

The decrease in losses in both the three-month and six-month periods ended June 30, 2012, is due to very low production in 2011, with no production based income from majority investors, and a large increase in production in 2012, more than offset by production based income from majority investors.

There were stoppages in refined coal production due to testing at two 2009 Era Plants starting in May 2012. There were also decreases in refined coal production due to testing at two of the five 2011 Era Plants starting in March 2012. The impacts of these are included in the results discussed above.

•

Other net revenues - In 2012 and 2011, other net revenues includes our equity portion of the earnings from our investment in three venture capital funds. In second quarter 2011, we recorded a $0.4 million impairment write-down of our investment in a biomass energy venture, which was subsequently sold in fourth quarter 2011.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2012 and 2011 primarily represents the expenses incurred by the leased clean coal production operations to generate the consolidated revenues discussed above.

Compensation expense - Compensation expense for the three-month periods ended June 30, 2012 and 2011, respectively, includes salary and benefit expenses of $2.2 million and $1.4 million and incentive compensation of $2.1 million and zero, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2012 compared to the same period in 2011 is due primarily to severance expense of $0.5 million and additional headcount. The increase in incentive compensation expenses for the three-month period ended June 30, 2012 compared to the same period in 2011 is primarily due to the performance of the clean energy investments and other Corporate initiatives in 2012.

Compensation expense for the six-month periods ended June 30, 2012 and 2011, respectively, includes salary and benefit expenses of $3.8 million and $2.7 million and incentive compensation of $2.4 million and $1.1 million, respectively. The increase in salary and benefits for the six-month period ended June 30, 2012 compared to the same period in 2011 is due primarily to severance expense of $0.5 million in second quarter of 2012 and additional headcount. The increase in incentive compensation expenses for the six-month period ended June 30, 2012 compared to the same period in 2011 is primarily due to the performance of the clean energy investments and other Corporate initiatives in 2012, partially offset by a change in estimate in 2012 of the prior year’s discretionary bonus accrual.

Operating expenses - Operating expense in the three-month period ended June 30, 2012 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to 2012 acquisitions of $1.7 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.8 million and other corporate and clean energy related expenses of $1.2 million.

Operating expense in the three-month period ended June 30, 2011 includes banking and related fees of $0.8 million, company-wide award and sales meeting expense of $0.2 million, external professional fees and other due diligence costs related to 2011 acquisitions of $1.0 million, operating expenses and professional fees related to royalty income of $0.4 million and other corporate operating and clean energy related expenses of $1.0 million.

Operating expense in the six-month period ended June 30, 2012 includes banking and related fees of $1.6 million, external professional fees and other due diligence costs related to 2012 acquisitions of $2.3 million, operating expenses, professional fees and non-controlling interest related to royalty income of $7.0 million and other corporate and clean energy related expenses of $2.6 million.

Operating expense in the six-month period ended June 30, 2011 includes banking and related fees of $1.6 million, company-wide award and sales meeting expense of $0.7 million, external professional fees and other due diligence costs related to 2011 acquisitions of $2.7 million, operating expenses and professional fees related to royalty income of $0.7 million and other corporate operating and clean energy related expenses of $2.0 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2012, compared to the same period in 2011, is due to increased interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($0.8 million for the six-month period), and increased interest on borrowings from our Credit Agreement ($0.5 million for the six-month period).

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2012 was relatively unchanged compared to the same periods in 2011.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended June 30, 2012 was 21.3% compared to 36.7% for the same period in 2011. Our consolidated effective tax rate for the six-month period ended June 30, 2012 was 19.3% compared to 36.4% for the same period in 2011. The effective tax rates for the three-month and six-month periods ended June 30, 2012 and 2011 were lower than the statutory rate primarily due to the IRC Section 45 tax credits generated during 2012 and 2011. There were $24.1 million and $4.0 million of tax credits recognized in the six-month periods ended June 30, 2012 and 2011, respectively. There were $21.3 million and $1.5 million of tax credits generated in the six-month periods ended June 30, 2012 and 2011, respectively.

The following provides non-GAAP information that we believe is helpful when comparing 2012 and 2011 operating results for the corporate segment (in millions):

	2012			2011
Three-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(11.6)	$4.6	$(7.0)	$(11.3)	$4.5	$(6.8)
Clean energy investments	(3.2)	16.6	13.4	(4.6)	4.6	—
Acquisition costs	(1.7)	0.4	(1.3)	(1.0)	—	(1.0)
Corporate	(2.3)	1.1	(1.2)	(1.5)	1.0	(0.5)

Total	$(18.8)	$22.7	$3.9	$(18.4)	$10.1	$(8.3)

	2012			2011
Six-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(22.9)	$9.1	$(13.8)	$(21.6)	$8.6	$(13.0)
Clean energy investments	(5.4)	26.0	20.6	(7.2)	6.8	(0.4)
Acquisition costs	(2.3)	0.5	(1.8)	(2.7)	0.5	(2.2)
Corporate	(4.3)	1.9	(2.4)	(3.8)	1.7	(2.1)

Total	$(34.9)	$37.5	$2.6	$(35.3)	$17.6	$(17.7)

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

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

•

2009 Era Plants - Twelve plants are operating under long-term production contracts. At June 30, 2012, our net carrying value of these investments was $8.4 million and collectively they could potentially generate approximately $4.3 million of net after-tax earnings per quarter through 2019. We are seeking long-term production contracts and co-investors for the other two plants. At June 30, 2012, our net carrying value of these two investments was $1.4 million. We cannot predict when these two plants will resume production of refined coal or the amount of refined coal that will ultimately be produced.

•

2011 Era Plants - Five plants are operating under long-term production contracts. Our carrying value of these investments at June 30, 2012 was $10.6 million and collectively they could potentially generate approximately $8.0 million of net after-tax earnings per quarter through 2021. In July 2012, we signed a long-term production agreement for another plant that is currently not operating. Our carrying value of this investment at June 30, 2012 was $0.7 million and it could potentially generate approximately $2.0 million of net after-tax earnings per quarter through 2021. We also have a non-binding long-term production agreement for two plants that are currently not operating. Our carrying value of these investments at June 30, 2012 was $1.4 million and collectively they could potentially generate approximately $3.0 million of net after-tax earnings per quarter through 2021 once production resumes. We are seeking long-term production contracts for the other seven plants, which had a carrying value of $4.7 million at June 30, 2012.

•

For those plants that are not yet operating under long-term production contracts, we estimate that we will invest an additional $2.0 million per plant, net of co-investor funding, to connect and house each of these plants. We plan to sell majority ownership interests in such plants to co-investors and relinquish control of the plants thereby becoming a non-controlling, minority investor.

•

Our investment in Chem-Mod generates royalty income from clean energy plants owned by those limited liability companies in which we invest as well as clean energy plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could potentially generate for us approximately $2.5 million of net after-tax earnings per quarter.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2011 and 2012, we relied to a large extent on proceeds from borrowings under our Credit Agreement. In addition, for acquisitions made in the six-month period ended June 30, 2011, we used proceeds from the $125.0 million note purchase agreement we entered into on February 10, 2011.

Cash provided by operating activities was $63.0 million and $96.3 million for the six-month periods ended June 30, 2012 and 2011 respectively. The decrease in cash provided by operating activities during the six-month period ended June 30, 2012 compared to the same period in 2011 was primarily due to unfavorable timing differences in the receipts and disbursements of fiduciary funds and increases in payments related to incentive compensation and interest payments. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2012 plan year. We were required to make a minimum contribution of $0.3 million to the plan for the 2011 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During each of the six-month periods ended June 30, 2012 and 2011, we made discretionary contributions of $3.6 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2012 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $26.6 million and $22.3 million for the six-month periods ended June 30, 2012 and 2011, respectively. In 2012, we expect total expenditures for capital improvements to be approximately $55.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $77.1 million and $214.5 million in the six-month periods ended June 30, 2012 and 2011, respectively. We completed 27 acquisitions and 13 acquisitions, which included the $163.5 million in cash paid for the Heath Lambert acquisition, in the six-month periods ended June 30, 2012 and 2011, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2012 and 2011 totaled approximately $98.9 million and $211.3 million, respectively.

During the six-month period ended June 30, 2012, we issued 425,000 shares of our common stock and paid $3.4 million in cash related to earnout obligations for four acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million. During the six-month period ended June 30, 2011, we issued 153,000 shares of our common stock, paid $4.4 million in cash and accrued $11.2 million in liabilities related to earnout obligations for fifteen acquisitions made prior to 2009 and recorded additional goodwill of $10.3 million.

Dispositions - During the six-month periods ended June 30, 2012 and 2011, we sold several small books of business and recognized one-time gains of $4.2 million and $3.6 million, respectively. We received cash proceeds of $8.2 million and $11.9 million related to the 2012 and 2011 transactions, respectively. Offsetting the one-time gains related to sales of books of business for the six-month period ended June 30, 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM.

Clean Energy Investments - We have invested in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. We believe these investments will increase our cash flows and liquidity by generating tax credits that will reduce our current and future tax payments. Please see “Clean energy investments” beginning on page 47 for a more detailed description of these investments (including the reference therein to risks and uncertainties.)

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items (i.e., EBITDAC), have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2012 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (described below under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business or if our acquisition program accelerates significantly.

Cash Flows From Financing Activities

Our Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At June 30, 2012, $48.0 million of borrowings were outstanding under the Credit Agreement. Due to the borrowings and outstanding letters of credit, $436.1 million remained available for potential borrowings under the Credit Agreement at June 30, 2012.

We use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the six-month period ended June 30, 2012, we borrowed $162.0 million and repaid $124.0 million under our Credit Agreement. In the six-month period ended June 30, 2011, we borrowed $85.0 million and repaid $50.0 million under our Credit Agreement. Principal uses of the 2012 borrowings were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

In first quarter 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $125.0 million in aggregate debt. At June 30, 2012, we had $675.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2011, 2009 and 2007 and a cash and cash equivalent balance of $282.1 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

On July 10, 2012, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 3.99% Senior Notes, Series F, due July 10, 2020, in a private placement. These notes require semi-annual payments of interest that are due in January and July of each year. We intend to use the net proceeds of this debt transaction to fund acquisitions and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at June 30, 2012.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2012, we declared $82.0 million in cash dividends on our common stock, or $.68 per common share. On July 26, 2012, we announced a quarterly dividend for third quarter 2012 of $.34 per common share, a 3% increase over third quarter 2011. It is anticipated this dividend level will result in annualized net cash used by financing activities in 2012 of approximately $164.5 million (based on the number of outstanding shares as of June 30, 2012) or an anticipated increase in cash used of approximately $15.0 million compared to 2011.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2012 and 2011 were $48.6 million and $46.7 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP – 868,000 shares of our common stock were available for this purpose) were available for grant under the LTIP at June 30, 2012. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2012 and 2011 and we believe this favorable trend will continue in the foreseeable future.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 12 to our unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of these obligations and commitments.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2012. We did not have any material dispositions during the six-month periods ended June  30, 2012 and 2011.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2012 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2012 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2012.

At June 30, 2012, we had $675.0 million of borrowings outstanding under our note purchase agreements. The aggregate fair value of these borrowings at June 30, 2012 was $765.0 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2012 and the resulting fair value would be $32.2 million higher than their carrying value (or $707.2 million).

As of June 30, 2012, we had $48.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximates their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2012, and the resulting fair value would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from our U.K. based brokerage subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Brazilian, Canadian, Indian, Jamaican, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2012 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2012 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2012 and 2011, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. In addition, during the six-month period ended June 30, 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2012 and 2011.

Item 4. Controls and Procedures

As of June 30, 2012, our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the second quarter of 2012. Under the repurchase plan, as of June 30, 2012, we continue to have the authority to repurchase approximately 10,000,000 shares of our common stock. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the second quarter of 2012, we issued an aggregate of 1,677,000 unregistered shares of our common stock, with an aggregate share value of approximately $60.6 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, which were each sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(in millions)
Schiff, Kreidler-Shell Insurance and Risk Services	May 4, 2012	744,000	$27.6
The Besselman & Little Agency, LLC	May 8, 2012	195,000	7.1
InvestLinc Business Resources, Inc.	May 9, 2012	47,000	1.7
VEBA Service Group, LLC	May 9, 2012	162,000	5.9
Professional Claims Managers, Inc.	May 18, 2012	175,000	6.0
Grossman & Associates, Inc.	June 6, 2012	99,000	3.4
Broker Benefit Services, L.L.C	June 7, 2012	180,000	6.3
Whitehaven Insurance Group, Inc.	June 19, 2012	75,000	2.6

Item 6. Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

4.1	Note Purchase Agreement, dated as of July 10, 2012, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to same exhibit number to our Form 8-K Current Report dated July 11, 2012, File No. 1-9761).

#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: August 1, 2012	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June  30, 2012

Exhibit Index

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability provisions of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by reference in such filings.