Form 10-K
period 2012-12-31
GALLAGHER ARTHUR J & CO
filed 2013-02-08
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2012 (the last day of the registrant’s most recently completed second quarter) was $3,717,500,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2013 was 125,870,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2013 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage and third-party claims settlement and administration services to entities in the United States (U.S.) and abroad. We believe that our major strength is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

Since our founding in 1927, we have grown from a one-man agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 16, 2012 edition, and the world’s largest property/casualty third-party claims administrator, according to Business Insurance magazine’s August 13, 2012 edition. We generate approximately 80% of our revenues domestically, with the remaining 20% derived primarily from operations in Australia, Bermuda, Canada, New Zealand and the United Kingdom (U.K.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2012 of approximately $4.4 billion. Information in this report is as of December 31, 2012 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

We have three reporting segments: brokerage, risk management and corporate, which contributed approximately 73%, 22% and 5%, respectively, to 2012 revenues.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; and expectations regarding our investments, including our clean energy investments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn, as well as uncertainty regarding the European debt crisis and market perceptions concerning the instability of the Euro;

•	Competitive pressures in each of our businesses;

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry, which could make it more difficult to identify targets and could make them more expensive, execution risks, integration risks, the risk of post-acquisition deterioration leading to goodwill impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption laws;

•	Failure to attract and retain experienced and qualified personnel;

•

Risks arising from our growing international operations, including the risks posed by political and economic uncertainty in certain countries, risks related to maintaining regulatory and legal compliance across multiple jurisdictions, and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment;

•	The lower level of predictability inherent in contingent and supplemental commissions versus standard commissions;

•	Sustained increases in the cost of employee benefits;

•

Failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	Inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity;

•	Failure to comply with regulatory requirements, or a change in regulations that adversely affects our operations;

•	Violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act or other anti-corruption laws;

•

Failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (which we refer to together as the 2010 Health Care Reform Legislation);

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1985 (IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions; and

•	Volatility of the price of our common stock.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Gallagher and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by law, we expressly disclaim any obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Gallagher, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2012, is as follows (in millions):

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$1,302.5	52%	$1,127.4	53%	$957.3	51%
Fees	403.2	16%	324.1	15%	274.9	15%
Supplemental commissions	67.9	3%	56.0	3%	60.8	3%
Contingent commissions	42.9	2%	38.1	2%	36.8	2%
Investment income and other	11.1	—%	10.9	—%	10.8	1%

	1,827.6	73%	1,556.5	73%	1,340.6	72%

Risk Management
Fees	568.5	22%	546.1	26%	460.1	25%
Investment income	3.2	—%	2.7	—%	2.0	—%

	571.7	22%	548.8	26%	462.1	25%

Corporate
Clean energy and other investment income	121.0	5%	29.4	1%	61.5	3%

Total revenues	$2,520.3	100%	$2,134.7	100%	$1,864.2	100%

See Note 17 to our 2012 consolidated financial statements for additional financial information, including earnings from continuing operations before income taxes and identifiable assets by segment for 2012, 2011 and 2010.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other the hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions and recognition of investment gains and losses also impact the trends in our quarterly operating results. See Note 16 to our 2012 consolidated financial statements for unaudited quarterly operating results for 2012 and 2011.

Brokerage Segment

The brokerage segment accounted for 73% of our revenues in 2012. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance, and healthcare exchange and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

We operate our brokerage operations through a network of approximately 350 sales and service offices located throughout the U.S. and in 17 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we offer client-service capabilities in more than 140 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 76% of our brokerage segment revenues in 2012. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

401(k) Solutions	Dental	Fire	Products Liability
403(b) Solutions	Directors & Officers Liability	General Liability	Professional Liability
Aviation	Disability	Life	Property
Casualty	Earthquake	Marine	Wind
Commercial Auto	Errors & Omissions	Medical	Workers Compensation

Our retail brokerage operations are organized in more than 300 geographical profit centers primarily located in the U.S., Australia, Canada and U.K. and operate within certain key niche/practice groups, which account for approximately 61% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Agribusiness	Executive Benefits	International Benefits	Religious/Not-for-Profit
Automotive	Global Risks	Marine	Restaurant
Aviation & Aerospace	Health and Welfare	Manufacturing	Retirement
Captive Consulting	Healthcare	Personal	Scholastic
Construction	Healthcare Analytics	Private Equity	Technology/Telecom
Energy	Higher Education	Professional Groups	Transportation
Entertainment	Hospitality	Public Entity	Voluntary Benefits
Environmental	Human Resources	Real Estate

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 24% of our brokerage segment revenues in 2012. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 65 geographical profit centers located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 75% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as the largest domestic managing general agent/underwriting manager according to Business Insurance magazine’s October 8, 2012 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 22% of our revenues in 2012. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 68% of our risk management segment’s revenues are from workers compensation related claims, 27% are from general and commercial auto liability related claims and 5% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

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

While this segment complements our insurance brokerage offerings, more than 88% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest property/casualty third party claims administrator according to Business Insurance magazine’s August 13, 2012 edition.

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

Corporate Segment

The corporate segment accounted for 5% of our revenues in 2012. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2012 resulted primarily from our consolidation of refined fuel operations that we control and own more than 50% of and from leased facilities we operate and control. At December 31, 2012, significant investments managed by this segment include:

Clean Coal Related Ventures

We have a 46.54% interest in a privately-held enterprise (Chem-Mod LLC) that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We also have an 8.0% interest in a privately-held start-up enterprise (C-Quest Technology LLC), which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

Tax-Advantaged Investments

Prior to January 1, 2008, we owned certain partnerships formed to develop energy that qualified for tax credits under the former IRC Section 29. These consisted of waste-to-energy and synthetic coal operations. These investments helped to substantially reduce our effective income tax rate from 2002 through 2007. The law that permitted us to claim IRC Section 29 tax credits expired on December 31, 2007. In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod’s proprietary technologies. We believe these operations produce refined coal that will qualify for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and in December 2021 for the fifteen plants we built and placed in service in 2011 (2011 Era Plants).

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2012 were as follows (in millions):

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United States	$2,006.1	80%	$1,725.1	81%	$1,613.5	87%
United Kingdom	352.3	14%	260.5	12%	148.8	8%
Other foreign, principally Australia, Bermuda and Canada	161.9	6%	149.1	7%	101.9	5%

Total revenues	$2,520.3	100%	$2,134.7	100%	$1,864.2	100%

See Notes 5, 14 and 17 to our 2012 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings from continuing operations before income taxes and identifiable assets, by segment, for 2012, 2011 and 2010.

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

We also have ownership interests in two Bermuda-based insurance companies and a Guernsey-based insurance company that operate segregated account “rent-a-captive” facilities. These facilities enable clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies are created for clients to insure their risks and capture underwriting profit and investment income, which is then available for use by the insureds generally for reducing future costs of their insurance programs.

We also have strategic brokerage alliances with a variety of international brokers in countries where we do not have a local office presence. Through a network of correspondent insurance brokers and consultants in more than 140 countries, we are able to fully serve our clients’ coverage and service needs in virtually any geographic area.

Risk Management Operations in Australia, Canada, New Zealand and the U.K.

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

We manage our brokerage operations through a network of approximately 350 sales and service offices located throughout the U.S. and in 17 other countries. We manage our third-party claims adjusting operations through a network of approximately 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2012, our largest single customer accounted for approximately 2% of total revenues and our ten largest customers represented 5% of total revenues in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

According to Business Insurance magazine’s July 16, 2012 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete with Aon plc, Marsh & McLennan Companies, Inc. and Willis Group Holdings, Ltd., each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.), Towers Watson & Co. and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies.

Our wholesale brokerage operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Swett & Crawford Group, Inc., as well as a vast number of local and regional wholesalers.

We also compete with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with us.

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party administrator based on revenues, according to Business Insurance magazine’s August 13, 2012 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company) and ESIS (a subsidiary of ACE Limited). Several large insurance companies, such as AIG Insurance and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party administrators on a regional level. We believe that our competitive position is due to our strong reputation for outstanding service and our ability to resolve customers’ losses in the most cost-efficient manner possible.

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

Business Combinations

We completed and integrated 248 acquisitions from January 1, 2002 through December 31, 2012, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. The total purchase price for individual acquisitions have typically ranged from $1 million to $50 million.

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

See Note 3 to our 2012 consolidated financial statements for a summary of our 2012 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2012, we had approximately 13,700 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

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

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, after three years of a “hard” market that began in late 2000 and was strengthened by the events of September 11th, 2001, in which premium rates were stable or increasing, in late 2003 the market experienced the return of flat or reduced premium rates (a “soft” market) in many lines and geographic areas. This put downward pressure on our commission revenues. In 2012, the market began showing signs of “firming” (as opposed to traditional “hardening”) across many lines and geographic areas. In this environment, rates increased at a moderate pace, clients could still obtain coverage, businesses continued to stay in standard-line markets and there was adequate capacity in the market. It is not clear whether this firming is sustainable given the uncertainty of the current economic environment. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

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

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While, historically, we have been able to participate in certain of these activities on behalf of our customers and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.

An economic downturn, as well as uncertainty regarding the European debt crisis and market perceptions concerning the instability of the Euro, could adversely affect our results of operations and financial condition.

An overall decline in economic activity could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact future commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, which would have an adverse effect on our results of operations and financial condition. We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our client, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom we place business could also result in errors and omissions claims against us by our clients, which could adversely affect our results of operations and financial condition.

Continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets. A potential consequence may be stagnant growth, or even recession, in the Eurozone economies and beyond, which could adversely affect our results of operations. The market instability caused by the Eurozone debt crisis has led to questions regarding the future viability of the Euro as a single currency for the region. The dissolution of the Euro (in the extreme case) could lead to further contraction in the Eurozone economies, adversely affecting our results of operations. In addition, the value of our assets held in the Eurozone, including cash holdings, would decline if currencies in the region were devalued.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations, as well as individuals, actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets that have revenues significantly larger than ours. In addition, various other competing firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. As a U.S. company with significant operations around the world, lower combined corporate tax rates in the countries where our overseas competitors are located could impact our ability to compete with such companies. We believe that the primary factors in determining our competitive position with other organizations in our industry are the quality of the services rendered and the overall costs to our clients. Losing business to competitors offering similar products at lower prices or having other competitive advantages would adversely affect our business.

In addition, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•	Increased capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	Insurance companies selling insurance directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments (for example, the 2010 Health Care Reform Legislation);

•

Federal and state governments establishing programs to provide health insurance (such as public health insurance exchanges) or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers; and

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

We have historically engaged in a large number of acquisitions of insurance brokers and benefits consulting firms. We may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth strategy and results of operations.

Historically, we have completed numerous acquisitions of insurance brokers and benefits consulting firms and may continue to make such acquisitions in the future. Our acquisition program has been an important part of our historical growth and we believe that similar acquisition activity will be critical to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely will result in us achieving slower growth. Continuing consolidation in our industry could make it more difficult to identify appropriate targets and could make them more expensive. Even if we are able to identify appropriate acquisition targets, we may not be able to execute transactions on favorable terms or integrate targets following acquisition in a manner that allows us to realize the anticipated benefits of such acquisitions. Our ability to integrate acquisitions may decrease if we complete a greater number of large acquisitions than we have historically. Our acquisitions also pose the risk of post-acquisition deterioration, which could result in lower or negative earnings contribution and/or goodwill impairment charges to earnings.

Additionally, we may incur or assume unanticipated liabilities or contingencies in connection with our acquisitions. These could include liabilities relating to regulatory or compliance issues, including, among other things, liabilities relating to violations of the FCPA, U.K. Bribery Act or other anti-corruption laws when we acquire businesses with international operations. These liabilities could also include unforeseen integration difficulties, resulting in unanticipated expense, relating to accounting, information technology, human resources, or culture and fit issues. If any of these developments occur, our growth strategy and results of operations could be adversely affected.

We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P. de C.V. (Grupo CP) in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full integration.

Our future success depends, in part, on our ability to attract and retain experienced and qualified personnel.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and we have lost key brokers to competitors in the past. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel (including the key personnel that manage our interests in our IRC Section 45 investments), or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

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

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. These include rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, the requirements of the FCPA and other anti-bribery and corruption rules and requirements in the countries in which we operate (such as the U.K. Bribery Act), as well as unexpected changes in such regulatory requirements and laws;

•	Difficulties in staffing and managing foreign operations;

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after their employment, and may make it more difficult and expensive to terminate their employment;

•	Political and economic instability (including the potential dissolution of the Euro, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances and multiple time zones, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•	Adverse changes in tax rates or discriminatory or confiscatory taxation in foreign jurisdictions;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs; and

•	Governmental restrictions on the transfer of funds to us from our operations outside the U.S.

If any of these developments occur, our results of operations and financial condition could be adversely affected.

We face a variety of risks in our risk management operations that are distinct from those we face in our brokerage operations.

Our risk management operations face a variety of risks distinct from those faced by our brokerage operations, including the risk that:

•	The favorable trend among insureds toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

•	Contracting terms will become less favorable or that the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

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

•	We may be unable to develop further efficiencies in our claims-handling business if we fail to make adequate improvements in technology or operations; and

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

The cost of current employees’ medical and other benefits, as well as pension retirement benefits and postretirement medical benefits under our legacy defined benefit plans, substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. A significant decrease in the value of our defined benefit pension plan assets or decreases in the interest rates used to discount the pension plans’ liabilities could cause an increase in pension plan costs in future years. Although we have actively sought to control increases in these costs, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

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

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. For example, our risk management segment is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. Disruptions could be caused by, among other things, restricted physical site access, terrorist activities, disease pandemics, material cybersecurity attacks, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us because of any period during which we are unable to provide services. Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

Regulatory, Legal and Accounting Risks

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business or may be less profitable.

Many of our activities are subject to regulatory supervision, including insurance industry regulation, Federal and state employment regulation and regulations promulgated by regulatory bodies such as the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) in the U.S., and the Financial Services Authority (FSA) in the U.K. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs.

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

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments (to foreign officials and otherwise) and require companies to keep accurate books and records and maintain appropriate internal controls. Our training program and policies mandate compliance with such laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.K. by the FSA, and one was investigated in the U.S. by the SEC and DOJ, for improper payments to foreign officials. These firms paid significant settlements and undertook internal investigations. If we are found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third party partners or agents), we could suffer from civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm.

Our business could be negatively impacted if we are unable to adapt our services to changes resulting from the 2010 Health Care Reform Legislation.

In June 2012, the U.S. Supreme Court upheld the constitutionality of portions of the 2010 Health Care Reform Legislation. The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. We have made significant investments in product and knowledge development to assist clients as they navigate the complex requirements of this legislation. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this law, our results of operations could be adversely impacted.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured, provide clients with appropriate consulting and claims handling services, or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 13 to our consolidated financial statements, we are subject to a number of legal proceedings, regulatory actions and other contingencies. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of any eventual monetary costs, these matters could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information from threats such as a cybersecurity attack. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. In the past, we have experienced attempts to wrongfully access our computer and information systems, which, if successful, could have resulted in harm to our business. Our systems were successful in identifying the risk and preventing unauthorized access, and management is not aware of a cybersecurity incident that has had a material effect on our operations. However, there can be no assurance that cybersecurity incidents that could have a material impact on our business will not occur.

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

See Note 12 to our consolidated financial statements for a description of these investments. Our ability to generate returns and avoid write-offs in connection with these investments is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

•

Availability of the tax credits under IRC Section 45. Our ability to claim tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the emissions reduction, “qualifying technology”, and “placed-in-service” requirements of IRC Section 45, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Additionally, Congress could modify or repeal IRC Section 45 and remove the tax credits retroactively.

•

Business risks. We are working to negotiate and finalize arrangements with potential co-investors for the purchase of equity stakes in one or more of the operations that are not currently producing refined coal. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. We could also be exposed to risk due to our lack of control over the operations if future developments, for example a regulatory change affecting public and private companies differently, causes our interests and those of our co-investors to diverge. Finally, our partners responsible for operation and management could fail to run the operations in compliance with IRC Section 45. If any of these developments occur, our investment returns may be negatively impacted.

•

Operational risks. Chem-Mod LLC’s multi-pollutant reduction technologies (The Chem-ModTM Solution) require chemicals that may not be readily available in the marketplace at reasonable costs. Utilities that use the technologies could be idled for various reasons, including operational or environmental problems at the plants or in the boilers, disruptions in the supply or transportation of coal, revocation of their Chem-Mod technologies environmental permits, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede the operations. Long-term operations using Chem-Mod’s multi-pollutant reduction technologies could also lead to unforeseen technical or other problems not evident in the short- or medium-term. A serious injury or death of a worker connected with the production of refined coal using Chem-Mod’s technologies could expose the operations to material liabilities, jeopardizing our investment, and could lead to reputational harm. In the event of any such operational problems, we may not be able to take full advantage of the tax credits.

•

Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

•

IRC Section 45 phase out provisions. IRC Section 45 contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments.

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

•

Costs of moving a commercial refined coal plant. Changes in circumstances, such as those described above, may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital.

•

Intellectual property risks. Other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or we and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. If Chem-Mod (or we and our investment and operational partners) cannot defend such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

•

Strategic alternatives risk. While we currently expect to continue to hold at least a portion of these refined coal investments, if for any reason in the future we decide to sell more of our interests, the discount rate on future cash flows could be excessive, and could result in an impairment on our investment.

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

Our corporate segment holds a variety of investments. These investments are subject to risk of loss due to a variety of causes, including general overall economic conditions, the effects of changes in interest rates, various regulatory issues, credit risk, potential litigation, tax audits and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results. Any of these consequences may diminish the value of our invested assets and adversely affect our net worth and profitability. Additionally, our cash holdings, including cash held in our fiduciary capacity, are subject to the credit, liquidity and other risks faced by our financial institution counterparties.

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

•

The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

•

Quarter-to-quarter volatility in the earnings impact of IRC Section 45 tax credits from our clean energy investments, due to the application of accounting standards applicable to the recognition of tax credits;

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 13 to our 2011 consolidated financial statements for information with respect to our lease commitments as of December 31, 2012.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	60	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	49	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	50	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	63	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

James S. Gault	60	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	51	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	51	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. McGrath	45	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	58	Corporate Vice President since 1993, President of our Wholesale Brokerage Operation since 2001

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2010 through December 31, 2012 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2012
First	$36.33	$32.01	$.34
Second	38.24	33.75	.34
Third	37.56	34.46	.34
Fourth	36.99	34.20	.34
2011
First	$31.92	$28.40	$.33
Second	31.22	27.68	.33
Third	29.13	24.29	.33
Fourth	33.99	25.27	.33

As of January 31, 2013, there were approximately 1,000 holders of record of our common stock.

We have a common stock repurchase plan that our board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2012. Under the repurchase plan, as of December 31, 2012, we continue to have the authority to repurchase approximately 10,000,000 shares of our common stock. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

During the fourth quarter of 2012, we issued an aggregate of 470,000 unregistered shares of our common stock, with an aggregate value of approximately $16.8 million, in separate transactions, as partial consideration to acquire the businesses listed below. For each transaction below, the issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because in each case there was no general solicitation and only a small number of stock recipients, which were each sophisticated enough to evaluate the risks of the investment. For each transaction, we subsequently filed a prospectus supplement to our shelf registration statement on Form S-3 to register the re-sale of such shares.

Acquired Business	Date of Issuance	Number of Shares	Approximate Share Value
			(In millions)
Coyle Insurance Agency, Inc.	November 2, 2012	42,000	$1.5
Park Row Associates, Inc.	November 2, 2012	84,000	3.0
Polak International Consultants, Inc.	November 2, 2012	99,000	3.6
Unison, Inc.	November 2, 2012	53,000	1.9
Worksite Communications, Inc.	December 18, 2012	42,000	1.5
Ahrold Fay Rosenberg	December 19, 2012	133,000	4.7
Grossman & Associates, Inc.	December 19, 2012	17,000	0.6

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2012 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$1,302.5	$1,127.4	$957.3	$912.9	$854.2
Fees	971.7	870.2	735.0	733.8	711.3
Supplemental commissions	67.9	56.0	60.8	37.4	20.4
Contingent commissions	42.9	38.1	36.8	27.6	25.3
Investment income and other	135.3	43.0	74.3	17.6	33.8

Total revenues	2,520.3	2,134.7	1,864.2	1,729.3	1,645.0
Total expenses	2,275.0	1,926.9	1,661.2	1,518.2	1,481.4

Earnings before income taxes	245.3	207.8	203.0	211.1	163.6
Provision for income taxes	50.3	63.7	39.7	78.0	52.2

Earnings from continuing operations	195.0	144.1	163.3	133.1	111.4
Earnings (loss) from discontinued operations, net of income taxes	—	—	10.8	(4.5)	(34.1)

Net earnings	$195.0	$144.1	$174.1	$128.6	$77.3

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.59	$1.28	$1.56	$1.32	$1.18
Diluted net earnings per share (1)	1.59	1.28	1.66	1.28	.82
Dividends declared per common share (2)	1.36	1.32	1.28	1.28	1.28
Share Data:
Shares outstanding at year end	125.6	114.7	108.4	102.5	96.4
Weighted average number of common shares outstanding	121.0	111.7	104.8	100.5	93.8
Weighted average number of common and common equivalent shares outstanding	122.5	112.5	105.1	100.6	94.2
Consolidated Balance Sheet Data:
Total assets	$5,352.3	$4,483.5	$3,596.0	$3,250.3	$3,271.3
Long-term debt less current portion	725.0	675.0	550.0	550.0	400.0
Total stockholders’ equity	1,658.6	1,243.6	1,106.7	892.9	738.5

Return on beginning stockholders’ equity (3)	16%	13%	20%	17%	11%
Employee Data:
Number of employees - continuing operations at year end	13,707	12,383	10,736	9,840	9,863
Total revenue per employee (4)	$184,000	$172,000	$174,000	$176,000	$167,000
Earnings from continuing operations per employee (4)	$14,000	$12,000	$15,000	$14,000	$11,000

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Based on the number of employees at year end related to continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” on page 24 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental commission revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 18 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent brokers and consultants. We generate approximately 80% of our revenues domestically, with the remaining 20% derived internationally, primarily in Australia, Bermuda, Canada, New Zealand and the U.K. We have three reporting segments: brokerage, risk management and corporate, which contributed approximately 73%, 22% and 5%, respectively, to 2012 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

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

Overview and 2012 Financial Highlights

Even though we generated positive organic growth in the year ended December 31, 2012 in both our brokerage and risk management segments, the uncertain economic environment continued to provide headwinds for our business in 2012. In first quarter 2012, surveys by the Council of Insurance Agents & Brokers (which we refer to as the CIAB) indicated that commercial property/casualty rates were up, on average 4.4% across all sized accounts. The second quarter report indicated that rates were up, on average 4.3% across all sized accounts. The third quarter report indicated that rates were up, on average 3.9% across all sized accounts. The fourth quarter report indicated that rates were up, on average 5.0% across all sized accounts. The CIAB survey did not reveal any significant new emerging trends, but did note that rates appear to be continuing the trend upward. Although competition is still stiff in the marketplace, the fourth quarter survey indicated that property/casualty insurance carriers appear to be tightening their underwriting standards, particularly on accounts with poor loss experience. The survey also indicated that there is some upward rate pressure on workers’ compensation and property lines of business. However, the demand for insurance continues to be restrained due to the sluggish economy, which could offset the impact of the favorable pricing trend noted in the fourth quarter survey. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in 2012 compared to 2011 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 17% and 18%, respectively, base organic commission and fee revenues were up 4.4%, earnings from continuing operations were up 11%, adjusted EBITDAC was up 22% and adjusted EBITDAC margins were up 70 basis points. In addition, we completed 58 acquisitions totaling $231.3 million of annualized revenues in 2012.

•

In our risk management segment, total revenues and adjusted total revenues were up 4% and 7%, respectively, base organic fee revenues were up 3.7%, earnings from continuing operations were up 28% and adjusted EBITDAC was up 11%. We improved adjusted EBITDAC margins by 60 basis points and hit our targeted adjusted EBITDAC margin of 16% while making our planned client-centric investments.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 14% and 15%, respectively, base organic commission and fee revenues were up 4.2%, earnings from continuing operations were up 14%, adjusted EBITDAC was up 20% and improved adjusted EBITDAC margins by 90 basis points.

•

During the fourth quarter 2012, we took actions to contract our global workforce by approximately 3%, or 400 middle-office and back-office positions. These actions reflect our investments in productivity initiatives and improved technology utilization. Pretax charges totaled approximately $12.3 million and we expect related future annual workforce savings of approximately $35.0 million. Anticipated to mostly offset these future savings will be increased medical costs, reduced discount rate on our frozen pension plan, salary increases, increased performance-based compensation and increased long-term incentive compensation.

In our corporate segment, we made tremendous progress in rolling-out our clean energy investments during 2012 and we now have most of our plants in various stages of ramping up production. Our clean energy investments contributed $32.7 million to net earnings in 2012 and could be more than double that in 2013. These additional earnings will be used to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides non-GAAP information that management believes is helpful when comparing 2012 revenues, EBITDAC and diluted net earnings (loss) per share with the same periods in 2011.

Year Ended December 31,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2012	2011	Chg	2012	2011	Chg	2012	2011
	(in millions)			(in millions)
Brokerage, as adjusted	$1,823.7	$1,549.3	18%	$414.7	$340.5	22%	$1.43	$1.28
Gains on book sales	3.9	5.5		3.9	5.5		0.02	0.03
Heath Lambert integration costs	—	—		(19.3)	(16.0)		(0.10)	(0.08)
Workforce and lease termination	—	—		(14.4)	(2.6)		(0.07)	(0.01)
Acquisition related adjustments	—	—		—	(7.0)		—	0.03
Levelized foreign currency translation	—	1.7		(1.6)	0.4		(0.01)	—

Brokerage, as reported	1,827.6	1,556.5		383.3	320.8		1.27	1.25

Risk Management, as adjusted	563.1	527.0	7%	90.3	81.4	11%	0.36	0.35
New Zealand earthquake claims administration	8.6	21.8		1.5	6.1		0.01	0.03
GAB Robins integration costs	—	—		—	(13.0)		—	(0.06)
South Australia ramp up costs	—	—		(2.1)	—		(0.01)	—
Workforce and lease termination	—	—		(2.7)	(5.6)		(0.01)	(0.03)

Risk Management, as reported	571.7	548.8		87.0	68.9		0.35	0.29

Total Brokerage and Risk Management, as reported	2,399.3	2,105.3		470.3	389.7		1.62	1.54
Corporate, as reported	121.0	29.4		(38.2)	(32.1)		(0.03)	(0.26)

Total Company, as reported	$2,520.3	$2,134.7		$432.1	$357.6		$1.59	$1.28

Total Brokerage and Risk Management, as adjusted	$2,386.8	$2,076.3	15%	$505.0	$421.9	20%	$1.79	$1.62

We achieved these results by, among other things, demonstrating expense discipline and headcount control, continuing to pursue our acquisition strategy and generating organic growth in our core businesses. In 2012, we continued to expand our international operations through both acquisitions and organic growth. By the end of 2012, 20% of our revenues were generated internationally, compared with 19% in 2011. We expect this international revenue trend to continue in 2013.

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

Recent Events

In 2012, the insurance market began showing signs of “firming” (as opposed to traditional “hardening”) across many lines and geographic areas. In this environment, rates increased at a moderate pace, clients could still obtain coverage, businesses continued to stay in standard-line markets and there was adequate capacity in the insurance market. It is not clear whether this firming is sustainable given the uncertainty of the current economic environment. Despite the official end of the recession and recent signs of an economic recovery, the deterioration in the economy that began in the fall of 2008 continued to adversely impact us in 2012, and could continue to do so in future years as a result of potential reductions in the overall amount of insurance coverage that our clients may purchase due to reductions in, among other things, their headcount, payroll, properties and the market value of their assets. Such reductions could also adversely impact our commission revenues in future years if the property/casualty insurance carriers perform exposure audits that lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy.

In June 2012, the U.S. Supreme Court upheld the constitutionality of portions of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (which we refer to together as the 2010 Health Care Reform Legislation). The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. As a result, the potential exists for our employee benefits consultants to win new clients and generate additional revenue from existing clients by assisting them in navigating the increasingly complex regulations surrounding their benefits plans. In 2012, our employee benefits consulting operation generated approximately one quarter of the brokerage segment’s revenues. Although we believe that the 2010 Health Care Reform Legislation could be beneficial to our brokerage segment’s fee revenues, given the legislation’s broad scope and the uncertainties that exist regarding the interpretation and implementation of many of the legislation’s complex provisions, the potential impact of the legislation on us in the long run, beneficial or otherwise, is currently uncertain.

Clean energy investments - In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod LLC’s (see below) proprietary technologies. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits expires in December 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and in December 2021 for the fifteen plants we built and placed in service in 2011 (2011 Era Plants).

Nineteen plants are under long-term production contracts with several utilities. The remaining ten plants are in various stages of engineering, negotiating, finalizing and signing long-term production contracts. Several of the remaining ten plants could be in production starting in mid-2013 with the balance expected to be in production in 2014. Our current estimate of the 2013 annual after-tax earnings that could be generated from production at the plants that operate in 2013 is $75.0 million to $91.0 million. If we continue to have success in entering additional long-term production contracts, we could generate more after-tax earnings in 2014 and beyond.

We also own a 46.54% controlling interest in Chem-Mod LLC, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $3.6 million of net after-tax earnings per quarter.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

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

Revenue Recognition - We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty insurance policy transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known. Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions that we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services, that we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered and record the income effects of subsequent fee adjustments when the adjustments become known.

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

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2012, 2011 and 2010, we wrote off $3.5 million, $4.6 million and $2.3 million, respectively, of amortizable intangible assets related to prior year acquisitions of our brokerage segment. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Effective January 1, 2009, we adopted, on a prospective basis, revised guidance to account for our acquisitions, including the estimation and recognition of the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of our acquisitions from 2009 and into the future, whose purchase agreements contain such provisions. Subsequent changes in these estimated earnout obligations are recorded in our consolidated statement of earnings when incurred. Potential earnout obligations are typically based upon the estimated future operating results of the acquired businesses. For acquisitions made prior to January 1, 2009, we did not include such obligations in the purchase price recorded for each applicable acquisition at the acquisition date because such obligations are not fixed and determinable. We generally record future payments made under these 2008 and prior arrangements, if any, as additional goodwill when the earnouts are settled, which will have no impact on the amounts reported in our consolidated statement of earnings. See Note 3 to our consolidated financial statements for additional discussion on our 2012 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2012 business combinations. We did not have any material dispositions in 2012, 2011 or 2010. Historically, we have used acquisitions to grow our brokerage segment’s commission and fee revenues. Acquisitions allow us to expand into desirable geographic locations and further extend our presence in the retail and wholesale insurance brokerage services industries. We expect that our brokerage segment’s commission and fee revenues will continue to grow from acquisitions. We intend to continue to consider from time to time, additional acquisitions for our brokerage and risk management segments on terms that we deem advantageous. At any particular time, we are generally engaged in discussions with multiple acquisition candidates. However, we can make no assurances that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to us.

Results of Operations

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations, that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information related to organic revenues and EBITDAC, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior-year amounts reported in this report in order to conform them to the current year presentation.

Adjusted presentation - We believe that the adjusted presentation of our 2012, 2011 and 2010 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics of the company that will assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, Heath Lambert integration costs, New Zealand earthquake claims administration, GAB Robins integration costs, South Australia ramp up costs, workforce related charges, lease termination related charges, acquisition related adjustments, litigation settlements, adjustments to the change in estimated acquisition earnout payables, the impact of foreign currency translation and effective income tax rate impact, as applicable. Acquisition related adjustments include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition on to our IT related systems.

•

Adjusted ratios - Adjusted compensation expense ratio and adjusted operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted) for the brokerage and risk management segment, as defined below, provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert and diluted net earnings per share (as adjusted) for the brokerage and risk management segments are presented to improve the comparability of our results between periods by eliminating the impact of items that have a high degree of variability.

•	EBITDAC - We define this measure as earnings from continuing operations before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, supplemental commission timing amounts, Heath Lambert integration costs, earnout related compensation charges, workforce related charges, lease termination related charges, New Zealand earthquake claims administration costs, GAB Robins integration costs, South Australia ramp up costs, acquisition related adjustments, litigation settlements and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Adjusted EBITDAC margin excluding Heath Lambert - We define this measure as adjusted EBITDAC further adjusted to exclude the EBITDAC associated with the acquired Heath Lambert operations divided by total adjusted revenues (defined above).

•

Diluted earnings from continuing operations per share (as adjusted) - We define this measure as earnings from continuing operations adjusted to exclude the after-tax impact of gains realized from sales of books of business, supplemental commission timing amounts, Heath Lambert integration costs, New Zealand earthquake claims administration, GAB Robins integration costs, South Australia ramp up costs, workforce related charges, lease termination related charges, acquisition related integration adjustments, litigation settlements, adjustments to the change in estimated acquisition earnout payables and effective income tax rate impact, divided by diluted weighted average shares outstanding. The effective income tax rate impact represents the difference in income tax expense for tax amounts derived using the actual effective tax rate compared to tax amounts derived using a normalized effective tax rate.

Organic Revenues - Organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation an disposed of operations. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in base domestic and international fees excludes international performance bonus fees and New Zealand earthquake claims administration to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that will be continuing in 2013 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this measure allows financial statement users to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC margin excluding Heath Lambert, diluted net earnings per share (as adjusted) and organic revenue measures.

Other Information

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our fifteen 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in both our brokerage segment and our risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Brokerage Segment

The brokerage segment accounted for 73% of our revenue from continuing operations in 2012. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Financial information relating to our brokerage segment results for 2012, 2011 and 2010 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2012	2011	Change	2011	2010	Change
Commissions	$1,302.5	$1,127.4	$175.1	$1,127.4	$957.3	$170.1
Fees	403.2	324.1	79.1	324.1	274.9	49.2
Supplemental commissions	67.9	56.0	11.9	56.0	46.1	9.9
Net supplemental commission timing	—	—	—	—	14.7	(14.7)
Contingent commissions	42.9	38.1	4.8	38.1	36.8	1.3
Investment income	7.2	5.4	1.8	5.4	4.9	0.5
Gains realized on books of business sales	3.9	5.5	(1.6)	5.5	5.9	(0.4)

Total revenues	1,827.6	1,556.5	271.1	1,556.5	1,340.6	215.9

Compensation	1,131.6	968.4	163.2	968.4	817.1	151.3
Operating	312.7	267.3	45.4	267.3	223.6	43.7
Depreciation	24.7	21.2	3.5	21.2	19.5	1.7
Amortization	96.2	77.0	19.2	77.0	59.8	17.2
Change in estimated acquisition earnout payables	3.6	(6.2)	9.8	(6.2)	(2.6)	(3.6)

Total expenses	1,568.8	1,327.7	241.1	1,327.7	1,117.4	210.3

Earnings from continuing operations before income taxes	258.8	228.8	30.0	228.8	223.2	5.6
Provision for income taxes	103.0	88.6	14.4	88.6	87.7	0.9

Earnings from continuing operations	$155.8	$140.2	$15.6	$140.2	$135.5	$4.7

Diluted earnings from continuing operations per share	$1.27	$1.25	$0.02	$1.25	$1.29	$(0.04)

Other Information
Change in diluted earnings from continuing operations per share	2%	(3%)		(3%)	5%
Growth in revenues	17%	16%		16%	5%
Organic change in commissions and fees	4%	3%		3%	(2%)
Compensation expense ratio	62%	62%		62%	61%
Operating expense ratio	17%	17%		17%	17%
Effective income tax rate	40%	39%		39%	39%
Workforce at end of period (includes acquisitions)	9,002	7,868		7,868	6,275
Identifiable assets at December 31	$4,196.8	$3,346.6		$3,346.6	$2,560.7
EBITDAC
Earnings from continuing operations	$155.8	$140.2	$15.6	$140.2	$135.5	$4.7
Provision for income taxes	103.0	88.6	14.4	88.6	87.7	0.9
Depreciation	24.7	21.2	3.5	21.2	19.5	1.7
Amortization	96.2	77.0	19.2	77.0	59.8	17.2
Change in estimated acquisition earnout payables	3.6	(6.2)	9.8	(6.2)	(2.6)	(3.6)

EBITDAC	$383.3	$320.8	$62.5	$320.8	$299.9	$20.9

EBITDAC margin	21%	21%		21%	22%
EBITDAC growth	19%	7%		7%	7%

The following provides non-GAAP information that management believes is helpful when comparing 2012 EBITDAC and adjusted EBITDAC to the same periods in 2011, and 2011 EBITDAC and adjusted EBITDAC to the same periods in 2010 (in millions):

	2012	2011	2010
Total EBITDAC - see computation above	$383.3	$320.8	$299.9
Gains from books of business sales	(3.9)	(5.5)	(5.9)
Net supplemental commission timing	—	—	(14.7)
Heath Lambert integration costs	19.3	16.0	—
Earnout related compensation charge	—	7.0	—
Workforce and lease termination related charges	14.4	2.6	6.9
Litigation settlement	—	—	3.5
Levelized foreign currency translation	1.6	(0.4)	0.7

Adjusted EBITDAC	$414.7	$340.5	$290.4

Adjusted EBITDAC change	21.8%	17.3%	4.3%

Adjusted EBITDAC margin	22.7%	22.0%	21.9%

Adjusted EBITDAC margin excluding Heath Lambert	22.9%	22.4%	21.9%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($164.0 million as of the acquisition date). Prior to our acquisition of Heath Lambert, it sold nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. Subsequent to the acquisition date, we have been integrating the Heath Lambert operations into our existing operations, which has reduced the number of employees and offices involved with these acquired operations.

The following provides non-GAAP information that management believes is helpful when analyzing the impact of the Heath Lambert acquisition on our 2012 results. We expect that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations (in millions):

	Q1	Q2	Q3	Q4	Full Year
Total revenues	$32.0	$35.7	$36.2	$32.5	$136.4
Compensation	(20.7)	(20.7)	(21.4)	(16.1)	(78.9)
Compensation - integration costs	(2.8)	(2.0)	(2.3)	(6.1)	(13.2)
Operating	(6.8)	(7.7)	(8.0)	(8.2)	(30.7)
Operating - integration costs	(1.2)	(2.1)	(1.9)	(0.9)	(6.1)

EBITDAC	$0.5	$3.2	$2.6	$1.2	$7.5

Adjusted EBITDAC (excludes integration costs)	$4.5	$7.3	$6.8	$8.2	$26.8

Adjusted EBITDAC margin (excludes integration costs)	14.1%	20.4%	18.8%	25.2%	19.6%

Amortization	$1.6	$1.1	$1.4	$1.4	$5.5

As expected, until the integration process is completed in 2013, the Heath Lambert operations will reduce the overall Brokerage Segment adjusted EBITDAC margins. Heath Lambert’s current operating structure tends to produce lower compensation expense ratios and higher operating expense ratios in comparison to our other non-Heath Lambert related brokerage operations.

Our adjusted EBITDAC margin excluding Heath Lambert was 22.9% and 22.4% for 2012 and 2011, respectively. Our adjusted EBITDAC margin was 22.7% for 2012 and 22.0% for 2011, respectively.

Commissions and fees - The aggregate increase in commissions and fees for 2012 was principally due to revenues associated with acquisitions that were made during 2012 ($200.1 million). Commissions and fees in 2012 included new business production and renewal rate increases of $205.7 million, which was offset by lost business of $151.6 million. The aggregate increase in commissions and fees for 2011 was principally due to revenues associated with acquisitions that were made during 2011 ($184.4 million). Commissions and fees in 2011 included new business production of $168.9 million, which was offset by renewal decreases and lost business of $134.0 million. The organic change in commission and fee revenues was 4% in 2012, 3% in 2011 and (2%) in 2010. The organic change in commission, fee and supplemental commission revenues was 4% in 2012, 3% in 2011 and (2%) in 2010. Commission revenues increased 16% and fee revenues increased 24% in 2012 compared to 2011. Commission revenues increased 18% and fee revenues increased 18% in 2011 compared to 2010.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2012, 2011 and 2010 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue		2010 Organic Revenue
	2012	2011	2011	2010	2010	2009
Commissions and Fees
Commission revenues as reported	$1,302.5	$1,127.4	$1,127.4	$957.3	$957.3	$912.9
Fee revenues as reported	403.2	324.1	324.1	274.9	274.9	282.1
Less commission and fee revenues from acquisitions	(200.1)	—	(184.4)	—	(57.9)	—
Less disposed of operations	—	(8.1)	—	(4.6)	—	—
Levelized foreign currency translation	—	(1.5)	—	5.5	—	2.4

Organic base commission and fee revenues	$1,505.6	$1,441.9	$1,267.1	$1,233.1	$1,174.3	$1,197.4

Organic change in base commission and fee revenues	4.4%		2.8%		(1.9%)

Supplemental Commissions
Supplemental commissions as reported	$67.9	$56.0	$56.0	$60.8	$60.8	$37.4
Less supplemental commissions from acquisitions	(10.7)	—	(4.0)	—	(5.7)	—
Net supplemental commission timing	—	(0.6)	—	(14.7)	(14.7)	1.4

Organic supplemental commissions	$57.2	$55.4	$52.0	$46.1	$40.4	$38.8

Organic change in supplemental commissions	3.3%		12.8%		4.1%

Contingent Commissions
Contingent commissions as reported	$42.9	$38.1	$38.1	$36.8	$36.8	$27.6
Less contingent commissions from acquisitions	(5.2)	—	(3.6)	—	(6.0)	—

Organic contingent commissions	$37.7	$38.1	$34.5	$36.8	$30.8	$27.6

Organic change in contingent commissions	(1.1%)		(6.3%)		11.6%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	4.4%		3.1%		(1.7%)

Organic change in commissions and fees, supplemental commissions and contingent commissions	4.2%		2.9%		(1.5%)

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2012, 2011, 2010 and 2009 by quarter are shown in the table below. As previously disclosed, many insurance carriers have provided sufficient information for us to recognize supplemental commission revenues on a quarterly basis for a majority of our 2012, 2011 and 2010 supplemental commission arrangements. However, in 2009 and prior years, most carriers only provided this information on an annual basis after the end of the contract period. Accordingly, the 2010 amounts reported in the table below include both a full year of 2009 supplemental commission revenues and 2010 supplemental commission revenues that were recognized by us on a quarterly basis. This situation did not occur in 2011 and should not occur in 2013 or later years, as we anticipate that most of the carriers will continue to provide information on a quarterly basis sufficient to allow recognition of revenues in a similar manner in future quarters.

To assist in comparing 2010 to 2009, the supplemental commission timing line in the organic revenue tables above adjusts the 2009 revenue as if we had been receiving the information from the carriers and recognizing the quarterly supplemental commissions in 2009 on the same basis as in 2010.

An analysis of supplemental and contingent commission revenues recognized in 2012, 2011, 2010 and 2009 by quarter is as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

2010
Reported supplemental commissions	$27.9	$10.6	$10.2	$12.1	$60.8
Adjustments as if supplemental commission information was provided on a quarterly basis	(14.7)	—	—	—	(14.7)

Adjusted supplemental commissions	13.2	10.6	10.2	12.1	46.1
Reported contingent commissions	15.5	8.7	9.5	3.1	36.8

Adjusted supplemental and reported contingent commissions	$28.7	$19.3	$19.7	$15.2	$82.9

2009
Reported supplemental commissions	$15.7	$5.8	$4.5	$11.4	$37.4
Adjustments as if supplemental commission information was provided on a quarterly basis	(8.2)	4.4	5.3	(0.1)	1.4

Adjusted supplemental commissions	7.5	10.2	9.8	11.3	38.8
Reported contingent commissions	13.8	6.0	5.8	2.0	27.6

Adjusted supplemental and reported contingent commissions	$21.3	$16.2	$15.6	$13.3	$66.4

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $3.9 million, $5.5 million and $5.9 million in 2012, 2011 and 2010, respectively. Offsetting the one-time gains related to sales of books of business in 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM. In 2010, we recognized a $2.7 million gain related to our acquisition of the remaining 60% equity interest in Specialised Broking Associates Pty Ltd (which we refer to as SBA). We previously had a 40% equity interest in SBA with the option to increase our ownership to 100%. The gain represented the increase in fair value of our original 40% equity interest in SBA based on the purchase price paid for the remaining 60% equity interest. Investment income in 2012 remained relatively unchanged compared to 2011 and 2010.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 compensation expense with the same periods in 2011 and 2011 compensation expense with the same periods in 2010 (in millions):

	2012	2011	2010
Reported compensation expense	$1,131.6	$968.4	$817.1
Heath Lambert integration costs	(13.2)	(9.2)	—
Earnout related compensation charge	—	(7.0)	—
Workforce and lease termination related charges	(13.7)	(2.5)	(6.3)
Levelized foreign currency translation	—	(0.8)	4.9

Adjusted compensation expense	$1,104.7	$948.9	$815.7

Adjusted revenues - see page 21	$1,823.7	$1,549.3	$1,326.0

Adjusted compensation expense ratio	60.6%	61.3%	61.5%

The increase in compensation expense in 2012 compared to 2011 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($124.2 million in the aggregate), increases in employee benefits expense ($24.9 million), severance related costs ($11.1 million), stock compensation expense ($8.8 million) and temporary staffing ($1.2 million).

These increases were partially offset by a decrease in the earnout compensation charge $7.0 million discussed below. The increase in employee headcount in 2012 compared to 2011 primarily relates to the addition of employees associated with the acquisitions that we completed in 2012 and new production hires.

The increase in compensation expense in 2011 compared to 2010 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($138.1 million in the aggregate), increases in employee benefits expense ($17.3 million) and the $7.0 million earnout compensation charge discussed below.

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

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 operating expense with the same periods in 2011 and 2011 operating expense with the same periods in 2010 (in millions):

	2012	2011	2010
Reported operating expense	$312.7	$267.3	$223.6
Heath Lambert integration costs	(6.1)	(6.8)	—
Workforce and lease termination related charges	(0.7)	(0.1)	(4.1)
Levelized foreign currency translation	(1.6)	(0.5)	0.4

Adjusted operating expense	$304.3	$259.9	$219.9

Adjusted revenues - see page 21	$1,823.7	$1,549.3	$1,326.0

Adjusted operating expense ratio	16.7%	16.8%	16.6%

The increase in operating expense in 2012 compared to 2011 was due primarily to an unfavorable foreign currency translation ($1.6 million) and increases in professional fees ($17.1 million), office expense ($11.0 million), sales development expense ($4.6 million), travel and entertainment expense ($4.4 million), net rent and utilities ($4.3 million), licenses and fees ($3.2 million), other expense ($1.2 million), bad debt expense ($0.8 million) and lease termination charges of ($0.6 million). Also contributing to the increase in operating expense in 2012 were increased expenses associated with the acquisitions completed in 2012. These increases were partially offset by a decrease in business insurance ($3.3 million).

The increase in operating expense in 2011 compared to 2010 was due primarily to increases in office expense ($11.8 million), professional fees ($10.1 million), net rent and utilities ($8.7 million), travel and entertainment expense ($6.7 million), business insurance ($4.2 million), licenses and fees ($4.2 million), sales development expense ($2.5 million) and other expense ($0.5 million). Also contributing to the increase in operating expense in 2011 were increased expenses associated with the acquisitions completed in 2011. These increases were partially offset by a favorable foreign currency translation ($0.9 million) and decreases in litigation settlement expense ($3.5 million), bad debt expense ($0.6 million) and lease termination charges ($0.5 million).

Depreciation - The increases in depreciation expense in 2012 compared to 2011 and in 2011 compared to 2010 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2012, 2011 and 2010 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2012 compared to 2011 and in 2011 compared to 2010 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews in 2012, 2011 and 2010, we wrote off $3.4 million, $4.6 million and $2.3 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The increase in expense from the change in estimated acquisition earnout payables in 2012 compared to 2011 and the increase in income from the change in estimated earnout payables in 2011 compared to 2010 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2012, 2011 and 2010, we recognized $9.3 million, $8.3 million and $6.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2012, 2011 and 2010 acquisitions. During 2012, 2011 and 2010, we recognized $5.7 million, $14.5 million and $8.8 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 45, 22 and 11 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2012, 2011 and 2010 acquisitions are measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 10% to 12% for our 2012 acquisitions. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

The income generated from the net adjustments in the estimated fair value of earnout obligations in 2011 and 2010, was primarily related to our acquisition of the policy renewal rights from Liberty Mutual and the Wausau Signature Agency (which we refer to as Liberty Mutual) in February 2009. As part of this transaction we acquired over 250 producers, account managers and service staff from Liberty Mutual. Due to the underlying market conditions existing in early 2009 at the date of the transaction (a deteriorating economy and uncertainty of when it would recover) and the significant uncertainties related to this transaction that could affect the performance of the Liberty Mutual business (we purchased the policy renewal rights related to Liberty Mutual’s middle-market commercial P/C business located in their Midwest and Southeast regions as opposed to buying a stand-alone brokerage agency; a portion of the Liberty business was co-brokered, the extent of which was not known by Liberty Mutual at the time of the acquisition; and the risks associated with moving captive agents to an open brokerage environment), we structured this acquisition such that approximately 70% of the maximum purchase price was based on a three year earn-out period. We paid approximately $45.0 million as of the acquisition date, with a potential maximum earnout payable of up to $120.0 million, to be paid in second quarter 2012. As of the acquisition date, we initially estimated and recorded an earnout payable of approximately $64.0 million based on financial projections that incorporated assumptions to address the risks noted above. We monitored and updated the financial projections for this business using actual results during the earnout period and made adjustments to the recorded earnout payable, when applicable. During 2011 and 2012, we had seen some deterioration in client retention related to this business (primarily due to co-brokered business) and had been rationalizing staffing levels, which resulted in downward adjustments to our estimated financial projections and a decrease in the recorded earnout payable in both 2011 and 2012. In August 2012, we paid out $32.4 million ($24.8 million in our common stock and $7.6 million in cash) to Liberty Mutual related to this earnout obligation.

Provision for income taxes - The brokerage segment’s effective tax rate in 2012, 2011 and 2010 was 39.8%, 38.7% and 39.3%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 40.0% in our brokerage segment for the foreseeable future.

Risk Management Segment

The risk management segment accounted for 22% of our revenue from continuing operations in 2012. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for 2012, 2011 and 2010 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2012	2011	Change	2011	2010	Change
Fees	$568.5	$546.1	$22.4	$546.1	$460.1	$86.0
Investment income	3.2	2.7	0.5	2.7	2.0	0.7

Total revenues	571.7	548.8	22.9	548.8	462.1	86.7

Compensation	347.0	344.1	2.9	344.1	288.0	56.1
Operating	137.7	135.8	1.9	135.8	109.1	26.7
Depreciation	16.0	14.2	1.8	14.2	12.4	1.8
Amortization	2.8	2.3	0.5	2.3	1.0	1.3
Change in estimated acquisition earnout payables	(0.2)	—	(0.2)	—	—	—

Total expenses	503.3	496.4	6.9	496.4	410.5	85.9

Earnings from continuing operations before income taxes	68.4	52.4	16.0	52.4	51.6	0.8
Provision for income taxes	25.9	19.1	6.8	19.1	20.3	(1.2)

Earnings from continuing operations	$42.5	$33.3	$9.2	$33.3	$31.3	$2.0

Diluted earnings from continuing operations per share	$0.35	$0.29	$0.06	$0.29	$0.30	$(0.01)

Other information
Change in diluted earnings from continuing operations per share	21%	(3%)		(3%)	(3%)
Growth in revenues	4%	19%		19%	2%
Organic change in fees	4%	9%		9%	(3%)
Compensation expense ratio	61%	63%		63%	62%
Operating expense ratio	24%	25%		25%	24%
Effective income tax rate	38%	36%		36%	39%
Workforce at end of period (includes acquisitions)	4,390	4,264		4,264	4,227
Identifiable assets at December 31	$498.6	$529.1		$529.1	$521.3
EBITDAC
Earnings from continuing operations	$42.5	$33.3	$9.2	$33.3	$31.3	$2.0
Provision for income taxes	25.9	19.1	6.8	19.1	20.3	(1.2)
Depreciation	16.0	14.2	1.8	14.2	12.4	1.8
Amortization	2.8	2.3	0.5	2.3	1.0	1.3
Change in estimated acquisition estimated payables	(0.2)	—	(0.2)	—	—	—

EBITDAC	$87.0	$68.9	$18.1	$68.9	$65.0	$3.9

EBITDAC margin	15%	13%		13%	14%
EBITDAC growth	26%	6%		6%	7%

The following provides non-GAAP information that management believes is helpful when comparing 2012 EBITDAC and adjusted EBITDAC to the same periods in 2011, and 2011 EBITDAC and adjusted EBITDAC to the same periods in 2010 (in millions):

	2012	2011	2010
Total EBITDAC - see computation above	$87.0	$68.9	$65.0
New Zealand earthquake claims administration	(1.5)	(6.1)	(1.4)
GAB Robins integration	—	13.0	3.6
South Australia ramp up costs	2.1	—	—
Workforce and lease termination related charges	2.7	5.6	0.6
Litigation settlement	—	—	2.8

Adjusted EBITDAC	$90.3	$81.4	$70.6

Adjusted EBITDAC change	10.9%	15.3%	2.6%

Adjusted EBITDAC margin	16.0%	15.4%	15.4%

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

Fees - The increase in fees for 2012 compared to 2011 was primarily due to new business and the impact of increased claim counts (total of $38.8 million), which were partially offset by lost business of $16.4 million in 2012. The increase in fees for 2011 compared to 2010 was primarily due to revenues associated with our acquisition of GAB Robins and new business and the impact of increased claim counts (total of $68.4 million), which were partially offset by lost business of $14.7 million in 2011. Organic change in fee revenues was 4% in 2012, 9% in 2011 and (3%) in 2010.

Items excluded from organic fee computations yet impacting revenue comparisons in 2012, 2011 and 2010 include the following (in millions):

	2012 Organic Revenue		2011 Organic Revenue		2010 Organic Revenue
	2012	2011	2011	2010	2010	2009
Base domestic and international fees	$541.7	$510.7	$510.7	$446.7	$446.7	$437.5
Less fees from acquisitions	(2.2)	—	(34.1)	—	(13.2)	—
Levelized foreign currency translation	—	(0.1)	—	7.8	—	7.4

Organic base domestic and international fees	539.5	510.6	476.6	454.5	433.5	444.9
International performance bonus fees	18.2	13.6	13.6	9.9	9.9	14.2
New Zealand earthquake claims administration	8.6	21.8	21.8	3.6	3.6	—

Organic fees	$566.3	$546.0	$512.0	$468.0	$447.0	$459.1

Organic change in fees	3.7%		9.4%		(2.6%)

Organic change in base domestic and international fees only	5.7%		4.9%		(2.6%)

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2012 remained relatively unchanged compared to 2011 and 2010.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 compensation expense with the same periods in 2011 and comparing 2011 compensation expense with the same periods in 2010 (in millions):

	2012	2011	2010
Reported compensation expense	$347.0	$344.1	$288.0
New Zealand earthquake claims administration	(5.5)	(13.1)	(1.9)
GAB Robins integration	—	(9.2)	(2.6)
South Australia ramp up costs	(1.5)	—	—
Workforce and lease termination related charges	(2.5)	(3.9)	(4.1)

Adjusted compensation expense	$337.5	$317.9	$279.4

Adjusted revenues - see page 21	$563.1	$527.0	$458.5

Adjusted compensation expense ratio	59.9%	60.3%	60.9%

The increase in compensation expense in 2012 compared to 2011 was primarily due to increased headcount, unfavorable foreign currency translation ($0.3 million) and increases in salaries ($18.8 million), employee benefits ($3.7 million), South Australia ramp up costs ($1.5 million) and stock compensation ($0.3 million) offset by decreases in GAB Robins integration costs ($9.2 million), New Zealand earthquake claims administration ($7.6 million), temporary-staffing expense ($3.5 million) and severance related costs ($1.4 million). The increase in compensation expense in 2011 compared to 2010 was primarily due to increased headcount associated with the GAB Robins acquisition, unfavorable foreign currency translation ($4.7 million) and increases in salaries ($33.2 million), GAB Robins integration costs ($6.6 million), temporary-staffing expense ($6.3 million), employee benefits ($4.9 million), severance related costs ($3.4 million), offset by decreases in litigation expense ($2.8 million) and stock compensation ($0.2 million).

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2012 operating expense with the same periods in 2011 and comparing 2011 operating expense with the same periods in 2010 (in millions):

	2012	2011	2010
Reported operating expense	$137.7	$135.8	$109.1
New Zealand earthquake claims administration	(1.6)	(2.6)	(0.3)
GAB Robins integration	—	(3.8)	(1.0)
South Australia ramp up costs	(0.6)	—	—
Workforce and lease termination related charges	(0.2)	(1.7)	0.7

Adjusted operating expense	$135.3	$127.7	$108.5

Adjusted revenues - see page 21	$563.1	$527.0	$458.5

Adjusted operating expense ratio	24.0%	24.2%	23.7%

The increase in operating expense in 2012 compared to 2011 was primarily due to increases in professional fees ($8.3 million), net rent and utilities ($2.1 million), sales development expense ($1.2 million) and bad debt expense ($0.3 million) offset by decreases in GAB Robins integration costs ($3.8 million), office expense ($2.6 million), lease termination charges ($1.5 million), business insurance ($1.0 million), New Zealand earthquake claims administration ($1.0 million), licenses and fees ($0.3 million) and other expense ($0.2 million). The increase in operating expense in 2011 compared to 2010 was primarily due to increases in professional fees ($13.7 million), office expense ($3.3 million), GAB Robins integration costs ($2.8 million), business insurance ($2.2 million), sales development expense ($1.1 million), travel and entertainment ($1.0 million), net rent and utilities ($0.9 million) and other expenses ($0.8 million).

Depreciation - Depreciation expense increased in 2012 compared to 2011 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems. Depreciation expense increased in 2011 compared to 2010 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained relatively the same 2012 compared to 2011 and increased in 2011 compared to 2010 due to the GAB Robins acquisition, which was effective on October 1, 2010. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2012 and 2011. Based on the results of impairment reviews in 2012, we wrote off $0.1 million of amortizable intangible assets related to the risk management segment acquisitions. No indicators of impairment were noted in 2011 or 2010.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in 2012 compared to 2011 was due primarily to an adjustment made in 2012 to the estimated fair value of an earnout obligation related to a revised projection of future performance for one acquisition.

Provision for income taxes - The risk management segment’s effective tax rate in 2012, 2011 and 2010 was 37.9%, 36.5 % and 39.3%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 40.0% in our risk management segment for the foreseeable future.

Corporate Segment

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments at December 31, 2012 and 2011 and a detailed discussion of the nature of these investments. See Note 6 to our consolidated financial statements for a summary of our debt at December 31, 2012 and 2011.

Financial information relating to our corporate segment results for 2012, 2011 and 2010 (in millions, except per share and percentages):

Statement of Earnings	2012	2011	Change	2011	2010	Change
Revenues from consolidated clean coal production plants	$98.0	$27.3	$70.7	$27.3	$62.7	$(35.4)
Royalty income from clean coal licenses	27.6	4.5	23.1	4.5	3.2	1.3
Loss from unconsolidated clean coal production plants	(6.0)	(2.6)	(3.4)	(2.6)	(0.3)	(2.3)
Other net revenues (loss)	1.4	0.2	1.2	0.2	(4.1)	4.3

Total revenues	121.0	29.4	91.6	29.4	61.5	(32.1)

Cost of revenues from consolidated clean coal production plants	111.6	32.0	79.6	32.0	64.0	(32.0)
Compensation	14.8	13.6	1.2	13.6	12.4	1.2
Operating	32.8	15.9	16.9	15.9	21.9	(6.0)
Interest	43.0	40.8	2.2	40.8	34.6	6.2
Depreciation	0.7	0.5	0.2	0.5	0.4	0.1

Total expenses	202.9	102.8	100.1	102.8	133.3	(30.5)

Loss from continuing operations before income taxes	(81.9)	(73.4)	(8.5)	(73.4)	(71.8)	(1.6)
Benefit for income taxes	(78.6)	(44.0)	(34.6)	(44.0)	(68.3)	24.3

Loss from continuing operations	$(3.3)	$(29.4)	$26.1	$(29.4)	$(3.5)	$(25.9)

Diluted loss from continuing operations per share	$(0.03)	$(0.26)	$0.23	$(0.26)	$(0.03)	$(0.23)

Identifiable assets at December 31	$656.9	$607.8		$607.8	$514.0
EBITDAC
Loss from continuing operations	$(3.3)	$(29.4)	$26.1	$(29.4)	$(3.5)	$(25.9)
Benefit for income taxes	(78.6)	(44.0)	(34.6)	(44.0)	(68.3)	24.3
Interest	43.0	40.8	2.2	40.8	34.6	6.2
Depreciation	0.7	0.5	0.2	0.5	0.4	0.1

EBITDAC	$(38.2)	$(32.1)	$(6.1)	$(32.1)	$(36.8)	$4.7

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants - This represents revenues from the consolidated IRC Section 45 facilities that we operate and control under lease arrangements, and the facilities in which we have a majority ownership position and maintain control of the operations, including those that are not operating. When we relinquish control in connection with the sale of majority ownership interests in our investments, we deconsolidate these operations.

The increase in 2012 is due primarily to increased production from the leased facilities. The decrease in 2011 is due to our consolidation of the 2009 Era Plants in 2010, until we sold portions of our ownership in twelve of these plants as of March 1, 2010. At that time we became non-controlling, minority investors and now account for these investments using equity method accounting.

•

Royalty income from clean coal licenses - This represents revenues related to Chem-Mod LLC. We had a 42% controlling interest in Chem-Mod through October 31, 2012. On November 1, 2012, we purchased an additional 4.54% ownership interest, and now own 46.54%, and as its manager, are required to consolidate its operations.

The increase in royalty income in 2012 was due to a substantial increase in the production of refined coal by Chem-Mod’s licensees. There was a lesser amount of production of refined coal by Chem-Mod’s licensees in 2011 and 2010.

Expenses related to royalty income of Chem-Mod were $16.5 million, $3.2 million and $2.2 million in 2012, 2011 and 2010, respectively, which include non-controlling interest of $14.6 million, $1.7 million and $1.2 million, respectively.

•

Loss from unconsolidated clean coal production plants - This is our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors.

The increased pretax loss in 2012 compared to 2011 was due primarily to increased production which generates increased pretax operating losses. The increased pretax loss in 2011 compared to 2010 was due to the nine high volume production plants incurring fixed expenses during the period that they were not producing refined coal in 2011, and as a result, we were not earning production based income during that same time period. Only three low volume plants were in production during the first seven months of 2011. Production at the nine high volume plants did not start until August 5, 2011, after they received permanent operating permits.

•

Other net revenues (loss) - In 2012, other net revenues of $1.4 million consisted of equity income from our venture capital fund investments. In 2011, $0.5 million of equity income from our venture capital fund investments was offset by the net $0.3 million impairment write-down of our investment in a biomass energy venture. In 2010, other net revenues consisted primarily of a $4.8 million net pretax gain from the sales of portions of our ownership in the 2009 Era Plants, $1.2 million of equity earnings from one of our venture capital fund investments, offset by an $8.0 million impairment charge on our investment in a biomass energy venture, a $1.5 million loss, under equity method accounting, of an additional 3% investment in the global operations of C-Quest Technology LLC, and a $0.5 million write-down of our investment in an investment management company.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2012, 2011 and 2010 consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above including the costs to run the leased facilities.

Compensation expense - Compensation expense for 2012, 2011 and 2010, respectively, includes salary and benefit expenses of $9.8 million, $6.2 million and $5.6 million and incentive compensation of $5.0 million, $7.4 million and $6.8 million, respectively.

The increase in salary and benefit expenses in 2012 compared to 2011 was primarily due to a $2.4 million increase in pension expense and additional headcount and salary and benefits expense increases. The increase in salary and benefit expenses in 2011 compared to 2010 was primarily due to additional headcount and salary and benefits expense increases.

The decrease in incentive compensation in 2012 compared to 2011 was due to the increased compensation in 2011 related to the sales and operations of the facilities that qualify for tax credits under IRC Section 45. The increase in incentive compensation in 2011 compared to 2010 was due to the increased incentive compensation in 2011 related to the sales and operations of the facilities that qualify for tax credits under IRC Section 45.

Operating expense - Operating expense for 2012 includes banking and related fees of $3.1 million, external professional fees and other due diligence costs related to 2012 acquisitions of $7.1 million, operating expenses, professional fees and non-controlling interest related to royalty income of $16.5 million and other corporate and clean energy related expenses of $6.1 million.

Operating expense for 2011 includes banking and related fees of $3.1 million, company-wide award and sales meeting expense of $0.7 million, external professional fees and other due diligence costs related to 2011 acquisitions of $4.6 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.2 million and other corporate and clean energy related expenses of $4.3 million.

Operating expense for 2010 includes banking and related fees of $1.8 million, external professional fees and other due diligence costs related to 2010 acquisitions of $2.8 million, operating expenses, professional fees and non-controlling interest related to royalty income of $2.2 million, an $8.1 million donation to the Arthur J. Gallagher charitable foundation, $2.7 million of costs incurred for a company-wide award and sales meeting and other corporate and clean energy related expenses of $4.4 million.

Interest expense - The increase in interest expense in 2012 compared to 2011 is primarily due to interest on the $125.0 million and $50.0 million note purchase agreements entered into on February 10, 2011 and July 10, 2012 ($1.7 million), respectively, and increased interest on borrowings from our Credit Agreement ($0.5 million). The increase in interest expense in 2011 compared to 2010 is primarily due to interest on the $125.0 million note purchase agreement entered into on February 10, 2011 ($5.9 million).

Depreciation - The depreciation expense in 2012, 2011 and 2010 were relatively unchanged and primarily relates to corporate-related office build outs and expenditures related to upgrading computer systems.

Benefit for income taxes - Our consolidated effective tax rate was 20.5%, 30.6% and 19.5% for 2012, 2011 and 2010, respectively. The tax rates for 2012 and 2011 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits earned during the year. The tax rate for 2010 primarily reflects the impact of the resolution and/or the expiration of various statutes of limitations related to certain income tax matters and revisions to estimates of uncertain tax positions in 2010, which resulted in a net decrease in our tax provision of $30.7 million. In fourth quarter, 2010, the IRS completed its examination of our 2007 and 2008 tax years and we recognized $29.3 million of net earnings related to income tax positions taken in prior years. The IRS is currently conducting an examination of calendar years 2009 and 2010.

The following provides non-GAAP information that we believe is helpful when comparing 2012 operating results for the corporate segment with 2011 and 2010 (in millions):

	2012			2011			2010
Description	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(46.1)	$18.4	$(27.7)	$(43.8)	$17.5	$(26.3)	$(36.4)	$14.6	$(21.8)
Clean energy investments	(17.3)	50.0	32.7	(14.8)	18.7	3.9	(6.9)	14.4	7.5
Acquisition costs	(7.1)	0.7	(6.4)	(4.7)	0.6	(4.1)	(2.9)	1.0	(1.9)
Corporate	(11.4)	9.5	(1.9)	(9.8)	5.5	(4.3)	(9.2)	2.7	(6.5)
Legacy investments	—	—	—	(0.3)	1.7	1.4	(16.4)	35.6	19.2

Total	$(81.9)	$78.6	$(3.3)	$(73.4)	$44.0	$(29.4)	$(71.8)	$68.3	$(3.5)

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

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe that these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

•

2009 Era Plants - Twelve of the fourteen plants are under long-term production contracts. At December 31, 2012, our tax-effected carrying value of these investments was $4.7 million and collectively they could generate approximately $4.5 million of net after-tax earnings per quarter through 2019. We are currently in negotiations with a utility for long-term production contracts for the remaining two plants. At December 31, 2012, our tax-effected carrying value of these two investments was $0.8 million. We cannot predict when these two plants will resume production of refined coal or the amount of refined coal that will ultimately be produced.

•

2011 Era Plants - Seven of the fifteen plants are under long-term production contracts. Our tax-effected carrying value of these investments at December 31, 2012 was $13.5 million and collectively they could generate approximately $12.0 million of net after-tax earnings per quarter through 2021. We have signed a long-term production agreement for two plants that may resume production in mid-2013. Our tax-effected carrying value of these two investments at December 31, 2012 was $0.8 million and these could potentially generate approximately $3.0 million of net after-tax earnings per quarter through 2021 once production resumes. We are in negotiations for long-term production agreements for two plants that may resume production in mid-2013. Our tax-effected carrying value of these two investments at December 31, 2012 was $0.7 million and collectively they could generate approximately $1.5 million of net after-tax earnings per quarter through 2021 once production resumes. We have been selected as a finalist in a request for proposal to provide refined coal at two of the remaining four plants, which had a tax-effected carrying value of

$0.8 million at December 31, 2012. We are seeking long-term production contracts for the remaining two plants which had a tax-effected carrying value of $0.8 million at December 31, 2012. We cannot predict when these four plants will resume production of refined coal or the amount of refined coal that will ultimately be produced.

•

For those 2009 and 2011 Era Plants that are not yet under long-term production contracts, we estimate that we will invest, on average, an additional $3.0 million per plant on a tax-effected basis to connect and house each of these plants. For those plants that will have majority ownership co-investors, the tax-effected average additional investment will be $1.5 million.

•

We have sold co-investor majority ownership interests in seventeen plants. We may sell ownership interests in some or all of the remaining plants to co-investors and relinquish control of the plants thereby becoming a non-controlling minority investor.

•

Our investment in Chem-Mod generates royalty income from refined coal plants owned by those limited liability companies in which we invest as well as refined coal plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could potentially generate for us approximately $3.6 million of net after-tax earnings per quarter.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2013 until April 2013. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2013.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” See Note 12 to the consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2012 and 2011, we relied to a large extent on proceeds from borrowings under our Credit Agreement. In addition, for acquisitions made in 2012, we used proceeds from the $50.0 million note purchase agreement we entered into on July 10, 2012 and for acquisitions made in 2011, we used proceeds from the $125.0 million note purchase agreement we entered into on February 10, 2011.

Cash provided by operating activities was $343.0 million, $284.0 million and $229.5 million for 2012, 2011 and 2010, respectively. The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to favorable timing differences in the payment of accrued liabilities and realization of other current assets, and an increased amount of non-cash charges in 2012 compared to 2011. The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to favorable timing differences in the receipts and disbursements of fiduciary funds and in the payment of accrued liabilities and to an increased amount of non-cash charges in 2011 compared to 2010. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings from continuing operations as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $432.1 million and $357.6 million for 2012 and 2011. We believe that these items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), currently imposes a minimum funding requirements for our plan. We were not required to make any minimum contributions to the plan for the 2012 plan year. The minimum funding requirement under the IRC was $0.3 million in both 2011 and 2010. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2012, 2011 and 2010, we made discretionary contributions to the plan of $7.2 million, $7.2 million and $6.5 million, respectively. We are considering making additional discretionary contributions to the plan in 2013 and may be required to make significantly larger minimum contributions to the plan in future periods. See Note 11 to our consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates. In 2012, the funded status of the Plans was significantly impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2012 (resulted in a $24.9 million increase in the benefit obligation at December 31, 2012). However, almost fully offsetting this impact was favorable returns on the plan’s assets in 2012, which, combined with the $7.2 million of discretionary contributions made to the plan in 2012, resulted in an increase in the plan’s invested assets of $24.5 million at December 31, 2012. The net change in the funded status of the Plan in 2012 resulted in virtually no change in noncurrent liabilities in 2012. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2012, 2011 or 2010, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $51.0 million, $45.9 million and $25.1 million for 2012, 2011 and 2010, respectively. In 2013, we expect total expenditures for capital improvements to be approximately $80.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The increase in net capital expenditures in 2012 from 2011 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2012.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $344.1 million, $264.8 million and $80.1 million in 2012, 2011 and 2010, respectively. The increase use of cash for acquisitions made in 2012 compared to 2011 was primarily due to the increase in the number of acquisition that occurred in 2012. The increased use of cash for acquisitions made in 2011 compared to 2010 was primarily due to the increase in the number of acquisitions made and the $164.0 million of net cash paid for the Heath Lambert acquisition. In addition, during 2012, 2011 and 2010 we issued 6.0 million shares ($203.6 million), 3.2 million shares ($90.6 million) and 3.0 million shares ($79.4 million), respectively, of our common stock as consideration paid for acquisitions. We completed 60, 32 and 19 acquisitions in 2012, 2011 and 2010, respectively. Annualized revenues of entities acquired in 2012, 2011 and 2010 totaled approximately $231.7 million, $277.0 million and $145.1 million, respectively. In 2013, we expect to fund our acquisitions primarily using debt and cash from operations, although we may still use our common stock on occasion (for example, to effect a tax-free exchange, or if our overall acquisition activity warrants it).

During 2012, we issued 425,000 shares of our common stock and paid $3.5 million in cash related to earnout obligations of five acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million. During 2011, we issued 245,000 shares of our common stock, paid $8.2 million in cash and accrued $18.3 million in liabilities related to earnout obligations of 19 acquisitions made prior to 2009 and recorded additional goodwill of $30.0 million. During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009 and recorded additional goodwill of $26.7 million.

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

During 2012, 2011 and 2010, we sold several books of business and recognized one-time gains of $3.9 million, $5.5 million and $5.9 million, respectively. We received cash proceeds of $11.4 million, $14.0 million and $3.2 million related to these transactions. Offsetting the one-time gains related to sales of books of business in 2012, was a non-cash loss of $3.5 million recognized in second quarter 2012 related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM.

Clean Energy Investments - During the period from 2009 through 2012, we made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. These IRC Section 45 tax credits create positive cash flow for us by reducing the amount of Federal income taxes we pay. During the period from 2009 through 2012, these investments in clean energy operations have produced only modest positive cash flow for us due to the capital expenditures we incurred during that period. In 2013, and possibly continuing into 2014, we will incur additional capital expenditures related to the redeployment, and in some cases movement, of some of the refined coal plants. We anticipate that the net cash flow related to the tax credits we can use in 2013, which will be partially offset by the related capital expenditures (and in 2014 as well if capital expenditures continue into 2014), will be significantly positive. Our current estimate of the 2013 annual after-tax earnings that could be generated from production at the plants that operate in 2013 is $75.0 million to $91.0 million. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021 and the minimal capital expenditures during that same period, we anticipate that there will be even more annual positive net cash flow for us than in 2013 and 2014. We anticipate that this favorable impact on the amount we will pay the IRS in 2013 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” beginning on page 38 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

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

In 2007, 2009, 2011 and 2012, we entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $400.0 million, $150.0 million, $125.0 million and $50.0 million in aggregate debt, respectively, totaling $725.0 million which was outstanding at December 31, 2012, and a cash and cash equivalent balance of $302.1 million. We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $129.0 million of borrowings outstanding under the Credit Agreement at December 31, 2012. Due to the outstanding borrowing and letters of credit, $355.1 million remained available for potential borrowings under the Credit Agreement at December 31, 2012.

During 2012, we borrowed $303.0 million and repaid $184.0 million under our Credit Agreement. Principal uses of the 2012 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2011, we borrowed $151.0 million and repaid $141.0 million under the Credit Agreement. Principal uses of the 2011 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2010, we borrowed and repaid $48.0 million under the Credit Agreement. Principal uses of the 2010 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We are currently in the process of securing an additional $200.0 million of long-term debt to fund acquisitions, which we expect to close by mid- 2013.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2012.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2012, we declared $167.5 million in cash dividends on our common stock, or $1.36 per common share. On December 20, 2012, we paid a fourth quarter dividend of $.34 per common share to shareholders of record as of December 3, 2012. This fourth quarter 2012 dividend schedule, which was a change from our historical schedule to stockholder of record and payable dates, resulted in five dividends being paid in 2012, for total dividend payments of $204.4 million. We anticipate that our stockholder of record and payable dates in future quarters will follow a similar schedule as the new fourth quarter 2012 payment dividend schedule, which would result in four quarterly dividends in 2013. On January 24, 2013, we announced a quarterly dividend for first quarter 2013 of $.35 per common share. If the dividend is maintained at $.35 per common share throughout 2013, this dividend level would result in an annualized net cash used by financing activities in 2013 of approximately $175.2 million (based on the outstanding shares as of December 31, 2012), or a decrease in cash used of approximately $29.2 million. This decrease in cash used is primarily the result of five dividend payments being made in 2012 compared to four payments that will be made in 2013. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2012, 2011 and 2010. We generally hold repurchased shares for reissuance in connection with our equity compensation and stock option plans. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2012. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. The common stock repurchases reported in our consolidated statement of cash flows for 2012, 2011 and 2010 include 82,000 shares (at a cost of $1.5 million), 41,000 shares (at a cost of $1.2 million) and 32,000 shares (at a cost of $0.8 million), respectively, that we repurchased from our employees to cover their income tax withholding obligations in connection with restricted stock distributions in each of those years. Under these circumstances, we withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $82.3 million in 2012, $73.9 million in 2011 and $36.7 million in 2010. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP - 0.9 million shares of our common stock were available for this purpose) were available for grant under the LTIP at December 31, 2012. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in 2012 and we believe this favorable trend will continue in the foreseeable future.

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

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings from continuing operations before income taxes, adjusted for non-cash items (i.e., EBITDAC), have increased year over year since 1991. In 2008, earnings from continuing operations before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings from continuing operations before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings from continuing operations before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2013 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement (described below under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business or if our acquisition program accelerates significantly.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6, 12 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2012 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Note Purchase Agreements	$—	$100.0	$—	$50.0	$300.0	$275.0	$725.0
Credit Agreement	129.0	—	—	—	—	—	129.0
Interest expense on debt	43.1	43.0	36.7	36.7	33.8	43.3	236.6

Total debt obligations	172.1	143.0	36.7	86.7	333.8	318.3	1,090.6
Operating lease obligations	69.1	51.5	43.3	32.4	23.4	31.4	251.1
Less sublease arrangements	(2.0)	(1.6)	(0.6)	—	—	—	(4.2)
Outstanding purchase obligations	17.6	12.0	7.0	1.3	0.3	—	38.2

Total contractual obligations	$256.8	$204.9	$86.4	$120.4	$357.5	$349.7	$1,375.7

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $6.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to our consolidated financial statements for a discussion on income taxes.

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

On November 30, 2009, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement.

On February 10, 2011, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $75.0 million in aggregate principal amount of our 5.18% Senior Notes, Series D, due February 10, 2021 and $50.0 million in aggregate principal amount of our 5.49% Senior Notes, Series E, due February 10, 2023, in a private placement.

On July 10, 2012, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 3.99% Senior Notes, Series F, due July 10, 2020, in a private placement. See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements.

Credit Agreement - We have a $500.0 million Credit Agreement, which expires on July 14, 2014, with a group of twelve financial institutions. We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2012, $15.9 million of letters of credit (for which we have $8.5 million of liabilities recorded at December 31, 2012) were outstanding under the Credit Agreement. There were $129.0 million of borrowings outstanding under the Credit Agreement at December 31, 2012. Accordingly, at December 31, 2012, $355.1 million remained available for potential borrowings, of which $59.1 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 6 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we have outstanding as of December 31, 2012. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2012 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2013	2014	2015	2016	2017	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Financial guarantees	—	—	—	—	—	9.3	9.3
Funding commitments	4.3	—	—	—	—	2.9	7.2

Total commitments	$4.3	$—	$—	$—	$—	$28.1	$32.4

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

Since January 1, 2002, we have acquired 248 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2009 to 2012 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The aggregate amount of the maximum potential earnout obligations related to these acquisitions was $384.8 million, of which $139.8 million was recorded in our consolidated balance sheet as of December 31, 2012 based on the estimated fair value of the expected future payments to be made. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2012 and 2011 that was recourse to us.

At December 31, 2012, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $8.5 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2012, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2012 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2012 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2012.

We have other investments that have valuations that are indirectly influenced by equity market and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

As of December 31, 2012, we had $725.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2012 was $816.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2012 and the resulting fair values would be $33.0 million higher than their carrying value (or $758.0 million).

As of December 31, 2012, we had $129.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2012 and the resulting fair values would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings from continuing operations before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2012 (a weakening of the U.S. dollar), earnings from continuing operations before income taxes would decrease by approximately $4.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2012 (a strengthening of the U.S. dollar), earnings from continuing operations before income taxes would increase by approximately $8.0 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2012, 2011 and 2010, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency disbursements through various future payment dates. In addition, during 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of our payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2012, 2011 and 2010. See Note 15 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2012, 2011 and 2010.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Commissions	$1,302.5	$1,127.4	$957.3
Fees	971.7	870.2	735.0
Supplemental commissions	67.9	56.0	60.8
Contingent commissions	42.9	38.1	36.8
Investment income	10.4	8.1	6.9
Gains on books of business sales	3.9	5.5	5.9
Revenues from clean coal activities	119.6	29.2	65.6
Other net revenues (loss)	1.4	0.2	(4.1)

Total revenues	2,520.3	2,134.7	1,864.2

Compensation	1,493.4	1,326.1	1,117.5
Operating	483.2	419.0	354.6
Cost of revenues from clean coal activities	111.6	32.0	64.0
Interest	43.0	40.8	34.6
Depreciation	41.4	35.9	32.3
Amortization	99.0	79.3	60.8
Change in estimated acquisition earnout payables	3.4	(6.2)	(2.6)

Total expenses	2,275.0	1,926.9	1,661.2

Earnings from continuing operations before income taxes	245.3	207.8	203.0
Provision for income taxes	50.3	63.7	39.7

Earnings from continuing operations	195.0	144.1	163.3

Discontinued operations:
Earnings from discontinued operations before income taxes	—	—	3.2
Benefit for income taxes	—	—	(7.6)

Earnings from discontinued operations	—	—	10.8

Net earnings	$195.0	$144.1	$174.1

Basic net earnings per share:
Earnings from continuing operations	$1.61	$1.29	$1.56
Earnings from discontinued operations	—	—	0.10

Net earnings	$1.61	$1.29	$1.66

Diluted net earnings per share:
Earnings from continuing operations	$1.59	$1.28	$1.56
Earnings from discontinued operations	—	—	0.10

Net earnings	$1.59	$1.28	$1.66

Dividends declared per common share	$1.36	$1.32	$1.28

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net earnings	$195.0	$144.1	$174.1

Change in pension liability, net of taxes	(3.4)	(30.6)	2.1
Foreign currency translation	16.1	(16.1)	10.1
Change in fair value of derivative instruments, net of taxes	1.7	(2.7)	(1.0)

Comprehensive earnings	$209.4	$94.7	$185.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2012	2011
Cash and cash equivalents	$302.1	$291.2
Restricted cash	851.6	692.5
Premiums and fees receivable	1,096.1	1,027.1
Other current assets	179.7	188.6

Total current assets	2,429.5	2,199.4
Fixed assets - net	105.4	91.3
Deferred income taxes	251.8	240.2
Other noncurrent assets	283.3	235.8
Goodwill - net	1,472.7	1,155.3
Amortizable intangible assets - net	809.6	561.5

Total assets	$5,352.3	$4,483.5

Premiums payable to insurance and reinsurance companies	$1,819.7	$1,621.9
Accrued compensation and other accrued liabilities	306.7	304.1
Unearned fees	70.6	69.7
Other current liabilities	36.9	67.9
Corporate related borrowings - current	129.0	10.0

Total current liabilities	2,362.9	2,073.6
Corporate related borrowings - noncurrent	725.0	675.0
Other noncurrent liabilities	605.8	491.3

Total liabilities	3,693.7	3,239.9

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 125.6 shares in 2012 and 114.7 shares in 2011	125.6	114.7
Capital in excess of par value	1,055.4	693.2
Retained earnings	510.4	482.9
Accumulated other comprehensive earnings (loss)	(32.8)	(47.2)

Total stockholders’ equity	1,658.6	1,243.6

Total liabilities and stockholders’ equity	$5,352.3	$4,483.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Earnings from continuing operations	$195.0	$144.1	$163.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Net gain on investments and other	(3.9)	(5.5)	(5.9)
Depreciation and amortization	140.4	115.2	93.1
Change in estimated acquisition earnout payables	3.4	(6.2)	(2.6)
Amortization of deferred compensation and restricted stock	8.3	6.8	6.6
Stock-based and other noncash compensation expense	7.5	14.3	9.0
Effect of exchange rate changes	1.9	0.3	0.8
Net change in restricted cash	(90.2)	31.9	(16.9)
Net change in premiums receivable	11.5	52.1	(2.7)
Net change in premiums payable	33.3	(55.8)	(11.5)
Net change in other current assets	52.4	(8.1)	(11.7)
Net change in accrued compensation and other accrued liabilities	19.2	12.8	5.9
Net change in fees receivable/unearned fees	4.3	(4.1)	(11.8)
Net change in income taxes payable	14.0	(10.4)	(23.1)
Net change in deferred income taxes	(20.4)	21.5	31.0
Net change in other noncurrent assets and liabilities	(33.7)	(24.9)	7.7

Net cash provided by operating activities of continuing operations	343.0	284.0	231.2
Earnings from discontinued operations	—	—	10.8
Other non-cash items from discontinued operations	—	—	(12.5)

Net cash provided by operating activities	343.0	284.0	229.5

Cash flows from investing activities:
Net additions to fixed assets	(51.0)	(45.9)	(25.1)
Cash paid for acquisitions, net of cash acquired	(344.1)	(264.8)	(80.1)
Net proceeds from sales of operations	11.4	14.0	3.2
Net proceeds (funding) of investment transactions	1.5	(14.5)	9.4

Net cash used by investing activities	(382.2)	(311.2)	(92.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	82.3	73.9	36.7
Tax impact from issuance of common stock	0.5	3.7	1.4
Repurchases of common stock	(1.5)	(1.2)	(0.8)
Dividends paid	(204.4)	(145.8)	(133.5)
Borrowings on line of credit facilities	303.0	151.0	48.0
Repayments on line of credit facilities	(184.0)	(141.0)	(48.0)
Borrowings of corporate related long-term debt	50.0	125.0	—

Net cash provided (used) by financing activities	45.9	65.6	(96.2)

Effect of exchange rate changes on cash and cash equivalents	4.2	3.0	3.2

Net increase in cash and cash equivalents	10.9	41.4	43.9
Cash and cash equivalents at beginning of year	291.2	249.8	205.9

Cash and cash equivalents at end of year	$302.1	$291.2	$249.8

Supplemental disclosures of cash flow information:
Interest paid	$42.2	$38.4	$34.7
Income taxes paid	47.5	32.0	37.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2009	102.5	$102.5	$349.1	$450.3	$(9.0)	$892.9
Net earnings	—	—	—	174.1	—	174.1
Net change in pension asset/liability, net of taxes of $1.4 million	—	—	—	—	2.1	2.1
Foreign currency translation	—	—	—	—	10.1	10.1
Change in fair value of derivative instruments, net of taxes of ($0.7 million)	—	—	—	—	(1.0)	(1.0)
Compensation expense related to stock option plan grants	—	—	7.7	—	—	7.7
Tax impact from issuance of common stock	—	—	1.4	—	—	1.4
Common stock issued in:
Twenty-nine purchase transactions	4.2	4.2	107.7	—	—	111.9
Stock option plans	1.5	1.5	29.8	—	—	31.3
Employee stock purchase plan	0.2	0.2	5.2	—	—	5.4
Deferred compensation/restricted stock	—	—	6.6	—	—	6.6
Other compensation expense	—	—	1.1	—	—	1.1
Common stock repurchases	—	—	(0.8)	—	—	(0.8)
Cash dividends declared on common stock	—	—	—	(136.1)	—	(136.1)

Balance at December 31, 2010	108.4	108.4	507.8	488.3	2.2	1,106.7
Net earnings	—	—	—	144.1	—	144.1
Net change in pension asset/liability, net of taxes of ($20.4 million)	—	—	—	—	(30.6)	(30.6)
Foreign currency translation	—	—	—	—	(16.1)	(16.1)
Change in fair value of derivative instruments, net of taxes of ($1.8 million)	—	—	—	—	(2.7)	(2.7)
Compensation expense related to stock option plan grants	—	—	7.1	—	—	7.1
Tax impact from issuance of common stock	—	—	3.7	—	—	3.7
Common stock issued in:
Twenty-four purchase transactions	3.4	3.4	98.9	—	—	102.3
Stock option plans	2.6	2.6	64.1	—	—	66.7
Employee stock purchase plan	0.3	0.3	6.9	—	—	7.2
Deferred compensation/restricted stock	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	(1.2)	—	—	(1.2)
Cash dividends declared on common stock	—	—	—	(149.5)	—	(149.5)

Balance at December 31, 2011	114.7	114.7	693.2	482.9	(47.2)	1,243.6
Net earnings	—	—	—	195.0	—	195.0
Net change in pension asset/liability, net of taxes of ($0.2 million)	—	—	—	—	(3.4)	(3.4)
Foreign currency translation	—	—	—	—	16.1	16.1
Change in fair value of derivative instruments, net of taxes of $1.1 million	—	—	—	—	1.7	1.7
Compensation expense related to stock option plan grants	—	—	7.2	—	—	7.2
Tax impact from issuance of common stock	—	—	0.5	—	—	0.5
Common stock issued in:
Forty purchase transactions	7.8	7.8	268.5	—	—	276.3
Stock option plans	2.8	2.8	71.1	—	—	73.9
Employee stock purchase plan	0.3	0.3	8.1	—	—	8.4
Deferred compensation/restricted stock	0.1	0.1	7.9	—	—	8.0
Other compensation expense	—	—	0.3	—	—	0.3
Common stock repurchases	(0.1)	(0.1)	(1.4)	—	—	(1.5)
Cash dividends declared on common stock	—	—	—	(167.5)	—	(167.5)

Balance at December 31, 2012	125.6	$125.6	$1,055.4	$510.4	$(32.8)	$1,658.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2012

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue is generated from our investment portfolio, which includes invested cash and restricted funds, as well as tax-advantaged, clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 18 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2012, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria, and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty insurance policy transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known.

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $4.0 million and $5.2 million at December 31, 2012 and 2011, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $6.6 million and $4.8 million at December 31, 2012 and 2011, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to other operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Investment income primarily includes interest and dividend income, which is accrued as it is earned. Gains on books of business sales represent one-time gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) related to unconsolidated clean coal production plants, all of which are recognized as earned. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies. Income (loss) from unconsolidated clean coal production plants includes income (losses) related to our equity portion of the pretax results of the clean coal production plants and production based installment sale income from majority investors. Other net revenues (loss) primarily consist of our equity portions of the earnings from our investment in four venture capital funds.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance and reinsurance companies. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2012.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a significant portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the British Pound Sterling and Indian Rupee versus the U.S. Dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of compensation and operating expenses. We do not use derivatives for trading or speculative purposes.

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

Premium Financing - Two subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.2 million and $2.3 million at December 31, 2012 and 2011, respectively.

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2012, 2011 and 2010, we wrote off $3.5 million, $4.6 million and $2.3 million, respectively, of amortizable intangible assets related to prior year acquisitions of our brokerage segment. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2012 and 2011, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 6 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2012 and 2011 under our debt agreements. See Note 11 to our consolidated financial statements for the fair values related to investments at December 31, 2012 and 2011 under our defined benefit pension plan.

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

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2012, 0.8 million shares of our common stock are reserved for future issuance under the ESPP.

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

Testing Goodwill for Impairment

In August 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test on goodwill impairment. The previously mandated two-step test requires companies to first assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the reporting unit’s fair value is less than its carrying amount, an analysis must then be performed to measure the amount of the goodwill impairment, if any. ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company does not have to perform the two-step test.

Using the optional qualitative screen introduced in the new guidance to test goodwill for impairment will require significant judgment. The qualitative assessment should consider not only company-specific information but all significant inputs used to determine fair value. Companies that use the screen will have to consider and weigh both positive and negative evidence that has a significant effect on a reporting unit’s fair value and thoroughly document their analyses. Companies that appropriately apply the screen and achieve a positive result do not have to perform the annual two-step test and achieve the intended cost relief. The ASU is effective for fiscal years beginning after December 15, 2011. We did not use the qualitative assessment provisions of this new guidance to perform our annual goodwill impairment review for 2012.

3.	Business Combinations

During 2012, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Riley & Associates, Inc. January 1, 2012	64		$1.9	$0.7	$—	$0.3	$1.2	$4.1	$1.6
Detlefs & Company Benefit Resources, LLC February 1, 2012	52		1.7	0.6	—	0.1	—	2.4	1.4
First Premium Insurance Group, Inc. February 1, 2012	599		19.9	0.4	—	1.0	2.8	24.1	7.0
Gary Johnson & Associates, Inc. February 1, 2012	55		1.8	0.7	—	0.1	0.3	2.9	1.4
ProSource Financial, LLC February 1, 2012	207		7.3	6.7	—	0.5	1.3	15.8	9.5
BenefitLink Resource Group, Inc. March 1, 2012	357		12.3	—	—	0.5	6.0	18.8	8.0
Human Resource Management Systems, LLC March 1, 2012	143		5.0	1.7	—	0.1	1.8	8.6	5.3
Wischmeyer Financial, LP March 1, 2012	142		4.9	1.6	—	0.1	1.4	8.0	5.5
Besselman & Little Agency, LLC April 1, 2012	195		7.0	2.4	—	0.1	1.2	10.7	4.6
Schiff, Kreidler-Shell Insurance and Risk Services (SKS) April 1, 2012	744		27.6	13.3	—	—	1.4	42.3	18.5
CGM Gallagher Group Limited (CGM) April 1, 2012	—		—	12.0	—	—	—	12.0	—
VEBA Service Group, LLC May 1, 2012	162		5.8	2.0	—	0.1	1.4	9.3	4.2
Professional Claims Managers, Inc. May 1, 2012	175		5.4	2.2	—	0.6	1.3	9.5	3.9
Insurance Dialogue Limited (IDL) May 1, 2012	—		—	26.7	—	—	—	26.7	—

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Grossman & Associates, Inc. June 1, 2012	99		$3.3	$—	$—	$0.1	$0.6	$4.0	$5.6
Broker Benefit Services, LLC June 1, 2012	180		6.2	2.1	—	0.1	0.8	9.2	4.0
Whitehaven Insurance Group, Inc. June 1, 2012	75		2.6	0.6	—	0.2	0.7	4.1	1.6
Contego Underwriting Limited July 1, 2012	—		—	7.1	—	—	4.8	11.9	6.3
Grace/Mayer Insurance Agency, Inc. (GMI) July 1, 2012	549		19.5	1.5	—	2.6	2.6	26.2	7.0
G.S. Chapman & Associates Insurance Brokers, Inc. (GSC) July 1, 2012	905		28.6	7.0	—	6.7	3.2	45.5	19.5
Miller Buettner & Parrott, Inc. July 1, 2012	127		4.4	1.5	—	0.1	1.7	7.7	6.0
Triad USA, Inc. July 1, 2012	164		5.6	1.9	—	0.2	1.5	9.2	7.3
Blenheim Park Ltd. (BPL) August 1, 2012	254		9.1	5.8	—	—	12.0	26.9	17.2
Sunday and Associates, Inc. August 1, 2012	99		3.3	—	—	0.1	0.9	4.3	2.6
Acumus Limited (ACL) September 21, 2012	—		—	25.1	5.5	—	—	30.6	—
Aires Consulting Group, Inc. October 1, 2012	—		—	1.7	—	0.2	0.7	2.6	1.0
Coyle Insurance Agency, Inc. October 1, 2012	42		1.2	4.5	—	0.3	1.1	7.1	2.3
Park Row Associates, Inc. October 1, 2012	84		3.0	1.0	—	—	—	4.0	—
Polak International Consultants, Inc. October 1, 2012	99		3.6	1.2	0.8	—	—	5.6	—
Unison, Inc. October 1, 2012	53		1.8	5.7	—	0.1	1.9	9.5	3.9
SRS Underwriting Agency PTY Ltd. (SRS) November 20, 2012	—		—	38.4	0.9	—	6.2	45.5	8.3

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Ahrold Fay Rosenberg December 1, 2012	133		$3.8	$4.4	$—	$0.9	$1.6	$10.7	$3.4
Brendis & Brendis, Inc. December 1, 2012	—		—	3.1	—	0.1	0.4	3.6	2.9
Charter Lakes Marine Insurance Agency December 1, 2012	—		—	7.9	1.0	0.9	3.8	13.6	5.5
Heiser Insurance Agency, Inc. December 1, 2012	—		—	4.1	—	0.5	0.7	5.3	2.0
Insurance Risk Managers of Missouri, Inc. December 1, 2012	—		—	2.0	—	0.2	0.3	2.5	1.0
Western Benefit Solutions, LLC December 1, 2012	—		—	17.1	—	0.1	1.9	19.1	9.4
Argus Benefits (AB) December 31, 2012	—		—	19.0	—	0.2	5.7	24.9	10.3
Corporate Benefit Advisors, LLC December 31, 2012	—		—	8.8	—	0.1	1.3	10.2	7.1
The Eriksen Group, Inc. December 31, 2012	—		—	5.0	—	0.1	0.8	5.9	3.4
Gardner & White Corporation December 31, 2012	—		—	16.5	—	1.0	5.7	23.2	8.0
Hardman & Howell Benefits December 31, 2012	—		—	11.6	—	0.1	1.0	12.7	5.3
Eighteen other acquisitions completed in 2012	208		7.0	20.2	—	0.7	5.6	33.5	13.4

	5,966		$203.6	$295.8	$8.2	$19.1	$87.6	$614.3	$235.2

In 2007, we acquired a 38.5% equity interest in CGM for $11.9 million and accounted for our non-controlling interest in CGM’s common stock using equity method accounting. CGM is an insurance intermediary and risk management company that provides property/casualty, health, risk management and other related services to clients throughout the Caribbean. CGM is headquartered in St. Lucia and has operations in Jamaica, Barbados, St. Vincent and St. Lucia. Effective April 1, 2012, we increased our ownership interest in CGM to 80%, with the option to increase our ownership in CGM to 100% in the future, and consolidated its operations into our consolidated financial statements. CGM’s acquisition date balance sheet and the excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date, has been included in the tables above and below, respectively. We recognized a loss of $3.5 million and a corresponding reduction in goodwill for the decrease in fair value of our initial 38.5% equity interest in CGM upon the acquisition of the additional 41.5% equity interest. The carrying value of our prior non-controlling interest in CGM was $13.6 million as of the acquisition date. The fair value of our initial 38.5% equity interest in CGM was determined by allocating, on a pro rata basis, the fair value of the CGM entity as adjusted for the prior non-controlling ownership position. We determined the fair value of the CGM entity using the valuation techniques discussed below related to net assets acquired.

Effective May 1, 2012, we acquired a 78.3% ownership interest in IDL, with the option to increase our ownership in IDL to 100% in the future, and consolidated its operations into our consolidated financial statements. IDL is a retail insurance broker that provides personal lines insurance within the homeowner and automobile markets in the U.K. IDL’s acquisition date balance sheet and the excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date, has been included in the tables above and below, respectively.

Effective December 12, 2012, we acquired a 21.3% ownership interest in Casanueva Perez S.A.P. de C.V. (Grupo CP) for a cash payment of $19.3 million, with the option to increase our ownership in Grupo CP in the future. Grupo CP is headquartered in Mexico City, Mexico, and is a leading Mexican insurance broker and risk management company. They offer commercial retail property/casualty, risk management, affinity, reinsurance and employee benefits services to their clients throughout Mexico through their major brands of Interproteccion, Reasinter, Seguro Listo and Aterna. We are accounting for our non-controlling interest in Grupo CP’s common stock using equity method accounting.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 10.0% to 12.0% for our 2012 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 9.0% to 10.5% for our 2012 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. During 2012, 2011 and 2010, we recognized $9.3 million, $8.3 million and $6.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2012, 2011 and 2010 we recognized $5.9 million, $14.5 million and $8.8 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 46, 22 and 11 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $384.8 million, of which $139.8 million was recorded in the consolidated balance sheet as of December 31, 2012 based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2012 (in millions):

	SKS	IDL	GMI	GSC	BPL	ACL	SRS	AB	Fifty-Two Other Acquisitions	Total
Cash	$0.4	$—	$0.2	$0.7	$1.5	$0.6	$2.8	$0.2	$10.9	$17.3
Other current assets	5.6	9.4	2.1	0.8	4.7	11.2	25.9	0.3	54.0	114.0
Fixed assets	0.1	0.3	0.1	0.1	0.3	—	0.2	0.1	3.3	4.5
Noncurrent assets	—	3.9	1.8	—	0.1	6.4	1.1	—	0.6	13.9
Goodwill	24.9	14.5	19.4	17.1	17.3	12.6	27.1	11.5	164.4	308.8
Expiration lists	27.1	15.4	13.9	27.9	10.4	16.4	19.7	13.1	191.6	335.5
Non-compete agreements	0.4	—	0.1	0.1	—	0.6	0.4	0.2	3.5	5.3
Trade names	—	0.6	—	—	0.3	—	2.2	—	—	3.1

Total assets acquired	58.5	44.1	37.6	46.7	34.6	47.8	79.4	25.4	428.3	802.4

Current liabilities	5.6	10.7	6.0	1.2	6.0	12.9	26.7	0.5	51.2	120.8
Noncurrent liabilities	10.6	6.7	5.4	—	1.7	4.3	7.2	—	31.4	67.3

Total liabilities assumed	16.2	17.4	11.4	1.2	7.7	17.2	33.9	0.5	82.6	188.1

Total net assets acquired	$42.3	$26.7	$26.2	$45.5	$26.9	$30.6	$45.5	$24.9	$345.7	$614.3

These acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, trade names, expiration lists and non-compete agreements in the amounts of $308.1 million, $3.1 million, $334.3 million and $5.3 million, respectively, within the brokerage segment and allocated to goodwill and expiration lists in the amounts of $0.7 million and $1.2 million, respectively, within the risk management segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for adjustments. The fair value of the assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 5.0% and 5.0% to 10.0% for our 2012 acquisitions, respectively. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 13.5% for our 2012 acquisitions. The fair value of non-compete agreements was established using the profit differential method, which is an income approach on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $3.1 million of trade names, $335.5 million of expiration lists and $5.3 million of non-compete agreements related to the 2012 acquisitions, $3.1 million, $143.2 million and $2.6 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $47.7 million, and a corresponding amount of goodwill, in 2012 related to the nondeductible amortizable intangible assets.

During 2012, we issued 425,000 shares of our common stock and paid $3.5 million in cash related to earnout obligations of five acquisitions made prior to 2009, and recorded additional goodwill of $0.1 million. During 2011, we issued 245,000 shares of our common stock, paid $8.2 million in cash and accrued $18.3 million in liabilities related to earnout obligations of 19 acquisitions made prior to 2009, and recorded additional goodwill of $30.0 million. During 2010, we issued 1.2 million shares of our common stock, paid $5.9 million in cash and accrued $4.0 million in liabilities related to earnout obligations of 25 acquisitions made prior to 2009, and recorded additional goodwill of $26.7 million.

Our consolidated financial statements for the year ended December 31, 2012 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2011 (in millions, except per share data):

	Year Ended December 31,
	2012	2011
Total revenues	$2,650.1	$2,371.0
Earnings from continuing operations	205.2	159.3
Basic earnings from continuing operations per share	1.66	1.35
Diluted earnings from continuing operations per share	1.64	1.35

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2011, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2012 totaled approximately $231.7 million. Total revenues and earnings from continuing operations recorded in our consolidated statement of earnings for 2012 related to the 2012 acquisitions in the aggregate were $109.2 million and $1.8 million, respectively.

4.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2012	2011
Office equipment	$15.1	$11.8
Furniture and fixtures	74.2	71.2
Computer equipment	116.7	99.7
Leasehold improvements	52.2	45.9
Software	102.7	105.4
Other	2.9	2.5

	363.8	336.5
Accumulated depreciation	(258.4)	(245.2)

Net fixed assets	$105.4	$91.3

5.	Intangible Assets

The carrying amount of goodwill at December 31, 2012 and 2011 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2012
United States	$1,158.1	$19.2	$—	$1,177.3
Foreign, principally Australia, Canada and the U.K.	293.3	2.1	—	295.4

Total goodwill – net	$1,451.4	$21.3	$—	$1,472.7

At December 31, 2011
United States	$951.0	$18.5	$—	$969.5
Foreign, principally Australia, Canada and the U.K.	185.6	0.2	—	185.8

Total goodwill - net	$1,136.6	$18.7	$—	$1,155.3

The changes in the carrying amount of goodwill for 2012 and 2011 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2011	$866.6	$17.1	$—	$883.7
Goodwill acquired during the year	246.0	—	—	246.0
Goodwill related to earnouts recognized during the year	30.0	—	—	30.0
Goodwill adjustments related to appraisals and other acqusition adjustments	6.9	1.6	—	8.5
Goodwill written-off related to sales of operations	(4.3)	—	—	(4.3)
Foreign currency translation adjustments during the year	(8.6)	—	—	(8.6)

Balance as of December 31, 2011	1,136.6	18.7	—	1,155.3
Goodwill acquired during the year	308.1	0.7	—	308.8
Goodwill related to earnouts recognized during the year	0.1	—	—	0.1
Goodwill adjustments related to appraisals and other acqusition adjustments	(0.6)	(0.2)	—	(0.8)
Goodwill related to transfers of operations between segments	(2.0)	2.0	—	—
Foreign currency translation adjustments during the year	9.2	0.1	—	9.3

Balance as of December 31, 2012	$1,451.4	$21.3	$—	$1,472.7

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2012	2011
Expiration lists	$1,175.0	$837.5
Accumulated amortization – expiration lists	(390.8)	(296.7)

	784.2	540.8

Non-compete agreements	30.9	26.3
Accumulated amortization – non-compete agreements	(23.3)	(21.3)

	7.6	5.0

Trade names	23.0	19.0
Accumulated amortization – trade names	(5.2)	(3.3)

	17.8	15.7

Net amortizable assets	$809.6	$561.5

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2013	$112.8
2014	110.1
2015	105.0
2016	99.6
2017	91.5

Total	$519.0

6.	Credit and Other Debt Agreements

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

We are a party to a note purchase agreement dated February 10, 2011, with certain accredited institutional investors, pursuant to which we issued and sold $75.0 million in aggregate principal amount of our 5.18% Senior Notes, Series D, due February 10, 2021 and $50.0 million in aggregate principal amount of our 5.49% Senior Notes, Series E, due February 10, 2023, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year.

We are a party to a note purchase agreement dated July 10, 2012, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 3.99% Senior Notes, Series F, due July 10, 2020, in a private placement. These notes require semi-annual payments of interest that are due in January and July of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2012. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2012. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2012, $15.9 million of letters of credit (for which we had $8.5 million of liabilities recorded at December 31, 2012) were outstanding under the Credit Agreement. See Note 13 to our consolidated financial statements for a discussion of the letters of credit. There were $129.0 million of borrowings outstanding under the Credit Agreement at December 31, 2012. Accordingly, at December 31, 2012, $355.1 million remained available for potential borrowings, of which $59.1 million may be in the form of additional letters of credit.

The following is a summary of our corporate debt (in millions):

	December 31,
	2012	2011
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50.0 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	—

Total Note Purchase Agreements	725.0	675.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	129.0	10.0

	$854.0	$685.0

The estimated fair value of the $725.0 million in debt under the note purchase agreements at December 31, 2012 was $816.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. The estimated fair value of the $129.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates.

7.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2012	2011	2010
Earnings from continuing operations	$195.0	$144.1	$163.3
Earnings from discontinued operations	—	—	10.8

Net earnings	$195.0	$144.1	$174.1

Weighted average number of common shares outstanding	121.0	111.7	104.8
Dilutive effect of stock options using the treasury stock method	1.5	0.8	0.3

Weighted average number of common and common equivalent shares outstanding	122.5	112.5	105.1

Basic net earnings per share:
Earnings from continuing operations	$1.61	$1.29	$1.56
Earnings from discontinued operations	—	—	0.10

Net earnings	$1.61	$1.29	$1.66

Diluted net earnings per share:
Earnings from continuing operations	$1.59	$1.28	$1.56
Earnings from discontinued operations	—	—	0.10

Net earnings	$1.59	$1.28	$1.66

Options to purchase 1.1 million, 3.8 million and 9.2 million shares of our common stock were outstanding at December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.9 million as of December 31, 2012. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC); (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

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

In addition to any discretionary stock options , each non-employee director is eligible under the LTIP to receive all or part of his or her annual retainer in the form of stock options, in lieu of cash. An option granted in lieu of a cash retainer will have an exercise price per share equal to the fair market value of a share of our common stock on the date the option is granted. The number of shares of common stock subject to each such option grant has a fair market value as of the date of the grant equal to a multiple of the forgone retainer. The board of directors determines the multiple from time to time based on the Black-Scholes model. We calculate the number of shares by multiplying the forgone cash retainer amount by the designated multiple, and then dividing that amount by the value of a share of common stock on the date of grant. Such options become exercisable in equal installments over the four quarters succeeding the date of grant and remain exercisable until the seventh anniversary of the date of grant.

On March 16, 2012, the compensation committee granted 1,355,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. On March 8, 2011, the compensation committee granted 851,000 options under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. On March 2, 2010, the compensation committee granted options to purchase 858,000 shares of our common stock under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2012, 2011 and 2010 options expire seven years from the date of grant, or earlier in the event of termination of the employee.

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

During 2012, 2011 and 2010, we recognized $7.2 million, $7.1 million and $7.9 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2012, 2011 and 2010, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	4.0%	4.5%	5.0%
Expected risk-free interest rate	1.2%	2.7%	2.8%
Volatility	26.9%	26.8%	27.1%
Expected life (in years)	5.0	6.0	6.1

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2012, 2011 and 2010, as determined on the grant date using the Black-Scholes option pricing model, was $5.49, $5.25 and $3.90, respectively.

The following is a summary of our stock option activity and related information for 2012, 2011 and 2010 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Beginning balance	10.6	$27.20
Granted	1.4	35.71
Exercised	(2.8)	26.14
Forfeited or canceled	(0.2)	29.46

Ending balance	9.0	$28.80	3.41	$53.9

Exercisable at end of year	5.1	$27.50	2.52	$36.3

Ending vested and expected to vest	8.9	$28.76	3.39	$53.8

Year Ended December 31, 2011
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(2.6)	25.87
Forfeited or canceled	(0.2)	29.03

Ending balance	10.6	$27.20	3.42	$66.3

Exercisable at end of year	6.8	$27.10	2.83	$43.2

Ending vested and expected to vest	10.5	$27.20	3.41	$66.1

Year Ended December 31, 2010
Beginning balance	13.4	$26.26
Granted	0.9	24.24
Exercised	(1.5)	20.75
Forfeited or canceled	(0.3)	28.52

Ending balance	12.5	$26.71	3.68	$33.4

Exercisable at end of year	8.2	$26.92	3.09	$20.8

Ending vested and expected to vest	12.5	$26.71	3.67	$33.2

Options with respect to 10.0 million shares (less any shares of restricted stock issued under the LTIP—see Note 10 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2012.

The total intrinsic value of options exercised during 2012, 2011 and 2010 amounted to $26.0 million, $10.8 million and $7.8 million, respectively. At December 31, 2012, we had approximately $17.1 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2012 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.58 - $ 24.90	2.1	2.84	$24.24	1.4	$24.27
24.99 - 27.25	2.2	2.95	27.00	1.5	27.02
27.35 - 29.42	2.0	2.32	29.12	1.6	29.11
29.45 - 35.71	2.7	5.01	33.51	0.6	31.57

$10.58 - $ 35.71	9.0	3.41	$28.80	5.1	$27.50

9.	Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under the provisions of the plan, we typically contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Alternatively, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. Distributions under the plan may not normally be made until the participant reaches age 62 and are subject to forfeiture in the event of voluntary termination of employment prior to age 62. All contributions to the plan deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

Our common stock that is issued to the rabbi trust as a contribution under the Plan is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2012, 2011 and 2010, we charged $1.2 million, $1.3 million and $1.4 million, respectively, to stock-based compensation expense related to this plan. During 2012, 2011 and 2010, 19,000 shares, 17,000 shares and 40,000 shares of our common stock, respectively, were vested and distributed to employees under this plan, with an aggregate fair value of $0.7 million, $0.5 million and $1.0 million, respectively. At December 31, 2012, and 2011, we recorded $5.6 million (related to 610,000 shares) and $6.8 million (related to 629,000 shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at December 31, 2012 and 2011 was $21.1 million and $21.0 million, respectively.

In first quarter 2012, 2011 and 2010, the compensation committee approved $7.3 million, $6.5 million and $5.9 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in first quarter 2012 and 2011 and second quarter 2010, respectively. The fair value of the funded cash award assets at December 31, 2012 and 2011 was $41.6 million and $28.6 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During 2012, 2011 and 2010, we charged $4.2 million, $3.3 million and $2.7 million, respectively, to compensation expense related to these awards. During 2012, 2011 and 2010, cash and equity awards with an aggregate fair value of $0.7 million, $0.5 million and $1.1 million, respectively, were vested and distributed to employees under this plan.

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

The agreements awarding restricted stock units will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At December 31, 2012, 0.9 million shares were available for grant under the LTIP for such awards.

Prior to May 12, 2009, we had a restricted stock plan for our directors, officers and certain other employees, which was superseded by the 2009 LTIP. Under the provisions of that plan, we were authorized to issue 4.0 million restricted shares or related stock units of our common stock. The compensation committee was responsible for the administration of the plan. Each award granted under the plan represented a right of the holder of the award to receive shares of our common stock, cash or a combination of shares and cash, subject to the holder’s continued employment with us for a period of time after the date the award is granted. The compensation committee determined each recipient of an award under the plan, the number of shares of common stock subject to such award and the period of continued employment required for the vesting of such award.

In 2012, 2011 and 2010, we granted 352,000, 224,000 and 216,000 units, respectively, of our common stock to employees under the LTIP, 2009 LTIP or restricted stock plan, as applicable, with an aggregate fair value of $12.6 million, $6.9 million and $5.2 million, respectively, at the date of grant.

The 2012, 2011 and 2010 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 332,000 shares granted in first quarter 2012, 200,000 shares granted in first quarter 2011 and 185,000 shares granted in first quarter 2010, vest in full based on continued employment through March 16, 2016, March 8, 2015 and March 3, 2014, respectively, while the other 2012, 2011 and 2010 restricted stock awards generally vest annually on a pro rata basis.

The vesting periods of the 2012, 2011 and 2010 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2012	2011	2010
One year	20,000	20,000	12,000
Two years	—	—	17,000
Four years	332,000	200,000	187,000
Five years	—	4,000	—
Ten years	—	—	—

Total shares granted	352,000	224,000	216,000

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2012, 2011 and 2010, we charged $7.1 million, $5.5 million and $5.2 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2012. At December 31, 2011, we recorded $1.3 million (related to 87,000 shares) of unearned restricted stock outstanding as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of unvested restricted stock at December 31, 2012 and 2011 was $32.5 million and $26.9 million, respectively.

Cash Awards

On March 16, 2012, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grants to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2012 provisional award will fully vest based on continuous employment through January 1, 2015. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2014, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2015. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2012 related to the 2012 provisional award under the Program. Based on company performance for 2012, we expect to grant 368,000 units under the Program in first quarter 2013 that will fully vest on January 1, 2015.

On March 8, 2011, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2012 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in the first quarter 2012 that will fully vest on January 1, 2014. During 2012, we charged $7.5 million to compensation expense related to these awards.

On March 2, 2010, pursuant to the Program, the compensation committee approved provisional cash awards of $17.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms discussed above for the 2012 provisional award. However, based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2012, 2011 or 2010 related to this provisional award.

During 2012, cash awards related to the 2009 provisional award with an aggregate fair value of $26.5 million (1.1 million units in the aggregate) were vested and distributed to employees under the Program. No cash awards were vested or distributed during 2011 related to the 2008 provisional award because, based on our performance for 2008, we did not grant any units in 2009 related to the 2008 provisional award under the Program. During 2010, cash awards related to the 2007 provisional award with an aggregate fair value of $4.6 million (215,000 units in the aggregate) were vested and distributed to employees under the Program.

11.	Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2012 and 2011. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2012	2011
Change in pension benefit obligation:
Benefit obligation at beginning of year	$267.1	$220.0
Service cost	0.4	0.4
Interest cost	11.8	11.9
Net actuarial loss	20.9	41.7
Benefits paid	(8.2)	(6.9)

Benefit obligation at end of year	$292.0	$267.1

Change in plan assets:
Fair value of plan assets at beginning of year	$202.9	$199.7
Actual return on plan assets	25.5	2.9
Contributions by Gallagher	7.2	7.2
Benefits paid	(8.2)	(6.9)

Fair value of plan assets at end of year	$227.4	$202.9

Funded status of the plan (underfunded)	$(64.6)	$(64.2)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(64.6)	$(64.2)
Accumulated other comprehensive loss - net actuarial loss	90.9	87.5

Net amount included in retained earnings	$26.3	$23.3

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Net periodic pension cost (earnings):
Service cost	$0.4	$0.4	$0.4
Interest cost on benefit obligation	11.8	11.9	11.7
Expected return on plan assets	(15.2)	(14.9)	(13.4)
Amortization of net loss	7.2	1.6	1.6

Net periodic benefit cost (earnings)	4.2	(1.0)	0.3

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	10.6	53.8	0.6
Amortization of net loss	(7.2)	(1.6)	(1.6)

Total recognized in other comprehensive (earnings) loss	3.4	52.2	(1.0)

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$7.6	$51.2	$(0.7)

Estimated amortization for the following year:
Amortization of net loss	$7.7	$2.3	$1.6

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2012	2011
Discount rate	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2012	2011	2010
Discount rate	4.50%	5.50%	5.75%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2013	$8.8
2014	9.7
2015	10.5
2016	11.4
2017	12.2
Years 2018 to 2022	72.9

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2012	2011
Equity securities	66.0%	64.0%
Debt securities	27.0%	29.0%
Real estate	7.0%	7.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2012 and 2011. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2012	2011
Level 1	$—	$—
Level 2	136.3	123.3
Level 3	91.1	79.6

Total fair value	$227.4	$202.9

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2012	2011
Fair value at January 1	$79.6	$80.6
Settlements	—	(0.8)
Unrealized gains (losses)	11.5	(0.2)

Fair value at December 31	$91.1	$79.6

We were not required under the IRC to make any minimum contributions to the plan for the 2012 plan year. We were required under the Internal Revenue Code (which we refer to as IRC) to make minimum contributions of $0.3 million to the plan for each of the 2010 and 2011 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2012, 2011 and 2010, we made discretionary contributions of $7.2 million, $7.2 million and $6.5 million, respectively, to the plan.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Our matching contributions are at the discretion of our board of directors. We contributed $33.0 million, $30.5 million and $28.7 million to the plan in 2012, 2011 and 2010, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $2.5 million, $2.1 million and $2.0 million to a rabbi trust maintained under the plan in 2012, 2011 and 2010, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2012 and 2011, including employee contributions and investment earnings, was $116.7 million and $95.5 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $16.0 million, $12.3 million and $7.8 million in 2012, 2011 and 2010, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2012 and 2011 were $3.1 million and $3.2 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.1) million, $0.1 million and $0.1 million in 2012, 2011 and 2010, respectively.

12.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2012		December 31,
		Funding	2011
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$—
Chem-Mod International LLC	2.0	—	—
Clean-coal investments
Non-controlling interest in five limited liability companies that own twelve 2009 Era Clean Coal Plants	7.8	0.4	8.9
Controlling interest in a limited liability company that owns two 2009 Era Clean Coal Plants	1.3	—	1.5
Non-controlling interest in six limited liability companies that own five 2011 Era Clean Coal Plants	13.2	—	—
Controlling interest in a limited liability company that owns ten 2011 Era Clean Coal Plants	14.3	3.9	33.4
Notes receivable and interest from co-investor related to the sales of three 2009 Era Plants	8.5	—	8.0
Other investments	3.0	2.9	2.0

Total investments	$54.1	$7.2	$53.8

Chem-Mod LLC - We had a 42% controlling interest in Chem-Mod LLC through October 31, 2012. On November 1, 2012, we purchased an additional 4.54% ownership interest from a previous owner, for a total controlling interest of 46.54% at December 31, 2012. Chem-Mod LLC possesses the exclusive marketing rights in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used with refined coal production plants placed in service by December 31, 2011. Chem-Mod has been marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 refined coal production plants in which we hold an investment.

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2012, total assets and total liabilities of this VIE included in our consolidated balance sheet were $13.0 million and $1.5 million, respectively. For 2012, total revenues and expenses were $27.6 million and $16.5 million (including non-controlling interest of $14.8 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - On December 31, 2012, we purchased an additional 11.52% ownership interest in Chem-Mod International LLC directly from another shareholder, which increased our total non-controlling interest to 31.52%. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At December 31, 2012, we held a non-controlling 8% interest in C-Quest’s global operation. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest has been determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean Coal Investments -

•

We have investments in limited liability companies that own 29 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021. We have sold co-investor majority ownership interests in seventeen plants. We also have agreements in principle with co-investors for the sale of majority ownership interests in five additional plants. We may sell ownership interests in some or all of the remaining plants to co-investors.

•

Twelve of the 2009 Era Plants and five of the 2011 Era Plants are owned by limited liability companies, which we have determined to be VIEs. We sold majority ownership interests in these limited liability companies and became a non-controlling, minority investor, effective March 1, 2010 for the 2009 Era Plants and effective January 1, 2012 for the 2011 Era Plants. The membership agreements for the operations of each of these entities contain provisions that preclude an individual member from being able to make major decisions that would denote control. As a result of these sale transactions, we deconsolidated these entities, and because we do not control the operations of these entities, we account for the investments using equity method accounting. At December 31, 2012, total assets and total liabilities of these VIEs were $99.0 million and $42.0 million, respectively. For 2012, total revenues and expenses were $650.0 million and $720.0 million, respectively. Each investor funds its portion of the operations of the limited liability companies in proportion to its investment ownership percentage. There are no additional debts that we are committed to fund related to these investments.

•

For all plants that are not yet under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We plan to sell majority ownership interests in such plants to co-investors and relinquish control of the plants thereby becoming a non-controlling, minority investor. We are currently committed to fund an additional $4.3 million under engineering construction contracts related to connecting and housing several plants. The investment table indicates funding commitments as of December 31, 2012. As of January 31, 2013 we have committed to fund an additional $0.5 million for construction contracts. With the refined coal plants that we plan to redeploy during the remainder of 2013, we estimate that we will invest another $30.0 million to $35.0 million before co-investor contributions. Subsequent to 2013, we estimate that we will invest an additional $25.0 million to $30.0 million to redeploy the remainder of the refined coal plants before co-investor contributions.

•

As of December 31, 2012, we have a promissory note from a co-investor as part of the consideration for the March 31, 2010 sale of ownership interests in three of the 2009 Era Plants. The note bears interest at 4.7% per annum and is due in installments through February 15, 2020. As of December 31, 2012, the carrying value of the note, including interest, was $8.5 million.

Other Investments - At December 31, 2012, we owned a non-controlling, minority interest in four venture capital funds totaling $3.0 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2012, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

13.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2012 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Note Purchase Agreements	$—	$100.0	$—	$50.0	$300.0	$275.0	$725.0
Credit Agreement	129.0	—	—	—	—	—	129.0
Interest expense in debt	43.1	43.0	36.7	36.7	33.8	43.3	236.6

Total debt obligations	172.1	143.0	36.7	86.7	333.8	318.3	1,090.6
Operating lease obligations	69.1	51.5	43.3	32.4	23.4	31.4	251.1
Less sublease arrangements	(2.0)	(1.6)	(0.6)	—	—	—	(4.2)
Outstanding purchase obligations	17.6	12.0	7.0	1.3	0.3	—	38.2

Total contractual obligations	$256.8	$204.9	$86.4	$120.4	$357.5	$349.7	$1,375.7

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $91.0 million in each of 2012 and 2011 and $81.5 million in 2010.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2012. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2012 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2013	2014	2015	2016	2017	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Financial guarantees	—	—	—	—	—	9.3	9.3
Funding commitments	4.3	—	—	—	—	2.9	7.2

Total commitments	$4.3	$—	$—	$—	$—	$28.1	$32.4

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

Since January 1, 2002, we have acquired 248 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2009 to 2012 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $384.8 million, of which $139.8 million was recorded in our consolidated balance sheet as of December 31, 2012 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2012 or 2011 that was recourse to us.

At December 31, 2012, we had posted two letters of credit totaling $10.2 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.5 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2012, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2012 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
IRC Section 45 project capital commitments
Funding commitments to construct refined coal plants into permanent operations Trigger - Construction contract terms	None	None	$4.3	$—
Venture capital fund
Funding commitment to two funds - $1.5 million and $1.4 million expire in 2019 and 2023, respectively Trigger - Agreed conditions met	None	None	2.9	—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2017 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us	None	None	10.2	8.5
Financial guarantee of a mortgage loan to a U.K.-based employee - expires when mortgage balance is reduced to $6.4 million Trigger - Default on mortgage payments	(1)	None	9.3	—
Credit enhancement under letters of credit for our Bermuda captive insurance operation to meet minimum statutory capital requirements - expires after 2017 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	3.7	—
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2017 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	2.0	—

			$32.4	$8.5

(1)	The guarantee has no collateral. The mortgage loan has a lien on real property with an appraised value of approximately $11.0 million.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2012 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.7 million and below the upper end of the actuarial range by $4.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2012, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $160.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2012, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2012 consolidated balance sheet related to these indemnification obligations.

14.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Earnings from continuing operations before income taxes:
Domestic	$234.7	$194.7	$169.7
Foreign, principally Australia, Bermuda, Canada and the U.K.	10.6	13.1	33.3

	$245.3	$207.8	$203.0

Provision for income taxes - continuing operations:
Federal:
Current	$45.4	$7.8	$(2.9)
Deferred	(14.6)	38.4	21.3

	30.8	46.2	18.4

State and local:
Current	17.3	7.2	10.8
Deferred	(2.9)	5.9	(0.8)

	14.4	13.1	10.0

Foreign:
Current	8.7	7.4	9.3
Deferred	(3.6)	(3.0)	2.0

	5.1	4.4	11.3

Total provision for income taxes - continuing operations	$50.3	$63.7	$39.7

A reconciliation of the provision for income taxes from continuing operations with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$85.9	35.0	$72.7	35.0	$71.1	35.0
State income taxes - net of Federal benefit	9.4	3.8	9.8	4.7	5.4	2.6
Foreign taxes	0.9	0.4	0.6	0.3	1.2	0.6
Alternative energy, foreign and other tax credits	(45.3)	(18.5)	(13.2)	(6.4)	(13.7)	(6.7)
Foreign dividends and other permanent differences	(2.7)	(1.1)	0.2	0.1	4.5	2.2
Changes in unrecognized tax benefits related to resolution of Federal and state audits, expiration of various statutes of limitations and other items	0.6	0.2	(1.9)	(0.9)	(30.7)	(15.1)
Change in valuation allowance	0.3	0.1	(0.7)	(0.3)	1.0	0.5
Other	1.2	0.6	(3.8)	(1.8)	0.9	0.5

Provision for income taxes - continuing operations	$50.3	20.5	$63.7	30.7	$39.7	19.6

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2012	2011
Gross unrecognized tax benefits at January 1	$5.8	$7.9
Increases in tax positions for current year	1.7	1.2
Settlements	(0.3)	(2.0)
Lapse in statute of limitations	(1.6)	(1.4)
Increases in tax positions for prior years	1.1	0.9
Decreases in tax positions for prior years	—	(0.8)

Gross unrecognized tax benefits at December 31	$6.7	$5.8

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.5 million and $3.8 million at December 31, 2012 and 2011, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2012 and 2011, we had accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.6 million, respectively.

We and our subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We and our subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2012, we had been examined by the IRS through calendar year 2008. The IRS is currently conducting an examination of calendar years 2009 and 2010. A number of foreign, state and local examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$112.3	$111.7
Accrued and unfunded compensation and employee benefits	107.1	88.0
Compensation expense related to stock options	15.7	22.3
Investments	16.3	9.1
Accrued liabilities	27.3	29.6
Accrued pension liability	27.3	35.0
Net operating loss carryforwards	11.3	8.6
Depreciable fixed assets	0.7	—
Other	9.6	10.1

Total deferred tax assets	327.6	314.4
Valuation allowance for deferred tax assets	(7.4)	(7.7)

Deferred tax assets	320.2	306.7

Deferred tax liabilities:
Nondeductible amortizable intangible assets	139.2	87.4
Depreciable fixed assets	—	12.3
Other prepaid items	5.2	2.3
Investment-related partnerships	17.5	8.7
Prepaid pension cost	—	2.4
Accrued liabilities	2.0	2.0

Total deferred tax liabilities	163.9	115.1

Net deferred tax assets	$156.3	$191.6

At December 31, 2012 and 2011, $68.4 million and $66.5 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2012 and 2011, $5.2 million and $4.7 million, respectively, of deferred tax liabilities have been included in other current liabilities and $158.7 million and $110.4 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits have an indefinite life and other credits have a ten-year or twenty-year life. We expect to make full use of the amounts carried forward.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($110.6 million at December 31, 2012) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $22.9 million at December 31, 2012.

15.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2010	$(20.5)	$10.4	$1.1	$(9.0)
Net change in period	2.1	10.1	(1.0)	11.2

Balance as of December 31, 2010	$(18.4)	$20.5	$0.1	$2.2
Net change in period	(30.6)	(16.1)	(2.7)	(49.4)

Balance as of December 31, 2011	$(49.0)	$4.4	$(2.6)	$(47.2)
Net change in period	(3.4)	16.1	1.7	14.4

Balance as of December 31, 2012	$(52.4)	$20.5	$(0.9)	$(32.8)

The foreign currency translation in 2012, 2011 and 2010 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, India, Singapore and the U.K.

16.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2012 and 2011 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2012
Total revenues	$546.8	$649.9	$650.4	$673.2
Total expenses	514.3	558.8	574.1	627.8

Earnings from continuing operations before income taxes	$32.5	$91.1	$76.3	$45.4

Earnings from continuing operations	$28.1	$71.7	$61.7	$33.5
Earnings from discontinued operations	—	—	—	—

Net earnings	$28.1	$71.7	$61.7	$33.5

Basic net earnings per share:
Earnings from continuing operations	$0.24	$0.60	$0.50	$0.27
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.24	$0.60	$0.50	$0.27

Diluted net earnings per share:
Earnings from continuing operations	$0.24	$0.59	$0.50	$0.27
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.24	$0.59	$0.50	$0.27

2011
Total revenues	$447.4	$546.1	$562.8	$578.4
Total expenses	423.9	480.2	491.8	531.0

Earnings from continuing operations before income taxes	$23.5	$65.9	$71.0	$47.4

Earnings from continuing operations	$15.2	$41.7	$46.7	$40.5
Earnings from discontinued operations	—	—	—	—

Net earnings	$15.2	$41.7	$46.7	$40.5

Basic net earnings per share:
Earnings from continuing operations	$0.14	$0.38	$0.41	$0.36
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.14	$0.38	$0.41	$0.36

Diluted net earnings per share:
Earnings from continuing operations	$0.14	$0.37	$0.41	$0.35
Earnings from discontinued operations	—	—	—	—

Net earnings	$0.14	$0.37	$0.41	$0.35

17.	Segment Information

We have three reportable operating segments: brokerage, risk management and corporate. The brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. The corporate segment manages our clean energy and other investments. This segment also holds all of our corporate debt. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were preparing income tax provisions on a separate company basis. Reported operating results by segment would change if different methods were applied. Financial information relating to our segments for 2012, 2011 and 2010 is as follows (in millions):

		Risk
Year Ended December 31, 2012	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,302.5	$—	$—	$1,302.5
Fees	403.2	568.5	—	971.7
Supplemental commissions	67.9	—	—	67.9
Contingent commissions	42.9	—	—	42.9
Investment income	7.2	3.2	—	10.4
Gains on books of business sales and other	3.9	—	—	3.9
Revenue from clean coal activities	—	—	119.6	119.6
Other - net gain	—	—	1.4	1.4

Total revenues	1,827.6	571.7	121.0	2,520.3

Compensation	1,131.6	347.0	14.8	1,493.4
Operating	312.7	137.7	32.8	483.2
Cost of revenues from clean coal activities	—	—	111.6	111.6
Interest	—	—	43.0	43.0
Depreciation	24.7	16.0	0.7	41.4
Amortization	96.2	2.8	—	99.0
Change in estimated acquisition earnout payables	3.6	(0.2)	—	3.4

Total expenses	1,568.8	503.3	202.9	2,275.0

Earnings (loss) from continuing operations before income taxes	258.8	68.4	(81.9)	245.3
Provision (benefit) for income taxes	103.0	25.9	(78.6)	50.3

Earnings (loss) from continuing operations	$155.8	$42.5	$(3.3)	$195.0

Net foreign exchange loss	$(1.6)	$(0.1)	$(0.2)	$(1.9)
Revenues:
United States	$1,431.6	$453.5	$121.0	$2,006.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	396.0	118.2	—	514.2

Total revenues	$1,827.6	$571.7	$121.0	$2,520.3

At December 31, 2012
Identifiable assets:
United States	$2,637.1	$390.9	$647.9	$3,675.9
Foreign, principally Australia, Bermuda, Canada and the U.K.	1,559.7	107.7	9.0	1,676.4

Total identifiable assets	$4,196.8	$498.6	$656.9	$5,352.3

Goodwill - net	$1,451.4	$21.3	$—	$1,472.7
Amortizable intangible assets - net	791.6	18.0	—	809.6

		Risk
Year Ended December 31, 2011	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,127.4	$—	$—	$1,127.4
Fees	324.1	546.1	—	870.2
Supplemental commissions	56.0	—	—	56.0
Contingent commissions	38.1	—	—	38.1
Investment income	5.4	2.7	—	8.1
Gains on books of business sales and other	5.5	—	—	5.5
Revenues from clean coal activities	—	—	29.2	29.2
Other - net gain	—	—	0.2	0.2

Total revenues	1,556.5	548.8	29.4	2,134.7

Compensation	968.4	344.1	13.6	1,326.1
Operating	267.3	135.8	15.9	419.0
Cost of revenues from clean coal activities	—	—	32.0	32.0
Interest	—	—	40.8	40.8
Depreciation	21.2	14.2	0.5	35.9
Amortization	77.0	2.3	—	79.3
Change in estimated acquisition earnout payables	(6.2)	—	—	(6.2)

Total expenses	1,327.7	496.4	102.8	1,926.9

Earnings (loss) from continuing operations before income taxes	228.8	52.4	(73.4)	207.8
Provision (benefit) for income taxes	88.6	19.1	(44.0)	63.7

Earnings (loss) from continuing operations	$140.2	$33.3	$(29.4)	$144.1

Net foreign exchange loss	$—	$—	$(0.2)	$(0.2)
Revenues:
United States	$1,266.2	$429.5	$29.4	$1,725.1
Foreign, principally Australia, Bermuda, Canada and the U.K.	290.3	119.3	—	409.6

Total revenues	$1,556.5	$548.8	$29.4	$2,134.7

At December 31, 2011
Identifiable assets:
United States	$2,215.3	$384.5	$602.7	$3,202.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	1,131.3	144.6	5.1	1,281.0

Total identifiable assets	$3,346.6	$529.1	$607.8	$4,483.5

Goodwill - net	$1,136.6	$18.7	$—	$1,155.3
Amortizable intangible assets - net	542.3	19.2	—	561.5

		Risk
Year Ended December 31, 2010	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$957.3	$—	$—	$957.3
Fees	274.9	460.1	—	735.0
Supplemental commissions	60.8	—	—	60.8
Contingent commissions	36.8	—	—	36.8
Investment income	4.9	2.0	—	6.9
Gains on books of business sales and other	5.9	—	—	5.9
Revenues from clean coal activities	—	—	65.6	65.6
Other - net loss	—	—	(4.1)	(4.1)

Total revenues	1,340.6	462.1	61.5	1,864.2

Compensation	817.1	288.0	12.4	1,117.5
Operating	223.6	109.1	21.9	354.6
Cost of revenues from clean coal activities	—	—	64.0	64.0
Interest	—	—	34.6	34.6
Depreciation	19.5	12.4	0.4	32.3
Amortization	59.8	1.0	—	60.8
Change in estimated acquisition earnout payables	(2.6)	—	—	(2.6)

Total expenses	1,117.4	410.5	133.3	1,661.2

Earnings (loss) from continuing operations before income taxes	223.2	51.6	(71.8)	203.0
Provision (benefit) for income taxes	87.7	20.3	(68.3)	39.7

Earnings (loss) from continuing operations	$135.5	$31.3	$(3.5)	$163.3

Net foreign exchange gain (loss)	$(0.9)	$0.1	$—	$(0.8)
Revenues:
United States	$1,169.6	$382.0	$61.9	$1,613.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	171.0	80.1	(0.4)	250.7

Total revenues	$1,340.6	$462.1	$61.5	$1,864.2

At December 31, 2010
Identifiable assets:
United States	$1,995.8	$388.6	$511.1	$2,895.5
Foreign, principally Australia, Bermuda, Canada and the U.K.	564.9	132.7	2.9	700.5

Total identifiable assets	$2,560.7	$521.3	$514.0	$3,596.0

Goodwill - net	$866.6	$17.1	$—	$883.7
Amortizable intangible assets - net	461.9	21.6	—	483.5

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 8, 2013

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting our evaluation of the effectiveness of its internal control over financial reporting, we have excluded twenty-eight of the sixty entities acquired in 2012, which are included in our 2012 consolidated financial statements. Collectively, these acquired entities constituted approximately 3.6% of total assets as of December 31, 2012 and approximately 1.3% of total revenues and approximately (0.9)% of earnings (loss) from continuing operations for the year then ended.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 8, 2013

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of twenty-eight of the sixty entities acquired in 2012, which are included in the 2012 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 3.6% of total assets as of December 31, 2012 and approximately 1.3% of total revenues and approximately (0.9)% of earnings (loss) from continuing operations for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2012 and 2011 and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Arthur J. Gallagher & Co. and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 8, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2012, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2012. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2013 Proxy Statement will include the information required by this item under the headings “Proposal 1 – Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2013 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2013 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2013 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2013 Proxy Statement will include the information required by this item under the heading “Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2012.

(b)	Consolidated Balance Sheet as of December 31, 2012 and 2011.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2012.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2012.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II – Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective December 7, 2012.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-9761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

4.1	Multicurrency Credit Agreement, dated as of July 15, 2010, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, Bank of America, N.A., Citibank N.A. and Barclays Bank PLC, as co-syndication agents, and JPMorgan Chase Bank N.A. and U.S. Bank National Association, as documentation agents (incorporated by reference to same exhibit number to our Form 8-K Current Report dated July 15, 2010, File No. 1-9761).

4.2	Amended and Restated Note Purchase Agreement, dated as of December 19, 2007, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2007, File No. 1-9761).

4.3	Note Purchase Agreement, dated as of November 30, 2009, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated November 30, 2009, File No. 1-9761).

4.4	Note Purchase Agreement, dated as of February 10, 2011, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated February 11, 2011, File No. 1-9761).

4.5	Note Purchase Agreement, dated as of July 10, 2012, among Arthur J. Gallagher & Co. and the Purchasers (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated July 11, 2012, File No. 1-9761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-9761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-9761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-9761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-9761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-9761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of March 14, 2012 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2012, File No. 1-9761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2012, File No. 1-9761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-9761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-9761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-9761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

*10.30	The Arthur J. Gallagher & Co. Employee Stock Purchase Plan, amended and restated as of September 17, 2012 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2012, File No. 1-9761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-9761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-9761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-9761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-9761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-9761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February, 2013.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of February, 2013 by the following persons on behalf of the Registrant in the capacities indicated.

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
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2012
Allowance for doubtful accounts	$4.8	$1.0	$0.8	(1)	$6.6
Allowance for estimated policy cancellations	5.2	(1.6)	0.4	(2)	4.0
Accumulated amortization of expiration lists, noncompete agreements and trade names	321.3	99.0	(1.0	)(3)	419.3

Year ended December 31, 2011
Allowance for doubtful accounts	$4.4	$0.5	$(0.1	)(1)	$4.8
Allowance for estimated policy cancellations	4.3	0.9	—	(2)	5.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	247.7	79.3	(5.7	)(3)	321.3

Year ended December 31, 2010
Allowance for doubtful accounts	$4.2	$0.5	$(0.3	)(1)	$4.4
Allowance for estimated policy cancellations	4.6	(0.3)	—	(2)	4.3
Accumulated amortization of expiration lists, noncompete agreements and trade names	186.5	60.8	0.4	(3)	247.7

(1)	Net activity of bad debt write offs and recoveries.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

Exhibit Index

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective December 7, 2012.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.