Form 10-Q
period 2013-03-31
GALLAGHER ARTHUR J & CO
filed 2013-05-01
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2013 was 126,754,000.

Arthur J. Gallagher & Co.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited-in millions, except per share data)

	Three-month period ended March 31,
	2013	2012
Commissions	$326.8	$272.0
Fees	239.7	215.6
Supplemental commissions	17.3	17.1
Contingent commissions	22.5	19.0
Investment income	1.3	2.2
Net gains on books of business sales	0.4	0.7
Revenues from clean coal activities	57.0	20.1
Other net revenues	9.1	0.1

Total revenues	674.1	546.8

Compensation	383.9	344.4
Operating	133.8	108.3
Cost of revenues from clean coal activities	58.1	17.7
Interest	11.2	10.6
Depreciation	10.8	9.7
Amortization	29.6	21.1
Change in estimated acquisition earnout payables	4.4	2.5

Total expenses	631.8	514.3

Earnings before income taxes	42.3	32.5
Provision for income taxes	1.8	4.4

Net earnings	$40.5	$28.1

Basic net earnings per share	$0.32	$0.24
Diluted net earnings per share	0.32	0.24
Dividends declared per common share	0.35	0.34

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended March 31,
	2013	2012
Net earnings	$40.5	$28.1
Change in pension liability, net of taxes	1.1	(1.2)
Foreign currency translation	(23.1)	10.4
Change in fair value of derivative investments, net of taxes	(0.2)	2.0

Comprehensive earnings	$18.3	$39.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$224.0	$302.1
Restricted cash	799.1	851.6
Premiums and fees receivable	1,050.6	1,096.1
Other current assets	227.7	179.7

Total current assets	2,301.4	2,429.5
Fixed assets - net	108.5	105.4
Deferred income taxes	258.5	251.8
Other noncurrent assets	319.6	283.3
Goodwill - net	1,468.3	1,472.7
Amortizable intangible assets - net	768.8	809.6

Total assets	$5,225.1	$5,352.3

Premiums payable to insurance and reinsurance companies	$1,728.3	$1,819.7
Accrued compensation and other accrued liabilities	343.4	306.7
Unearned fees	66.4	70.6
Other current liabilities	27.0	36.9
Corporate related borrowings - current	50.0	129.0

Total current liabilities	2,215.1	2,362.9
Corporate related borrowings - noncurrent	725.0	725.0
Other noncurrent liabilities	620.3	605.8

Total liabilities	3,560.4	3,693.7

Stockholders’ equity:
Common stock - issued and outstanding 126.8 shares in
2013 and 125.6 shares in 2012	126.8	125.6
Capital in excess of par value	1,086.5	1,055.4
Retained earnings	506.4	510.4
Accumulated other comprehensive loss	(55.0)	(32.8)

Total stockholders’ equity	1,664.7	1,658.6

Total liabilities and stockholders’ equity	$5,225.1	$5,352.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$40.5	$28.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Net gain on investments and other	(9.6)	(0.7)
Depreciation and amortization	40.4	30.8
Change in estimated acquisition earnout payables	4.4	2.5
Amortization of deferred compensation and restricted stock	2.2	1.7
Stock-based and other noncash compensation expense	0.9	1.0
Effect of changes in foreign exchange rates	(0.2)	0.2
Net change in restricted cash	33.2	25.6
Net change in premiums receivable	22.6	(27.0)
Net change in premiums payable	(35.6)	(16.4)
Net change in other current assets	(51.4)	27.3
Net change in accrued compensation and other accrued liabilities	41.9	(93.0)
Net change in fees receivable/unearned fees	(7.7)	(6.0)
Net change in income taxes payable	(2.0)	(1.7)
Net change in deferred income taxes	(7.4)	1.5
Net change in other noncurrent assets and liabilities	(21.0)	(23.5)

Net cash provided (used) by operating activities	51.2	(49.6)

Cash flows from investing activities:
Net additions to fixed assets	(9.3)	(13.0)
Cash paid for acquisitions, net of cash acquired	(18.6)	(17.2)
Net proceeds from sales of operations/books of business	0.4	4.7
Net (funding) proceeds of investment transactions	(5.3)	13.2

Net cash used by investing activities	(32.8)	(12.3)

Cash flows from financing activities:
Proceeds from issuance of common stock	27.0	26.7
Tax impact from issuance of common stock	4.0	(0.2)
Dividends paid	(44.2)	(38.8)
Borrowings on line of credit facility	18.0	157.0
Repayments on line of credit facility	(97.0)	(75.0)

Net cash (used) provided by financing activities	(92.2)	69.7

Effect of changes in foreign exchange rates on cash and cash equivalents	(4.3)	2.8

Net (decrease) increase in cash and cash equivalents	(78.1)	10.6
Cash and cash equivalents at beginning of period	302.1	291.2

Cash and cash equivalents at end of period	$224.0	$301.8

Supplemental disclosures of cash flow information:
Interest paid	$17.6	$16.4
Income taxes paid	9.8	4.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance at December 31, 2012	125.6	$125.6	$1,055.4	$510.4	$(32.8)	$1,658.6
Net earnings	—	—	—	40.5	—	40.5
Change in pension liability, net of taxes of $0.7 million	—	—	—	—	1.1	1.1
Foreign currency translation	—	—	—	—	(23.1)	(23.1)
Change in fair value of derivative instruments, net of taxes of ($0.1) million	—	—	—	—	(0.2)	(0.2)
Compensation expense related to stock option plan grants	—	—	0.9	—	—	0.9
Tax impact from issuance of common stock	—	—	4.0	—	—	4.0
Common stock issued in:
Stock option plans	1.0	1.0	24.2	—	—	25.2
Employee stock purchase plan	0.1	0.1	1.7	—	—	1.8
Deferred compensation and restricted stock	0.1	0.1	0.3	—	—	0.4
Cash dividends declared on common stock	—	—	—	(44.5)	—	(44.5)

Balance at March 31, 2013	126.8	$126.8	$1,086.5	$506.4	$(55.0)	$1,664.7

See notes to consolidated financial statements.

Notes to March 31, 2013 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through two reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 19 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2012 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain reclassifications have been made to the amounts reported in the prior year’s unaudited consolidated financial statements in order to conform to the current year presentation.

In the preparation of our unaudited consolidated financial statements as of March 31, 2013, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (which we refer to as the FASB) issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires significant items reclassified out of accumulated other comprehensive income (which we refer to as AOCI) to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the consolidated financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. We adopted the new guidance effective January 1, 2013. The adoption did affect the disclosures made in the consolidated financial statements and notes thereto, but it did not have any impact on our results of operations or financial position.

3. Business Combinations

During the three-month period ended March 31, 2013, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Metzler Brothers Insurance (MBI) February 1, 2013	—	$—	$3.4	$—	$0.4	$0.7	$4.5	$1.4
Three other acquisitions completed in 2013	—	—	5.2	—	0.2	3.1	8.5	4.9

	—	$—	$8.6	$—	$0.6	$3.8	$13.0	$6.3

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 10.0% for our 2013 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates approximated 8.5% for all of our 2013 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During each of the three-month periods ended March 31, 2013 and 2012, we recognized $2.9 million and $2.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2013 and 2012, we recognized $1.5 million and $0.1 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for seventeen and six acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $383.3 million as of March 31, 2013, of which $139.9 million was recorded in our consolidated balance sheet as of March 31, 2013, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2013 (in millions):

	MBI	Three Other Acquisitions	Total
Cash	$0.2	$—	$0.2
Other current assets	—	0.1	0.1
Fixed assets	0.2	—	0.2
Goodwill	2.0	3.5	5.5
Expiration lists	2.6	4.8	7.4
Non-compete agreements	0.1	0.2	0.3

Total assets acquired	5.1	8.6	13.7

Current liabilities	0.6	0.1	0.7

Total liabilities assumed	0.6	0.1	0.7

Total net assets acquired	$4.5	$8.5	$13.0

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and/or increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $5.5 million, $7.4 million and $0.3 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 6.6% and 5.0% to 11.0% respectively, for our 2012 acquisitions, for which a valuation was performed in first quarter 2013. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.5% to 13.5% for our 2012 acquisitions, for which a valuation was performed in first quarter 2013. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for trade names, three to fifteen years for expiration lists and three to five years for non-compete agreements), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month period ended March 31, 2013, we wrote off $1.8 million of amortizable intangible assets related to the brokerage segment. No such indicators were noted in the three-month period ended March 31, 2012.

Of the $7.4 million of expiration lists and $0.3 million of non-compete agreements related to our first quarter 2013 acquisitions, all are expected to be deductible for income tax purposes. Accordingly, no deferred tax liability or corresponding amount of goodwill was recorded in the three-month period ended March 31, 2013 related to nondeductible amortizable intangible assets.

During the three-month period ended March 31, 2012, we issued 425,000 shares of our common stock, paid $2.8 million in cash and accrued $0.6 million in liabilities related to earnout obligations of three acquisitions made prior to 2009.

Our consolidated financial statements for the three-month period ended March 31, 2013 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2012 (in millions, except per share data):

	Three-month period ended March 31,
	2013	2012
Total revenues	$674.6	$548.0
Net earnings	40.5	28.1
Basic net earnings per share	0.32	0.24
Diluted net earnings per share	0.32	0.24

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2012, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the three-month period ended March 31, 2013 totaled approximately $5.0 million. For the three-month period ended March 31, 2013, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2013 in the aggregate, were $0.9 million and $0.1 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at March 31, 2013 and December 31, 2012 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2013
United States	$1,168.5	$19.3	$—	$1,187.8
Foreign, principally Australia, Canada and the U.K.	278.6	1.9	—	280.5

Total goodwill—net	$1,447.1	$21.2	$—	$1,468.3

At December 31, 2012
United States	$1,158.1	$19.2	$—	$1,177.3
Foreign, principally Australia, Canada and the U.K.	293.3	2.1	—	295.4

Total goodwill—net	$1,451.4	$21.3	$—	$1,472.7

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2013 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2012	$1,451.4	$21.3	$—	$1,472.7
Goodwill acquired during the period	5.5	—	—	5.5
Goodwill adjustments due to appraisals and other acquisition adjustments	3.6	—	—	3.6
Foreign currency translation adjustments during the period	(13.4)	(0.1)	—	(13.5)

Balance as of March 31, 2013	$1,447.1	$21.2	$—	$1,468.3

Major classes of amortizable intangible assets at March 31, 2013 and December 31, 2012 consist of the following (in millions):

	March 31, 2013	December 31, 2012
Expiration lists	$1,165.1	$1,175.0
Accumulated amortization - expiration lists	(417.2)	(390.8)

	747.9	784.2

Non-compete agreements	30.0	30.9
Accumulated amortization - non-compete agreements	(23.7)	(23.3)

	6.3	7.6

Trade name	20.0	23.0
Accumulated amortization - trade name	(5.4)	(5.2)

	14.6	17.8

Net amortizable assets	$768.8	$809.6

Estimated aggregate amortization expense for each of the next five years is as follows:

2013 (remaining nine months)	$83.0
2014	108.2
2015	103.2
2016	97.9
2017	89.9

Total	$482.2

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

On March 27, 2013, we committed to borrowing an additional $200.0 million of private placement debt, which will have a maturity of nine years and an interest rate of 3.69%. We anticipate that this transaction will close in June 2013.

Under the terms of the note purchase agreements, we may redeem the notes at any time, in whole or in part, at 100% of the principal amount of such notes being redeemed, together with accrued and unpaid interest and a “make-whole amount.” The “make-whole amount” is derived from a net present value computation of the remaining scheduled payments of principal and interest using a discount rate based on U.S. Treasury yields plus 0.5% and is designed to compensate the purchasers of the notes for their investment risk in the event prevailing interest rates at the time of prepayment are less favorable than the interest rates under the notes. We do not currently intend to prepay any of the notes.

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2013. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars will be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars are based on an adjusted London Interbank Offered Rate (which we refer to as LIBOR), as defined in the Credit Agreement, plus a margin of 1.45%, 1.65%, 1.85% or 2.00%, depending on the financial leverage ratio we maintain. Interest rates on swing loans are based, at our election, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is .30%, .35%, .40% or .50% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio we maintain.

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of March 31, 2013. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2013, $15.9 million of letters of credit (for which we had $8.4 million of liabilities recorded at March 31, 2013) were outstanding under the Credit Agreement. There were $50.0 million of borrowings outstanding under the Credit Agreement at March 31, 2013. Accordingly, as of March 31, 2013, $434.1 million remained available for potential borrowings under the Credit Agreement, of which $59.1 million may be in the form of additional letters of credit.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of March 31, 2013.

The following is a summary of our corporate debt (in millions):

	March 31, 2013	December 31, 2012
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0

Total Note Purchase Agreements	725.0	725.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	50.0	129.0

	$775.0	$854.0

The fair value of the $725.0 million in debt under the note purchase agreements at March 31, 2013 was $813.0 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes. The estimated fair value of the $50.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2013	2012
Net earnings	$40.5	$28.1

Weighted average number of common shares outstanding	126.1	116.4
Dilutive effect of stock options using the treasury stock method	1.4	1.4

Weighted average number of common and common equivalent shares outstanding	127.5	117.8

Basic net earnings per share	$0.32	$0.24

Diluted net earnings per share	$0.32	$0.24

Options to purchase 1.7 million and 1.2 million shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.5 million at March 31, 2013. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

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

On March 13, 2013, the compensation committee granted 1,665,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. On March 16, 2012, the compensation committee granted 1,355,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. The 2013 and 2012 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended March 31, 2013 and 2012, we recognized $0.9 million and $1.0 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012
Expected dividend yield	3.5%	4.0%
Expected risk-free interest rate	1.2%	1.2%
Volatility	29.6%	26.7%
Expected life (in years)	6.0	5.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2013 and 2012, as determined on the grant date using the Black-Scholes option pricing model, was $7.51 and $5.44, respectively.

The following is a summary of our stock option activity and related information for 2013 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2013
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	9.0	$28.80
Granted	1.7	39.17
Exercised	(1.0)	26.87
Forfeited or canceled	—	—

Ending balance	9.7	$30.77	3.98	$102.0

Exercisable at end of period	5.1	$27.54	2.57	$70.2

Ending vested and expected to vest	9.5	$30.68	3.95	$101.4

Options with respect to 8.0 million shares (less any shares of restricted stock issued under the LTIP—see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2013.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2013 and 2012 was $10.4 million and $8.5 million, respectively. As of March 31, 2013, we had approximately $27.7 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2013 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.58 - $ 26.79	1.9	3.39	$24.44	1.5	$24.34
27.03 - 28.65	2.2	2.71	27.49	1.8	27.53
28.86 - 30.95	2.3	2.65	30.03	1.6	29.80
31.24 - 35.95	1.6	5.30	35.35	0.2	33.01
39.17 - 39.17	1.7	6.95	39.17	—	—

$ 10.58 - $ 39.17	9.7	3.98	$30.77	5.1	$27.54

8. Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the plan, we typically contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Alternatively, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. Distributions under the plan may not normally be made until the participant reaches age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. All contributions to the plan deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

Our common stock that is issued to the rabbi trust as a contribution under the Plan is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During both the three-month periods ended March 31, 2013 and 2012, we charged $0.3 million to stock-based compensation expense related to this plan. At March 31, 2013 and December 31, 2012, we recorded $5.3 million (related to 591,200 shares) and $5.6 million (related to 610,000 shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at March 31, 2013 and December 31, 2012 was $24.4 million and $21.1 million, respectively.

In the first quarter of each of 2013 and 2012, the compensation committee approved $8.0 million and $7.3 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2013 and first quarter 2012, respectively. The fair value of the funded cash award assets at March 31, 2013 and December 31, 2012 was $44.0 million and $41.6 million, respectively, and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended March 31, 2013 and 2012, we charged $1.2 million and $0.9 million, respectively, to compensation expense related to these cash awards. During each of the three-month periods ended March 31, 2013 and 2012, cash and equity awards with an aggregate fair value of $0.7 million were vested and distributed to executives under this plan.

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

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At March 31, 2013, 0.5 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2013 and 2012, we granted 345,000 and 332,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $13.5 million and $11.9 million, respectively, at the date of grant. These 2013 and 2012 awards of restricted stock units vest as follows: 345,000 units granted in first quarter 2013 and 332,000 units granted in first quarter 2012, vest in full based on continued employment through March 13, 2017 and March 16, 2016, respectively. For certain of our executive officers age 55 or older, restricted stock units awarded in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant. When restricted stock units are granted, no amounts are recorded in the accompanying consolidated financial statements. The grant date fair market value is amortized to compensation expense ratably over the vesting period of the participants with the offsetting amount recorded in capital in excess of par in the consolidated balance sheet. Future changes in the fair value of our common stock that is owed to the participants do not have any direct impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2013 and 2012, we charged $1.9 million and $1.4 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2013. The total intrinsic value of unvested restricted stock units at March 31, 2013 and 2012 was $45.5 million and $34.9 million, respectively. During the three-month periods ended March 31, 2013 and 2012, equity awards (including accrued dividends) with an aggregate fair value of $7.7 million and $6.3 million were vested and distributed to employees under this plan.

Cash Awards

On March 13, 2013, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible employees will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2013 provisional award will fully vest based on continuous employment through January 1, 2016. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2015, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2016. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2013 related to the 2013 provisional award under the Program.

On March 16, 2012, pursuant to the Program, the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grant to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2012 provisional award were similar to those of the 2013 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in first quarter 2013 that will fully vest on January 1, 2015. For certain of our executive officers age 55 or older, awards under the Program in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During the three-month period ended March 31, 2013, we charged $1.7 million to compensation expense related to these awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved provisional cash awards of $14.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2013 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that will fully vest on January 1, 2014. During the three-month periods ended March 31, 2013 and 2012, we charged $2.0 million and $1.9 million, respectively, to compensation expense related to these awards.

On March 2, 2010, pursuant to the Program, the compensation committee approved provisional cash awards of $17.0 million in the aggregate for future grant to our officers and key employees that are denominated in units (706,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms discussed above for the 2013 provisional award. However, based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2013 or 2012 related to this provisional award.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2013	2012
Service cost	$0.1	$0.1
Interest cost on benefit obligation	2.9	3.0
Expected return on plan assets	(4.3)	(3.8)
Amortization of net actuarial loss	2.0	1.9

Net periodic benefit cost	$0.7	$1.2

We are not required under the IRC to make any minimum contributions to the plan for the 2013 plan year. We were not required under the IRC to make any minimum contributions to the 2012 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the three-month periods ended March 31, 2013 and 2012, we made discretionary contributions of $2.1 million and $1.8 million to the plan.

11. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	March 31, 2013		December 31,
		Funding	2012
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC	—	—	—
Clean-coal investments
Non-controlling interest in four limited liability companies that own nine 2009 Era Clean Coal Plants	8.8	—	2.8
Controlling interest in two limited liability companies that own five 2009 Era Clean Coal Plants	5.8	0.2	6.3
Non-controlling interest in six limited liability companies that own five 2011 Era Clean Coal Plants	12.8	—	13.2
Controlling interest in four limited liability companies that own four 2011 Era Clean Coal Plants	16.0	13.2	9.2
Controlling interest in a limited liability company that owns six 2011 Era Clean Coal Plants	3.7	—	5.1
Notes receivable and interest from co-investor related to the sales of three 2009 Era Plants	—	—	8.5
Other investments	2.9	2.9	3.0

Total investments	$56.0	$16.3	$54.1

Chem-Mod LLC - At March 31, 2013, we held a 46.54% controlling interest in Chem-Mod LLC. Chem-Mod LLC possesses the exclusive marketing rights in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At March 31, 2013, total assets and total liabilities of this VIE included in our consolidated balance sheet were $7.9 million and $1.8 million, respectively. For the three-month period ended March 31, 2013, total revenues and expenses were $10.9 million and $5.9 million (including non-controlling interest of $5.6 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At March 31, 2013, we held a 31.52% non- controlling interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At March 31, 2013, we held a non-controlling 8% interest in C-Quest’s global operation. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

Clean Coal Investments -

•

We have investments in limited liability companies that own 29 refined coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from one of the co-investors. For nine of the plants, our ownership went from 24.5% to 49.5%. Our investment in these plants had been accounted for under the equity method of accounting and will continue to be accounted for under the equity method. For three of the plants, our ownership went from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note carrying value, including interest, of $8.0 million at March 1, 2013 that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, plus cash and other consideration of $5.0 million. We recognized a gain of $9.6 million, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $25.6 million of fixed and other amortizable intangible assets. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior 25% equity interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted to reduce the valuation for our lack of control in the prior ownership position. We determined the fair value of the limited liability company based on provisional estimates of fair value using similar valuation techniques to those discussed in Note 3 to these unaudited consolidated financial statements.

•	As of March 31, 2013:

•	Eighteen of the plants have long-term production contracts.

•

The remaining eleven plants are in various stages of seeking and negotiating long-term production contracts, permitting and construction of permanent deployment facilities. We anticipate the resumption of production of refined coal at six of the plants in 2013.

•

We have a non-controlling, minority interest in fourteen plants. We also have agreements in principle with co-investors for the sale of majority ownership interests in six additional plants. We may sell ownership interests in some or all of the remaining plants to co-investors.

•

Twelve of the 2009 Era Plants and nine of the 2011 Era Plants are owned by limited liability companies, which we have determined to be VIEs. At March 31, 2013, total assets and total liabilities of the VIEs were $132.7 million and $64.2 million, respectively. For the three-month period ended March 31, 2013, total revenues and expenses were $113.2 million and $133.6 million, respectively.

•

In all limited liability companies where we are a non-controlling, minority investor, the membership agreements for the operations of each of these entities contain provisions that preclude an individual member from being able to make major decisions that would denote control. As of the date we become a non-controlling, minority investor, we deconsolidate these entities and account for the investments using equity method accounting.

•

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We plan to sell majority ownership interests in such plants to co-investors and relinquish control of the plants, thereby becoming a non-controlling, minority investor. We are currently committed to fund an additional $13.4 million under engineering and construction contracts related to moving, connecting and housing several plants. With the refined coal plants that we plan to redeploy during the remainder of 2013, we estimate that we will invest another $20.0 million to $30.0 million before co-investor contributions. Subsequent to 2013, we estimate that we will invest an additional $30.0 million to $35.0 million to redeploy the remainder of the refined coal plants before co-investor contributions. Each investor funds its portion of the on-going operations of the limited liability companies in proportion to its investment ownership percentage. Other than our portion of the on-going operational funding, there are no additional funding amounts that we are committed to related to these investments.

•

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas or shutting down completely for economic reasons. We and our partners are prepared to move the refined coal productions plants to other, generally higher volume, coal-fired power plants. In these potential situations, we estimate those plants will not operate for 12 to 18 months during moving and redeployment.

•

Until March 1, 2013, we had a promissory note from a co-investor that was received as part of the consideration for the March 1, 2010 sale of ownership interests in three of the 2009 Era Plants. This note was assumed by us as part of our purchase of additional ownership interests in twelve of the 2009 Era Plants as described above.

Other Investments - At March 31, 2013, we owned a non-controlling, minority interest in four venture capital funds totaling $2.4 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At March 31, 2013, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at March 31, 2013 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Note purchase agreements	$—	$100.0	$—	$50.0	$300.0	$275.0	$725.0
Credit Agreement	50.0	—	—	—	—	—	50.0
Interest expense on debt	25.9	43.0	36.7	36.7	33.8	43.3	219.4

Total debt obligations	75.9	143.0	36.7	86.7	333.8	318.3	994.4
Operating lease obligations	52.3	57.8	50.0	40.1	33.5	88.7	322.4
Less sublease arrangements	(2.0)	(1.6)	(0.6)	—	—	—	(4.2)
Outstanding purchase obligations	12.3	10.7	6.9	1.3	0.3	—	31.5

Total contractual obligations	$138.5	$209.9	$93.0	$128.1	$367.6	$407.0	$1,344.1

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2013. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2013 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2013	2014	2015	2016	2017	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Financial guarantees	—	—	—	—	—	9.3	9.3
Funding commitments	13.4	—	—	—	—	2.9	16.3

Total commitments	$13.4	$—	$—	$—	$—	$28.1	$41.5

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

On March 27, 2013, we committed to borrowing an additional $200.0 million of private placement debt, which will have a maturity of nine years and an interest rate of 3.69%. We anticipate that this transaction will close in June 2013. In the unlikely event that we do not complete the $200 million private placement, we would incur a cancellation fee of $1.2 million.

Since January 1, 2002, we have acquired 252 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2009 to 2013 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $383.3 million, of which $139.9 million was recorded in our consolidated balance sheet as of March 31, 2013 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2013 or December 31, 2012 that was recourse to us.

At March 31, 2013, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.4 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2013, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2013 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.7 million and below the upper end of the actuarial range by $4.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnities. At March 31, 2013, the maximum potential amount of future payments that we could be required to make under these indemnification totaled approximately $160.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At March 31, 2013, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our March 31, 2013 consolidated balance sheet related to these indemnification obligations.

13. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2012	$(52.4)	$20.5	$(0.9)	$(32.8)
Net change in period	1.1	(23.1)	(0.2)	(22.2)

Balance as of March 31, 2013	$(51.3)	$(2.6)	$(1.1)	$(55.0)

The foreign currency translation during the three-month period ended March 31, 2013 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, India, Singapore and the U.K. During the three-month period ended March 31, 2013, $1.8 million of pretax expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the three-month period ended March 31, 2012, $2.0 million of pretax income related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the three-month period ended March 31, 2013, no amounts related to foreign currency translation or the fair value of derivative investments were reclassified from accumulated other comprehensive loss to the statement of earnings. During the three-month period ended March 31, 2012, $0.2 million of pretax income related to fair value of derivative investments were reclassified from accumulated other comprehensive loss to the statement of earnings. During the three-month periods ended March 31, 2013 and 2012, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

14. Segment Information

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

Financial information relating to our segments for the three-month periods ended March 31, 2013 and 2012 is as follows (in millions):

	Three-month period
	ended March 31,
	2013	2012
Brokerage
Total revenues	$454.4	$385.3

Earnings before income taxes	$40.6	$29.5

Identifiable assets at March 31, 2013 and 2012	$3,953.8	$3,445.5

Risk Management
Total revenues	$153.6	$141.3

Earnings before income taxes	$21.5	$19.1

Identifiable assets at March 31, 2013 and 2012	$503.9	$533.1

Corporate
Total revenues	$66.1	$20.2

Loss before income taxes	$(19.8)	$(16.1)

Identifiable assets at March 31, 2013 and 2012	$767.4	$624.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2013, and the related consolidated statements of earnings and comprehensive earnings for the three-month periods ended March 31, 2013 and 2012, the consolidated statement of cash flows for the three-month periods ended March 31, 2013 and 2012, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2012, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 8, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

May 1, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2013. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2012.

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

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry, which could make it more difficult to identify targets and could make them more expensive, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption laws;

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

•	Inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity;

•	Failure to comply with regulatory requirements, or a change in regulations that adversely affects our operations;

•	Violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws;

•	Failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1985 (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions; and

•	Volatility of the price of our common stock.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Gallagher and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by law, we expressly disclaim any obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Gallagher, including our results of operations and financial condition, is contained in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012.

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations, that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information related to organic revenues and EBITDAC, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. Certain reclassifications have been made to the prior-year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

Adjusted presentation - We believe that the adjusted presentations of the 2013 and 2012 information presented on the following pages, provides stockholders and other interested persons with useful information regarding certain of our financial metrics that will assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude net gains realized from sales of books of business, Heath Lambert integration costs, New Zealand earthquake claims administration, South Australia ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition on to our IT related systems.

•

Adjusted ratios - Adjusted compensation expense ratio and operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin and diluted net earnings per share (as adjusted) for the brokerage and risk management segments, each as defined below, provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin and diluted net earnings per share (as adjusted) for the brokerage and risk management segments are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	EBITDAC - We define this measure as net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, Heath Lambert integration costs, earnout related compensation charges, workforce related charges, lease termination related charges, New Zealand earthquake claims administration, South Australia ramp up fees/costs, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues, (defined above).

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, Heath Lambert integration costs, New Zealand earthquake claims administration, South Australia ramp up fees/costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, adjustments to the change in estimated acquisition earnout payables and effective income tax rate impact, divided by diluted weighted average shares outstanding.

Organic Revenues - Organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation and disposed of operations. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fees excludes South Australia ramp up fees, New Zealand earthquake claims administration and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2013 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10-Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) and organic revenue measures.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were computing income tax provisions on a separate company basis. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our fifteen 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and First Quarter 2013 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2012 and into 2013, we have expanded and expect to continue to expand our international operations through both acquisitions and organic growth. We generate approximately 80% of our revenues domestically, with the remaining 20% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on first quarter 2013 reported revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2013 compared to 2012. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 67%, 23% and 10%, respectively, to revenues during the three-month period ended March 31, 2013. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in the last nine quarterly periods in both the brokerage and risk management segments. Based on our experience with customers, we believe we are seeing further evidence of market firming and our customers are being cautiously optimistic about their business prospects. The first quarter 2013 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey indicated that rates were up, on average 5.2% across all sized accounts. Rates are continuing to rise as insurance carriers tighten their underwriting standards and press for higher pricing and deductibles on renewals. In addition insurance carriers are reducing their exposure to riskier business, which means more business is moving into the alternative markets. The survey also reflected an on-going “Superstorm Sandy” effect with tighter underwriting on property risks with CAT exposure on the eastern coast of the U.S. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in first quarter 2013 compared to the same period in 2012 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were 18% and 19%, respectively, base organic commission and fee revenues were up 4.8%, net earnings were up 39%, adjusted EBITDAC was up 28% and adjusted EBITDAC margins were up 130 basis points. In addition, we completed four acquisitions with annualized revenues totaling $5.0 million in first quarter 2013.

•

In our risk management segment, total revenues and adjusted total revenues were up 9% and 11%, respectively, organic fees were up 10.8%, net earnings were up 19%, adjusted EBITDAC was up 13% and adjusted EBITDAC margins improved by 30 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 15% and 16%, respectively, base organic commissions and fee revenues were up 6.0%, net earnings were up 31%, adjusted EBITDAC was up 24% and improved adjusted EBITDAC margins by 107 basis points.

In our corporate segment we made steady progress in rolling-out our clean energy investments during 2012 and we now have most of our plants in various stages of ramping up production. Our clean energy investments contributed $13.2 million to net earnings in the first quarter of 2013. We anticipate clean energy investments to generate between $70.0 million and $80.0 million for all of 2013. These additional earnings will be used to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 revenues, EBITDAC and diluted net earnings (loss) per share with the same period in 2012:

For the Three-Month Periods Ended March 31,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$454.0	$383.0	19%	$82.9	$64.9	28%	$0.22	$0.18	22%
Net gains on book sales	0.4	0.7		0.4	0.7		—	—
Heath Lambert integration costs	—	—		(3.0)	(4.0)		(0.02)	(0.02)
Workforce & lease termination	—	—		—	(2.8)		—	(0.01)
Acquisition related adjustments	—	—		—	—		(0.01)	—
Levelized foreign currency translation	—	1.6		—	(0.6)		—	—

Brokerage, as reported	454.4	385.3		80.3	58.2		0.19	0.15

Risk Management, as adjusted	152.1	137.5	11%	25.2	22.4	13%	0.10	0.09	11%
New Zealand earthquake claims administration	0.1	3.8		—	1.2		—	0.01
South Australia ramp up	1.4	—		1.3	—		0.01	—

Risk Management, as reported	153.6	141.3		26.5	23.6		0.11	0.10

Total Brokerage & Risk Management, as reported	608.0	526.6		106.8	81.8		0.30	0.25
Corporate, as reported	66.1	20.2		(8.5)	(5.4)		0.02	(0.01)

Total Company, as reported	$674.1	$546.8		$98.3	$76.4		$0.32	$0.24

Total Brokerage & Risk Management, as adjusted	$606.1	$520.5	16%	$108.1	$87.3	24%	$0.32	$0.27	19%

Results of Operations

Brokerage

The brokerage segment accounted for 67% of our revenues during the three-month period ended March 31, 2013. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2013 as compared to the same period in 2012, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2013	2012	Change
Commissions	$326.8	$272.0	$54.8
Fees	86.7	75.1	11.6
Supplemental commissions	17.3	17.1	0.2
Contingent commissions	22.5	19.0	3.5
Investment income	0.7	1.4	(0.7)
Gains realized on books of business sales	0.4	0.7	(0.3)

Total revenues	454.4	385.3	69.1

Compensation	287.7	257.1	30.6
Operating	86.4	70.0	16.4
Depreciation	6.3	5.7	0.6
Amortization	29.0	20.5	8.5
Change in estimated acquisition earnout payables	4.4	2.5	1.9

Total expenses	413.8	355.8	58.0

Earnings before income taxes	40.6	29.5	11.1
Provision for income taxes	16.0	11.8	4.2

Net earnings	$24.6	$17.7	$6.9

Diluted net earnings per share	$0.19	$0.15	$0.04

Other Information
Change in diluted net earnings per share	27%	(6%)
Growth in revenues	18%	21%
Organic change in commissions and fees	5%	3%
Compensation expense ratio	63%	67%
Operating expense ratio	19%	18%
Effective income tax rate	39%	40%
Workforce at end of period (includes acquisitions)	8,966	7,987
Identifiable assets at March 31	$3,953.8	$3,445.5
EBITDAC
Net earnings	$24.6	$17.7	$6.9
Provision for income taxes	16.0	11.8	4.2
Depreciation	6.3	5.7	0.6
Amortization	29.0	20.5	8.5
Change in estimated acquisition earnout payables	4.4	2.5	1.9

EBITDAC	$80.3	$58.2	$22.1

EBITDAC margin	18%	15%
EBITDAC growth	38%	15%

The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 EBITDAC and adjusted EBITDAC to the same period in 2012 (in millions):

	Three-month period ended March 31,
	2013	2012
Total EBITDAC - see computation above	$80.3	$58.2
Net gains from books of business sales	(0.4)	(0.7)
Heath Lambert integration costs	3.0	4.0
Workforce and lease termination related charges	—	2.8
Levelized foreign currency translation	—	0.6

Adjusted EBITDAC	$82.9	$64.9

Adjusted EBITDAC change	27.7%	26.6%

Adjusted EBITDAC margin	18.3%	17.0%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (which we refer to as Heath Lambert) for cash, net of cash received, of approximately $164.0 million. As of the acquisition date, we expected that it could take up to two years to fully integrate the Heath Lambert operations into our existing operations.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2013 compared to the same period in 2012, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2013 ($51.5 million). Commissions and fees in the three-month period ended March 31, 2013 included new business production and renewal rate increases of $56.1 million, which was partially offset by lost business of $41.2 million. Commissions increased 20% and fees increased 15% in the three-month period ended March 31, 2013 compared to the same period in 2012. Organic growth in commissions and fee revenues for the three-month period ended March 31, 2013 was 5% compared to 3% for the same period in 2012, principally due to net new business production and premium rate increases. Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2013 and 2012 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue
For the Three-Month Periods Ended March 31,	2013	2012	2012	2011
Base Commissions and Fees
Commission revenues as reported	$326.8	$272.0	$272.0	$225.7
Fee revenues as reported	86.7	75.1	75.1	59.1
Less commission and fee revenues from acquisitions	(51.5)	—	(56.0)	—
Less disposed of operations	—	(0.3)	—	(2.7)
Levelized foreign currency translation	—	(1.4)	—	(0.1)

Organic base commission and fee revenues	$362.0	$345.4	$291.1	$282.0

Organic change in base commission and fee revenues	4.8%		3.2%

Supplemental Commissions
Supplemental commissions as reported	$17.3	$17.1	$17.1	$13.5
Less supplemental commissions from acquisitions	(1.6)	—	(2.7)	—
Less disposed of operations	—	—	—	(0.3)

Organic supplemental commissions	$15.7	$17.1	$14.4	$13.2

Organic change in supplemental commissions	(8.2%)		9.1%

Contingent Commissions
Contingent commissions as reported	$22.5	$19.0	$19.0	$16.8
Less contingent commissions from acquisitions	(3.5)	—	(2.4)	—

Organic contingent commissions	$19.0	$19.0	$16.6	$16.8

Organic change in contingent commissions	0.0%		(1.2%)

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2013, 2012 and 2011 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Reported supplemental commissions	$17.3				$17.3
Reported contingent commissions	22.5				22.5

Reported supplemental and contingent commissions	$39.8				$39.8

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

Investment income and net gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $0.4 million and $0.7 million, respectively, for the three-month periods ended March 31, 2013 and 2012. Investment income in the three-month period ended March 31, 2013 decreased slightly compared to the same period in 2012.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 compensation expense with the same period in 2012 (in millions):

	Three-month period
	ended March 31,
	2013	2012
Reported amounts	$287.7	$257.1
Heath Lambert integration costs	(1.3)	(2.8)
Workforce related charges	—	(2.8)
Levelized foreign currency translation	—	(1.6)

Adjusted amounts	$286.4	$249.9

Adjusted revenues - see page 31	$454.0	$383.0

Adjusted ratios	63.1%	65.3%

The increase in compensation expense for the three-month period ended March 31, 2013 compared to the same period in 2012 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($27.6 million in the aggregate), increases in employee benefits ($5.2 million), stock compensation expense ($0.4 million) and temporary staffing ($0.2 million) offset by a decrease in severance related costs ($2.8 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2013.

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 operating expense with the same period in 2012 (in millions):

	Three-month period
	ended March 31,
	2013	2012
Reported amounts	$86.4	$70.0
Heath Lambert integration costs	(1.7)	(1.2)
Levelized foreign currency translation	—	(0.6)

Adjusted amounts	$84.7	$68.2

Adjusted revenues - see page 31	$454.0	$383.0

Adjusted ratios	18.7%	17.8%

The increase in operating expense for the three-month period ended March 31, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($4.1 million), office expense ($3.8 million), travel and entertainment expense ($3.4 million), net rent and utilities ($2.6 million), licenses and fees ($1.2 million), sales development expense ($0.6 million) ), business insurance ($0.5 million), other expense ($0.4 million) and lease termination related charges ($0.3 million), slightly offset by a favorable foreign currency translation ($0.4 million) and a decrease in bad debt expense ($0.2 million). Also contributing to the increase in operating expenses in the three-month period ended March 31, 2013 were increased expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2013.

Depreciation - Depreciation expense in the three-month period ended March 31, 2013 increased slightly compared to the same period in 2012 due to expenses associated with acquisitions completed in the twelve-month period ended March 31, 2013.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2013 compared to the same period in 2012 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the completed in the twelve-month period ended March 31, 2013. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews during the three-month period ended March 31, 2013, we wrote off $1.8 million of amortizable intangible assets related to the brokerage segment. No indicators of impairment were noted in the three-month period ended March 31, 2012.

Change in estimated acquisition earnout payables - The increase in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2013 compared to the same period in 2012, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During each of the three-month periods ended March 31, 2013 and 2012, we recognized $2.9 million and $2.4 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2013 acquisitions. In addition, during the three-month periods ended March 31, 2013 and 2012, we recognized $1.5 million and $0.1 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for seventeen and six acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2009 to 2013 acquisitions are measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2013 and 2012 were 39.4% and 40.0%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 23% of our revenue during the three-month period ended March 31, 2013. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2013 as compared to the same period in 2012, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2013	2012	Change
Fees	$153.0	$140.5	$12.5
Investment income	0.6	0.8	(0.2)

Total revenues	153.6	141.3	12.3

Compensation	91.6	85.4	6.2
Operating	35.5	32.3	3.2
Depreciation	4.4	3.9	0.5
Amortization	0.6	0.6	—

Total expenses	132.1	122.2	9.9

Earnings before income taxes	21.5	19.1	2.4
Provision for income taxes	7.6	7.4	0.2

Net earnings	$13.9	$11.7	$2.2

Diluted net earnings per share	$0.11	$0.10	$0.01

Other information
Change in diluted net earnings per share	10%	67%
Growth in revenues	9%	8%
Organic change in fees	8%	7%
Compensation expense ratio	60%	60%
Operating expense ratio	23%	23%
Effective income tax rate	35%	39%
Workforce at end of period (includes acquisitions)	4,500	4,256
Identifiable assets at March 31	$503.9	$533.1

EBITDAC
Net earnings	$13.9	$11.7	$2.2
Provision for income taxes	7.6	7.4	0.2
Depreciation	4.4	3.9	0.5
Amortization	0.6	0.6	—

EBITDAC	$26.5	$23.6	$2.9

EBITDAC margin	17%	17%
EBITDAC growth	12%	55%

The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 EBITDAC and adjusted EBITDAC to the same period in 2012 (in millions):

	Three-month period
	ended March 31,
	2013	2012
Total EBITDAC - see computation above	$26.5	$23.6
New Zealand earthquake claims administration	—	(1.2)
South Australia ramp up	(1.3)	—

Adjusted EBITDAC	$25.2	$22.4

Adjusted EBITDAC change	12.5%	14.3%

Adjusted EBITDAC margin	16.6%	16.3%

Fees - The increase in fees for the three-month period ended March 31, 2013 compared to the same period in 2012 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $22.1 million), which were partially offset by lost business of $9.6 million. Organic growth in fee revenues for the three-month period ended March 31, 2013 was 11% compared to 7% for the same period in 2012.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2013 and 2012 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue
For the Three-Month Periods Ended March 31	2013	2012	2012	2011
Fees	$147.3	$136.2	$136.2	$126.9
International performance bonus fees	5.7	4.3	4.3	3.0

Fees as reported	153.0	140.5	140.5	129.9
Less fees from acquisitions	(0.8)	—	(0.7)	—
Less South Australia ramp up fees	(1.4)	—	—	—
Less New Zealand earthquake claims administration	(0.1)	(3.8)	(3.8)	(3.3)
Levelized foreign currency translation	—	(0.7)	—	0.7

Organic fees	$150.7	$136.0	$136.0	$127.3

Organic change in fees	10.8%		6.8%

Organic change in fees adjusted to exclude fees related to a new international client was 6.8% in first quarter 2013.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2013 remained relatively unchanged compared to the same period in 2012.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 compensation expense with the same period in 2012 (in millions):

	Three-month period
	ended March 31,
	2013	2012
Reported amounts	$91.6	$85.4
New Zealand earthquake claims administration	—	(2.2)

Adjusted amounts	$91.6	$83.2

Adjusted revenues - see page 31	$152.1	$137.5

Adjusted ratios	60.2%	60.5%

The increase in compensation expense for the three-month period ended March 31, 2013 compared to the same period in 2012 was primarily due to increased headcount, increases in salaries ($7.9 million) and employee benefits expense ($1.1 million) offset by a favorable foreign currency translation ($0.4 million) and decreases in New Zealand earthquake claims administration ($2.2 million) and temporary-staffing expense ($0.2 million).

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing first quarter 2013 operating expense with the same period in 2012 (in millions):

	Three-month period
	ended March 31,
	2013	2012
Reported amounts	$35.5	$32.3
New Zealand earthquake claims administration	(0.1)	(0.4)
South Australia ramp up costs	(0.1)	—

Adjusted amounts	$35.3	$31.9

Adjusted revenues - see page 31	$152.1	$137.5

Adjusted ratios	23.2%	23.2%

The increase in operating expense for the three-month period ended March 31, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($3.3 million), business insurance ($0.8 million), travel and entertainment ($0.5 million), licenses and fees ($0.3 million) and bad debt expense ($0.1 million), offset by decreases in office expenses ($0.5 million), New Zealand earthquake claims administration ($0.3 million), sales development expense ($0.3 million), other expense ($0.3 million) and net rent and utilities ($0.3 million). The increase in professional fees is primarily related to a new product introduced during third quarter 2012 that is primarily outsourced and the cost of which flows through operating expenses.

Depreciation - Depreciation expense increased slightly in the three-month period ended March 31, 2013 compared to the same period in 2012 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained the same in the three-month period ended March 31, 2013 compared to the same period in 2012. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2013 and 2012.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2013 and 2012 were 35.3% and 38.7%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see our consolidated financial statements included herein for a summary of our investments as of March 31, 2013 (unaudited) (Note 11) and in our most recent Annual Report on Form 10-K as of December 31, 2012 (Note 12). For a detailed discussion of the nature of our debt, see our consolidated financial statements included herein as of March 31, 2013 (unaudited) (Note 5) and in our most recent Annual Report on Form 10-K as of December 31, 2012 (Note 6).

Financial information relating to our corporate segment results for the three-month period ended March 31, 2013 as compared to the same period in 2012 is as follows: (in millions, except per share and percentages):

	Three-month period
	ended March 31,
Statement of Earnings	2013	2012	Change
Revenues from consolidated clean coal production plants	$49.3	$15.7	$33.6
Royalty income from clean coal licenses	10.0	5.3	4.7
Loss from unconsolidated clean coal production plants	(2.3)	(0.9)	(1.4)
Other net revenues	9.1	0.1	9.0

Total revenues	66.1	20.2	45.9

Cost of revenues from consolidated clean coal production plants	58.1	17.7	40.4
Compensation	4.6	1.9	2.7
Operating	11.9	6.0	5.9
Interest	11.2	10.6	0.6
Depreciation	0.1	0.1	—

Total expenses	85.9	36.3	49.6

Loss before income taxes	(19.8)	(16.1)	(3.7)
Benefit for income taxes	(21.8)	(14.8)	(7.0)

Net earnings (loss)	$2.0	$(1.3)	$3.3

Diluted net earnings (loss) per share	$0.02	$(0.01)	$0.03

Identifiable assets at March 31	$767.4	$624.1

EBITDAC
Net earnings (loss)	$2.0	$(1.3)	$3.3
Benefit for income taxes	(21.8)	(14.8)	(7.0)
Interest	11.2	10.6	0.6
Depreciation	0.1	0.1	—

EBITDAC	$(8.5)	$(5.4)	$(3.1)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities that we operate and control under lease arrangements, and the investments in which we have a majority ownership position and maintain control over the operations of the related plants, including those that are not operating. When we relinquish control in connection with the sale of majority ownership interests in our investments, we deconsolidate these operations.

The increase in the three-month period ended March 31, 2013, compared to the same period in 2012, is due primarily to increased production.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of March 31, 2013, we held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increase in royalty income in 2013 was due to a substantial increase in the production of refined coal by Chem-Mod’s licensees in the three-month period ended March 31, 2013.

Expenses related to royalty income of Chem-Mod in the three-month periods ended March 31, 2013 and 2012, were $5.9 million and $3.2 million, respectively, which include non-controlling interest of $5.6 million and $2.9 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors.

The increased pretax loss in the three-month period ended March 31, 2013 compared to the same period in 2012 was due primarily to increased production which generates increased pretax operating losses.

•

Other net revenues primarily consist of our equity portion of the operations of our venture capital fund investments. In addition in first quarter 2013, we recognized a gain of $9.6 million in connection with the acquisition of an additional ownership interest in twelve of the 2009 Era Plants from one of the co-investors. See Note 11 to the unaudited consolidated financial statements for additional discussion of this acquisition transaction. We have consolidated the operations of the limited liability company that owns these plants effective March 1, 2013.

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month periods ended March 31, 2013 and 2012, consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month period ended March 31, 2013, compared to the same period in 2012, is due primarily to increased production.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2013 and 2012, respectively, includes salary and benefit expenses of $1.9 million and $1.6 million and incentive compensation of $2.7 million and $0.3 million, respectively. The increase in salary and benefits expense for the three-month period ended March 31, 2013 compared to the same period in 2012 is due primarily to an increase in salaries. The increase in incentive compensation for the three-month period ended March 31, 2013 compared to the same period in 2012 is primarily due to the decrease in incentive compensation expenses for the three-month period ended March 31, 2012 resulting from a reduction in the level of effort devoted to corporate related activities and a change in estimate during first quarter 2012, of the prior year’s discretionary bonus accrual.

Operating expenses - Operating expense in the three-month period ended March 31, 2013 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to first quarter 2013 acquisitions of $0.5 million, operating expenses, professional fees and non-controlling interest related to royalty income of $5.0 million, other corporate and clean energy related expenses of $1.7 million and a biannual company-wide meeting ($4.0 million).

Operating expense in the three-month period ended March 31, 2012 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to 2012 acquisitions of $0.6 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.2 million and other corporate operating and clean energy related expenses of $1.4 million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2013, compared to the same period in 2012, is due to interest on the $50.0 million note purchase agreements entered into on July 10, 2012 ($0.4 million) and an increase of $0.2 million in interest on borrowings from our Credit Agreement.

Depreciation - The depreciation expense in the three-month period ended March 31, 2013 was unchanged compared to the same period in 2012 and primarily relates to corporate-related office build outs and expenditures related to upgrading computer systems.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended March 31, 2013 was 4.3% compared to 13.5% for the same period in 2012. The effective tax rates for the three-month periods ended March 31, 2013 and 2012 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. GAAP accounting requires us to estimate at each quarter end, an expected annual effective tax rate based on, among other factors, the estimated annual amount of tax credits we will generate in the current year, and recognize these estimated tax credits each quarter based on estimated company-wide quarterly earnings before income taxes. This accounting will cause a difference in the amount of tax credits recognized in the financial statements compared to the amount of tax credits actually generated. There were $13.7 million and $8.5 million of tax credits recognized in the three-month periods ended March 31, 2013 and 2012, respectively. There were $16.0 million and $10.9 million of tax credits generated in the three-month periods ended March 31, 2013 and 2012, respectively.

The following provides non-GAAP information that we believe is helpful when comparing our first quarter 2013 and 2012 operating results for the corporate segment (in millions):

	2013			2012
	Pretax	Income	Net	Pretax	Income	Net
	Earnings	Tax	Earnings	Earnings	Tax	Earnings
Three-Month Periods Ended March 31,	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)
Interest and banking costs	$(11.9)	$4.8	$(7.1)	$(11.3)	$4.5	$(6.8)
Clean energy investments	(0.9)	14.1	13.2	(2.2)	9.4	7.2
Acquisition costs	(1.0)	0.2	(0.8)	(0.6)	0.1	(0.5)
Corporate	(6.0)	2.7	(3.3)	(2.0)	0.8	(1.2)

Total	$(19.8)	$21.8	$2.0	$(16.1)	$14.8	$(1.3)

Interest and banking primarily includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal operations and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in the first quarter of 2013, costs related to a biannual company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the fifteen plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

The following table provides a summary of our refined fuel plant investments as of March 31, 2013 (in millions):

		Our Portion of Estimated
		Additional
	Our	Required	Ultimate
	Tax-Effected	Tax-Effected	Annual
	Book Value At	Capital	After-tax
Investments that own 2009 Era Plants	Mar 31, 2013	Investment	Earnings
9 Under long-term production contracts	$7.0	$—	$25.0
3 In process of being moved to higher volume locations by late 2013	0.9	3.0	5.0
2 In early stages of negotiations for long-term production contracts	0.8	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
7 Under long-term production contracts	14.9	—	48.0
2 Under long-term production contracts, estimated to resume production by August 2013	2.4	4.0	14.0
2 In late stages of negotiations for long-term production contracts, estimated to resume production by November 2013	0.7	2.0	6.0
4 In early stages of negotiations for long-term production contracts	1.5	Not Estimable	Not Estimable

The information in the table above under the caption Our Portion of Estimated Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future annual after-tax earnings based on production estimates from the host utilities. However, host utilities do not consistently operate the refined fuel plants at ultimate production levels due to seasonal electricity demand, as well as many operational, regulatory and environmental compliance reasons. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 14 and 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a more detailed discussion of these and other factors could impact the information above.

Our investment in Chem-Mod generates royalty income from the plants owned by those limited liability companies in which we invest as well as refined fuel plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $3.6 million of net after-tax earnings per quarter.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2012 and the first quarter of 2013, we relied to a large extent on proceeds from borrowings under our Credit Agreement and the $50.0 million note purchase agreement we entered into on July 10, 2012.

Cash provided by operating activities was $51.2 million for the three-month period ended March 31, 2013 and cash used by operating activities was $49.6 million for the three-month period ended March 31, 2012. The increase in cash provided by operating activities during the three-month period ended March 31, 2013 compared to the same period in 2012 was primarily due to favorable timing differences in the payment of accrued compensation and other accrued liabilities and favorable timing differences in the receipts and disbursements of fiduciary funds in 2013 compared to 2012. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $98.3 million and $76.4 million for the three-month periods ended March 31, 2013 and 2012 respectively. Consolidated net earnings were $40.5 million and $28.1 million for the three-month periods ended March 31, 2013 and 2012 respectively. We believe that the EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2013 plan year. We were not required to make any minimum contributions to the plan for the 2012 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During each of the three-month periods ended March 31, 2013 and 2012, we made discretionary contributions of $2.1 million and $1.8 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2013 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $9.3 million and $13.0 million for the three-month periods ended March 31, 2013 and 2012, respectively. In 2013, we expect total expenditures for capital improvements to be approximately $80.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $18.6 million and $17.2 million in the three-month periods ended March 31, 2013 and 2012, respectively. In addition, during the three-month period ended March 31, 2012 we issued 1.7 million shares ($56.3 million) of our common stock as consideration paid for 2012 acquisitions. We completed four acquisitions and twelve acquisitions in the three-month periods ended March 31, 2013 and 2012, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2013 and 2012 totaled approximately $5.0 million and $30.6 million, respectively.

During the three-month period ended March 31, 2012, we issued 425,000 shares of our common stock, paid $2.8 million in cash and accrued $0.6 million in liabilities related to earnout obligations for three acquisitions made prior to 2009.

Dispositions - During the three-month periods ended March 31, 2013 and 2012, we sold several small books of business and recognized one-time gains of $0.4 million and $0.7 million, respectively. We received cash proceeds of $0.4 million and $4.7 million related to the 2013 and 2012 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2012, we made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. These IRC Section 45 tax credits produce positive cash flow by reducing the amount of Federal income taxes we pay. During the period from 2009 through 2012, these investments in clean energy operations have produced only modest positive cash flow for us due to the capital expenditures we incurred during that period. In 2013, and possibly continuing into 2014, we expect to incur additional capital expenditures related to the redeployment, and in some cases movement, of some of the refined coal plants. We anticipate that the net cash flow generated by the tax credits we can use in 2013, which will be partially offset by the related capital expenditures (and in 2014 as well if capital expenditures continue into 2014), will be positive. Our current estimate of the 2013 annual after-tax earnings that could be generated from production at the plants that operate in 2013 is $70.0 million to $80.0 million. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021 and the minimal capital expenditures during that same period, we anticipate that the annual positive net cash flow during such years will continue to increase. We anticipate that this favorable impact on the amount we will pay the IRS in 2013 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” on page 41 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

Cash Flows From Financing Activities

Our Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At March 31, 2013, $50.0 million of borrowings were outstanding under the Credit Agreement. Due to outstanding letters of credit, $434.1 million remained available for potential borrowings under the Credit Agreement at March 31, 2013.

We use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the three-month period ended March 31, 2013, we borrowed $18.0 million and repaid $97.0 million under our Credit Agreement. In the three-month period ended March 31, 2012, we borrowed $157.0 million and repaid $75.0 million under our Credit Agreement. Principal uses of the 2013 and 2012 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

At March 31, 2013, we had $725.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in 2012, 2011, 2009 and 2007 and a cash and cash equivalent balance of $224.0 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at March 31, 2013.

On March 27, 2013, we committed to borrowing an additional $200.0 million of private placement debt, which will have a maturity of nine years and an interest rate of 3.69%. We anticipate that this transaction will close in June 2013 and will be used to fund acquisitions.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2013, we declared $44.5 million in cash dividends on our common stock, or $0.35 per common share, a 3% increase over fourth quarter 2012. On April 26, 2013, we announced a quarterly dividend for second quarter 2013 of $.35 per common share. It is anticipated this dividend level will result in annualized net cash used by financing activities in 2013 of approximately $176.9 million (based on the number of outstanding shares as of March 31, 2013) or an anticipated decrease in cash used of approximately $27.5 million compared to 2012. This decrease in cash used is the result of five dividend payments being made in 2012 compared to four payments that will be made in 2013. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2013 and 2012 were $27.0 million and $26.7 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 8.0 million shares (less any shares of restricted stock issued under the LTIP – 0.5 million shares of our common stock were available for this purpose as of March 31, 2013) were available for grant under the LTIP at March 31, 2013. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2013 and 2012 and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2013 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business or if our acquisition program continues at, or increases from the same level we had in 2012.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 12 to our unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 5, 11 and 12 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 6, 12 and 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2013. We did not have any material dispositions during the three-month periods ended March  31, 2013 and 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2013 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2013 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2013.

At March 31, 2013, we had $725.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2013 was $813.0 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2013 and the resulting fair values would have been $31.6 million higher than their carrying value (or $756.6 million).

As of March 31, 2013, we had $50.0 million of borrowings outstanding under our Credit Agreement. The fair values of these borrowings approximated their carrying value due to their short-term duration and variable interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2013, and the resulting fair values would not have been materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incur expenses denominated primarily in British pounds while receiving a substantial portion of their revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, Singaporean and various other Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for three-month period ended March 31, 2013 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.0 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for three-month period ended March 31, 2013 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.1 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2013 and 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2013) and disbursements (in 2012) through various future payment dates. In addition, during the three-month period ended March 31, 2013, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2013 and 2012. See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March  31, 2013.

Item 4. Controls and Procedures

As of March 31, 2013, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the first quarter of 2013. Under the repurchase plan, as of March 31, 2013, we continue to have the authority to repurchase approximately 10,000,000 shares of our common stock. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Exhibits

Filed with this Form 10-Q

* 10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 24, 2013.

* 10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55.

* 10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55.

* 10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: May 1, 2013	By: /s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2013

Exhibit Index

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 24, 2013.

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55.

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55.

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.