Form 10-Q
period 2013-06-30
GALLAGHER ARTHUR J & CO
filed 2013-07-31
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-09761

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2013 was 127,698,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Commissions	$400.9	$344.7	$727.7	$616.7
Fees	268.9	242.2	508.6	457.8
Supplemental commissions	18.3	16.6	35.6	33.7
Contingent commissions	14.5	10.3	37.0	29.3
Investment income	1.6	3.1	2.9	5.3
Net gains on books of business sales	2.9	—	3.3	0.7
Revenues from clean coal activities	72.2	31.8	129.2	51.9
Other net revenues	0.2	1.2	9.3	1.3

Total revenues	779.5	649.9	1,453.6	1,196.7

Compensation	415.5	364.1	799.4	708.5
Operating	137.8	123.7	271.6	232.0
Cost of revenues from clean coal activities	76.6	29.0	134.7	46.7
Interest	11.9	10.8	23.1	21.4
Depreciation	13.1	10.2	23.9	19.9
Amortization	29.7	26.2	59.3	47.3
Change in estimated acquisition earnout payables	(2.5)	(5.2)	1.9	(2.7)

Total expenses	682.1	558.8	1,313.9	1,073.1

Earnings before income taxes	97.4	91.1	139.7	123.6
Provision for income taxes	3.9	19.4	5.7	23.8

Net earnings	$93.5	$71.7	$134.0	$99.8

Basic net earnings per share	$0.73	$0.60	$1.06	$0.85
Diluted net earnings per share	0.73	0.59	1.04	0.83
Dividends declared per common share	0.35	0.34	0.70	0.68

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Net earnings	$93.5	$71.7	$134.0	$99.8
Change in pension liability, net of taxes	(0.9)	2.2	0.2	1.0
Foreign currency translation	(15.9)	(12.6)	(39.0)	(2.2)
Change in fair value of derivative investments, net of taxes	(0.8)	(1.7)	(1.0)	0.3

Comprehensive earnings	$75.9	$59.6	$94.2	$98.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$240.0	$302.1
Restricted cash	913.5	851.6
Premiums and fees receivable	1,245.2	1,096.1
Other current assets	203.9	179.7

Total current assets	2,602.6	2,429.5
Fixed assets - net	123.0	105.4
Deferred income taxes	275.1	251.8
Other noncurrent assets	270.6	283.3
Goodwill - net	1,506.1	1,472.7
Amortizable intangible assets - net	784.7	809.6

Total assets	$5,562.1	$5,352.3

Premiums payable to insurance and reinsurance companies	$1,947.6	$1,819.7
Accrued compensation and other accrued liabilities	284.1	306.7
Unearned fees	73.6	70.6
Other current liabilities	38.4	36.9
Corporate related borrowings - current	—	129.0

Total current liabilities	2,343.7	2,362.9
Corporate related borrowings - noncurrent	925.0	725.0
Other noncurrent liabilities	591.4	605.8

Total liabilities	3,860.1	3,693.7

Stockholders’ equity:
Common stock - issued and outstanding 127.7 shares in 2013 and 125.6 shares in 2012	127.7	125.6
Capital in excess of par value	1,092.0	1,055.4
Retained earnings	554.9	510.4
Accumulated other comprehensive loss	(72.6)	(32.8)

Total stockholders’ equity	1,702.0	1,658.6

Total liabilities and stockholders’ equity	$5,562.1	$5,352.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$134.0	$99.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(12.5)	(0.7)
Depreciation and amortization	83.2	67.2
Change in estimated acquisition earnout payables	1.9	(2.7)
Amortization of deferred compensation and restricted stock	5.7	4.4
Stock-based and other noncash compensation expense	3.2	3.3
Effect of changes in foreign exchange rates	(0.6)	0.3
Net change in restricted cash	(70.1)	(114.9)
Net change in premiums receivable	(158.4)	(298.6)
Net change in premiums payable	171.2	350.4
Net change in other current assets	(24.0)	36.2
Net change in accrued compensation and other accrued liabilities	(6.4)	(68.8)
Net change in fees receivable/unearned fees	(9.8)	(1.1)
Net change in income taxes payable	3.1	15.9
Net change in deferred income taxes	(25.8)	1.3
Net change in other noncurrent assets and liabilities	(20.9)	(29.0)

Net cash provided by operating activities	73.8	63.0

Cash flows from investing activities:
Net additions to fixed assets	(35.9)	(26.6)
Cash paid for acquisitions, net of cash acquired	(113.4)	(77.1)
Net proceeds from sales of operations/books of business	2.9	8.2
Net (funding) proceeds of investment transactions	(18.9)	13.2

Net cash used by investing activities	(165.3)	(82.3)

Cash flows from financing activities:
Proceeds from issuance of common stock	51.4	48.6
Tax impact from issuance of common stock	4.9	2.2
Dividends paid	(90.1)	(78.6)
Borrowings on line of credit facility	228.0	162.0
Repayments on line of credit facility	(357.0)	(124.0)
Borrowings of corporate related long-term debt	200.0	—

Net cash provided by financing activities	37.2	10.2

Effect of changes in foreign exchange rates on cash and cash equivalents	(7.8)	—

Net decrease in cash and cash equivalents	(62.1)	(9.1)
Cash and cash equivalents at beginning of period	302.1	291.2

Cash and cash equivalents at end of period	$240.0	$282.1

Supplemental disclosures of cash flow information:
Interest paid	$23.3	$21.4
Income taxes paid	23.7	12.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance at December 31, 2012	125.6	$125.6	$1,055.4	$510.4	$(32.8)	$1,658.6
Net earnings	—	—	—	134.0	—	134.0
Change in pension liability, net of taxes of $0.1 million	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	(39.0)	(39.0)
Change in fair value of derivative instruments, net of taxes of ($0.7) million	—	—	—	—	(1.0)	(1.0)
Compensation expense related to stock option plan grants	—	—	3.2	—	—	3.2
Tax impact from issuance of common stock	—	—	4.9	—	—	4.9
Common stock issued in:
Two purchase transactions	—	—	1.7	—	—	1.7
Stock option plans	1.8	1.8	45.6	—	—	47.4
Employee stock purchase plan	0.1	0.1	3.9	—	—	4.0
Deferred compensation and restricted stock	0.2	0.2	(22.7)	—	—	(22.5)
Cash dividends declared on common stock	—	—	—	(89.5)	—	(89.5)

Balance at June 30, 2013	127.7	$127.7	$1,092.0	$554.9	$(72.6)	$1,702.0

See notes to consolidated financial statements.

Notes to June 30, 2013 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 20 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our unaudited consolidated financial statements as of June 30, 2013, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (which we refer to as the FASB) issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires significant items reclassified out of accumulated other comprehensive income (which we refer to as AOCI) to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the consolidated financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance is effective for annual and interim periods beginning after December 15, 2012. We adopted the new guidance effective January 1, 2013. The adoption did affect the disclosures made in our unaudited consolidated financial statements and notes thereto, but it did not have any impact on our results of operations or financial position.

3. Business Combinations

During the six-month period ended June 30, 2013, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Metzler Brothers Insurance (MBI) February 1, 2013	—	$—	$3.4	$—	$0.4	$0.7	$4.5	$1.4
Advanced Benefit Advisors, Inc. (ABA) April 1, 2013	—	—	10.9	—	0.1	1.8	12.8	7.0
Property & Commercial Limited (PCL) April 1, 2013	—	—	65.1	—	—	—	65.1	—
Garza Long Group, LLC (GLG) May 1, 2013	—	—	4.3	—	0.1	0.5	4.9	6.7
Five other acquisitions completed in 2013	30	1.4	5.9	—	0.2	3.5	11.0	6.7

	30	$1.4	$89.6	$—	$0.8	$6.5	$98.3	$21.8

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 10.0% for our 2013 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.0% to 8.5% for all of our 2013 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During each of the three-month periods ended June 30, 2013 and 2012, we recognized $2.9 million and $2.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During each of the six-month periods ended June 30, 2013 and 2012, we recognized $5.8 million and $4.6 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2013 and 2012, we recognized $5.4 million and $7.4 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for twenty-three and thirteen acquisitions, respectively. In addition, during the six-month periods ended June 30, 2013 and 2012, we recognized $3.9 million and $7.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for thirty-nine and nineteen acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $379.1 million as of June 30, 2013, of which $126.5 million was recorded in our consolidated balance sheet as of June 30, 2013, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2013 (in millions):

	MBI	ABA	PCL	GLG	Five Other Acquisitions	Total
Cash	$0.2	$—	$2.4	$—	$—	$2.6
Other current assets	—	—	33.5	—	0.1	33.6
Fixed assets	0.2	—	2.7	—	—	2.9
Noncurrent assets	—	—	0.2	—	—	0.2
Goodwill	2.0	7.6	34.3	0.5	4.8	49.2
Expiration lists	2.6	5.0	36.3	4.3	6.5	54.7
Non-compete agreements	0.1	0.2	0.4	0.1	0.2	1.0
Trade names	—	—	1.5	—	—	1.5

Total assets acquired	5.1	12.8	111.3	4.9	11.6	145.7

Current liabilities	0.6	—	35.3	—	0.1	36.0
Noncurrent liabilities	—	—	10.9	—	0.5	11.4

Total liabilities assumed	0.6	—	46.2	—	0.6	47.4

Total net assets acquired	$4.5	$12.8	$65.1	$4.9	$11.0	$98.3

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and/or increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $49.2 million, $54.7 million, $1.0 million and $1.5 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 6.6% and 5.0% to 11.0% respectively, for our 2012 and 2013 acquisitions, for which a valuation was performed in the six-month period ended June 30, 2013. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 13.5% for our 2012 and 2013 acquisitions, for which a valuation was performed in the six-month period ended June 30, 2013. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2013, we wrote off $0.4 million and $2.2 million, respectively, of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2012, we wrote off $3.1 million of amortizable intangible assets related to the brokerage segment.

Of the $54.7 million of expiration lists, $1.0 million of non-compete agreements and $1.5 million of trade names related to our acquisitions made during the six-month period ended June 30, 2013, $37.4 million, $0.4 million and $1.5 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $9.2 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2013 related to nondeductible amortizable intangible assets.

During the six-month period ended June 30, 2012, we issued 425,000 shares of our common stock and paid $3.4 million in cash related to earnout obligations of four acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million.

Our consolidated financial statements for the six-month period ended June 30, 2013 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2012 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Total revenues	$779.8	$661.7	$1,461.5	$1,216.9
Net earnings	93.5	73.7	134.1	101.7
Basic net earnings per share	0.73	0.62	1.06	0.86
Diluted net earnings per share	0.73	0.61	1.05	0.85

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2012, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the six-month period ended June 30, 2013 totaled approximately $40.9 million. For the six-month period ended June 30, 2013, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2013 in the aggregate, were $11.5 million and $1.7 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at June 30, 2013 and December 31, 2012 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2013
United States	$1,177.4	$19.2	$—	$1,196.6
Foreign, principally Australia, Canada and the U.K.	307.5	2.0	—	309.5

Total goodwill - net	$1,484.9	$21.2	$—	$1,506.1

At December 31, 2012
United States	$1,158.1	$19.2	$—	$1,177.3
Foreign, principally Australia, Canada and the U.K.	293.3	2.1	—	295.4

Total goodwill - net	$1,451.4	$21.3	$—	$1,472.7

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2013 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2012	$1,451.4	$21.3	$—	$1,472.7
Goodwill acquired during the period	49.2	—	—	49.2
Goodwill adjustments due to appraisals and other acquisition adjustments	3.3	—	—	3.3
Foreign currency translation adjustments during the period	(19.0)	(0.1)	—	(19.1)

Balance as of June 30, 2013	$1,484.9	$21.2	$—	$1,506.1

Major classes of amortizable intangible assets at June 30, 2013 and December 31, 2012 consist of the following (in millions):

	June 30, 2013	December 31, 2012
Expiration lists	$1,207.8	$1,175.0
Accumulated amortization - expiration lists	(444.8)	(390.8)

	763.0	784.2

Non-compete agreements	30.6	30.9
Accumulated amortization - non-compete agreements	(24.3)	(23.3)

	6.3	7.6

Trade names	21.3	23.0
Accumulated amortization - trade names	(5.9)	(5.2)

	15.4	17.8

Net amortizable assets	$784.7	$809.6

Estimated aggregate amortization expense for each of the next five years is as follows:

2013 (remaining six months)	$57.9
2014	113.5
2015	108.4
2016	103.1
2017	95.1

Total	$478.0

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

We are a party to a note purchase agreement dated June 14, 2013, with certain accredited institutional investors, pursuant to which we issued and sold $200.0 million in aggregate principal amount of our 3.69% Senior Notes, Series G, due June 14, 2022, in a private placement. These notes require semi-annual payments of interest that are due in June and December of each year.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2013. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of June 30, 2013. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2013, $15.9 million of letters of credit (for which we had $8.8 million of liabilities recorded at June 30, 2013) were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at June 30, 2013. Accordingly, as of June 30, 2013, $484.1 million remained available for potential borrowings under the Credit Agreement, of which $59.1 million may be in the form of additional letters of credit.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of June 30, 2013.

The following is a summary of our corporate debt (in millions):

	June 30, 2013	December 31, 2012
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	—

Total Note Purchase Agreements	925.0	725.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 2.00%, expires July 14, 2014	—	129.0

	$925.0	$854.0

The fair value of the $925.0 million in debt under the note purchase agreements at June 30, 2013 was $987.3 million due to the long-tem duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Net earnings	$93.5	$71.7	$134.0	$99.8

Weighted average number of common shares outstanding	127.3	119.7	126.7	118.0
Dilutive effect of stock options using the treasury stock method	1.6	1.5	1.5	1.5

Weighted average number of common and common equivalent shares outstanding	128.9	121.2	128.2	119.5

Basic net earnings per share	$0.73	$0.60	$1.06	$0.85

Diluted net earnings per share	$0.73	$0.59	$1.04	$0.83

Options to purchase 1.7 million and 1.4 million shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.0 million and 0.9 million shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

7. Stock Option Plans

Long-Term Incentive Plan

On May 10, 2011, our stockholders approved the Arthur J. Gallagher 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (which we refer to as the 2009 LTIP). The LTIP term began May 10, 2011 and terminates on the date of the annual meeting of stockholders that occurs during 2018, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. A stock appreciation right entitles the holder to receive, upon exercise and subject to withholding taxes, cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.5 million at June 30, 2013. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

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

During the three-month periods ended June 30, 2013 and 2012, we recognized $2.3 million and $2.0 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2013 and 2012, we recognized $3.2 million and $3.0 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2013 and 2012, as determined on the grant date using the Black-Scholes option pricing model, was $7.51 and $5.44, respectively.

The following is a summary of our stock option activity and related information for 2013 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2013
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	9.0	$28.80
Granted	1.6	39.17
Exercised	(1.8)	26.97
Forfeited or canceled	—	—

Ending balance	8.8	$31.12	3.97	$111.3

Exercisable at end of period	4.3	$27.63	2.52	$68.7

Ending vested and expected to vest	8.7	$31.03	3.93	$110.4

Options with respect to 8.0 million shares (less any shares of restricted stock issued under the LTIP—see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2013.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2013 and 2012 was $23.3 million and $15.0 million, respectively. As of June 30, 2013, we had approximately $25.3 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2013 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.58 - $ 27.10	1.8	3.51	$24.83	1.3	$24.76
27.11 - 28.65	1.8	2.49	27.56	1.4	27.61
28.86 - 30.95	2.0	2.53	30.04	1.4	29.77
31.24 - 35.95	1.5	5.12	35.38	0.2	32.96
39.17 - 39.17	1.7	6.70	39.17	—	—

$ 10.58 - $ 39.17	8.8	3.97	$31.12	4.3	$27.63

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

Our common stock that is issued to the rabbi trust as a contribution under the Plan is valued at historical cost, which equals its fair market value at the date of grant. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During both three-month periods ended June 30, 2013 and 2012, we charged $0.3 million to stock-based compensation expense related to this plan. During both six-month periods ended June 30, 2013 and 2012, we charged $0.6 million to stock-based compensation expense related to this plan.

In the first quarter of each of 2013 and 2012, the compensation committee approved $8.0 million and $7.3 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in second quarter 2013 and first quarter 2012, respectively. The fair value of the funded cash award assets December 31, 2012 was $41.6 million and has been included in other noncurrent assets in the accompanying consolidated balance sheet. During the three-month periods ended June 30, 2013 and 2012, we charged $1.5 million and $1.1 million, respectively, to compensation expense related to these cash awards. During the six-month periods ended June 30, 2013 and 2012, we charged $2.7 million and $2.0 million, respectively, to compensation expense related to these cash awards. In the second quarter of 2013, we instructed the trustee for the Plan to liquidate all investments held under the Plan, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the Plan sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013.

At June 30, 2013 and December 31, 2012, we recorded $29.6 million (related to 2.0 million shares) and $5.6 million (related to 0.8 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at June 30, 2013 and December 31, 2012 was $89.0 million and $21.1 million, respectively. During each of the six-month periods ended June 30, 2013 and 2012, cash and equity awards with an aggregate fair value of $0.7 million were vested and distributed to executives under this plan.

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

The agreements awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At June 30, 2013, 0.5 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2013 and 2012, we granted 345,000 and 332,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $13.5 million and $11.9 million, respectively, at the date of grant. These 2013 and 2012 awards of restricted stock units vest as follows: 345,000 units granted in first quarter 2013 and 332,000 units granted in first quarter 2012, vest in full based on continued employment through March 13, 2017 and March 16, 2016, respectively. In the second quarter of each of 2013 and 2012, we granted 17,500 and 20,000 restricted stock units, respectively, to non-employee Board of Directors under the LTIP, with an aggregate fair value of $0.8 million and $0.7 million, respectively, at the date of grant. These grants vest in full one year from the date of grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals their fair market value at the date of grant. When restricted stock units are granted, no amounts are recorded in the accompanying consolidated financial statements. The grant date fair market value is amortized to compensation expense ratably over the vesting period of the participants with the offsetting amount recorded in capital in excess of par in the consolidated balance sheet. Future changes in the fair value of our common stock that is owed to the participants do not have any direct impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2013 and 2012, we charged $3.2 million and $2.4 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2013. During the six-month periods ended June 30, 2013 and 2012, we charged $5.1 million and $3.8 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2013. The total intrinsic value of unvested restricted stock units at June 30, 2013 and 2012 was $46.7 million and $33.3 million, respectively. During the six-month periods ended June 30, 2013 and 2012, equity awards (including accrued dividends) with an aggregate fair value of $8.4 million and $7.2 million were vested and distributed to employees under this plan.

Cash Awards

On March 13, 2013, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the

2013 provisional award will fully vest based on continuous employment through January 1, 2016. For certain of our executive officers age 55 or older, awards granted under the Program in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2015, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2016. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2013 related to the 2013 provisional award under the Program.

On March 16, 2012, pursuant to the Program, the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grant to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2012 provisional award were similar to the terms for the 2013 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in first quarter 2013 that will fully vest on January 1, 2015. During the three-month period ended June 30, 2013, we charged $1.7 million to compensation expense related to these awards. During the six-month period ended June 30, 2013, we charged $3.4 million to compensation expense related to the 2012 awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved provisional cash awards of $14.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms for the 2013 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that will fully vest on January 1, 2014. During the three-month periods ended June 30, 2013 and 2012, we charged $2.3 million and $1.9 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2013 and 2012, we charged $4.3 million and $3.8 million, respectively, to compensation expense related to the 2011 awards.

On March 2, 2010, pursuant to the Program, the compensation committee approved provisional cash awards of $17.0 million in the aggregate for future grant to our officers and key employees that are denominated in units (706,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2010 provisional award were similar to the terms for the 2013 provisional award. However, based on company performance for 2010, we did not grant any units in 2011 related to the 2010 provisional award under the Program. We did not recognize any compensation expense during 2013 or 2012 related to the 2010 provisional award.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	3.0	3.0	5.9	6.0
Expected return on plan assets	(4.3)	(3.8)	(8.6)	(7.6)
Amortization of net actuarial loss	1.9	1.7	3.9	3.6

Net periodic benefit cost	$0.7	$1.0	$1.4	$2.2

We are not required under the IRC to make any minimum contributions to the plan for the 2013 plan year. We were not required under the IRC to make any minimum contributions for the 2012 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the six-month periods ended June 30, 2013 and 2012, we made discretionary contributions of $4.2 million and $3.6 million to the plan.

11. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	June 30, 2013		December 31,
		Funding	2012
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC	—	—	—
Clean-coal investments
Non-controlling interest in four limited liability companies that own nine 2009 Era Clean Coal Plants	8.5	2.0	2.8
Controlling interest in two limited liability companies that own five 2009 Era Clean Coal Plants	5.5	2.0	6.3
Non-controlling interest in six limited liability companies that own five 2011 Era Clean Coal Plants	12.5	—	13.2
Controlling interest in four limited liability companies that own four 2011 Era Clean Coal Plants	25.8	5.2	9.2
Controlling interest in a limited liability company that owns six 2011 Era Clean Coal Plants	3.7	4.6	5.1
Notes receivable and interest from co-investor related to the sales of three 2009 Era Plants	—	—	8.5
Other investments	3.5	5.9	3.0

Total investments	$65.5	$19.7	$54.1

Chem-Mod LLC - At June 30, 2013, we held a 46.54% controlling interest in Chem-Mod LLC. Chem-Mod LLC possesses the exclusive marketing rights in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used with refined coal production plants placed in service by December 31, 2011 or 2009. Chem-Mod has been marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 refined coal production plants in which we hold an investment.

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At June 30, 2013, total assets and total liabilities of this VIE included in our consolidated balance sheet were $6.8 million and $2.5 million, respectively. For the six-month period ended June 30, 2013, total revenues and expenses were $18.8 million and $10.5 million (including non-controlling interest of $9.6 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At June 30, 2013, we held a 31.52% non- controlling interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At June 30, 2013, we held a non-controlling 8% interest in C-Quest’s global operation. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 1, 2013.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from one of the co-investors. For nine of the plants, our ownership went from 24.5% to 49.5%. Our investment in these plants had been accounted for under the equity method of accounting and will continue to be accounted for under the equity method. For three of the plants, our ownership went from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the six-month period ended June 30, 2013 related to acquisition were $25.4 million and $27.0 million, respectively.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $9.6 million, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $5.0 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company based on provisional estimates of fair value using similar valuation techniques to those discussed in Note 3 to these unaudited consolidated financial statements.

•	As of June 30, 2013:

•	Twenty-three of the plants have long-term production contracts.

•	The remaining six plants are in various stages of seeking and negotiating long-term production contracts, permitting and construction of permanent deployment facilities.

•

We have a non-controlling, minority interest in fourteen plants. We also have agreements in principle with co-investors for the sale of majority ownership interests in six additional plants. We may sell ownership interests in some or all of the remaining plants to co-investors.

•

Twelve of the 2009 Era Plants and nine of the 2011 Era Plants are owned by limited liability companies, which we have determined to be VIEs, for which we are not the primary beneficiary. At June 30, 2013, total assets and total liabilities of these VIEs were $89.6 million and $45.9 million, respectively. For the six-month period ended June 30, 2013, total revenues and expenses of these VIEs were $152.6 million and $174.8 million, respectively.

•

In all limited liability companies where we are a non-controlling, minority investor, the membership agreements for the operations of each of these entities contain provisions that preclude an individual member from being able to make major decisions that would denote control. As of the date we became a non-controlling, minority investor, we deconsolidated these entities and subsequently accounted for the investments using equity method accounting.

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

•

We are currently committed to fund an additional $13.8 million under engineering and construction contracts related to moving, connecting and housing the refined coal plants that we plan to redeploy during the remainder of 2013. Subsequent to 2013, we estimate that we will invest an additional $30.0 million to $35.0 million to redeploy the remainder of the refined coal plants before co-investor contributions. Each investor funds its portion of the on-going operations of the limited liability companies in proportion to its investment ownership percentage. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to fund these investments.

•

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas or shutting down completely for economic reasons. We and our partners are prepared to move the refined coal productions plants to other, generally higher volume, coal-fired power plants. If these potential situations were to occur, we estimate those plants will not operate for 12 to 18 months during their movement and redeployment.

•

Until March 1, 2013, we had a promissory note from a co-investor that was received as part of the consideration for the March 1, 2010 sale of ownership interests in three of the 2009 Era Plants. This note was assumed by us as part of our purchase of additional ownership interests in twelve of the 2009 Era Plants as described above.

Other Investments - At June 30, 2013, we owned a non-controlling, minority interest in five venture capital funds totaling $3.0 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At June 30, 2013, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at June 30, 2013 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Note purchase agreements	$—	$100.0	$—	$50.0	$300.0	$475.0	$925.0
Credit Agreement	—	—	—	—	—	—	—
Interest on debt	25.2	50.4	44.1	44.1	41.2	76.6	281.6

Total debt obligations	25.2	150.4	44.1	94.1	341.2	551.6	1,206.6
Operating lease obligations	34.6	60.7	52.7	43.0	36.3	97.8	325.1
Less sublease arrangements	(2.1)	(1.6)	(0.7)	(0.1)	—	—	(4.5)
Outstanding purchase obligations	7.7	10.6	7.0	1.3	0.3	—	26.9

Total contractual obligations	$65.4	$220.1	$103.1	$138.3	$377.8	$649.4	$1,554.1

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2013. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2013 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2013	2014	2015	2016	2017	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.9	$15.9
Financial guarantees	—	—	—	—	—	9.3	9.3
Funding commitments	16.8	—	—	—	—	2.9	19.7

Total commitments	$16.8	$—	$—	$—	$—	$28.1	$44.9

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

Since January 1, 2002, we have acquired 257 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2009 to 2013 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $379.1 million, of which $126.5 million was recorded in our consolidated balance sheet as of June 30, 2013 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for using the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2013 or December 31, 2012 that was recourse to us.

At June 30, 2013, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2013, we had posted $5.7 million of letters of credit to allow the rent-a-captive facility to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Litigation - We are the defendant in various legal actions related to employment matters and otherwise incidental to the nature of our business. We believe we have meritorious defenses and intend to defend ourselves vigorously in all unresolved legal actions. In addition, we are the plaintiff in certain legal actions with and relating to former employees regarding alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. Neither the outcomes of these legal actions nor their effect upon our business, financial condition or results of operations can be determined at this time.

Contingent Liabilities -We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2013 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $4.9 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnities. At June 30, 2013, the maximum potential amount of future payments that we could be required to make under these indemnification totaled approximately $160.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At June 30, 2013, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our June 30, 2013 consolidated balance sheet related to these indemnification obligations.

13. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2012	$(52.4)	$20.5	$(0.9)	$(32.8)
Net change in period	0.2	(39.0)	(1.0)	(39.8)

Balance as of June 30, 2013	$(52.2)	$(18.5)	$(1.9)	$(72.6)

The foreign currency translation during the six-month period ended June 30, 2013 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, India, Singapore and the U.K. During the six-month periods ended June 30, 2013 and 2012, $3.9 million and $3.6 million, respectively, of pretax expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the six-month period ended June 30, 2013, $0.1 million of expense related to the fair value of derivative investments was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the six-month period ended June 30, 2012, no amounts related to the fair value of derivative investments were reclassified from accumulated other comprehensive loss to the statement of earnings. During the six-month periods ended June 30, 2013 and 2012, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

14. Segment Information

We have three reportable segments: brokerage, risk management and corporate.

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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2013 and 2012 is as follows (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Brokerage
Total revenues	$550.9	$473.5	$1,005.3	$858.8

Earnings before income taxes	$112.6	$92.3	$153.2	$121.8

Identifiable assets at June 30, 2013 and 2012			$4,325.2	$3,955.7

Risk Management
Total revenues	$156.2	$143.4	$309.8	$284.7

Earnings before income taxes	$20.2	$17.6	$41.7	$36.7

Identifiable assets at June 30, 2013 and 2012			$530.8	$537.8

Corporate
Total revenues	$72.4	$33.0	$138.5	$53.2

Loss before income taxes	$(35.4)	$(18.8)	$(55.2)	$(34.9)

Identifiable assets at June 30, 2013 and 2012			$706.1	$640.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2013, and the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2013 and 2012, the consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

July 31, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the six-month period ended June 30, 2013. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2012.

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

•	Inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity;

•	Failure to comply with regulatory requirements, including those related to international sanctions, or a change in regulations that adversely affects our operations;

•	Violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws;

•	Failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions; and

•	Volatility of the price of our common stock.

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

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude net gains realized from sales of books of business, Heath Lambert integration costs, New Zealand earthquake claims administration, South Australia ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments, the impact of foreign currency translation and effective income tax rate impact, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition on to our IT related systems.

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

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of net gains realized from sales of books of business, Heath Lambert integration costs, New Zealand earthquake claims administration, South Australia ramp up fees/costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, adjustments to the change in estimated acquisition earnout payables and effective income tax rate impact, divided by diluted weighted average shares outstanding. The effective income tax rate impact represents the difference in income tax expense for tax amounts derived using the actual effective tax rate compared to tax amounts derived using a normalized effective tax rate.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic revenues excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation and disposed of operations. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, organic change in fees excludes South Australia ramp up fees, New Zealand earthquake claims administration and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Overview and Second Quarter 2013 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2012 and into 2013, we have expanded and expect to continue to expand our international operations through both acquisitions and organic growth. We generate approximately 79% of our revenues domestically, with the remaining 21% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on second quarter 2013 reported revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2013 compared to 2012. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 69%, 21% and 10%, respectively, to revenues during the six-month period ended June 30, 2013. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in the last ten quarterly periods in both the brokerage and risk management segments. Based on our experience with customers, we believe we are seeing further evidence of market firming and our customers are being cautiously optimistic about their business prospects. The first quarter 2013 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey indicated that rates were up, on average 5.2% across all sized accounts. The second quarter 2013 CIAB survey indicated that rates were up, on average 4.3% across all sized accounts. Rates are continuing to rise as insurance carriers tighten their underwriting standards and press for higher pricing and deductibles on renewals in critical areas such as property and workers compensation. In addition insurance carriers are still trying to reduce their exposure to property risks with CAT exposure on the eastern coast of the U.S due to the on-going “Superstorm Sandy” impact. The survey also indicated that carriers have pulled back terms and conditions and lowered limits for exposures, such as storm surge, flood and off-site power, among others. However, the market hardening appears to have moderated in the second quarter. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in second quarter 2013 compared to the same period in 2012 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 16%, base organic commission and fee revenues were up 5.9%, net earnings were up 20%, adjusted EBITDAC was up 20% and adjusted EBITDAC margins were up 90 basis points. In addition, we completed five acquisitions with annualized revenues totaling $35.9 million in second quarter 2013.

•

In our risk management segment, total revenues and adjusted total revenues were up 9% and 10%, respectively, organic fees were up 10.4%, net earnings were up 16%, adjusted EBITDAC was up 14% and adjusted EBITDAC margins improved by 50 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 15%, organic commissions and fee revenues were up 7.0%, net earnings were up 19%, adjusted EBITDAC was up 19% and improved adjusted EBITDAC margins by 92 basis points.

In our corporate segment, second quarter 2013 earnings from our clean energy investments were nearly double those from the same quarter in 2012. These investments contributed $24.1 million to net earnings in the second quarter of 2013. We anticipate our clean energy investments to generate between $67.0 million and $71.0 million for all of 2013. These additional earnings will be used to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides non-GAAP information that management believes is helpful when comparing revenues, EBITDAC and diluted net earnings (loss) per share for the three-month and six-month periods ended June 30, 2013 with the same periods in 2012:

For the Three-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$548.0	$470.9	16%	$149.1	$123.9	20%	$0.52	$0.46	13%
Net gains on book sales	2.9	—		2.9	—		0.01	—
Heath Lambert integration costs	—	—		(5.0)	(4.1)		(0.02)	(0.02)
Workforce & lease termination	—	—		(0.3)	(0.8)		—	(0.01)
Acquisition related adjustments	—	—		—	—		0.02	0.02
Levelized foreign currency translation	—	2.6		—	(0.4)		—	—
Effective income tax rate impact	—	—		—	—		—	0.02

Brokerage, as reported	550.9	473.5		146.7	118.6		0.53	0.47

Risk Management, as adjusted	156.2	141.5	10%	25.5	22.3	14%	0.10	0.09	11%
New Zealand earthquake claims administration	—	1.9		—	—		—	—

Risk Management, as reported	156.2	143.4		25.5	22.3		0.10	0.09

Total Brokerage & Risk Management, as reported	707.1	616.9		172.2	140.9		0.63	0.56
Corporate, as reported	72.4	33.0		(22.6)	(7.8)		0.10	0.03

Total Company, as reported	$779.5	$649.9		$149.6	$133.1		$0.73	$0.59

Total Brokerage & Risk Management, as adjusted	$704.2	$612.4	15%	$174.6	$146.2	19%	$0.62	$0.55	13%

For the Six-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$1,002.0	$853.9	17%	$232.0	$188.8	23%	$0.74	$0.64	16%
Net gains on book sales	3.3	0.7		3.3	0.7		0.02	—
Heath Lambert integration costs	—	—		(8.0)	(8.1)		(0.04)	(0.04)
Workforce & lease termination	—	—		(0.3)	(3.6)		—	(0.02)
Acquisition related adjustments	—	—		—	—		0.01	0.02
Levelized foreign currency translation	—	4.2		—	(1.0)		—	—
Effective income tax rate impact	—	—		—	—		—	0.02

Brokerage, as reported	1,005.3	858.8		227.0	176.8		0.73	0.62

Risk Management, as adjusted	308.3	279.0	11%	50.7	44.7	13%	0.20	0.18	11%
New Zealand earthquake claims administration	0.1	5.7		—	1.2		—	0.01
South Australia ramp up	1.4	—		1.3	—		—	—

Risk Management, as reported	309.8	284.7		52.0	45.9		0.20	0.19

Total Brokerage & Risk Management, as reported	1,315.1	1,143.5		279.0	222.7		0.93	0.81
Corporate, as reported	138.5	53.2		(31.1)	(13.2)		0.11	0.02

Total Company, as reported	$1,453.6	$1,196.7		$247.9	$209.5		$1.04	$0.83

Total Brokerage & Risk Management, as adjusted	$1,310.3	$1,132.9	16%	$282.7	$233.5	21%	$0.94	$0.82	15%

Results of Operations

Brokerage

The brokerage segment accounted for 69% of our revenues during the six-month period ended June 30, 2013. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2013 as compared to the same periods in 2012, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2013	2012	Change	2013	2012	Change
Commissions	$400.9	$344.7	$56.2	$727.7	$616.7	$111.0
Fees	113.3	99.5	13.8	200.0	174.6	25.4
Supplemental commissions	18.3	16.6	1.7	35.6	33.7	1.9
Contingent commissions	14.5	10.3	4.2	37.0	29.3	7.7
Investment income	1.0	2.4	(1.4)	1.7	3.8	(2.1)
Gains realized on books of business sales	2.9	—	2.9	3.3	0.7	2.6

Total revenues	550.9	473.5	77.4	1,005.3	858.8	146.5

Compensation	314.0	274.9	39.1	601.7	532.0	69.7
Operating	90.2	80.0	10.2	176.6	150.0	26.6
Depreciation	7.5	6.1	1.4	13.8	11.8	2.0
Amortization	29.1	25.4	3.7	58.1	45.9	12.2
Change in estimated acquisition earnout payables	(2.5)	(5.2)	2.7	1.9	(2.7)	4.6

Total expenses	438.3	381.2	57.1	852.1	737.0	115.1

Earnings before income taxes	112.6	92.3	20.3	153.2	121.8	31.4
Provision for income taxes	44.1	35.3	8.8	60.1	47.1	13.0

Net earnings	$68.5	$57.0	$11.5	$93.1	$74.7	$18.4

Diluted net earnings per share	$0.53	$0.47	$0.06	$0.73	$0.62	$0.11

Other Information
Change in diluted net earnings per share	13%	21%		18%	12%
Growth in revenues	16%	17%		17%	19%
Organic change in commissions and fees	6%	5%		5%	4%
Compensation expense ratio	57%	58%		60%	62%
Operating expense ratio	16%	17%		18%	17%
Effective income tax rate	39%	38%		39%	39%
Workforce at end of period (includes acquisitions)				9,327	8,368
Identifiable assets at June 30				$4,325.2	$3,955.7
EBITDAC
Net earnings	$68.5	$57.0	$11.5	$93.1	$74.7	$18.4
Provision for income taxes	44.1	35.3	8.8	60.1	47.1	13.0
Depreciation	7.5	6.1	1.4	13.8	11.8	2.0
Amortization	29.1	25.4	3.7	58.1	45.9	12.2
Change in estimated acquisition earnout payables	(2.5)	(5.2)	2.7	1.9	(2.7)	4.6

EBITDAC	$146.7	$118.6	$28.1	$227.0	$176.8	$50.2

EBITDAC margin	27%	25%		23%	21%
EBITDAC growth	24%	25%		28%	22%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2013 to the same periods in 2012 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Total EBITDAC - see computation above	$146.7	$118.6	$227.0	$176.8
Net gains from books of business sales	(2.9)	—	(3.3)	(0.7)
Heath Lambert integration costs	5.0	4.1	8.0	8.1
Workforce and lease termination related charges	0.3	0.8	0.3	3.6
Levelized foreign currency translation	—	0.4	—	1.0

Adjusted EBITDAC	$149.1	$123.9	$232.0	$188.8

Adjusted EBITDAC change	20.3%	21.3%	22.9%	23.1%

Adjusted EBITDAC margin	27.2%	26.3%	23.2%	22.1%

Heath Lambert integration costs include costs related to our May 12, 2011 acquisition of HLG Holdings, Ltd. (which we refer to as Heath Lambert) that are not expected to occur on an ongoing basis in the future once we fully assimilate the acquisition. These costs relate to redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate this acquisition on to our IT related systems. We expect that the full integration of the Heath Lambert operations into our existing operations will be completed in the third quarter of 2013.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended June 30, 2013 compared to the same period in 2012, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2013 ($46.4 million). Commissions and fees in the three-month period ended June 30, 2013 included new business production and renewal rate increases of $62.2 million, which was partially offset by lost business of $38.6 million. Commissions increased 16% and fees increased 14% in the three-month period ended June 30, 2013 compared to the same period in 2012. Organic growth in commissions and fee revenues for the three-month period ended June 30, 2013 was 6% compared to 5% for the same period in 2012, principally due to net new business production and premium rate increases.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2013 compared to the same period in 2012, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2013 ($97.9 million). Commissions and fees in the six-month period ended June 30, 2013 included new business production and renewal rate increases of $118.3 million, which was partially offset by lost business of $79.8 million. Commissions increased 18% and fees increased 15% in the six-month period ended June 30, 2013 compared to the same period in 2012. Organic growth in commissions and fee revenues for the six-month period ended June 30, 2013 was 5% compared to 4% for the same period in 2012, principally due to net new business production and premium rate increases.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2013 and 2012 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue
For the Three-Month Periods Ended June 30,	2013	2012	2012	2011
Base Commissions and Fees
Commission revenues as reported	$400.9	$344.7	$344.7	$296.0
Fee revenues as reported	113.3	99.5	99.5	81.8
Less commission and fee revenues from acquisitions	(46.4)	—	(52.7)	—
Less disposed of operations	—	(0.2)	—	(3.0)
Levelized foreign currency translation	—	(2.3)	—	(1.9)

Organic base commission and fee revenues	$467.8	$441.7	$391.5	$372.9

Organic change in base commission and fee revenues	5.9%		5.0%

Supplemental Commissions
Supplemental commissions as reported	$18.3	$16.6	$16.6	$14.0
Less supplemental commissions from acquisitions	(0.4)	—	(2.8)	—
Less disposed of operations	—	—	—	(0.1)

Organic supplemental commissions	$17.9	$16.6	$13.8	$13.9

Organic change in supplemental commissions	7.8%		(0.7%)

Contingent Commissions
Contingent commissions as reported	$14.5	$10.3	$10.3	$7.9
Less contingent commissions from acquisitions	(3.3)	—	(1.0)	—

Organic contingent commissions	$11.2	$10.3	$9.3	$7.9

Organic change in contingent commissions	8.7%		17.7%

	2013 Organic Revenue		2012 Organic Revenue
For the Six-Month Periods Ended June 30,	2013	2012	2012	2011
Base Commissions and Fees
Commission revenues as reported	$727.7	$616.7	$616.7	$521.7
Fee revenues as reported	200.0	174.6	174.6	140.9
Less commission and fee revenues from acquisitions	(97.9)	—	(108.7)	—
Less disposed of operations	—	(0.5)	—	(5.7)
Levelized foreign currency translation	—	(3.7)	—	(2.0)

Organic base commission and fee revenues	$829.8	$787.1	$682.6	$654.9

Organic change in base commission and fee revenues	5.4%		4.2%

Supplemental Commissions
Supplemental commissions as reported	$35.6	$33.7	$33.7	$27.5
Less supplemental commissions from acquisitions	(2.0)	—	(5.5)	—
Less disposed of operations	—	—	—	(0.4)

Organic supplemental commissions	$33.6	$33.7	$28.2	$27.1

Organic change in supplemental commissions	(0.3%)		4.1%

Contingent Commissions
Contingent commissions as reported	$37.0	$29.3	$29.3	$24.7
Less contingent commissions from acquisitions	(6.8)	—	(3.4)	—

Organic contingent commissions	$30.2	$29.3	$25.9	$24.7

Organic change in contingent commissions	3.1%		4.9%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2013, 2012 and 2011 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2013
Reported supplemental commissions	$17.3	$18.3			$35.6
Reported contingent commissions	22.5	14.5			37.0

Reported supplemental and contingent commissions	$39.8	$32.8			$72.6

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

Investment income and net gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $2.9 million and $3.5 million, respectively, for the three-month periods ended June 30, 2013 and 2012 and $3.3 million and $4.2 million, respectively, for the six-month periods ended June 30, 2013 and 2012. Offsetting the one-time gains related to sales of books of business for the three-month and six-month periods ended June 30, 2012, was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM. Investment income in the three-month and six-month periods ended June 30, 2013 decreased slightly compared to the same period in 2012.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2013 with the same periods in 2012 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Reported amounts	$314.0	$274.9	$601.7	$532.0
Heath Lambert integration costs	(2.2)	(2.0)	(3.5)	(4.8)
Workforce related charges	(0.3)	(0.8)	(0.3)	(3.6)
Levelized foreign currency translation	—	(1.9)	—	(3.5)

Adjusted amounts	$311.5	$270.2	$597.9	$520.1

Adjusted revenues - see pages 31 and 32	$548.0	$470.9	$1,002.0	$853.9

Adjusted ratios	56.8%	57.4%	59.7%	60.9%

The increase in compensation expense for the three-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($36.1 million in the aggregate), increases in employee benefits ($3.1 million), temporary staffing ($0.3 million) and stock compensation expense ($0.1 million), offset by a decrease in severance related costs ($0.5 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2013.

The increase in compensation expense for the six-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($63.6 million in the aggregate), increases in employee benefits ($8.3 million), stock compensation expense ($0.6 million) and temporary staffing ($0.5 million), offset by a decrease in severance related costs ($3.3 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2013.

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2013 with the same periods in 2012 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Reported amounts	$90.2	$80.0	$176.6	$150.0
Heath Lambert integration costs	(2.8)	(2.1)	(4.5)	(3.3)
Levelized foreign currency translation	—	(1.1)	—	(1.7)

Adjusted amounts	$87.4	$76.8	$172.1	$145.0

Adjusted revenues - see pages 31 and 32	$548.0	$470.9	$1,002.0	$853.9

Adjusted ratios	16.0%	16.3%	17.2%	17.0%

The increase in operating expense for the three-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($5.6 million), business insurance ($1.6 million), office expense ($1.1 million), travel and entertainment expense ($1.0 million), bad debt expense ($1.0 million), net rent and utilities ($0.5 million), licenses and fees ($0.5 million) and sales development expense ($0.5 million), slightly offset by a favorable foreign currency translation ($0.7 million) and a decrease in other expense ($0.6 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2013 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2013.

The increase in operating expense for the six-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($9.6 million), office expense ($4.8 million), travel and entertainment expense ($4.5 million), net rent and utilities ($3.4 million), business insurance ($2.0 million), licenses and fees ($1.7 million), sales development expense ($1.0 million) and bad debt expense ($0.8 million), slightly offset by a favorable foreign currency translation ($0.9 million) and a decrease in other expense ($0.1 million). Also contributing to the increase in operating expenses in the six-month period ended June 30, 2013 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2013.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2013 increased slightly compared to the same period in 2012 due to expenses associated with acquisitions completed in the twelve-month period ended June 30, 2013.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2013. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and ten years for trade names). Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2013, we wrote off $0.4 million and $2.2 million, respectively, of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2012, we wrote off $3.1 million of amortizable intangible assets related to the brokerage segment.

Change in estimated acquisition earnout payables - The increase in expense from the change in estimated acquisition earnout payables in the three-month period ended June 30, 2013 compared to the same period in 2012, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During each of the three-month periods ended June 30, 2013 and 2012, we recognized $2.9 million and $2.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our acquisitions made in the period from 2009 to 2013. During each of the six-month periods ended June 30, 2013 and 2012, we recognized $5.8 million and $4.6 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our 2009 to 2013 acquisitions. In addition, during the three-month periods ended June 30, 2013 and 2012, we recognized $5.4 million and $7.4 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for twenty-three and thirteen acquisitions, respectively. During the six-month periods ended June 30, 2013 and 2012, we recognized $3.9 million and $7.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for thirty-nine and nineteen acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 39.2% and 38.2%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 39.2% and 38.7%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 21% of our revenue during the six-month period ended June 30, 2013. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2013 as compared to the same periods in 2012, is as follows: (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2013	2012	Change	2013	2012	Change
Fees	$155.6	$142.7	$12.9	$308.6	$283.2	$25.4
Investment income	0.6	0.7	(0.1)	1.2	1.5	(0.3)

Total revenues	156.2	143.4	12.8	309.8	284.7	25.1

Compensation	91.3	84.9	6.4	182.9	170.3	12.6
Operating	39.4	36.2	3.2	74.9	68.5	6.4
Depreciation	4.7	3.9	0.8	9.1	7.8	1.3
Amortization	0.6	0.8	(0.2)	1.2	1.4	(0.2)

Total expenses	136.0	125.8	10.2	268.1	248.0	20.1

Earnings before income taxes	20.2	17.6	2.6	41.7	36.7	5.0
Provision for income taxes	7.7	6.8	0.9	15.3	14.2	1.1

Net earnings	$12.5	$10.8	$1.7	$26.4	$22.5	$3.9

Diluted net earnings per share	$0.10	$0.09	$0.01	$0.20	$0.19	$0.01

Other information
Change in diluted net earnings per share	11%	80%		5%	58%
Growth in revenues	9%	7%		9%	8%
Organic change in fees	10%	11%		11%	9%
Compensation expense ratio	58%	59%		59%	60%
Operating expense ratio	25%	25%		24%	24%
Effective income tax rate	38%	39%		37%	39%
Workforce at end of period (includes acquisitions)				4,614	4,263
Identifiable assets at June 30				$530.8	$537.8
EBITDAC
Net earnings	$12.5	$10.8	$1.7	$26.4	$22.5	$3.9
Provision for income taxes	7.7	6.8	0.9	15.3	14.2	1.1
Depreciation	4.7	3.9	0.8	9.1	7.8	1.3
Amortization	0.6	0.8	(0.2)	1.2	1.4	(0.2)

EBITDAC	$25.5	$22.3	$3.2	$52.0	$45.9	$6.1

EBITDAC margin	16%	16%		17%	16%
EBITDAC growth	14%	59%		13%	57%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2013 to the same periods in 2012 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Total EBITDAC - see computation above	$25.5	$22.3	$52.0	$45.9
New Zealand earthquake claims administration	—	—	—	(1.2)
South Australia ramp up	—	—	(1.3)	—

Adjusted EBITDAC	$25.5	$22.3	$50.7	$44.7

Adjusted EBITDAC change	14.4%	18.6%	13.4%	16.4%

Adjusted EBITDAC margin	16.3%	15.8%	16.4%	16.0%

Fees - The increase in fees for the three-month period ended June 30, 2013 compared to the same period in 2012 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $21.4 million), which were partially offset by lost business of $8.5 million. Organic growth in fee revenues for the three-month period ended June 30, 2013 was 10% compared to 11% for the same period in 2012.

The increase in fees for the six-month period ended June 30, 2013 compared to the same period in 2012 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $43.5 million), which were partially offset by lost business of $18.1 million. Organic growth in fee revenues for the six-month period ended June 30, 2013 was 11% compared to 9% for the same period in 2012.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2013 and 2012 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue
For the Three-Month Periods Ended June 30	2013	2012	2012	2011
Fees	$148.1	$137.5	$137.5	$129.8
International performance bonus fees	7.5	5.2	5.2	3.1

Fees as reported	155.6	142.7	142.7	132.9
Less fees from acquisitions	(1.1)	—	(0.3)	—
Less South Australia ramp up fees	—	—	—	—
Less New Zealand earthquake claims administration	—	(1.9)	(1.9)	(4.4)
Levelized foreign currency translation	—	(0.9)	—	(1.4)

Organic fees	$154.5	$139.9	$140.5	$127.1

Organic change in fees	10.4%		10.5%

	2013 Organic Revenue		2012 Organic Revenue
For the Six-Month Periods Ended June 30	2013	2012	2012	2011
Fees	$295.4	$273.7	$273.7	$256.7
International performance bonus fees	13.2	9.5	9.5	6.1

Fees as reported	308.6	283.2	283.2	262.8
Less fees from acquisitions	(1.9)	—	(1.0)	—
Less South Australia ramp up fees	(1.4)	—	—	—
Less New Zealand earthquake claims administration	(0.1)	(5.7)	(5.7)	(7.7)
Levelized foreign currency translation	—	(1.6)	—	(0.7)

Organic fees	$305.2	$275.9	$276.5	$254.4

Organic change in fees	10.6%		8.7%

Organic change in fees adjusted to exclude fees related to South Australia, a new international client in 2013, was 7.3% and 7.1% in the three-month and six-month periods ended June 30, 2013, respectively.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2013 remained relatively unchanged compared to the same periods in 2012.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2013 with the same periods in 2012 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Reported amounts	$91.3	$84.9	$182.9	$170.3
New Zealand earthquake claims administration	—	(1.5)	—	(3.7)

Adjusted amounts	$91.3	$83.4	$182.9	$166.6

Adjusted revenues - see pages 31 and 32	$156.2	$141.5	$308.3	$279.0

Adjusted ratios	58.5%	58.9%	59.3%	59.7%

The increase in compensation expense for the three-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increased headcount, increases in salaries ($8.7 million), employee benefits expense ($0.1 million) and stock compensation expense ($0.1 million), offset by a favorable foreign currency translation ($0.5 million) and decreases in New Zealand earthquake claims administration ($1.5 million) and temporary-staffing expense ($0.5 million).

The increase in compensation expense for the six-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increased headcount, increases in salaries ($16.5 million), employee benefits expense ($1.2 million) and stock compensation expense ($0.2 million), offset by a favorable foreign currency translation ($0.9 million) and decreases in New Zealand earthquake claims administration ($3.7 million) and temporary-staffing expense ($0.7 million).

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2013 with the same periods in 2012 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
Reported amounts	$39.4	$36.2	$74.9	$68.5
New Zealand earthquake claims administration	—	(0.4)	(0.1)	(0.8)
South Australia ramp up costs	—	—	(0.1)	—

Adjusted amounts	$39.4	$35.8	$74.7	$67.7

Adjusted revenues - see pages 31 and 32	$156.2	$141.5	$308.3	$279.0

Adjusted ratios	25.2%	25.3%	24.2%	24.3%

The increase in operating expense for the three-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($3.5 million), office expenses ($0.5 million), travel and entertainment ($0.4 million), other expense ($0.4 million), licenses and fees ($0.2 million) and sales development expense ($0.2 million), offset by decreases in business insurance ($1.5 million), New Zealand earthquake claims administration ($0.4 million), net rent and utilities ($0.1 million) and bad debt expense ($0.1 million). The increase in professional fees is primarily related to a new product introduced during third quarter 2012 that is primarily outsourced and the cost of which flows through operating expenses.

The increase in operating expense for the six-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in professional fees ($6.8 million), travel and entertainment ($0.8 million) and licenses and fees ($0.6 million), offset by decreases in New Zealand earthquake claims administration ($0.7 million), business insurance ($0.7 million), net rent and utilities ($0.4 million), sales development expense ($0.1 million) and bad debt expense ($0.1 million). The increase in professional fees is primarily related to a new product introduced during third quarter 2012 that is primarily outsourced and the cost of which flows through operating expenses.

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained the same in the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month and six-month periods ended June 30, 2013 and 2012.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 38.1% and 38.6%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 36.7% and 38.7%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see our consolidated financial statements included herein for a summary of our investments as of June 30, 2013 (unaudited) (Note 11) and in our most recent Annual Report on Form 10-K as of December 31, 2012 (Note 12). For a detailed discussion of the nature of our debt, see our consolidated financial statements included herein as of June 30, 2013 (unaudited) (Note 5) and in our most recent Annual Report on Form 10-K as of December 31, 2012 (Note 6).

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2013 as compared to the same periods in 2012 is as follows: (in millions, except per share and percentages):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2013	2012	Change	2013	2012	Change
Revenues from consolidated clean coal production plants	$66.2	$26.0	$40.2	$115.5	$41.7	$73.8
Royalty income from clean coal licenses	6.9	6.2	0.7	16.9	11.5	5.4
Loss from unconsolidated clean coal production plants	(0.9)	(0.4)	(0.5)	(3.2)	(1.3)	(1.9)
Other net revenues	0.2	1.2	(1.0)	9.3	1.3	8.0

Total revenues	72.4	33.0	39.4	138.5	53.2	85.3

Cost of revenues from consolidated clean coal production plants	76.6	29.0	47.6	134.7	46.7	88.0
Compensation	10.2	4.3	5.9	14.8	6.2	8.6
Operating	8.2	7.5	0.7	20.1	13.5	6.6
Interest	11.9	10.8	1.1	23.1	21.4	1.7
Depreciation	0.9	0.2	0.7	1.0	0.3	0.7

Total expenses	107.8	51.8	56.0	193.7	88.1	105.6

Loss before income taxes	(35.4)	(18.8)	(16.6)	(55.2)	(34.9)	(20.3)
Benefit for income taxes	(47.9)	(22.7)	(25.2)	(69.7)	(37.5)	(32.2)

Net earnings	$12.5	$3.9	$8.6	$14.5	$2.6	$11.9

Diluted net earnings per share	$0.10	$0.03	$0.07	$0.11	$0.02	$0.09

Identifiable assets at June 30				$706.1	$640.1
EBITDAC
Net earnings	$12.5	$3.9	$8.6	$14.5	$2.6	$11.9
Benefit for income taxes	(47.9)	(22.7)	(25.2)	(69.7)	(37.5)	(32.2)
Interest	11.9	10.8	1.1	23.1	21.4	1.7
Depreciation	0.9	0.2	0.7	1.0	0.3	0.7

EBITDAC	$(22.6)	$(7.8)	$(14.8)	$(31.1)	$(13.2)	$(17.9)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities that we operate and control under lease arrangements, and the investments in which we have a majority ownership position and maintain control over the operations of the related plants, including those that are currently not operating. When we relinquish control in connection with the sale of majority ownership interests in our investments, we deconsolidate these operations.

The increase in the three-month and six-month periods ended June 30, 2013, compared to the same periods in 2012, is due primarily to increased production.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2013, we held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increase in royalty income in 2013 was due to increases in the production of refined coal by Chem-Mod’s licensees in the three-month and six-month periods ended June 30, 2013 including production at operations that were not producing refined coal in 2012.

Expenses related to royalty income of Chem-Mod in the three-month periods ended June 30, 2013 and 2012, were $4.6 million and $3.8 million, respectively, which include non-controlling interest of $4.0 million and $3.3 million, respectively. Expenses related to royalty income of Chem-Mod in the six-month periods ended June 30, 2013 and 2012, were $10.5 million and $7.0 million, respectively, which include non-controlling interest of $9.6 million and $6.2 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors.

The increased pretax loss in the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012 was due primarily to increased production which generates increased pretax operating losses.

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

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2013 and 2012, consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month and six-month periods ended June 30, 2013, compared to the same periods in 2012, is due primarily to increased production including production at operations that were not producing refined coal in 2012.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2013 and 2012, respectively, includes salary and benefit expenses of $3.6 million and $2.2 million and incentive compensation of $6.6 million and $2.1 million, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2013 compared to the same period in 2012 is due primarily to an increase in salaries. The increase in incentive compensation for the three-month period ended June 30, 2013 compared to the same period in 2012 is primarily due to the progress made in deploying IRC Section 45 plants and the overall results of the IRC Section 45 operations.

Compensation expense in the six-month periods ended June 30, 2013 and 2012, respectively, includes salary and benefit expenses of $5.5 million and $3.8 million and incentive compensation of $9.3 million and $2.4 million, respectively. The increase in salary and benefits expense for the six-month period ended June 30, 2013 compared to the same period in 2012 is due primarily to an increase in salaries. The increase in incentive compensation for the six-month period ended June 30, 2013 compared to the same period in 2012 is primarily due to the decrease in incentive compensation expenses for the three-month period ended March 31, 2012 resulting from a reduction in the level of effort devoted to corporate related activities, a change in estimate during first quarter 2012 of the prior year’s discretionary bonus accrual, the progress made in deploying IRC Section 45 plants and the overall results of the IRC Section 45 operations.

Operating expenses - Operating expense in the three-month period ended June 30, 2013 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to second quarter 2013 acquisitions of $2.1 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.5 million, and other corporate and clean energy related expenses of $1.8 million.

Operating expense in the three-month period ended June 30, 2012 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to 2012 acquisitions of $1.7 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.8 million and other corporate operating and clean energy related expenses of $1.2 million.

Operating expense in the six-month period ended June 30, 2013 includes banking and related fees of $1.5 million, external professional fees and other due diligence costs related to 2013 acquisitions of $2.6 million, operating expenses, professional fees and non-controlling interest related to royalty income of $8.5 million, other corporate and clean energy related expenses of $3.7 million and a biannual company-wide meeting ($3.8 million).

Operating expense in the six-month period ended June 30, 2012 includes banking and related fees of $1.6 million, external professional fees and other due diligence costs related to 2012 acquisitions of $2.3 million, operating expenses, professional fees and non-controlling interest related to royalty income of $7.0 million and other corporate operating and clean energy related expenses of $2.6 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2013, compared to the same periods in 2012, is due to interest on the $50.0 million note purchase agreement entered into on July 10, 2012 ($0.4 million and $0.9 million, respectively), the interest on the note purchase agreement entered into on June 14, 2013 ($0.3 million) and an increase of $0.4 million and $0.5 million, respectively, in interest on borrowings from our Credit Agreement.

Depreciation - Depreciation expense in the six-month period ended June 30, 2013 increased significantly compared to the same period in 2012, and primarily relates to the assets of the additional ownership interests in the twelve 2009 Era Plants that we acquired from a co-investor in first quarter 2013.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended June 30, 2013 was 4.0% compared to 21.3% for the same period in 2012. Our consolidated effective tax rate for the six-month period ended June 30, 2013 was 4.1% compared to 19.3% for the same period in 2012. The effective tax rates for the three-month and six-month periods ended June 30, 2013 and 2012 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. GAAP accounting requires us to estimate at each quarter end, an expected annual effective tax rate based on, among other factors, the estimated annual amount of tax credits we will generate in the current year, and recognize these estimated tax credits each quarter based on estimated company-wide quarterly earnings before income taxes. This accounting will cause a difference in the amount of tax credits recognized in the financial statements compared to the amount of tax credits actually generated. There were $34.6 million and $24.1 million of tax credits recognized in the six-month periods ended June 30, 2013 and 2012, respectively. There were $33.6 million and $21.3 million of tax credits generated in the six-month periods ended June 30, 2013 and 2012, respectively.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month and six-month periods ended June 30, 2013 and 2012 for the corporate segment (in millions):

	2013			2012
Three-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(12.8)	$5.1	$(7.7)	$(11.6)	$4.6	$(7.0)
Clean energy investments	(16.7)	40.8	24.1	(3.2)	16.6	13.4
Acquisition costs	(1.9)	0.2	(1.7)	(1.7)	0.4	(1.3)
Corporate	(4.0)	1.8	(2.2)	(2.3)	1.1	(1.2)

Total	$(35.4)	$47.9	$12.5	$(18.8)	$22.7	$3.9

	2013			2012
Six-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(24.7)	$9.9	$(14.8)	$(22.9)	$9.1	$(13.8)
Clean energy investments	(17.6)	54.9	37.3	(5.4)	26.0	20.6
Acquisition costs	(2.9)	0.4	(2.5)	(2.3)	0.5	(1.8)
Corporate	(10.0)	4.5	(5.5)	(4.3)	1.9	(2.4)

Total	$(55.2)	$69.7	$14.5	$(34.9)	$37.5	$2.6

Interest and banking primarily includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in the first quarter of 2013, costs related to a biannual company-wide award, cross-selling and motivational meeting for our production staff and field management.

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

The following table provides a summary of our clean coal plant investments as of June 30, 2013 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At June 30, 2013	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
9 Under long-term production contracts	$6.8	$—	$24.0
3 Under long-term production contracts, estimated to resume production in late 2013	0.9	2.6	5.0
2 In early stages of negotiations for long-term production contracts	0.7	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
9 Under long-term production contracts	23.0	1.4	61.0
2 Under long-term production contracts, estimated to resume production in late 2013	0.8	1.5	6.0
4 In early stages of negotiations for long-term production contracts	1.5	Not Estimable	Not Estimable

The information in the table above under the caption Our Portion of Estimated Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future annual after-tax earnings based on production estimates from the host utilities. However, host utilities do not consistently operate the refined coal plants at ultimate production levels due to seasonal electricity demand, as well as many operational, regulatory and environmental compliance reasons. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 14 and 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a more detailed discussion of these and other factors could impact the information above.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2012 and the for the six-month period ended June 30, 2013, we relied to a large extent on proceeds from borrowings under our Credit Agreement and the $50.0 million and $200.0 million note purchase agreements we entered into in July 2012 and June 2013, respectively.

Cash provided by operating activities was $73.8 million and $63.0 million for the six-month periods ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to favorable timing differences in the payment of accrued liabilities and favorable timing differences in the receipts and disbursements of fiduciary funds in 2013 compared to 2012. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $247.9 million and $209.5 million for the six-month periods ended June 30, 2013 and 2012 respectively. Consolidated net earnings were $134.0 million and $99.8 million for the six-month periods ended June 30, 2013 and 2012 respectively. We believe that the EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2013 plan year. We were not required to make any minimum contributions to the plan for the 2012 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During each of the six-month periods ended June 30, 2013 and 2012, we made discretionary contributions of $4.2 million and $3.6 million, respectively, to the plan. We are considering making additional discretionary contributions to the plan in 2013 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $35.9 million and $26.6 million for the six-month periods ended June 30, 2013 and 2012, respectively. In 2013, we expect total expenditures for capital improvements to be approximately $80.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $113.4 million and $77.1 million in the six-month periods ended June 30, 2013 and 2012, respectively. In addition, during the six-month period ended June 30, 2012, we issued 3.3 million shares ($115.8 million) of our common stock as consideration paid for 2012 acquisitions. We completed nine acquisitions and twenty-seven acquisitions in the six-month periods ended June 30, 2013 and 2012, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2013 and 2012 totaled approximately $40.9 million and $98.9 million, respectively. In the six-month period ended June 30, 2013, we funded substantially all of our acquisitions activity using debt and cash from operations. We expect to continue this trend through the remainder of 2013, although we may still use our common stock on occasion (for example, to effect a tax-free exchange, or if our overall acquisition activity warrants it).

During the six-month period ended June 30, 2012, we issued 425,000 shares of our common stock and paid $3.4 million in cash related to earnout obligations for four acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million.

Dispositions - During the six-month periods ended June 30, 2013 and 2012, we sold several small books of business and recognized one-time gains of $3.3 million and $4.2 million, respectively. We received cash proceeds of $2.9 million and $8.2 million related to the 2013 and 2012 transactions, respectively. Offsetting the one-time gains related to sales of books of business for the six-month period ended June 30, 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represented the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM.

Clean Energy Investments - During the period 2009 through 2012, we made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. These IRC Section 45 tax credits produce positive cash flow by reducing the amount of Federal income taxes we pay. During the period from 2009 through 2012, these investments in clean energy operations have produced only modest positive net cash flow for us due to the capital expenditures we incurred during that period. In 2013, and possibly continuing into 2014, we expect to incur additional capital expenditures related to the redeployment, and in some cases movement, of some of the refined coal plants. We anticipate that the net cash flow generated by the tax credits we can use in 2013, which will be partially offset by the related capital expenditures in 2013 (and in 2014 as well if capital expenditures continue into 2014), will be positive. Our current estimate of the 2013 annual after-tax earnings that could be generated from production at the plants that operate in 2013 is $67.0 million to $71.0 million. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021 and the minimal capital expenditures during that same period, we anticipate that the annual positive net cash flow during such years will continue to increase. We anticipate that this favorable impact on the amount we will pay the IRS in 2013 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” on page 46 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

Cash Flows From Financing Activities

Our Credit Agreement provides for a revolving credit commitment of up to $500.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $600.0 million. At June 30, 2013, no borrowings were outstanding under the Credit Agreement. Due to outstanding letters of credit, $484.1 million remained available for potential borrowings under the Credit Agreement at June 30, 2013.

We use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. In the six-month period ended June 30, 2013, we borrowed $228.0 million and repaid $357.0 million under our Credit Agreement. In the six-month period ended June 30, 2012, we borrowed $162.0 million and repaid $124.0 million under our Credit Agreement. Principal uses of the 2013 and 2012 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

On June 14, 2013, we borrowed an additional $200.0 million of private placement debt, which has a maturity of nine years and an interest rate of 3.69% and will be used to fund acquisitions and for general corporate purposes. At June 30, 2013, we had $925.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2013 and a cash and cash equivalent balance of $240.0 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants at June 30, 2013.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2013, we declared $89.5 million in cash dividends on our common stock, or $0.35 per common share, a 3% increase over fourth quarter 2012. On July 25, 2013, we announced a quarterly dividend for third quarter 2013 of $0.35 per common share. It is anticipated this dividend level will result in annualized net cash used by financing activities in 2013 of approximately $178.4 million (based on the number of outstanding shares as of June 30, 2013) or an anticipated decrease in cash used of approximately $26.0 million compared to 2012. This decrease in cash used is the result of five dividend payments being made in 2012 compared to four payments that will be made in 2013. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2013 and 2012 were $51.4 million and $48.6 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 8.0 million shares (less any shares of restricted stock units issued under the LTIP—0.5 million shares of our common stock were available for this purpose as of June 30, 2013) were available for grant under the LTIP at June 30, 2013. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2013 and 2012 and we believe this favorable trend will continue in the foreseeable future.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2013. We did not have any material dispositions during the six-month periods ended June 30, 2013 and 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2013 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2013 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2013.

At June 30, 2013, we had $925.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2013 was $987.3 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2013 and the resulting fair values would have been $41.3 million higher than their carrying value (or $966.3 million).

As of June 30, 2013, we had no borrowings outstanding under our Credit Agreement. However, in the event that we do have borrowings outstanding, the fair value of these borrowings would approximate their carrying value due to their short-term duration and variable interest rates. Market risk would be estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2013, and the resulting fair values would not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, Singaporean and various other Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for six-month period ended June 30, 2013 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $0.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for six-month period ended June 30, 2013 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2013 and 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2013) and disbursements (in 2012) through various future payment dates. In addition, during the six-month period ended June 30, 2013, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. These hedging strategies are designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2013 and 2012. See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2013.

Item 4. Controls and Procedures

As of June 30, 2013, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2013:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
April 1 through April 30, 2013	419,974	$41.84	—	10,000,000
May 1 through May 31, 2013	861,255	44.24	—	10,000,000
June 1 through June 30, 2013	16,872	43.53	—	10,000,000

Total	1,298,101	$43.46	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 8 to the unaudited consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2013, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to use cash contributed to both plans in 2013, and to liquidate all investments held under the Age 62 Plan, other than our common stock, and use the proceeds to purchase shares of our common stock on the open market. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the second quarter of 2013. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012 Disclosure

In 1998, Heath Lambert Limited (which we refer to as HLL), domiciled and acting in the capacity of a reinsurance intermediary in the UK, placed a marine hull reinsurance contract with Bimeh Iran Insurance Company (UK) Limited (which we refer to as Bimeh) on behalf of a UK-based ceding insurer. A loss covered by the contract occurred that same year. We acquired HLL in May 2011. One month later, as part of winding down legacy matters, HLL submitted to Bimeh a claim for payment on the reinsurance contract. In June 2012, HLL received £9,353.00 (US$14,343.75) from Bimeh representing Bimeh’s portion of the claim due to the UK-based ceding insurer. We do not believe the placement of the policy, the submission of the claim or the receipt of funds was prohibited by U.S. laws or regulations. In July 2013, HLL offered to send these legacy reinsurance funds to the UK-based ceding insurer. The offer was declined by the ceding insurer due to Bimeh’s involvement. No revenue or profit was generated by HLL in handling or holding the funds. HLL intends to hold the funds in accordance with company policy and applicable laws until authorized with the appropriate license to remit payment to the UK-based ceding insurer.

Item 6. Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

4.1	Note Purchase Agreement, dated as of June 14, 2013, among Arthur J. Gallagher & Co., certain of its subsidiaries and the Purchasers (incorporated by reference to same exhibit number to our Form 8-K Current Report dated June 17, 2013, File No. 1-09761).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: July 31, 2013	By: /s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2013

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