Form 10-K
period 2013-12-31
GALLAGHER ARTHUR J & CO
filed 2014-02-07
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-09761

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2013 (the last day of the registrant’s most recently completed second quarter) was $5,276,300,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2014 was 133,841,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2014 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

Since our founding in 1927, we have grown from a one-person agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 15, 2013 edition, and the world’s largest property/casualty third-party claims administrator, according to Business Insurance magazine’s April 22, 2013 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 68%, 19% and 13%, respectively, to 2013 revenues We generate approximately 77% of our revenues from the combined brokerage and risk management segments domestically, with the remaining 23% derived primarily from operations in Australia, Bermuda, Canada, the Caribbean, Singapore, New Zealand and the U.K. Substantially all of the revenues of the corporate segment are generated in the United States.

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2013 of approximately $6.3 billion. Information in this report is as of December 31, 2013 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; and expectations regarding our investments, including our clean energy investments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•

An economic downturn, including one caused by a U.S. government shutdown and potential default, as well as uncertainty regarding the European debt situation and market perceptions concerning the instability of the Euro;

•	Competitive pressures in each of our businesses;

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•	Our failure to attract and retain experienced and qualified personnel;

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

•

Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or our failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	Our inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity;

•	Our failure to comply with regulatory requirements, including those related to international sanctions, or a change in regulations or enforcement policies that adversely affects our operations;

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (U.K. Bribery Act) or other anti-corruption laws;

•

Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (2010 Health Care Reform Legislation);

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Damage to our reputation if clients are not satisfied with our services;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions; and

•	Volatility of the price of our common stock.

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

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2013, is as follows (in millions):

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$1,553.1	49%	$1,302.5	52%	$1,127.4	53%
Fees	450.5	15%	403.2	16%	324.1	15%
Supplemental commissions	77.3	2%	67.9	3%	56.0	3%
Contingent commissions	52.1	2%	42.9	2%	38.1	2%
Investment income and other	11.3	—%	11.1	—%	10.9	—%

	2,144.3	68%	1,827.6	73%	1,556.5	73%

Risk Management
Fees	609.0	19%	568.5	22%	546.1	26%
Investment income	2.0	—%	3.2	—%	2.7	—%

	611.0	19%	571.7	22%	548.8	26%

Corporate
Clean energy and other investment income	424.3	13%	121.0	5%	29.4	1%

Total revenues	$3,179.6	100%	$2,520.3	100%	$2,134.7	100%

See Note 17 to our 2013 consolidated financial statements for additional financial information, including earnings before income taxes and identifiable assets by segment for 2013, 2012 and 2011.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other the hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of IRC Section 45 tax credits also impact the trends in our quarterly operating results. See Note 16 to our 2013 consolidated financial statements for unaudited quarterly operating results for 2013 and 2012.

Brokerage Segment

The brokerage segment accounted for 68% of our revenues in 2013. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance, and healthcare exchange and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

We operate our brokerage operations through a network of more than 400 sales and service offices located throughout the U.S. and in 22 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we offer client-service capabilities in more than 140 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 82% of our brokerage segment revenues in 2013. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

401(k) Solutions	Dental	Fire	Products Liability
403(b) Solutions	Directors & Officers Liability	General Liability	Professional Liability
Aviation	Disability	Life	Property
Casualty	Earthquake	Marine	Wind
Commercial Auto	Errors & Omissions	Medical	Workers Compensation

Our retail brokerage operations are organized in more than 440 geographical profit centers primarily located in the U.S., Australia, Canada, the Caribbean and the U.K. and operate within certain key niche/practice groups, which account for approximately 62% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Agribusiness	Global Risks	Life Science	Religious/Not-for-Profit
Automotive	Health and Welfare	Marine	Restaurant
Aviation & Aerospace	Healthcare	Manufacturing	Retirement
Construction	Healthcare Analytics	Personal	Scholastic
Energy	Higher Education	Private Equity	Technology/Telecom
Entertainment	Hospitality	Professional Groups	Transportation
Environmental	Human Resources	Public Entity	Voluntary Benefits
Executive Benefits	International Benefits	Real Estate

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 18% of our brokerage segment revenues in 2013. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 65 geographical profit centers located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 75% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as the largest domestic managing general agent/underwriting manager according to Business Insurance magazine’s September 23, 2013 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 19% of our revenues in 2013. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 68% of our risk management segment’s revenues are from workers compensation related claims, 28% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an independent basis from our brokerage operations. We manage our third-party claims adjusting operations through a network of more than 100 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients and customers.

While this segment complements our insurance brokerage offerings, more than 90% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest property/casualty third party claims administrator according to Business Insurance magazine’s April 22, 2013 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies, captives;

•	Program business and the outsourcing of insurance company claims departments; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 13% of our revenues in 2013. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2013 resulted primarily from our consolidation of refined fuel operations that we control and own more than 50% of and from leased facilities we operate and control. At December 31, 2013, significant investments managed by this segment include:

Clean Coal Related Ventures

We have a 46.54% interest in Chem-Mod LLC, a privately-held enterprise (Chem-Mod) that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We also have an 8.0% interest in a privately-held start-up enterprise (C-Quest Technology LLC), which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

Tax-Advantaged Investments

Prior to January 1, 2008, we owned certain partnerships formed to develop energy that qualified for tax credits under the former IRC Section 29. These consisted of waste-to-energy and synthetic coal operations. These investments helped to substantially reduce our effective income tax rate from 2002 through 2007. The law that permitted us to claim IRC Section 29 tax credits expired on December 31, 2007. In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod’s proprietary technologies and in 2013, we purchased 99% interests in five commercial clean coal production plants. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and in December 2021 for the fifteen plants we built and placed in service in 2011, plus the five plants we purchased interests in that were placed in service in 2011 (2011 Era Plants).

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2013 were as follows (in millions):

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage and risk management segments
United States	$2,118.3	77%	$1,885.1	79%	$1,695.7	81%
United Kingdom	434.4	16%	352.3	14%	260.5	12%
Other foreign, principally Australia, Bermuda and Canada	202.6	7%	161.9	7%	149.1	7%

Total brokerage and risk management	2,755.3	100%	2,399.3	100%	2,105.3	100%

Corporate segment, substantially all United States	424.3		121.0		29.4

Total revenues	$3,179.6		$2,520.3		$2,134.7

See Notes 5, 14 and 17 to our 2013 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings before income taxes and identifiable assets, by segment, for 2013, 2012 and 2011.

Brokerage Operations in Australia, Bermuda, Canada, the Caribbean and the U.K.

The majority of our international brokerage operations are in Australia, Bermuda, Canada, the Caribbean and the U.K.

We operate in Australia, the Caribbean and Canada primarily as a retail commercial property and casualty broker. In the U.K., we have a retail brokerage presence in more than 60 locations across the U.K. targeting small to medium enterprise risks; an underwriting operation for clients to access the Lloyd’s of London and other international insurance markets, and a program operation offering customized risk management products and services to U.K. public entities. In Bermuda, we act principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provide services relating to the formation and management of offshore captive insurance companies.

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

Markets and Marketing

We manage our brokerage operations through a network of more than 400 sales and service offices located throughout the U.S. and in 22 other countries. We manage our third-party claims adjusting operations through a network of approximately 100 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2013, our largest single customer accounted for approximately 1% of our revenues from the combined brokerage and risk management segments and our ten largest customers represented 6% of our revenues from the combined brokerage and risk management segments in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

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

We require our employees serving in sales or marketing capacities, plus all of our executive officers, to enter into agreements with us restricting disclosure of confidential information and solicitation of our clients and prospects upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements.

Competition

Brokerage Segment

According to Business Insurance magazine’s July 15, 2013 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete with Aon plc, Marsh & McLennan Companies, Inc. and Willis Group Holdings, Ltd., each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Jardine Lloyd Thomson Group plc, Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.), Towers Watson & Co., mid-market firms such as Lockton, USI Holdings, and Wells Fargo and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies.

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

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party claims administrator based on revenues, according to Business Insurance magazine’s April 22, 2013 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company) and ESIS (a subsidiary of ACE Limited). Several large insurance companies, such as AIG Insurance and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that our competitive position is due to our strong reputation for outstanding service and our ability to resolve customers’ losses in the most cost-efficient manner possible.

Regulation

We are required to be licensed or receive regulatory approval in nearly every state and foreign jurisdiction in which we do business. In addition, most jurisdictions require individuals who engage in brokerage, claim adjusting and certain other insurance service activities be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

Business Combinations

We completed and integrated 279 acquisitions from January 1, 2002 through December 31, 2013, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. The total purchase price for individual acquisitions have typically ranged from $1 million to $50 million, although in 2013 we completed two large acquisitions with total purchase price consideration that was in excess of $300.0 million each.

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

See Note 3 to our 2013 consolidated financial statements for a summary of our 2013 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2013, we had approximately 16,400 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.ajg.com as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. Such reports may also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

Item 1A. Risk Factors.

Risks Relating to our Business Generally

An economic downturn, as well as uncertainty regarding the European debt crisis and market perceptions concerning the instability of the Euro, could adversely affect our results of operations and financial condition.

An overall decline in economic activity could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact future commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may cease operations completely in the event of a prolonged deterioration in the economy, or be acquired by other companies, which would have an adverse effect on our results of operations and financial condition.

We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our clients, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom we place business could also result in errors and omissions claims against us by our clients, which could adversely affect our results of operations and financial condition.

Despite a recent agreement by European Union officials on a system to wind down failed banks, continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets. A potential consequence may be stagnant growth, or even recession, in the Eurozone economies and beyond, which could adversely affect our results of operations. The market instability caused by the Eurozone debt crisis has led to questions regarding the future viability of the Euro as a single currency for the region. The dissolution of the Euro (in the extreme case) could lead to further contraction in the Eurozone economies, adversely affecting our results of operations. In addition, the value of our assets held in the Eurozone, including cash holdings, would decline if currencies in the region were devalued.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. For example, after three years of a “hard” market that began in late 2000 and was strengthened by the events of September 11th, 2001, in which premium rates were stable or increasing, in late 2003 the market experienced the return of flat or reduced premium rates (a “soft” market) in many lines and geographic areas. This put downward pressure on our commission revenues. In 2012 and 2013, the market began “firming” (as opposed to traditional “hardening”) across many lines and geographic areas. In this environment, rates increased at a moderate pace, clients could still obtain coverage, businesses continued to stay in standard-line markets and there was adequate capacity in the market. It is not clear whether this firming is sustainable given the uncertainty of the current economic environment. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While, historically, we have been able to participate in certain of these activities on behalf of our customers and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than variable commission rates. This could negatively impact us because fees are generally not indexed for inflation and do not automatically increase with premium as does commission-based compensation.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations, as well as individuals, actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets that have revenues significantly larger than ours. In addition, various other competing firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our risk management operation also faces significant competition from stand-alone firms as well as divisions of larger firms.

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

We have historically acquired large numbers of insurance brokers, benefits consulting firms and risk management firms. We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

Historically, we have acquired large numbers of insurance brokers, benefits consulting firms and risk management firms. Our acquisition program has been an important part of our historical growth and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth. Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and private equity-backed consolidators could make it more difficult for us to identify appropriate targets and could make them more expensive. Even if we are able to identify appropriate acquisition targets, we may not be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of large acquisitions than we have historically.

Post-acquisition risks include those relating to retention of personnel, entry into unfamiliar markets, unanticipated contingencies or liabilities (such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act) tax and accounting issues, and integration difficulties, relating to accounting, information technology, human resources, or organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

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

We conduct a growing portion of our operations outside the U.S., including in countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries. For example, we have operations in India to provide certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. These include rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, trade sanction laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, the requirements of the FCPA and other anti-bribery and corruption rules and requirements in the countries in which we operate (such as the U.K. Bribery Act), as well as unexpected changes in such regulatory requirements and laws;

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

Our risk management operations face a variety of risks distinct from those faced by our brokerage operations, including the risk that:

•

The favorable trend among both insurers and insureds toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

•

Concentration of large amounts of revenue with certain clients results in greater exposure to the potential negative effects of changes in management at such clients or changes in state government policies, in the case of our government-entity clients;

•	Contracting terms will become less favorable or that the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•

We will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments (including unanticipated regulatory developments relating to security and data privacy outside the United States) will impose additional burdens, costs or business restrictions that make our business less profitable;

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

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. For example, certain of our competitors have launched consulting operations that leverage global insurance placement data. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our client relationships, growth strategy, compliance programs and operating results.

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

Many of our activities are subject to regulatory supervision, including insurance industry regulation, Federal and state employment regulation and regulations promulgated by regulatory bodies such as the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) and Internal Revenue Service (IRS) in the U.S., and the Financial Services Authority (FSA) in the U.K. Such regulations could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, carriers and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs.

In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business. For example, we offer captive design and management services and group captive development services, and expect to be able to continue offering such services. The National Association of Insurance Commissioners (NAIC) has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. Any action by Federal, state or other regulators that adversely affects our ability to offer services in relation to captives, either retroactively or prospectively, could have an adverse effect on our results of operations. Additionally, the method by which insurance brokers are compensated has received substantial scrutiny in the past decade because of the potential for conflicts of interest. Adverse regulatory developments regarding the forms of compensation we can receive (for example, continent commissions), could adversely affect our results of operations and financial condition.

We could be adversely affected by violations or alleged violations of the FCPA, the U.K. Bribery Act or other anti-corruption laws.

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments (to foreign officials and otherwise) and require companies to keep accurate books and records and maintain appropriate internal controls. Our training program and policies mandate compliance with such laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.K. by the FSA, and one was investigated in the U.S. by the SEC and DOJ, for improper payments to foreign officials. These firms paid significant settlements and undertook internal investigations. If we are alleged to have violated or found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third party partners or agents), we could be subject to civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm.

Our business could be negatively impacted if we are unable to adapt our services to changes resulting from the 2010 Health Care Reform Legislation.

The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees, and continues to be amended through regulations issued by various government agencies. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. We have made significant investments in product and knowledge development to assist clients as they navigate the complex requirements of this legislation. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this law, particularly the “employer mandate” scheduled to enter into effect in January 2015, our results of operations could be adversely impacted.

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

If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our professional reputation.

We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokerage and risk management services, so that we can understand our clients’ needs and deliver solutions and services that are tailored to their needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information amongst themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients.

The nature of much of our work, especially our actuarial services in our benefits consulting business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. Similarly, in our institutional investment consulting and our retirement services consulting businesses, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming or data entry or management errors. A client may nonetheless claim it suffered losses due to reliance on our consulting advice. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

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

Data privacy is subject to frequently changing rules and regulations that sometimes conflict among the various jurisdictions and countries in which we provide services, and may be more stringent in some jurisdictions outside the U.S. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, fines and penalties, and could damage our reputation.

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

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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

•

Operational risks. Chem-Mod’s multi-pollutant reduction technologies (The Chem-ModTM Solution) require chemicals that may not be readily available in the marketplace at reasonable costs. Utilities that use the technologies could be idled for various reasons, including operational or environmental problems at the plants or in the boilers, disruptions in the supply or transportation of coal, revocation of their Chem-Mod technologies environmental permits, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede the operations. Long-term operations using Chem-Mod’s multi-pollutant reduction technologies could also lead to unforeseen technical or other problems not evident in the short- or medium-term. A serious injury or death of a worker connected with the production of refined coal using Chem-Mod’s technologies could expose the operations to material liabilities, jeopardizing our investment, and could lead to reputational harm. In the event of any such operational problems, we may not be able to take full advantage of the tax credits.

•

Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

•

Incompatible coal. If utilities purchase coal of a quality or type incompatible with their boilers and operations, treating such coal through a commercial refined coal plant could magnify the negative impacts of burning such coal. As a result, refined coal plants at such utilities may be removed from production until the incompatible coal has all been burned, which could cause us to be unable to take full advantage of the tax credits.

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

•

Demand for commercial refined coal plants. The implementation of environmental regulations regarding certain pollution control and permitting requirements has been delayed from time to time due to various lawsuits. The uncertainty created by litigation and reconsiderations of rule-making by the Environmental Protection Agency could negatively impact power generational facilities’ demand for commercial refined coal plants, should we need to move them as described above.

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

The construction and operation of the IRC Section 45 operations are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal produced using The Chem-Mod™ Solution in a number of ways, including air emissions, waste water, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The Chem-Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of becoming liable for environmental damage we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. For example, we and our partners could face the risk of product and environmental liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators will result in that facility owner or operator accepting full responsibility for any environmental damage. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, diminution of property or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits and force compliance. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental claim. If significant uninsured losses arise from environmental damage or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

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

The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all.

A failure to comply with the restrictions under the agreements governing our debt could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations.

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

Volatility of the price of our common stock could adversely affect our stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the financial services industry in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

•

The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

•

Quarter-to-quarter volatility in the earnings impact of IRC Section 45 tax credits from our clean energy investments, due to the application of accounting standards applicable to the recognition of tax credits; and

•	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 13 to our 2013 consolidated financial statements for information with respect to our lease commitments as of December 31, 2013.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	61	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	50	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	51	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	64	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

Thomas J. Gallagher	55	Corporate Vice President since 2001, Chairman of our International Brokerage Operation since 2010

James S. Gault	61	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	52	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	52	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. McGrath	46	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	59	Corporate Vice President since 1993, President of our Wholesale Brokerage Operation since 2001

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2012 through December 31, 2013 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2013
First	$41.31	$34.97	$.35
Second	45.87	40.51	.35
Third	45.89	41.11	.35
Fourth	48.49	43.57	.35
2012
First	$36.33	$32.01	$.34
Second	38.24	33.75	.34
Third	37.56	34.46	.34
Fourth	36.99	34.20	.34

As of January 31, 2014, there were approximately 1,000 holders of record of our common stock.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2013	44	$45.92	—	10,000,000

November 1 through November 30, 2013	50	47.09	—	10,000,000

December 1 through December 31, 2013	17,219	45.96	—	10,000,000

Total	17,313	$45.97	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 9 to the consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the fourth quarter of 2013, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2013. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2013 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$1,553.1	$1,302.5	$1,127.4	$957.3	$912.9
Fees	1,059.5	971.7	870.2	735.0	733.8
Supplemental commissions	77.3	67.9	56.0	60.8	37.4
Contingent commissions	52.1	42.9	38.1	36.8	27.6
Investment income and other	437.6	135.3	43.0	74.3	17.6

Total revenues	3,179.6	2,520.3	2,134.7	1,864.2	1,729.3
Total expenses	2,905.1	2,275.0	1,926.9	1,661.2	1,518.2

Earnings before income taxes	274.5	245.3	207.8	203.0	211.1
Provision for income taxes	5.9	50.3	63.7	39.7	78.0

Earnings from continuing operations	268.6	195.0	144.1	163.3	133.1
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	10.8	(4.5)

Net earnings	$268.6	$195.0	$144.1	$174.1	$128.6

Per Share Data:
Diluted earnings from continuing operations per share (1)	$2.06	$1.59	$1.28	$1.56	$1.32
Diluted net earnings per share (1)	2.06	1.59	1.28	1.66	1.28
Dividends declared per common share (2)	1.40	1.36	1.32	1.28	1.28
Share Data:
Shares outstanding at year end	133.6	125.6	114.7	108.4	102.5
Weighted average number of common shares outstanding	128.9	121.0	111.7	104.8	100.5
Weighted average number of common and common equivalent shares outstanding	130.5	122.5	112.5	105.1	100.6
Consolidated Balance Sheet Data:
Total assets	$6,860.5	$5,352.3	$4,483.5	$3,596.0	$3,250.3
Long-term debt less current portion	825.0	725.0	675.0	550.0	550.0
Total stockholders’ equity	2,085.5	1,658.6	1,243.6	1,106.7	892.9

Return on beginning stockholders’ equity (3)	16%	16%	13%	20%	17%
Employee Data:
Number of employees - continuing operations at year end	16,336	13,707	12,383	10,736	9,840

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” on page 26 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental commission revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 24 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent brokers and consultants. We generate approximately 77% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 23% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, Singapore, New Zealand and the U.K. Substantially all of the revenues of the corporate segment are generated in the United States. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 68%, 19% and 13%, respectively, to 2013 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

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

Overview and 2013 Financial Highlights

We have generated positive organic growth in the last twelve quarterly periods in both our brokerage and risk management segments. Based on our experience, we believe we are seeing continued evidence of moderate rate increases and our customers are increasingly optimistic about their business prospects. The first quarter 2013 Council of Insurance Agents & Brokers (which we refer to as the CIAB) survey indicated that rates were up, on average 5.2% across all sized accounts. The second quarter 2013 CIAB survey indicated that rates were up, on average 4.3% across all sized accounts. The third quarter 2013 CIAB survey indicated that rates were up, on average 3.4% across all sized accounts. The fourth quarter 2013 CIAB survey had not been published as of the filing date of this report, but we anticipate that the trends evident in the third quarter 2013 survey continued into the fourth quarter. Rates continued to rise throughout 2013 as insurance carriers tightened their underwriting standards and pressed for higher pricing and deductibles on renewals in critical areas such as property and workers compensation. In addition, insurance carriers are still trying to reduce their exposure to property risks with catastrophic-loss exposure on the eastern coast of the U.S. due to the on-going impact of “Superstorm Sandy.” The third quarter 2013 survey also indicated that carriers have tightened terms and conditions and lowered limits for exposures, such as storm surge, flood and off-site power, among others. However, the overall firming market appears to have moderated during the second half of 2013. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in 2013 compared to 2012 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 17% and 18%, respectively, base organic commission and fee revenues were up 5.6%, net earnings were up 31%, adjusted EBITDAC was up 23% and adjusted EBITDAC margins were up 110 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were up 7% and 8%, respectively, organic fees were up 9.3%, net earnings were up 9%, adjusted EBITDAC was up 6% and adjusted EBITDAC margins decreased by 20 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 15% and 16%, respectively, organic commissions and fee revenues were up 6.5%, net earnings were up 27%, adjusted EBITDAC was up 20% and adjusted EBITDAC margins increased by 90 basis points.

•

Our acquisition program finished strong and our integration efforts are on track. During the fourth quarter of 2013, the brokerage segment completed 13 acquisitions with annualized revenues of $193.5 million, bringing the total for 2013 to 30 acquisitions with annualized revenues of $369.9 million.

•

The risk management segment also closed a claim portfolio transfer from an insurance company, and going forward we expect to be their preferred administrator for certain claims. This transaction should generate another $12 to $15 million of annualized revenues for the risk management segment.

•

As a result of our acquisition program and subsequent centralization efforts, during the fourth quarter of 2013 we took actions to contract our management ranks and related support staff, mostly in our international operations. As a result, pretax charges in the brokerage and risk management segments totaled $6.6 million and $1.5 million, respectively and should generate annual workforce cost savings of $9.0 million and $2.3 million, respectively.

•

In our corporate segment, earnings from our clean energy investments contributed $63.7 million to net earnings in 2013. We anticipate our clean energy investments to generate between $65.0 million and $80.0 million to net earnings in 2014. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides non-GAAP information that management believes is helpful when comparing 2013 revenues, EBITDAC and diluted net earnings (loss) per share to 2012.

Year Ended December 31,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$2,139.1	$1,816.2	18%	$510.7	$414.2	23%	$1.65	$1.43	15%
Gains on book sales	5.2	3.9		5.2	3.9		0.03	0.02
Acquisition integration	—	—		(24.1)	(19.3)		(0.11)	(0.10)
Workforce and lease termination	—	—		(7.8)	(14.4)		(0.04)	(0.07)
Acquisition related adjustments	—	—		—	—		0.04	—
Levelized foreign currency translation	—	7.5		—	(1.1)		—	(0.01)

Brokerage, as reported	2,144.3	1,827.6		484.0	383.3		1.57	1.27

Risk Management, as adjusted	609.5	563.1	8%	96.1	90.3	6%	0.36	0.36	0%
New Zealand earthquake claims administration	0.1	8.6		—	1.5		—	0.01
Workforce and lease termination	—	—		(1.7)	(2.7)		(0.01)	(0.01)
South Australia and claim portfolio transfer ramp up	1.4	—		0.1	(2.1)		—	(0.01)

Risk Management, as reported	611.0	571.7		94.5	87.0		0.35	0.35

Total Brokerage and Risk Management, as reported	2,755.3	2,399.3		578.5	470.3		1.92	1.62
Corporate, as reported	424.3	121.0		(73.6)	(38.2)		0.14	(0.03)

Total Company, as reported	$3,179.6	$2,520.3		$504.9	$432.1		$2.06	$1.59

We achieved these results by, among other things, demonstrating expense discipline and headcount control, continuing to pursue our acquisition strategy and generating organic growth in our core businesses. In 2013, we continued to expand our international operations through both acquisitions and organic growth. By the end of 2013, 23% of our revenues were generated internationally in our combined brokerage and risk management segments, compared with 21% in 2012. We expect this international revenue trend to continue in 2014.

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

Recent Events

In 2013, the insurance market continued to show signs of “firming” (as opposed to traditional “hardening”) across many lines and geographic areas. In this environment, rates increased at a moderate pace, clients could still obtain coverage, businesses continued to stay in standard-line markets and there was adequate capacity in the insurance market. It is not clear whether this firming is sustainable given the uncertainty of the current economic environment. Despite the official end of the recession and recent signs of an economic recovery, the deterioration in the economy that began in the fall of 2008 continued to adversely impact us in 2013, and could continue to do so in future years as a result of potential reductions in the overall amount of insurance coverage that our clients may purchase due to reductions in, among other things, their headcount, payroll, properties and the market value of their assets. Such reductions could also adversely impact our commission revenues in future years if the property/casualty insurance carriers perform exposure audits that lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy.

Clean energy investments - In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod’s (see below) proprietary technologies. In addition, on September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five clean coal production plants. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits expires in December 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and in December 2021 for the fifteen plants we built and placed in service in 2011, plus the five plants we purchased interests in that were placed in service in 2011 (2011 Era Plants).

Twenty-eight plants are under long-term production contracts with several utilities. The remaining six plants are in various stages of engineering, negotiating, finalizing and signing long-term production contracts. Several of the remaining six plants could be in production starting in late 2014 with the balance expected to be in production in 2015.

We also own a 46.54% controlling interest in Chem-Mod, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $3.6 million of net after-tax earnings per quarter.

Our current estimate of the 2014 annual after-tax earnings that could be generated from all of our clean energy investments in 2014 is between $65.0 million to $80.0 million. If we continue to have success in entering additional long-term production contracts, we could generate more after-tax earnings in 2015 and beyond.

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

Intangible Assets/Earnout Obligations - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. Our primary intangible assets are classified as either goodwill, expiration lists, non-compete agreements or trade names. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to fifteen years for trade names), while goodwill is not subject to amortization. The establishment of goodwill, expiration lists, non-compete agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization in our consolidated balance sheet.

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2013, 2012 and 2011, we wrote off $2.2 million, $3.5 million and $4.6 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Current accounting guidance related to business combinations requires us to estimate and recognize the fair value of liabilities related to potential earnout obligations as of the acquisition dates for all of our acquisitions subject to earnout provisions. The maximum potential earnout payables disclosed in the notes to our consolidated financial statements represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections that are developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our consolidated financial statements for additional discussion on our 2013 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2013 business combinations. We did not have any material dispositions in 2013, 2012 or 2011. Historically, we have used acquisitions to grow our brokerage segment’s commission and fee revenues. Acquisitions allow us to expand into desirable geographic locations and further extend our presence in the retail and wholesale insurance brokerage services industries. We expect that our brokerage segment’s commission and fee revenues will continue to grow as a result of acquisitions. We intend to continue to consider, from time to time, additional acquisitions for our brokerage and risk management segments on terms that we deem advantageous. At any particular time, we are generally engaged in discussions with multiple acquisition candidates. However, we can make no assurances that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to us.

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

Adjusted presentation - We believe that the adjusted presentation of our 2013, 2012 and 2011 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude net gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, South Australia and claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments, litigation settlements and the impact of foreign currency translation, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

•

Adjusted ratios - Adjusted compensation expense ratio and adjusted operating expense ratio are defined as adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Earnings Measures - We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin and diluted net earnings per share (as adjusted) for the brokerage and risk management segment, each as defined below, provides a meaningful representation of our operating performance. We consider EBITDAC and EBITDAC margin as a way to measure financial performance on an ongoing basis. Adjusted EBITDAC, adjusted EBITDAC margin and diluted net earnings per share (as adjusted) for the brokerage and risk management segments are presented to improve the comparability of our results between periods by eliminating the impact of items that have a high degree of variability.

•	EBITDAC - We define this measure as net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables.

•	EBITDAC margin - We define this measure as EBITDAC divided by total revenues.

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude net gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, New Zealand earthquake claims administration costs, South Australia and claim portfolio transfer ramp up fees/costs, acquisition related adjustments and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of net gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, South Australia and claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic growth excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation and disposed of operations. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of South Australian ramp up fees, New Zealand earthquake claims administration and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2014 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this measure allows financial statement users to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

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

In the discussion that follows regarding our results of operations, we also provide the following ratios with respect to our operating results: pretax profit margin, compensation expense ratio and operating expense ratio. Pretax profit margin represents pretax net earnings divided by total revenues. The compensation expense ratio is compensation expense divided by total revenues. The operating expense ratio is operating expense divided by total revenues.

Brokerage Segment

The brokerage segment accounted for 68% of our revenue in 2013. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Financial information relating to our brokerage segment results for 2013, 2012 and 2011 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2013	2012	Change	2012	2011	Change
Commissions	$1,553.1	$1,302.5	$250.6	$1,302.5	$1,127.4	$175.1
Fees	450.5	403.2	47.3	403.2	324.1	79.1
Supplemental commissions	77.3	67.9	9.4	67.9	56.0	11.9
Contingent commissions	52.1	42.9	9.2	42.9	38.1	4.8
Investment income	6.1	7.2	(1.1)	7.2	5.4	1.8
Gains realized on books of business sales	5.2	3.9	1.3	3.9	5.5	(1.6)

Total revenues	2,144.3	1,827.6	316.7	1,827.6	1,556.5	271.1

Compensation	1,290.4	1,131.6	158.8	1,131.6	968.4	163.2
Operating	369.9	312.7	57.2	312.7	267.3	45.4
Depreciation	31.1	24.7	6.4	24.7	21.2	3.5
Amortization	122.7	96.2	26.5	96.2	77.0	19.2
Change in estimated acquisition earnout payables	2.6	3.6	(1.0)	3.6	(6.2)	9.8

Total expenses	1,816.7	1,568.8	247.9	1,568.8	1,327.7	241.1

Earnings before income taxes	327.6	258.8	68.8	258.8	228.8	30.0
Provision for income taxes	122.8	103.0	19.8	103.0	88.6	14.4

Net earnings	$204.8	$155.8	$49.0	$155.8	$140.2	$15.6

Diluted net earnings per share	$1.57	$1.27	$0.30	$1.27	$1.25	$0.02

Other Information
Change in diluted net earnings per share	24%	2%		2%	(3%)
Growth in revenues	17%	17%		17%	16%
Organic change in commissions and fees	6%	4%		4%	3%
Compensation expense ratio	60%	62%		62%	62%
Operating expense ratio	17%	17%		17%	17%
Effective income tax rate	37%	40%		40%	39%
Workforce at end of period (includes acquisitions)	11,193	9,002		9,002	7,868
Identifiable assets at December 31	$5,522.7	$4,196.8		$4,196.8	$3,346.6
EBITDAC
Net earnings	$204.8	$155.8	$49.0	$155.8	$140.2	$15.6
Provision for income taxes	122.8	103.0	19.8	103.0	88.6	14.4
Depreciation	31.1	24.7	6.4	24.7	21.2	3.5
Amortization	122.7	96.2	26.5	96.2	77.0	19.2
Change in estimated acquisition earnout payables	2.6	3.6	(1.0)	3.6	(6.2)	9.8

EBITDAC	$484.0	$383.3	$100.7	$383.3	$320.8	$62.5

EBITDAC margin	23%	21%		21%	21%
EBITDAC growth	26%	19%		19%	7%

The following provides non-GAAP information that management believes is helpful when comparing 2013 EBITDAC and adjusted EBITDAC to 2012, and 2012 EBITDAC and adjusted EBITDAC to 2011 (in millions):

	2013	2012	2011
Total EBITDAC - see computation above	$484.0	$383.3	$320.8
Net gains from books of business sales	(5.2)	(3.9)	(5.5)
Acquisition integration	24.1	19.3	16.0
Earnout related compensation charge	—	—	7.0
Workforce and lease termination related charges	7.8	14.4	2.6
Levelized foreign currency translation	—	1.1	0.8

Adjusted EBITDAC	$510.7	$414.2	$341.7

Adjusted EBITDAC change	23.3%	21.2%	17.7%

Adjusted EBITDAC margin - see page 22	23.9%	22.8%	22.0%

Effective May 12, 2011, we acquired HLG Holdings, Ltd. (Heath Lambert) for cash, net of cash received, of £99.7 million ($164.0 million as of the acquisition date). Prior to our acquisition of Heath Lambert, it sold nearly all lines of property/casualty and employee benefit insurance products through 1,200 professionals in 16 offices throughout the U.K. Acquisition integration costs include costs related to our May 12, 2011 acquisition of Heath Lambert, our August 12, 2013 acquisition of Bollinger and our November 14, 2013 acquisition of Giles that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Heath Lambert integration costs in 2013 totaled $7.7 million and were primarily related to the consolidation of offices in London. The Bollinger integration costs in 2013 totaled $5.7 million and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The Giles integration costs in 2013 totaled $2.7 million and were primarily related to technology costs, the onboarding of over 1,100 employees and incentive compensation. The prior period integration costs relate to the Heath Lambert acquisition only. The full integration of the Heath Lambert operations into our existing operations was completed in the third quarter of 2013. Integration costs related to the Bollinger acquisition are expected to range between $2.0 million to $3.0 million per quarter through 2014. Integration costs related to the Giles acquisition are expected to range between $2.5 million to $4.0 million per quarter through 2014.

Commissions and fees - The aggregate increase in commissions and fees for 2013 was principally due to revenues associated with acquisitions that were made during 2013 ($216.8 million). Commissions and fees in 2013 included new business production and renewal rate increases of $246.8 million, which was offset by lost business of $165.7 million. The aggregate increase in commissions and fees for 2012 was principally due to revenues associated with acquisitions that were made during 2012 ($200.1 million). Commissions and fees in 2012 included new business production and renewal rate increases of $205.7 million, which was offset by lost business of $151.6 million. The organic change in base commission and fee revenues was 6% in 2013, 4% in 2012 and 3% in 2011. Commission revenues increased 19% and fee revenues increased 12% in 2013 compared to 2012. Commission revenues increased 16% and fee revenues increased 24% in 2012 compared to 2011.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2013, 2012 and 2011 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue		2011 Organic Revenue
	2013	2012	2012	2011	2011	2010
Commissions and Fees
Commission revenues as reported	$1,553.1	$1,302.5	$1,302.5	$1,127.4	$1,127.4	$957.3
Fee revenues as reported	450.5	403.2	403.2	324.1	324.1	274.9
Less commission and fee revenues from acquisitions	(216.8)	—	(200.1)	—	(184.4)	—
Less disposed of operations	—	(6.2)	—	(8.1)	—	(4.6)
Levelized foreign currency translation	—	(6.7)	—	(1.5)	—	5.5

Organic base commission and fee revenues	$1,786.8	$1,692.8	$1,505.6	$1,441.9	$1,267.1	$1,233.1

Organic change in base commission and fee revenues	5.6%		4.4%		2.8%

Supplemental Commissions
Supplemental commissions as reported	$77.3	$67.9	$67.9	$56.0	$56.0	$60.8
Less supplemental commissions from acquisitions	(5.4)	—	(10.7)	—	(4.0)	—
Net supplemental commission timing	—	—	—	(0.6)	—	(14.7)

Organic supplemental commissions	$71.9	$67.9	$57.2	$55.4	$52.0	$46.1

Organic change in supplemental commissions	5.9%		3.3%		12.8%

Contingent Commissions
Contingent commissions as reported	$52.1	$42.9	$42.9	$38.1	$38.1	$36.8
Less contingent commissions from acquisitions	(8.8)	—	(5.2)	—	(3.6)	—

Organic contingent commissions	$43.3	$42.9	$37.7	$38.1	$34.5	$36.8

Organic change in contingent commissions	0.9%		(1.1%)		(6.3%)

Combination Calculations
Organic change in commissions and fees and supplemental commissions	5.6%		4.4%		3.1%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2013, 2012 and 2011 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

2011
Reported supplemental commissions	$13.5	$14.0	$14.5	$14.0	$56.0
Reported contingent commissions	16.8	7.9	9.9	3.5	38.1

Reported supplemental and contingent commissions	$30.3	$21.9	$24.4	$17.5	$94.1

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $5.2 million, $3.9 million and $5.5 million in 2013, 2012 and 2011, respectively. Offsetting the one-time gains related to sales of books of business in 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM. Investment income in 2013 decreased compared to 2012 primarily due to lower levels of invested assets in 2013. Investment income in 2012 increased compared to 2011 primarily due to higher levels of invested assets in 2012.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2013 compensation expense to 2012 and 2012 compensation expense to 2011 (in millions):

	2013	2012	2011
Reported compensation expense	$1,290.4	$1,131.6	$968.4
Acquisition integration	(10.9)	(13.2)	(9.2)
Earnout related compensation charge	—	—	(7.0)
Workforce and lease termination related charges	(7.7)	(13.7)	(2.5)
Levelized foreign currency translation	—	(5.4)	(0.8)

Adjusted compensation expense	$1,271.8	$1,099.3	$948.9

Adjusted revenues - see page 22	$2,139.1	$1,816.2	$1,549.3

Adjusted compensation expense ratio	59.5%	60.5%	61.3%

The increase in compensation expense in 2013 compared to 2012 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($132.1 million in the aggregate), increases in employee benefits expense ($21.7 million), deferred compensation ($8.4 million), stock compensation expense ($1.6 million) and temporary staffing ($0.9 million) offset by a decrease in severance related costs ($5.9 million). The increase in employee headcount in 2013 compared to 2012 primarily relates to the addition of employees associated with the acquisitions that we completed in 2013 and new production hires.

The increase in compensation expense in 2012 compared to 2011 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($127.6 million in the aggregate), increases in employee benefits expense ($24.9 million), severance related costs ($11.1 million), stock compensation expense ($1.8 million) and temporary staffing ($1.2 million), offset by a decrease in deferred compensation ($3.4 million). These increases were partially offset by a decrease in the earnout compensation charge $7.0 million discussed below. The increase in employee headcount in 2012 compared to 2011 primarily relates to the addition of employees associated with the acquisitions that we completed in 2012 and new production hires.

During 2011, we recognized $7.0 million of compensation expense for an earnout obligation related to a prior year acquisition. Pursuant to ASC Subtopic 805-10-55-25 (formerly EITF 95-8), the portion of the earnout obligation that will be paid to our existing employees by the sellers once the earnout is settled, must be recorded as compensation expense in our consolidated statement of earnings.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2013 operating expense to 2012 and 2012 operating expense to 2011 (in millions):

	2013	2012	2011
Reported operating expense	$369.9	$312.7	$267.3
Acquisition integration	(13.2)	(6.1)	(6.8)
Workforce and lease termination related charges	(0.1)	(0.7)	(0.1)
Levelized foreign currency translation	—	(3.2)	(0.5)

Adjusted operating expense	$356.6	$302.7	$259.9

Adjusted revenues - see page 22	$2,139.1	$1,816.2	$1,549.3

Adjusted operating expense ratio	16.7%	16.7%	16.8%

The increase in operating expense in 2013 compared to 2012 was due primarily to increases in technology expenses ($12.6 million), professional and banking fees ($8.7 million), outside consulting fees ($7.5 million), real estate expenses ($7.9 million), meeting and client entertainment expenses ($6.0 million), employee expense ($4.0 million), licenses and fees ($3.6 million), office supplies ($3.3 million), business insurance ($2.8 million), outside services expense ($2.4 million), bad debt expense ($1.6 million), slightly offset by a favorable foreign currency translation ($2.1 million), lease termination charges ($0.6 million), interest expense ($0.4 million) and other expense ($0.1 million). Also contributing to the increase in operating expense in 2013 were increased expenses associated with the acquisitions completed in 2013.

The increase in operating expense in 2012 compared to 2011 was due primarily to a unfavorable foreign currency translation ($1.6 million) and increases in technology expenses ($12.2 million), professional and banking fees ($6.8 million), meeting and client entertainment expenses ($6.6 million), outside consulting fees ($5.1 million), real estate expenses ($4.3 million), office supplies ($4.2 million), licenses and fees ($3.2 million), employee expense ($2.4 million), outside services expense ($1.4 million), bad debt expense ($0.8 million) and lease termination charges ($0.6 million), offset by decreases in business insurance ($3.3 million) and other expense ($0.3 million), offset. Also contributing to the increase in operating expense in 2013 were increased expenses associated with the acquisitions completed in 2013.

Depreciation - The increases in depreciation expense in 2013 compared to 2012 and in 2012 compared to 2011 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2013, 2012 and 2011 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2013 compared to 2012 and in 2012 compared to 2011 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists and three to five years for non-compete agreements and five to fifteen years for trade names). Based on the results of impairment reviews in 2013, 2012 and 2011, we wrote off $2.2 million, $3.4 million and $4.6 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense in 2013 compared to 2012 and 2012 compared to 2011 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2013, 2012 and 2011, we recognized $11.9 million, $9.3 million and $8.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2013, 2012 and 2011 acquisitions. During 2013, 2012 and 2011, we recognized $9.3 million, $5.7 million and $14.5 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 77, 45 and 22 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2011 to 2013 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

The income generated from the net adjustments in the estimated fair value of earnout obligations in 2011, was primarily related to our acquisition of the policy renewal rights from Liberty Mutual and the Wausau Signature Agency (which we refer to as Liberty Mutual) in February 2009. As part of this transaction we acquired over 250 producers, account managers and service staff from Liberty Mutual. Due to the underlying market conditions existing in early 2009 at the date of the transaction (a deteriorating economy and uncertainty of when it would recover) and the significant uncertainties related to this transaction that could affect the performance of the Liberty Mutual business (we purchased the policy renewal rights related to Liberty Mutual’s middle-market commercial P/C business located in their Midwest and Southeast regions as opposed to buying a stand-alone brokerage agency; a portion of the Liberty business was co-brokered, the extent of which was not known by Liberty Mutual at the time of the acquisition; and the risks associated with moving captive agents to an open brokerage environment), we structured this acquisition such that approximately 70% of the maximum purchase price was based on a three year earn-out period. We paid approximately $45.0 million as of the acquisition date, with a potential maximum earnout payable of up to $120.0 million, to be paid in second quarter 2012. As of the acquisition date, we initially estimated and recorded an earnout payable of approximately $64.0 million based on financial projections that incorporated assumptions to address the risks noted above. We monitored and updated the financial projections for this business using actual results during the earnout period and made adjustments to the recorded earnout payable, when applicable. During 2011 and 2012, we had seen some deterioration in client retention related to this business (primarily due to co-brokered business) and had been rationalizing staffing levels, which resulted in downward adjustments to our estimated financial projections and a decrease in the recorded earnout payable in both 2011 and 2012. In August 2012, we paid out $32.4 million ($24.8 million in our common stock and $7.6 million in cash) to Liberty Mutual related to this earnout obligation.

Provision for income taxes - The brokerage segment’s effective tax rate in 2013, 2012 and 2011 was 37.5%, 39.8% and 38.7%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our brokerage segment for the foreseeable future.

Risk Management Segment

The risk management segment accounted for 19% of our revenue in 2013. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for 2013, 2012 and 2011 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2013	2012	Change	2012	2011	Change
Fees	$609.0	$568.5	$40.5	$568.5	$546.1	$22.4
Investment income	2.0	3.2	(1.2)	3.2	2.7	0.5

Total revenues	611.0	571.7	39.3	571.7	548.8	22.9

Compensation	370.5	347.0	23.5	347.0	344.1	2.9
Operating	146.0	137.7	8.3	137.7	135.8	1.9
Depreciation	19.4	16.0	3.4	16.0	14.2	1.8
Amortization	2.5	2.8	(0.3)	2.8	2.3	0.5
Change in estimated acquisition earnout payables	(0.9)	(0.2)	(0.7)	(0.2)	—	(0.2)

Total expenses	537.5	503.3	34.2	503.3	496.4	6.9

Earnings before income taxes	73.5	68.4	5.1	68.4	52.4	16.0
Provision for income taxes	27.3	25.9	1.4	25.9	19.1	6.8

Net earnings	$46.2	$42.5	$3.7	$42.5	$33.3	$9.2

Diluted earnings per share	$0.35	$0.35	$—	$0.35	$0.29	$0.06

Other information
Change in diluted earnings per share	0%	21%		21%	(3%)
Growth in revenues	7%	4%		4%	19%
Organic change in fees	9%	6%		6%	6%
Compensation expense ratio	61%	61%		61%	63%
Operating expense ratio	24%	24%		24%	25%
Effective income tax rate	37%	38%		38%	36%
Workforce at end of period (includes acquisitions)	4,806	4,390		4,390	4,264
Identifiable assets at December 31	$544.7	$498.6		$498.6	$529.1
EBITDAC
Net earnings	$46.2	$42.5	$3.7	$42.5	$33.3	$9.2
Provision for income taxes	27.3	25.9	1.4	25.9	19.1	6.8
Depreciation	19.4	16.0	3.4	16.0	14.2	1.8
Amortization	2.5	2.8	(0.3)	2.8	2.3	0.5
Change in estimated acquisition estimated payables	(0.9)	(0.2)	(0.7)	(0.2)	—	(0.2)

EBITDAC	$94.5	$87.0	$7.5	$87.0	$68.9	$18.1

EBITDAC margin	15%	15%		15%	13%
EBITDAC growth	9%	26%		26%	6%

The following provides non-GAAP information that management believes is helpful when comparing 2013 EBITDAC and adjusted EBITDAC to 2012, and 2012 EBITDAC and adjusted EBITDAC to 2011 (in millions):

	2013	2012	2011
Total EBITDAC - see computation above	$94.5	$87.0	$68.9
New Zealand earthquake claims administration	—	(1.5)	(6.1)
GAB Robins integration	—	—	13.0
South Australia and claim portfolio transfer ramp up costs	(0.1)	2.1	—
Workforce and lease termination related charges	1.7	2.7	5.6

Adjusted EBITDAC	$96.1	$90.3	$81.4

Adjusted EBITDAC change	6.4%	10.9%	15.3%

Adjusted EBITDAC margin - see page 22	15.8%	16.0%	15.4%

Fees - The increase in fees for 2013 compared to 2012 was primarily due to new business and the impact of increased claim counts (total of $63.3 million), which were partially offset by lost business of $22.8 million in 2013. The increase in fees for 2012 compared to 2011 was primarily due to new business and the impact of increased claim counts (total of $38.8 million), which were partially offset by lost business of $16.4 million in 2012. Organic change in fee revenues was 9% in 2013, 6% in 2012 and 6% in 2011.

Items excluded from organic fee computations yet impacting revenue comparisons in 2013, 2012 and 2011 include the following (in millions):

	2013 Organic Revenue		2012 Organic Revenue		2011 Organic Revenue
	2013	2012	2012	2011	2011	2010
Fees	$589.0	$550.3	$550.3	$532.5	$532.5	$450.2
International performance bonus fees	20.0	18.2	18.2	13.6	13.6	9.9

Fees as reported	609.0	568.5	568.5	546.1	546.1	460.1
Less fees from acquisitions	(2.7)	—	(2.2)	—	(34.1)	—
Less South Australia ramp up fees	(1.4)	—	—	—	—	—
New Zealand earthquake claims administration	(0.1)	(8.6)	(8.6)	(21.8)	(21.8)	(3.6)
Levelized foreign currency translation	—	(6.3)	—	(0.1)	—	7.8

Organic fees	$604.8	$553.6	$557.7	$524.2	$490.2	$464.3

Organic change in fees	9.3%		6.4%		5.6%

Organic change in base domestic and international fees only	12.0%		6.8%		19.2%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2013 decreased compared to 2012 primarily due to lower levels of invested assets in 2013. Investment income in 2012 remained relatively unchanged compared to 2011.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2013 compensation expense to 2012 and comparing 2012 compensation expense to 2011 (in millions):

	2013	2012	2011
Reported compensation expense	$370.5	$347.0	$344.1
New Zealand earthquake claims administration	—	(5.5)	(13.1)
GAB Robins integration	—	—	(9.2)
South Australia and claim portfolio transfer ramp up costs	(1.2)	(1.5)	—
Workforce and lease termination related charges	(1.7)	(2.5)	(3.9)

Adjusted compensation expense	$367.6	$337.5	$317.9

Adjusted revenues - see page 22	$609.5	$563.1	$527.0

Adjusted compensation expense ratio	60.3%	59.9%	60.3%

The increase in compensation expense in 2013 compared to 2012 was primarily due to increased headcount and increases in salaries ($30.0 million), employee benefits ($4.2 million), deferred compensation ($0.8 million), and stock compensation ($0.4 million), offset by a favorable foreign currency translation ($4.2 million), decreases in New Zealand earthquake claims administration ($5.5 million), temporary-staffing expense ($1.1 million), severance related costs ($0.8 million) and South Australia and claim portfolio transfer ramp up costs ($0.3 million).

The increase in compensation expense in 2012 compared to 2011 was primarily due to increased headcount, unfavorable foreign currency translation ($0.3 million), increases in salaries ($19.3 million), increases in employee benefits ($3.7 million), South Australia ramp up costs ($1.5 million) and stock compensation ($0.3 million), offset by decreases in GAB Robins integration costs ($9.2 million), New Zealand earthquake claims administration ($7.6 million), temporary-staffing expense ($3.5 million) and severance related costs ($1.4 million) and deferred compensation ($0.5 million).

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2013 operating expense to 2012 and comparing 2012 operating expense to 2011 (in millions):

	2013	2012	2011
Reported operating expense	$146.0	$137.7	$135.8
New Zealand earthquake claims administration	(0.1)	(1.6)	(2.6)
GAB Robins integration	—	—	(3.8)
South Australia and claim portfolio transfer ramp up costs	(0.1)	(0.6)	—
Workforce and lease termination related charges	—	(0.2)	(1.7)

Adjusted operating expense	$145.8	$135.3	$127.7

Adjusted revenues - see page 22	$609.5	$563.1	$527.0

Adjusted operating expense ratio	23.9%	24.0%	24.2%

The increase in operating expense in 2013 compared to 2012 was primarily due to increases in outside consulting fees ($4.4 million), professional and banking fees ($3.5 million), technology expenses ($2.4 million), meeting and client entertainment expense ($1.7 million), licenses and fees ($0.8 million), office supplies ($0.3 million), employee expense ($0.1 million) and bad debt expense ($0.1 million), offset by decreases in real estate expenses ($1.8 million), New Zealand earthquake claims administration ($1.5 million), other expense ($0.5 million), interest expense ($0.5 million), business insurance ($0.3 million), lease termination charges ($0.2 million) and outside services ($0.1 million).

The increase in operating expense in 2012 compared to 2011 was primarily due to increases in professional and banking fees ($5.7 million), real estate expenses ($2.1 million), meeting and client entertainment expense ($0.7 million), office supplies ($0.6 million), employee expense ($0.5 million), outside services ($0.5 million) and bad debt expense ($0.3 million), offset by decreases in GAB Robins integration costs ($3.8 million), lease termination charges ($1.5 million), business insurance ($1.0 million), New Zealand earthquake claims administration ($1.0 million), other expense ($0.6 million), outside consulting fees ($0.5 million) and licenses and fees ($0.3 million).

Depreciation - Depreciation expense increased in 2013 compared to 2012 and in 2012 compared to 2011, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained relatively the same in 2013 compared to 2012 and in 2012 compared to 2011. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2013 or 2012. Based on the results of impairment reviews in 2012, we wrote off $0.1 million of amortizable intangible assets related to the risk management segment acquisitions. No indicators of impairment were noted in 2013 or 2011.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in 2013 compared to 2012 was due primarily to an adjustment made in 2013 to the estimated fair value of an earnout obligation related to a revised projection of future performance for two acquisitions. During 2013, we recognized $0.9 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions. The increase in income from the change in estimated acquisition earnout payables in 2012 compared to 2011 was due primarily to an adjustment made in 2012 to the estimated fair value of an earnout obligation related to a revised projection of future performance for one acquisition.

Provision for income taxes - The risk management segment’s effective tax rate in 2013, 2012 and 2011 was 37.1%, 37.9% and 36.5%, respectively. We anticipate reporting an effective tax rate of approximately 37.0% to 39.0% in our risk management segment for the foreseeable future.

Corporate Segment

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 12 to our consolidated financial statements for a summary of our investments at December 31, 2013 and 2012 and a detailed discussion of the nature of these investments. See Note 6 to our consolidated financial statements for a summary of our debt at December 31, 2013 and 2012.

Financial information relating to our corporate segment results for 2013, 2012 and 2011 (in millions, except per share and percentages):

Statement of Earnings	2013	2012	Change	2012	2011	Change
Revenues from consolidated clean coal production plants	$387.1	$98.0	$289.1	$98.0	$27.3	$70.7
Royalty income from clean coal licenses	32.0	27.6	4.4	27.6	4.5	23.1
Loss from unconsolidated clean coal production plants	(6.6)	(6.0)	(0.6)	(6.0)	(2.6)	(3.4)
Other net revenues	11.8	1.4	10.4	1.4	0.2	1.2

Total revenues	424.3	121.0	303.3	121.0	29.4	91.6

Cost of revenues from consolidated clean coal production plants	437.3	111.6	325.7	111.6	32.0	79.6
Compensation	24.1	14.8	9.3	14.8	13.6	1.2
Operating	36.5	32.8	3.7	32.8	15.9	16.9
Interest	50.1	43.0	7.1	43.0	40.8	2.2
Depreciation	2.9	0.7	2.2	0.7	0.5	0.2

Total expenses	550.9	202.9	348.0	202.9	102.8	100.1

Loss before income taxes	(126.6)	(81.9)	(44.7)	(81.9)	(73.4)	(8.5)
Benefit for income taxes	(144.2)	(78.6)	(65.6)	(78.6)	(44.0)	(34.6)

Net income (loss)	$17.6	$(3.3)	$20.9	$(3.3)	$(29.4)	$26.1

Diluted net earnings (loss) per share	$0.14	$(0.03)	$0.17	$(0.03)	$(0.26)	$0.23

Identifiable assets at December 31	$793.1	$656.9		$656.9	$607.8
EBITDAC
Net income (loss)	$17.6	$(3.3)	$20.9	$(3.3)	$(29.4)	$26.1
Benefit for income taxes	(144.2)	(78.6)	(65.6)	(78.6)	(44.0)	(34.6)
Interest	50.1	43.0	7.1	43.0	40.8	2.2
Depreciation	2.9	0.7	2.2	0.7	0.5	0.2

EBITDAC	$(73.6)	$(38.2)	$(35.4)	$(38.2)	$(32.1)	$(6.1)

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

The increase in 2013 is due to increased production at both the leased facilities and facilities in which we have a majority ownership position. The increase in 2012 is due primarily to increased production from the leased facilities.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod. We had a 42% controlling interest in Chem-Mod through October 31, 2012. On November 1, 2012, we purchased an additional 4.54% ownership interest, and now own 46.54%. Further, as Chem-Mod’s manager, we are required to consolidate its operations.

The increases in royalty income in 2013 and 2012 were due to increases in the production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod were $21.2 million, $16.5 million and $3.2 million in 2013, 2012 and 2011, respectively, which include non-controlling interest of $19.2 million, $14.6 million and $1.7 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors. The production of refined coal generates pretax operating losses.

The increased pretax loss in 2013 compared to 2012 was due primarily to increased production which generates increased pretax operating losses. The increased pretax loss in 2012 compared to 2011 was due primarily to increased production which generates increased pretax operating losses.

•

In 2013, other net revenues primarily consisted of a gain of $9.6 million that we recognized in connection with the acquisition of an additional ownership interest in twelve of the 2009 Era Plants from one of the co-investors. See Note 12 to the consolidated financial statements for additional discussion of this acquisition transaction. We have consolidated the operations of the limited liability company that owns these plants effective March 1, 2013. In 2013, other net revenues also includes a gain of $2.6 million related to three foreign currency derivative investment contracts that Gallagher executed in September 2013 in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. The derivative investment contracts were exercised on October 31, 2013 and the Giles transaction closed in early November 2013. In 2012, other net revenues of $1.4 million consisted of equity income from our venture capital fund investments. In 2011, $0.5 million of equity income from our venture capital fund investments was offset by the net $0.3 million impairment write-down of our investment in a biomass energy venture.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2013, 2012 and 2011 consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities.

Compensation expense - Compensation expense for 2013, 2012 and 2011, respectively, includes salary and benefit expenses of $11.4 million, $9.8 million and $6.2 million and incentive compensation of $12.7 million, $5.0 million and $7.4 million, respectively.

The increase in salary and benefit expenses in 2013 compared to 2012 was primarily due to additional headcount and salary and benefits expense increases. The increase in salary and benefit expenses in 2012 compared to 2011 was primarily due to a $2.4 million increase in pension expense and additional headcount and salary and benefits expense increases.

The increase in incentive compensation in 2013 compared to 2012 was due to the increased compensation in 2013 related to the sales and operations of the facilities in 2013 that qualify for tax credits under IRC Section 45 and the efforts made on corporate related matters including the three 2013 debt transactions and the level of acquisition activity in 2013. The decrease in incentive compensation in 2012 compared to 2011 was due to the higher compensation in 2011 related to the sales and operations of the facilities that qualify for tax credits under IRC Section 45.

Operating expense - Operating expense for 2013 includes banking and related fees of $3.0 million, external professional fees and other due diligence costs related to 2013 acquisitions of $7.5 million, operating expenses, professional fees and non-controlling interest related to royalty income of $21.2 million and other corporate and clean energy related expenses of $1.0 million and a biannual company-wide meeting ($3.8 million).

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

Interest expense - The increase in interest expense in 2013 compared to 2012 is due to interest on the $200.0 million note purchase agreement entered into on September 19, 2013 ($4.0 million), interest on the $50.0 million note purchase agreement entered into on July 10, 2012 ($1.1 million) and increased interest on borrowings from our Credit Agreement ($2.0 million). The increase in interest expense in 2012 compared to 2011 is primarily due to interest on the $125.0 million and $50.0 million note purchase agreements entered into on February 10, 2011 and July 10, 2012, respectively ($1.7 million), and increased interest on borrowings from our Credit Agreement ($0.5 million).

Depreciation - The depreciation expense in 2013 increased significantly compared to 2012, and primarily relates to the assets of the additional ownership interests in the twelve 2009 Era Plants that we acquired from a co-investor in first quarter 2013. The depreciation expense in 2012 and 2011 were relatively unchanged and primarily relate to corporate-related office build outs and expenditures related to upgrading computer systems.

Benefit for income taxes - Our consolidated effective tax rate was 2.2%, 20.5% and 30.6% for 2013, 2012 and 2011, respectively. The tax rates for 2013 and 2012 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $93.7 million, $43.8 million and $13.2 million of tax credits generated and recognized in 2013, 2012 and 2011, respectively.

The following provides non-GAAP information that we believe is helpful when comparing 2013 operating results for the corporate segment with 2012 and 2011 (in millions):

	2013			2012			2011
Description	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(53.0)	$21.2	$(31.8)	$(46.1)	$18.4	$(27.7)	$(43.8)	$17.5	$(26.3)
Clean energy investments	(49.3)	113.0	63.7	(17.3)	50.0	32.7	(14.8)	18.7	3.9
Acquisition costs	(5.6)	0.2	(5.4)	(7.1)	0.7	(6.4)	(4.7)	0.6	(4.1)
Corporate	(18.7)	9.8	(8.9)	(11.4)	9.5	(1.9)	(9.8)	5.5	(4.3)
Legacy investments	—	—	—	—	—	—	(0.3)	1.7	1.4

Total	$(126.6)	$144.2	$17.6	$(81.9)	$78.6	$(3.3)	$(73.4)	$44.0	$(29.4)

Interest and banking primarily includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. In 2013, acquisition costs include a gain of $2.6 million on the derivative investment contract discussed above. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in 2013 and 2011, costs related to a biannual company-wide award, cross-selling and motivational meeting for our production staff and field management. Legacy investments include the operating results related to the wind-down of our legacy investment portfolio.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the twenty plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of December 31, 2013 (in millions):

		Our Portion of Estimated
	Our Tax-Effected Book Value At December 31, 2013	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
Investments that own 2009 Era Plants
12 Under long-term production contracts	$10.3	$2.0	$23.0
2 In negotiations for long-term production contracts	0.7	Not Estimable	Not Estimable
Investments that own 2011 Era Plants
16 Under long-term production contracts	34.8	1.6	73.5
4 In negotiations for long-term production contracts	1.4	Not Estimable	Not Estimable

The information in the table above under the caption Our Portion of Estimated Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future annual after-tax earnings based on production estimates from the host utilities. However, host utilities do not consistently utilize the refined coal plants at ultimate production levels due to seasonal electricity demand, as well as many operational, regulatory and environmental compliance reasons.

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

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2014 until April 2014. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2014.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 12 to the consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2013 and 2012, we relied to a large extent on proceeds from borrowings under our Credit Agreement. In addition, for acquisitions made in 2013, we used proceeds from the $200.0 million note purchase agreement we entered into on September 19, 2013 and for acquisitions made in 2012, we used proceeds from the $50.0 million note purchase agreement we entered into on July 10, 2012.

Cash provided by operating activities was $349.9 million, $343.0 million and $284.0 million for 2013, 2012 and 2011, respectively. The increase in cash provided by operating activities in 2013 compared to 2012 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2013 compared to 2012, partially offset by cash used in 2013 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to favorable timing differences in the payment of accrued liabilities and the realization of other current assets, and an increased amount of non-cash charges in 2012 compared to 2011. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits generated during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $504.9 million and $432.1 million for 2013 and 2012, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2013 and 2012 plan years. The minimum funding requirement under the IRC was $0.3 million in 2011. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2013, 2012 and 2011, we made discretionary contributions to the plan of $6.3 million, $7.2 million and $7.2 million, respectively. We are considering making additional discretionary contributions to the plan in 2014 and may be required to make significantly larger minimum contributions to the plan in future periods. See Note 11 to our consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates. In 2013, the funded status of the Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2013 (resulting in a $19.5 million decrease in the benefit obligation at December 31, 2013). In addition, also favorably impacting the funded status were favorable returns on the plan’s assets in 2013, which, combined with the $6.3 million of discretionary contributions made to the plan in 2013, resulted in an increase in the plan’s invested assets of $27.5 million at December 31, 2013. The net change in the funded status of the Plan in 2013 resulted in a decrease in noncurrent liabilities in 2013 of $47.0 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2013, 2012 and 2011, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $93.6 million, $51.0 million and $45.9 million for 2013, 2012 and 2011, respectively. In 2014, we expect total expenditures for capital improvements to be approximately $90.0 million, primarily related to office moves and expansions and updating computer systems and equipment. The increase in net capital expenditures in 2013 from 2012 and in 2012 from 2011 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2013 and 2012, respectively.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $727.7 million, $344.1 million and $264.8 million in 2013, 2012 and 2011, respectively. The increased use of cash for acquisitions made in 2013 compared to 2012 was primarily due to two large acquisitions that occurred in 2013. The increased use of cash for acquisitions made in 2012 compared to 2011 was primarily due to the increase in the number of acquisition that occurred in 2012. In addition, during 2013, 2012 and 2011 we issued 5.1 million shares ($223.1 million), 6.0 million shares ($203.6 million) and 3.2 million shares ($90.6 million), respectively, of our common stock as consideration paid for acquisitions. We completed 31, 60 and 32 acquisitions in 2013, 2012 and 2011, respectively. Annualized revenues of entities acquired in 2013, 2012 and 2011 totaled approximately $383.9 million, $231.7 million and $277.0 million, respectively. In 2014, we expect to fund our acquisitions using debt and cash from operations and our common stock on occasion (for example, to effect a tax-free exchange, or if our overall acquisition activity warrants it).

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

Dispositions - During 2013, 2012 and 2011, we sold several books of business and recognized one-time gains of $5.2 million, $3.9 million and $5.5 million, respectively. We received cash proceeds of $5.5 million, $11.4 million and $14.0 million, respectively, related to these transactions. Offsetting the one-time gains related to sales of books of business in 2012, was a non-cash loss of $3.5 million recognized in second quarter 2012 related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM.

Clean Energy Investments - During the period from 2009 through 2013, we made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2014 annual after-tax earnings, including IRC Section 45 tax credits, that will be generated from all of our clean energy investments in 2014 is $65.0 million to $80.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by capital expenditures related to the redeployment, and in some cases relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2014. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021, and the anticipated minimal capital expenditures during that same period, we anticipate that the annual positive net cash flow during those years will continue to increase. We anticipate that this favorable impact on the amount we will pay the IRS in 2014 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” beginning on page 38 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

Cash Flows From Financing Activities

On September 19, 2013 we entered into an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial institutions. The Credit Agreement replaced a $500.0 million unsecured revolving credit facility (that was scheduled to expire on July 14, 2014), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the previous facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement.

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

In 2007, 2009, 2011, 2012 and 2013, we entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $400.0 million, $150.0 million, $125.0 million, $50.0 million and $200.0 million in aggregate debt, respectively, totaling $925.0 million which was outstanding at December 31, 2013, and a cash and cash equivalent balance of $298.1 million. We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $530.5 million of borrowings outstanding under the Credit Agreement at December 31, 2013. Due to the outstanding borrowing and letters of credit, $53.5 million remained available for potential borrowings under the Credit Agreement at December 31, 2013.

On December 20, 2013, we entered into a note purchase agreement for a private placement of $600.0 million of senior unsecured notes. Under the agreement, funding is expected to occur on February 27, 2014. We intend to use the proceeds of the debt transaction primarily to pay down our line of credit facility.

During 2013, we borrowed an aggregate of $890.5 million and repaid $489.0 million under our Credit Agreement. Principal uses of the 2013 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2012, we borrowed $303.0 million and repaid $184.0 million under our Credit Agreement. Principal uses of the 2012 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2011, we borrowed $151.0 million and repaid $141.0 million under the Credit Agreement. Principal uses of the 2011 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2013.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2013, we declared $182.6 million in cash dividends on our common stock, or $1.40 per common share. On December 20, 2013, we paid a fourth quarter dividend of $.35 per common share to shareholders of record as of December 4, 2013. On January 23, 2014, we announced a quarterly dividend for first quarter 2014 of $.36 per common share. If the dividend is maintained at $.36 per common share throughout 2014, this dividend level would result in an annualized net cash used by financing activities in 2014 of approximately $190.9 million (based on the outstanding shares as of December 31, 2013), or an anticipated increase in cash used of approximately $8.3 million. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2013, 2012 and 2011. We generally hold repurchased shares for reissuance in connection with our equity compensation and stock option plans. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2013. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. There were no common stock repurchases made in 2013 that impacted our consolidated financial statements. The common stock repurchases reported in our consolidated statement of cash flows for 2012 and 2011 include 82,000 shares (at a cost of $1.5 million) and 41,000 shares (at a cost of $1.2 million), respectively, that we repurchased from our employees to cover their income tax withholding obligations in connection with restricted stock distributions in each of those years. Under these circumstances, we withhold the proceeds from the repurchases and remit them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley.

During the quarter ended December 31, 2013, we sold 91,572 shares of our common stock under the program at a weighted average price of $47.41 per share, resulting in net proceeds, after sales commissions of approximately $43,000 to Morgan Stanley, of approximately $4.3 million.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time of an indeterminate amount of our common stock. We have used this registration statement, and expect to continue using this registration statement, to register shares sold under our at-the-market equity program referred to above. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We can make no assurances regarding when, or if, we will issue any additional shares under this registration statement.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $76.2 million in 2013, $82.3 million in 2012 and $73.9 million in 2011. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 8.0 million shares (less any shares of restricted stock issued under the LTIP - 0.5 million shares of our common stock were available for this purpose) were available for grant under the LTIP at December 31, 2013. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in 2013 and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items (i.e., EBITDAC), have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2014 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations are reduced dramatically due to lost business or if our acquisition program continues at, or increases from the same level as 2013.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6, 12 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2013 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Note Purchase Agreements	$100.0	$—	$50.0	$300.0	$50.0	$425.0	$925.0
Credit Agreement	530.5	—	—	—	—	—	530.5
Interest expense on debt	51.1	44.1	44.1	41.2	21.9	54.7	257.1

Total debt obligations	681.6	44.1	94.1	341.2	71.9	479.7	1,712.6
Operating lease obligations	74.0	65.7	53.4	42.0	28.3	86.9	350.3
Less sublease arrangements	(1.8)	(0.8)	(0.1)	—	—	—	(2.7)
Outstanding purchase obligations	22.6	15.4	9.3	0.9	0.3	—	48.5

Total contractual obligations	$776.4	$124.4	$156.7	$384.1	$100.5	$566.6	$2,108.7

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $9.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to our consolidated financial statements for a discussion on income taxes.

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

On June 14, 2013, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $200.0 million in aggregate principal amount of our 3.69% Senior Notes, Series G, due June 14, 2022, in a private placement.

On December 20, 2013, we entered into a note purchase agreement for a private placement of $600.0 million of Senior Notes. The agreement provides for three series of notes: Series H is $325 million at 4.58% due in 2024, Series I is $175 million at 4.73% due in 2026 and Series J is $100 million at 4.98% due 2029. Under the agreement, funding is expected to occur on February 27, 2014.

See Note 6 to our consolidated financial statements for a discussion of the terms of the note purchase agreements

Credit Agreement - On September 19, 2013, we entered into a $600.0 million unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial investors. The Credit Agreement replaced a $500.0 million unsecured revolving credit facility, (that was scheduled to expire on July 14, 2014), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the previous facility were fully paid and satisfied, except for outstanding letters of credit which became letters of credit under the Credit Agreement.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2013, $16.0 million of letters of credit (see below under Off-Balance Sheet Debt) were outstanding under the Credit Agreement. There were $530.5 million of borrowings outstanding under the Credit Agreement at December 31, 2013. Accordingly, at December 31, 2013, $53.5 million remained available for potential borrowings, of which $53.5 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 6 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we have outstanding as of December 31, 2013. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2013 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2014	2015	2016	2017	2018	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$16.0	$16.0
Financial guarantees	—	—	—	—	—	9.1	9.1
Funding commitments	8.5	—	—	—	—	2.9	11.4

Total commitments	$8.5	$—	$—	$—	$—	$28.0	$36.5

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

Since January 1, 2002, we have acquired 279 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our 2011 to 2013 acquisitions that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum potential earnout obligations related to these acquisitions was $462.3 million, of which $162.7 million was recorded in our consolidated balance sheet as of December 31, 2013 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2013 and 2012 that was recourse to us.

At December 31, 2013, we had posted two letters of credit totaling $9.8 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $9.0 million. At December 31, 2013, we had posted five letters of credit totaling $6.2 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2013 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2013 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2013.

We have other investments that have valuations that are indirectly influenced by equity market and general economic conditions, which can change rapidly. In addition, some investments require direct and active financial and operational support from us. A future material adverse effect may result from changes in market conditions or if we elect to withdraw financial or operational support.

As of December 31, 2013, we had $925.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2013 was $979.4 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2013 and the resulting fair values would be $42.3 million higher than their carrying value (or $967.3 million).

As of December 31, 2013, we had $530.5 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2013 and the resulting fair value is not be materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Singaporean, Jamaican, and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2013 (a weakening of the U.S. dollar), earnings before income taxes would decrease by approximately $4.1 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2013 (a strengthening of the U.S. dollar), earnings before income taxes would increase by approximately $4.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2013, 2012 and 2011, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2013) and disbursements (in 2012) through various future payment dates. In addition, during 2013, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future Indian currency disbursements through various future payment dates. These hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2013, 2012 and 2011. See Note 15 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2013, 2012 and 2011. In the third quarter of 2013, we entered into three foreign currency derivative investment contracts in connection with the signing of an agreement to acquire The Giles Group of Companies headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. The derivative investment contracts were exercised on October 31, 2013 and the Giles transaction closed in early November 2013. In 2013, we recorded a pretax gain of $2.6 million related to these derivative investment contracts.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Commissions	$1,553.1	$1,302.5	$1,127.4
Fees	1,059.5	971.7	870.2
Supplemental commissions	77.3	67.9	56.0
Contingent commissions	52.1	42.9	38.1
Investment income	8.1	10.4	8.1
Net gains on books of business sales	5.2	3.9	5.5
Revenues from clean coal activities	412.5	119.6	29.2
Other net revenues	11.8	1.4	0.2

Total revenues	3,179.6	2,520.3	2,134.7

Compensation	1,685.0	1,493.4	1,326.1
Operating	552.4	483.2	419.0
Cost of revenues from clean coal activities	437.3	111.6	32.0
Interest	50.1	43.0	40.8
Depreciation	53.4	41.4	35.9
Amortization	125.2	99.0	79.3
Change in estimated acquisition earnout payables	1.7	3.4	(6.2)

Total expenses	2,905.1	2,275.0	1,926.9

Earnings before income taxes	274.5	245.3	207.8
Provision for income taxes	5.9	50.3	63.7

Net earnings	$268.6	$195.0	$144.1

Basic net earnings per share:	$2.08	$1.61	$1.29
Diluted net earnings per share:	2.06	1.59	1.28
Dividends declared per common share	1.40	1.36	1.32

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings	$268.6	$195.0	$144.1

Change in pension liability, net of taxes	26.8	(3.4)	(30.6)
Foreign currency translation	1.6	16.1	(16.1)
Change in fair value of derivative instruments, net of taxes	1.8	1.7	(2.7)

Comprehensive earnings	$298.8	$209.4	$94.7

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2013	2012
Cash and cash equivalents	$298.1	$302.1
Restricted cash	1,027.4	851.6
Premiums and fees receivable	1,288.8	1,096.1
Other current assets	261.3	179.7

Total current assets	2,875.6	2,429.5
Fixed assets - net	160.4	105.4
Deferred income taxes	279.8	251.8
Other noncurrent assets	320.7	283.3
Goodwill - net	2,145.2	1,472.7
Amortizable intangible assets - net	1,078.8	809.6

Total assets	$6,860.5	$5,352.3

Premiums payable to insurance and reinsurance companies	$2,154.7	$1,819.7
Accrued compensation and other accrued liabilities	370.6	306.7
Unearned fees	84.5	70.6
Other current liabilities	44.5	36.9
Corporate related borrowings - current	630.5	129.0

Total current liabilities	3,284.8	2,362.9
Corporate related borrowings - noncurrent	825.0	725.0
Other noncurrent liabilities	665.2	605.8

Total liabilities	4,775.0	3,693.7

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 133.6 shares in 2013 and 125.6 shares in 2012	133.6	125.6
Capital in excess of par value	1,358.1	1,055.4
Retained earnings	596.4	510.4
Accumulated other comprehensive loss	(2.6)	(32.8)

Total stockholders’ equity	2,085.5	1,658.6

Total liabilities and stockholders’ equity	$6,860.5	$5,352.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$268.6	$195.0	$144.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(17.1)	(3.9)	(5.5)
Depreciation and amortization	178.6	140.4	115.2
Change in estimated acquisition earnout payables	1.7	3.4	(6.2)
Amortization of deferred compensation and restricted stock	19.0	8.3	6.8
Stock-based and other noncash compensation expense	7.7	7.5	14.3
Effect of exchange rate changes	(0.2)	1.9	0.3
Net change in restricted cash	(58.6)	(90.2)	31.9
Net change in premiums receivable	(85.4)	11.5	52.1
Net change in premiums payable	114.3	33.3	(55.8)
Net change in other current assets	(57.4)	52.4	(8.1)
Net change in accrued compensation and other accrued liabilities	36.3	19.2	12.8
Net change in fees receivable/unearned fees	(5.9)	4.3	(4.1)
Net change in income taxes payable	4.3	14.0	(10.4)
Net change in deferred income taxes	(53.8)	(20.4)	21.5
Net change in other noncurrent assets and liabilities	(2.2)	(33.7)	(24.9)

Net cash provided by operating activities	349.9	343.0	284.0

Cash flows from investing activities:
Net additions to fixed assets	(93.6)	(51.0)	(45.9)
Cash paid for acquisitions, net of cash acquired	(727.7)	(344.1)	(264.8)
Net proceeds from sales of operations	5.5	11.4	14.0
Net proceeds (funding) of investment transactions	(35.9)	1.5	(14.5)

Net cash used by investing activities	(851.7)	(382.2)	(311.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	76.2	82.3	73.9
Tax impact from issuance of common stock	7.5	0.5	3.7
Repurchases of common stock	—	(1.5)	(1.2)
Dividends paid	(182.6)	(204.4)	(145.8)
Borrowings on line of credit facilities	890.5	303.0	151.0
Repayments on line of credit facilities	(489.0)	(184.0)	(141.0)
Borrowings of corporate related long-term debt	200.0	50.0	125.0

Net cash provided by financing activities	502.6	45.9	65.6

Effect of exchange rate changes on cash and cash equivalents	(4.8)	4.2	3.0

Net (decrease) increase in cash and cash equivalents	(4.0)	10.9	41.4
Cash and cash equivalents at beginning of year	302.1	291.2	249.8

Cash and cash equivalents at end of year	$298.1	$302.1	$291.2

Supplemental disclosures of cash flow information:
Interest paid	$49.2	$42.2	$38.4
Income taxes paid	49.2	47.5	32.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2010	108.4	$108.4	$507.8	$488.3	$2.2	$1,106.7
Net earnings	—	—	—	144.1	—	144.1
Net change in pension asset/liability, net of taxes of ($20.4) million	—	—	—	—	(30.6)	(30.6)
Foreign currency translation	—	—	—	—	(16.1)	(16.1)
Change in fair value of derivative instruments, net of taxes of ($1.8 million)	—	—	—	—	(2.7)	(2.7)
Compensation expense related to stock option plan grants	—	—	7.1	—	—	7.1
Tax impact from issuance of common stock	—	—	3.7	—	—	3.7
Common stock issued in:
Twenty-four purchase transactions	3.4	3.4	98.9	—	—	102.3
Stock option plans	2.6	2.6	64.1	—	—	66.7
Employee stock purchase plan	0.3	0.3	6.9	—	—	7.2
Deferred compensation/restricted stock	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	(1.2)	—	—	(1.2)
Cash dividends declared on common stock	—	—	—	(149.5)	—	(149.5)

Balance at December 31, 2011	114.7	114.7	693.2	482.9	(47.2)	1,243.6
Net earnings	—	—	—	195.0	—	195.0
Net change in pension asset/liability, net of taxes of ($0.2 million)	—	—	—	—	(3.4)	(3.4)
Foreign currency translation	—	—	—	—	16.1	16.1
Change in fair value of derivative instruments, net of taxes of $1.1 million	—	—	—	—	1.7	1.7
Compensation expense related to stock option plan grants	—	—	7.2	—	—	7.2
Tax impact from issuance of common stock	—	—	0.5	—	—	0.5
Common stock issued in:
Forty purchase transactions	7.8	7.8	268.5	—	—	276.3
Stock option plans	2.8	2.8	71.1	—	—	73.9
Employee stock purchase plan	0.3	0.3	8.1	—	—	8.4
Deferred compensation/restricted stock	0.1	0.1	7.9	—	—	8.0
Other compensation expense	—	—	0.3	—	—	0.3
Common stock repurchases	(0.1)	(0.1)	(1.4)	—	—	(1.5)
Cash dividends declared on common stock	—	—	—	(167.5)	—	(167.5)

Balance at December 31, 2012	125.6	125.6	1,055.4	510.4	(32.8)	1,658.6
Net earnings	—	—	—	268.6	—	268.6
Net change in pension asset/liability, net of taxes of $17.9 million	—	—	—	—	26.8	26.8
Foreign currency translation	—	—	—	—	1.6	1.6
Change in fair value of derivative instruments, net of taxes of $1.3 million	—	—	—	—	1.8	1.8
Compensation expense related to stock option plan grants	—	—	7.7	—	—	7.7
Tax impact from issuance of common stock	—	—	7.5	—	—	7.5
Common stock issued in:
Thirteen purchase transactions	5.2	5.2	227.0	—	—	232.2
Stock option plans	2.3	2.3	59.5	—	—	61.8
Employee stock purchase plan	0.3	0.3	9.9	—	—	10.2
Deferred compensation/restricted stock	0.1	0.1	(13.1)	—	—	(13.0)
Stock issuance under dribble-out program	0.1	0.1	4.2	—	—	4.3
Common stock repurchases	—	—	—	—	—	—
Cash dividends declared on common stock	—	—	—	(182.6)	—	(182.6)

Balance at December 31, 2013	133.6	$133.6	$1,358.1	$596.4	$(2.6)	$2,085.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2013

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our or us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 24 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2013, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier, and is established annually in advance of the contractual period based on historical performance criteria. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty insurance policy transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known.

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $4.2 million and $4.0 million at December 31, 2013 and 2012, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $6.7 million and $6.6 million at December 31, 2013 and 2012, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Investment income primarily includes interest and dividend income, which is accrued as it is earned. Gains on books of business sales represent one-time gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) related to unconsolidated clean coal production plants, all of which are recognized as earned. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies. Income (loss) from unconsolidated clean coal production plants includes income (losses) related to our equity portion of the pretax results of the clean coal production plants and production based installment sale income from majority investors. Other net revenues primarily consist of our equity portions of the earnings from our investments in venture capital funds.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance and reinsurance companies. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2013.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a significant portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the British Pound Sterling and Indian Rupee versus the U.S. Dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of compensation and operating expenses. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes. In 2013, other net revenues also includes a gain of $2.6 million related to three foreign currency derivative investment contracts that we executed in September 2013 in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. The derivative investment contracts were exercised on October 31, 2013 and the Giles transaction closed in early November 2013.

Investments - We have a management investment committee that meets four to six times per year to review the valuation of our investments. For investments that do not have quoted market prices, we use various valuation techniques to estimate fair value and look for indicators of impairment. Factors that may indicate that an impairment could exist include, but are not limited to, reductions or changes to dividend payments, sustained operating losses or a trend of poor operating performance, recent refinancings or recapitalizations, unfavorable press reports, significant customer or revenue loss, litigation, losses by other companies in a similar industry, overall economic conditions, management changes and significant changes in strategy. In addition, in cases where the ultimate value of an investment is directly dependent on us for future financial support, we assess our willingness and intent to provide future funding in determining impairment.

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

Premium Financing - Four subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are considered delinquent after seven days of the payment due date. Generally, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the interest “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding contracts receivable balance was $2.3 million and $2.2 million at December 31, 2013 and 2012, respectively.

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

Intangible Assets - Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. Our primary intangible assets are classified as either goodwill, expiration lists, non-compete agreements or trade names. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to fifteen years for trade names), while goodwill is not subject to amortization. The establishment of goodwill, expiration lists, non-compete agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and projected financial information and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2013, 2012 and 2011, we wrote off $2.2 million, $3.5 million and $4.6 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

Tax law requires certain items to be included in our tax returns at different times than such items are reflected in the financial statements. As a result, the annual tax expense reflected in our consolidated statements of earnings is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2013 and 2012, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 6 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2013 and 2012 under our debt agreements. See Note 11 to our consolidated financial statements for the fair values related to investments at December 31, 2013 and 2012 under our defined benefit pension plan.

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

Stock-Based Compensation - We have several employee equity-settled and cash-settled share-based compensation plans. Equity-settled share-based payments to employees include grants of stock options and restricted stock units and are measured based on estimated grant date fair value. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements, as applicable, to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of restricted stock units outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid.

Cash-settled share-based payments to employees include grants of performance units and stock appreciation rights. The fair value of the amount payable to employees in respect of cash-settled share-based payments is recognized as compensation expense, with a corresponding increase in liabilities, over the vesting period. The liability is remeasured at each reporting date and at settlement date. Any changes in fair value of the liability are recognized as compensation expense.

We recognize share-based compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs from original estimates.

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2013, 0.5 million shares of our common stock are reserved for future issuance under the ESPP.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (which we refer to as the FASB) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides explicit guidance on the presentation of certain unrecognized tax benefits in the financial statements that did not previously exist. The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This new guidance is effective for annual and interim periods beginning after December 15, 2013. Early adoption is permitted. Management has decided not to adopt this guidance early and has determined that the impact of the new guidance upon adoption, will not be material to the consolidated financial statements.

Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires significant items reclassified out of accumulated other comprehensive income (which we refer to as AOCI) to net income in their entirety in the same reporting period, to be reported to show the effect of the reclassifications on the respective line items of the statement where net income is presented. These reclassifications can be presented either on the face of the statement where net income is presented or in the notes to the financial statements. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes to the consolidated financial statements. The new guidance also requires companies to report changes in the accumulated balances of each component of AOCI. This new guidance was effective for annual and interim periods beginning after December 15, 2012. We adopted the new guidance effective January 1, 2013. The adoption affected the disclosures made in our consolidated financial statements and notes thereto, but did not have any impact on our results of operations or financial position.

3.	Business Combinations

During 2013, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Metzler Brothers Insurance February 1, 2013	—		$—	$3.4	$—	$0.4	$0.7	$4.5	$1.4
Advanced Benefit Advisors, Inc. April 1, 2013	—		—	10.9	—	0.1	1.8	12.8	7.0
Property & Commercial Limited (PCL) April 1, 2013	—		—	62.0	—	3.1	—	65.1	—
Garza Long Group, LLC May 1, 2013	—		—	4.3	—	0.1	0.5	4.9	6.7
Bollinger, Inc. (BOL) August 1, 2013	3,177		140.0	157.6	—	22.0	—	319.6	—
Dickinson & Associates, Inc. August 1, 2013	—		—	10.9	—	0.1	—	11.0	4.8
Belmont International (BEL) September 1, 2013	—		—	21.7	—	2.5	2.9	27.1	3.2
R.W. Scobie, Inc. September 1, 2013	223		8.0	4.4	—	1.5	2.5	16.4	5.0
Jeffrey Haber & Michael Fischman September 20, 2013	—		—	7.0	—	—	8.5	15.5	10.3
G.S. Levine Insurance Services, Inc. (GSL) October 1, 2013	413		16.8	5.5	—	2.7	3.8	28.8	8.0
R.J. Dutton Incorporated October 1, 2013	112		5.2	1.8	—	0.1	1.2	8.3	4.9
Employee Benefits Analysis Corporation November 1, 2013	148		6.9	—	—	0.1	0.6	7.6	5.0
Parks Johnson Agency, LLC November 1, 2013	—		—	5.4	—	0.1	0.6	6.1	5.2
Giles Group of Companies (GGC) November 14, 2013	—		—	387.9	—	3.8	—	391.7	—
Barmore Insurance Agency, Inc. December 1, 2013	95		4.4	1.1	—	0.3	1.6	7.4	3.5
Bergvall Marine A.S. (BMA) December 1, 2013	—		—	11.3	—	1.2	9.2	21.7	11.9

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Cleaveland Insurance Group, Inc. December 1, 2013	101		4.1	1.5	—	0.6	1.2	7.4	2.7
The Jenkins Group, Inc. December 1, 2013	—		—	1.2	3.8	—	1.0	6.0	4.0
Longfellow Financial, LLC (LGF) December 1, 2013	461		20.5	7.0	—	0.5	3.4	31.4	17.0
McIntyre Risk Management, LLC (MRM) December 1, 2013	296		13.6	4.3	—	0.2	2.2	20.3	5.5
Eleven other acquisitions completed in 2013	77		3.6	10.4	—	0.4	8.6	23.0	13.1

	5,103		$223.1	$719.6	$3.8	$39.8	$50.3	$1,036.6	$119.2

Effective November 14, 2013 we acquired the Giles Group of Companies (which we refer to as Giles) headquartered in London, England. Under the agreement, we purchased all of the outstanding shares of Giles for net cash consideration of approximately £233.0 million. Giles was the fifth largest independent retail insurance broker in the United Kingdom with over 1,100 employees operating out of 43 offices in England, Scotland, Wales, Northern Ireland, Isle of Man and the Channel Islands. In 2013, we recognized a pretax gain of $2.6 million resulting from three foreign currency derivative investment contracts that we executed in September 2013 and exercised on October 31, 2013 in connection with the signing of the agreement to acquire Giles. This gain was included in other net revenues in the consolidated statement of earnings.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 2.0% to 12.0% for our 2013 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.0% to 9.0% for our 2013 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2013, 2012 and 2011, we recognized $11.9 million, $9.3 million and $8.3 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2013, 2012 and 2011 we recognized $10.2 million, $5.9 million and $14.5 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 79, 46 and 22 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2010 and subsequent years was $462.3 million as of December 31, 2013, of which $162.7 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $384.8 million as of December 31, 2012, of which $139.8 million was recorded in the consolidated balance sheet as of that date.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2013 (in millions):

	PCL	BOL	BEL	GSL	GGC	BMA	LGF	MRM	Twenty-three Other Acquisitions	Total
Cash	$2.4	$7.6	$5.3	$0.4	$25.9	$0.8	$—	$—	$7.9	$50.3
Other current assets	32.9	39.5	19.1	1.1	135.7	16.2	0.2	4.0	12.7	261.4
Fixed assets	2.2	2.4	0.4	0.3	4.1	0.1	—	0.2	0.8	10.5
Noncurrent assets	0.4	2.3	—	0.9	—	—	—	—	—	3.6
Goodwill	45.1	200.2	11.4	8.0	301.5	13.4	12.9	10.7	61.8	665.0
Expiration lists	25.6	132.5	14.4	20.1	89.8	8.8	17.5	9.8	75.7	394.2
Non-compete agreements	—	0.4	—	0.1	3.7	0.2	0.8	0.1	1.8	7.1
Trade names	0.1	1.7	—	—	—	—	—	—	—	1.8

Total assets acquired	108.7	386.6	50.6	30.9	560.7	39.5	31.4	24.8	160.7	1,393.9

Current liabilities	35.5	51.1	20.6	2.1	149.1	15.3	—	4.5	24.0	302.2
Noncurrent liabilities	8.1	15.9	2.9	—	19.9	2.5	—	—	5.8	55.1

Total liabilities assumed	43.6	67.0	23.5	2.1	169.0	17.8	—	4.5	29.8	357.3

Total net assets acquired	$65.1	$319.6	$27.1	$28.8	$391.7	$21.7	$31.4	$20.3	$130.9	$1,036.6

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, trade names, expiration lists and non-compete agreements in the amounts of $664.1 million, $1.8 million, $392.6 million and $7.1 million, respectively, within the brokerage segment and allocated to goodwill and expiration lists in the amounts of $0.9 million and $1.6 million, respectively, within the risk management segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 10.0% and 5.0% to 15.0% for our 2013 acquisitions, respectively, for which a valuation was performed. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10.5% to 14.5% for our 2013 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $1.8 million of trade names, $394.2 million of expiration lists and $7.1 million of non-compete agreements related to the 2013 acquisitions, $1.8 million, $287.7 million and $4.6 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $48.4 million, and a corresponding amount of goodwill, in 2013 related to the nondeductible amortizable intangible assets.

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

Our consolidated financial statements for the year ended December 31, 2013 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2012 (in millions, except per share data):

	Year Ended December 31,
	2013	2012
Total revenues	$3,461.2	$2,903.6
Net earnings	286.3	212.9
Basic earnings per share	2.17	1.69
Diluted earnings per share	2.14	1.67

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2012, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2013 totaled approximately $383.9 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2013 related to the 2013 acquisitions in the aggregate were $107.4 million and $2.1 million, respectively.

4.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2013	2012
Office equipment	$16.3	$15.1
Furniture and fixtures	78.3	74.2
Computer equipment	117.2	116.7
Leasehold improvements	77.9	52.2
Software	147.6	102.7
Other	8.5	2.9

	445.8	363.8
Accumulated depreciation	(285.4)	(258.4)

Net fixed assets	$160.4	$105.4

5.	Intangible Assets

The carrying amount of goodwill at December 31, 2013 and 2012 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2013
United States	$1,449.6	$20.2	$—	$1,469.8
United Kingdom	595.1	2.1	—	597.2
Other foreign, principally Australia and Canada	78.2	—	—	78.2

Total goodwill – net	$2,122.9	$22.3	$—	$2,145.2

At December 31, 2012
United States	$1,158.1	$19.2	$—	$1,177.3
United Kingdom	223.9	2.1	—	226.0
Other foreign, principally Australia and Canada	69.4	—	—	69.4

Total goodwill - net	$1,451.4	$21.3	$—	$1,472.7

The changes in the carrying amount of goodwill for 2013 and 2012 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2012	$1,136.6	$18.7	$—	$1,155.3
Goodwill acquired during the year	308.1	0.7	—	308.8
Goodwill related to earnouts recognized during the year	0.1	—	—	0.1
Goodwill adjustments related to appraisals and other acquisition adjustments	(0.6)	(0.2)	—	(0.8)
Goodwill related to transfers of operations between segments	(2.0)	2.0	—	—
Foreign currency translation adjustments during the year	9.2	0.1	—	9.3

Balance as of December 31, 2012	1,451.4	21.3	—	1,472.7
Goodwill acquired during the year	664.1	0.9	—	665.0
Goodwill adjustments related to appraisals and other acquisition adjustments	3.3	—	—	3.3
Foreign currency translation adjustments during the year	4.1	0.1	—	4.2

Balance as of December 31, 2013	$2,122.9	$22.3	$—	$2,145.2

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2013	2012
Expiration lists	$1,563.5	$1,175.0
Accumulated amortization – expiration lists	(511.3)	(390.8)

	1,052.2	784.2

Non-compete agreements	37.3	30.9
Accumulated amortization – non-compete agreements	(25.9)	(23.3)

	11.4	7.6

Trade names	22.1	23.0
Accumulated amortization – trade names	(6.9)	(5.2)

	15.2	17.8

Net amortizable assets	$1,078.8	$809.6

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2014	$146.3
2015	141.1
2016	135.5
2017	126.3
2018	115.0

Total	$664.2

6.	Credit and Other Debt Agreements

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

On December 20, 2013, we entered into a note purchase agreement with certain accredited investors, for a private placement of $600.0 million of Senior Notes. The agreement provides for three series of notes: Series H is $325.0 million at 4.58% due in 2024, Series I is $175.0 million at 4.73% due in 2026 and Series J is $100.0 million at 4.98% due 2029. Under the agreement, funding is expected to occur on February 27, 2014. These notes will require semi-annual payments of interest that will be due in February and August of each year. We will incur approximately $1.3 million of debt acquisition costs that will be capitalized and amortized on a pro rata basis over the life of the debt.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2013. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement – On September 19, 2013, we entered into a $600.0 million unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial institutions. The Credit Agreement replaced a $500.0 million unsecured revolving credit facility (that was scheduled to expire on July 14, 2014), which was terminated upon the execution of the Credit Agreement. All indebtedness, liabilities and obligations outstanding under the previous facility were fully paid and satisfied, except for the letters of credit (which we refer to as LOCs) which became LOCs under the Credit Agreement. We incurred no early termination fees in connection with replacing the previous credit facility.

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

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or Eurocurrency loans, as defined in the Credit Agreement. All loans denominated in currencies other than U.S. dollars will be Eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement are based on the base rate, as defined in the Credit Agreement. Interest rates on Eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars are based on an adjusted London Interbank Offered Rate (which we refer to as LIBOR), as defined in the Credit Agreement, plus a margin of 0.85%, 0.95%, 1.05%, 1.25% or 1.45%, depending on the financial leverage ratio we maintain. Interest rates on swing loans are based, at our election, on either the base rate, as defined in the Credit Agreement, or such alternate rate as may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is 0.15%, 0.175%, 0.20%, 0.25% or 0.30% of the used and unused portions of the revolving credit commitment, depending on the financial leverage ratio we maintain. In connection with entering into the Credit Agreement, we incurred approximately $2.1 million of debt acquisition costs that were capitalized and will be amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified levels of net worth and financial leverage ratios. We were in compliance with these covenants as of December 31, 2013. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At December 31, 2013, $16.0 million of letters of credit (for which we had $9.0 million of liabilities recorded at December 31, 2013) were outstanding under the Credit Agreement. See Note 13 to our consolidated financial statements for a discussion of the letters of credit. There were $530.5 million of borrowings outstanding under the Credit Agreement at December 31, 2013. Accordingly, at December 31, 2013, $53.5 million remained available for potential borrowings, of which $53.5 million may be in the form of additional letters of credit.

The following is a summary of our corporate debt (in millions):

	December 31,
	2013	2012
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50.0 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	—

Total Note Purchase Agreements	925.0	725.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	530.5	129.0

	$1,455.5	$854.0

The estimated fair value of the $925.0 million in debt under the note purchase agreements at December 31, 2013 was $979.4 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. The estimated fair value of the $530.5 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates.

7.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net earnings	$268.6	$195.0	$144.1

Weighted average number of common shares outstanding	128.9	121.0	111.7
Dilutive effect of stock options using the treasury stock method	1.6	1.5	0.8

Weighted average number of common and common equivalent shares outstanding	130.5	122.5	112.5

Basic net earnings per share	$2.08	$1.61	$1.29

Diluted net earnings per share:	$2.06	$1.59	$1.28

Options to purchase 1.3 million, 1.1 million and 3.8 million shares of our common stock were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.5 million as of December 31, 2013. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC); (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

The LTIP provides for the grant of stock options, which may be either tax-qualified incentive stock options or non-qualified options and stock appreciation rights. The compensation committee determines the period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right, provided that no option or stock appreciation right can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option.

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

In addition to any discretionary stock options, each non-employee director is eligible under the LTIP to receive all or part of his or her annual retainer in the form of stock options, in lieu of cash. An option granted in lieu of a cash retainer will have an exercise price per share equal to the fair market value of a share of our common stock on the date the option is granted. The number of shares of common stock subject to each such option grant has a fair market value as of the date of the grant equal to a multiple of the forgone retainer. The board of directors determines the multiple from time to time based on the Black-Scholes model. We calculate the number of shares by multiplying the forgone cash retainer amount by the designated multiple, and then dividing that amount by the value of a share of common stock on the date of grant. Such options become exercisable in equal installments over the four quarters succeeding the date of grant and remain exercisable until the seventh anniversary of the date of grant.

On March 13, 2013, the compensation committee granted 1,665,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. On March 16, 2012, the compensation committee granted 1,355,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. On

March 8, 2011, the compensation committee granted 851,000 options under the 2009 LTIP to our officers and key employees that become exercisable at the rate of 20% per year on the anniversary date of the grant. The 2013, 2012 and 2011 options expire seven years from the date of grant, or earlier in the event of termination of the employee. For certain of our executive officers age 55 or older, stock options awarded in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

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

During 2013, 2012 and 2011, we recognized $7.7 million, $7.2 million and $7.1 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2013, 2012 and 2011, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	3.5%	4.0%	4.5%
Expected risk-free interest rate	1.2%	1.2%	2.7%
Volatility	29.6%	26.9%	26.8%
Expected life (in years)	6.0	5.0	6.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2013, 2012 and 2011, as determined on the grant date using the Black-Scholes option pricing model, was $7.51, $5.49 and $5.25, respectively.

The following is a summary of our stock option activity and related information for 2013, 2012 and 2011 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2013
Beginning balance	9.0	$28.80
Granted	1.7	39.17
Exercised	(2.3)	27.11
Forfeited or canceled	(0.1)	26.01

Ending balance	8.3	$31.35	3.62	$129.4

Exercisable at end of year	3.8	$27.64	2.15	$72.5

Ending vested and expected to vest	8.2	$31.28	3.59	$128.3

	Shares Under	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
Year Ended December 31, 2012
Beginning balance	10.6	$27.20
Granted	1.4	35.71
Exercised	(2.8)	26.14
Forfeited or canceled	(0.2)	29.46

Ending balance	9.0	$28.80	3.41	$53.9

Exercisable at end of year	5.1	$27.50	2.52	$36.3

Ending vested and expected to vest	8.9	$28.76	3.39	$53.8

Year Ended December 31, 2011
Beginning balance	12.5	$26.71
Granted	0.9	30.95
Exercised	(2.6)	25.87
Forfeited or canceled	(0.2)	29.03

Ending balance	10.6	$27.20	3.42	$66.3

Exercisable at end of year	6.8	$27.10	2.83	$43.2

Ending vested and expected to vest	10.5	$27.20	3.41	$66.1

Options with respect to 8.0 million shares (less any shares of restricted stock issued under the LTIP—see Note 10 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2013.

The total intrinsic value of options exercised during 2013, 2012 and 2011 amounted to $32.0 million, $26.0 million and $10.8 million, respectively. At December 31, 2013, we had approximately $20.7 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2013 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.58 - $ 27.25	2.8	2.53	$25.86	2.0	$25.86
27.35 - 30.95	2.3	2.34	29.74	1.6	29.43
31.24 - 35.71	1.5	4.71	35.43	0.2	32.97
35.95 - 35.95	—	5.58	35.95	—	—
39.17 - 39.17	1.7	6.20	39.17	—	—

$10.58 - $ 39.17	8.3	3.62	$31.35	3.8	$27.64

9.	Deferred Compensation

We have a Deferred Equity Participation Plan, which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the plan, we typically contribute shares of our common stock or cash, in an amount approved by the compensation committee, to a rabbi trust on behalf of the executives participating in the plan. Alternatively, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. Distributions under the plan may not normally be made until the participant reaches age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. All contributions to the plan deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

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

In the first quarter of each of 2013, 2012 and 2011, the compensation committee approved $8.0 million, $7.3 million and $6.5 million, respectively, of cash awards in the aggregate to certain key executives under the Deferred Equity Participation Plan that were contributed to the rabbi trust in the second quarter of 2013 and the first quarters of 2012 and 2011, respectively. The fair value of the funded cash award assets at December 31, 2012 was $41.6 million and has been included in other noncurrent assets in the accompanying consolidated balance sheet. In the second quarter of 2013, we instructed the trustee for the Plan to liquidate all investments held under the Plan, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the Plan sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013. During 2013, 2012 and 2011, we charged $7.2 million, $5.4 million and $4.6 million, respectively, to compensation expense related to these awards.

At December 31, 2013, and 2012, we recorded $26.3 million (related to 2.1 million shares) and $5.6 million (related to 0.8 million shares), respectively, of unearned deferred compensation as an offset to capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested common stock under the plan at December 31, 2013 and 2012 was $96.4 million and $21.1 million, respectively. During 2013, 2012 and 2011, cash and equity awards with an aggregate fair value of $1.4 million, $0.7 million and $0.5 million, respectively, were vested and distributed to employees under this plan.

10.	Restricted Stock and Cash Awards

Restricted Stock Awards

As discussed in Note 8 to our consolidated financial statements, on May 10, 2011, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2009 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At December 31, 2013, 0.5 million shares were available for grant under the LTIP for such awards.

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

In 2013, 2012 and 2011, we granted 362,500, 352,000 and 224,000 units, respectively, of our common stock to employees under the LTIP, 2009 LTIP or restricted stock plan, as applicable, with an aggregate fair value of $14.3 million, $12.6 million and $6.9 million, respectively, at the date of grant.

The 2013, 2012 and 2011 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 345,000 shares granted in first quarter 2013, 332,000 shares granted in first quarter 2012 and 200,000 shares granted in first quarter 2011, vest in full based on continued employment through March 13, 2017, March 16, 2016 and March 8, 2015, respectively, while the other 2013, 2012 and 2011 restricted stock awards generally vest annually on a pro rata basis.

The vesting periods of the 2013, 2012 and 2011 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2013	2012	2011
One year	19,375	20,000	20,000
Four years	345,000	332,000	200,000
Five years	5,600	—	4,000

Total shares granted	369,975	352,000	224,000

We account for restricted stock at historical cost, which equals its fair market value at the date of grant. When restricted shares are issued, we record an unearned restricted stock obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2013, 2012 and 2011, we charged $9.8 million, $7.1 million and $5.5 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2013. The total intrinsic value of unvested restricted stock at December 31, 2013 and 2012 was $49.5 million and $32.5 million, respectively.

Cash Awards

On March 13, 2013, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2013 provisional award will fully vest based on continuous employment through January 1, 2016. For certain of our executive officers age 55 or older, awards granted under the Program in 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2015, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2016. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2013 related to the 2013 provisional award under the Program. Based on company performance for 2013, we expect to grant 263,000 units under the Program in first quarter 2014 that will fully vest on January 1, 2016.

On March 16, 2012, pursuant to the Program, the compensation committee approved the provisional cash awards of $13.1 million in the aggregate for future grants to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2012 provisional award were similar to the terms discussed above for the 2013 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in the first quarter of 2013 that will fully vest on January 1, 2015. During 2013, we charged $7.6 million to compensation expense related to these awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2012 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in the first quarter of 2012 that will fully vest on January 1, 2014. During 2013 and 2012, we charged $10.1 million and $7.5 million, respectively, to compensation expense related to these awards.

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

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2013 and 2012. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2013	2012
Change in pension benefit obligation:
Benefit obligation at beginning of year	$292.0	$267.1
Service cost	0.6	0.4
Interest cost	11.7	11.8
Net actuarial (gain) loss	(22.4)	20.9
Benefits paid	(9.4)	(8.2)

Benefit obligation at end of year	$272.5	$292.0

Change in plan assets:
Fair value of plan assets at beginning of year	$227.4	$202.9
Actual return on plan assets	30.6	25.5
Contributions by Gallagher	6.3	7.2
Benefits paid	(9.4)	(8.2)

Fair value of plan assets at end of year	$254.9	$227.4

Funded status of the plan (underfunded)	$(17.6)	$(64.6)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(17.6)	$(64.6)
Accumulated other comprehensive loss - net actuarial loss	47.0	90.9

Net amount included in retained earnings	$29.4	$26.3

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Net periodic pension cost (earnings):
Service cost	$0.6	$0.4	$0.4
Interest cost on benefit obligation	11.7	11.8	11.9
Expected return on plan assets	(17.0)	(15.2)	(14.9)
Amortization of net loss	7.9	7.2	1.6

Net periodic benefit cost (earnings)	3.2	4.2	(1.0)

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	(36.0)	10.6	53.8
Amortization of net loss	(7.9)	(7.2)	(1.6)

Total recognized in other comprehensive (earnings) loss	(43.9)	3.4	52.2

Total recognized in net periodic pension cost (earnings) and other comprehensive (earnings) loss	$(40.7)	$7.6	$51.2

Estimated amortization for the following year:
Amortization of net loss	$2.4	$7.7	$2.3

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2013	2012
Discount rate	4.75%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2014	$10.1
2015	11.0
2016	11.8
2017	12.6
2018	13.3
Years 2019 to 2023	79.0

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2013	2012
Equity securities	69.0%	66.0%
Debt securities	24.0%	27.0%
Real estate	7.0%	7.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2013 and 2012. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2013	2012
Level 1	$—	$—
Level 2	158.8	136.3
Level 3	96.1	91.1

Total fair value	$254.9	$227.4

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2013	2012
Fair value at January 1	$91.1	$79.6
Settlements	—	—
Unrealized gains	5.0	11.5

Fair value at December 31	$96.1	$91.1

We were not required under the Internal Revenue Code (which we refer to as IRC) to make any minimum contributions to the plan for each of the 2013 and 2012 plan years. We were required under the IRC to make minimum contributions of $0.3 million to the plan for the 2011 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2013, 2012 and 2011, we made discretionary contributions of $6.3 million, $7.2 million and $7.2 million, respectively, to the plan.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We contributed $36.8 million, $33.0 million and $30.5 million to the plan in 2013, 2012 and 2011, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $2.8 million, $2.5 million and $2.1 million to a rabbi trust maintained under the plan in 2013, 2012 and 2011, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2013 and 2012, including employee contributions and investment earnings, was $148.2 million and $116.7 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $18.1 million, $16.0 million and $12.3 million in 2013, 2012 and 2011, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2013 and 2012 were $3.1 million and $3.1 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.5 million), ($0.1 million) and $0.1 million in 2013, 2012 and 2011, respectively.

12.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2013		December 31,
		Funding	2012
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC	2.0	—	—
Clean-coal investments:
Non-controlling interest in three limited liability companies that own seven 2009 Era Clean Coal Plants	4.5	0.6	2.8
Controlling interest in three limited liability companies that own seven 2009 Era Clean Coal Plants	13.8	2.7	6.3
Non-controlling interest in six limited liability companies that own five 2011 Era Clean Coal Plants	12.1	—	13.2
Controlling interest in six limited liability companies that own eleven 2011 Era Clean Coal Plants	46.0	2.7	9.2
Controlling interest in a limited liability company that owns four 2011 Era Clean Coal Plants	2.3	—	5.1
Notes receivable and interest from co-investorrelated to the sales of three 2009 Era Plants	—	—	8.5
Other investments	3.7	5.4	3.0

Total investments	$90.4	$11.4	$54.1

Chem-Mod LLC - At December 31, 2013, we had a 46.54% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a VIE. We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2013, total assets and total liabilities of this VIE included in our consolidated balance sheet were $8.0 million and $0.8 million, respectively. For 2013, total revenues and expenses were $37.9 million and $21.2 million (including non-controlling interest of $19.2 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2013, we held a 31.52% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC - At December 31, 2013, we held a non-controlling 8% interest in C-Quest’s global operation. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. We also have options to acquire an additional 19% interest in C-Quest’s global operations for $9.5 million at any time on or prior to August 15, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which matures on May 15, 2014. The loan can be paid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global operations. If the loan is paid by delivery of the additional 4% ownership interest, our option would be reduced to 15% and the remaining purchase price would be reduced to $7.5 million.

Clean Coal Investments -

•

We have investments in limited liability companies that own 34 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the twenty plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from one of the co-investors. For nine of the plants, our ownership increased from 24.5% to 49.5%. Our investment in these plants had been accounted for under the equity method of accounting and will continue to be accounted for under the equity method. For three of the plants, our ownership went from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. For 2013, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $128.3 million and $133.5 million, respectively.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $9.6 million, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $5.0 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company based on provisional estimates of fair value using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements.

•

On September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five 2011 Era Plants. The purchase price was $4.0 million in cash plus a $10.0 million note with 3% interest due in installments through December 19, 2021. Total revenues and expenses recorded in our consolidated statement of earnings, for 2013 related to the acquisition, were $33.7 million and $36.9 million, respectively.

•

On December 13, 2013, we purchased a co-investor’s 50.5% interest in one refined fuel plant for $2.5 million in cash. After this transaction, we own 100% of this plant and consolidate its results. Total revenues and expenses recorded in our consolidated statement of earnings, for 2013 related to the acquisition, were zero and $0.1 million, respectively.

•	As of December 31, 2013:

•	Twenty-eight of the plants have long-term production contracts.

•	The remaining six plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling, minority interest in twelve plants. We also have agreements in principle with co-investors for the sale of majority ownership interests in six additional plants. We may sell ownership interests in some or all of the remaining plants to co-investors.

•

Seven of the 2009 Era Plants and five of the 2011 Era Plants that are owned by limited liability companies have been determined to be VIEs, for which we are not the primary beneficiary. At December 31, 2013, total assets and total liabilities of these VIEs were $76.3 million and $41.3 million, respectively. For 2013, total revenues and expenses of these VIEs were $342.2 million and $390.1 million, respectively.

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

•

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We plan to sell majority ownership interests in such plants to co-investors and relinquish control of the plants, thereby becoming a non-controlling, minority investor. We are currently committed to fund an additional $6.0 million under engineering and construction contracts related to moving, connecting and housing the refined coal plants that we plan to redeploy during 2014. We further estimate that we will invest an additional $30.0 million to $35.0 million to redeploy the remainder of the refined coal plants later in 2014 and into 2015, before co-investor contributions.

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

•

Until March 1, 2013, we had a promissory note from a co-investor that was received as part of the consideration for the March 1, 2010 sale of ownership interests in three of the 2009 Era Plants. The note assumed by us as part of our purchase of additional ownership interests in twelve of the 2009 Era Plants as described above.

Other Investments - At December 31, 2013, we owned a non-controlling, minority interest in five venture capital funds totaling $3.2 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2013, total assets and total liabilities of these VIEs were approximately $60.0 million and $20.0 million, respectively.

13.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at December 31, 2013 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Note purchase agreements	$100.0	$—	$50.0	$300.0	$50.0	$425.0	$925.0
Credit Agreement	530.5	—	—	—	—	—	530.5
Interest on debt	51.1	44.1	44.1	41.2	21.9	54.7	257.1

Total debt obligations	681.6	44.1	94.1	341.2	71.9	479.7	1,712.6
Operating lease obligations	74.0	65.7	53.4	42.0	28.3	86.9	350.3
Less sublease arrangements	(1.8)	(0.8)	(0.1)	—	—	—	(2.7)
Outstanding purchase obligations	22.6	15.4	9.3	0.9	0.3	—	48.5

Total contractual obligations	$776.4	$124.4	$156.7	$384.1	$100.5	$566.6	$2,108.7

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $91.3 million in 2013 and $91.0 million in each of 2012 and 2011.

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2013. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2013 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2014	2015	2016	2017	2018	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$16.0	$16.0
Financial guarantees	—	—	—	—	—	9.1	9.1
Funding commitments	8.5	—	—	—	—	2.9	11.4

Total commitments	$8.5	$—	$—	$—	$—	$28.0	$36.5

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

Since January 1, 2002, we have acquired 279 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2011 to 2013 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $462.3 million, of which $162.7 million was recorded in our consolidated balance sheet as of December 31, 2013 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2013 or 2012 that was recourse to us.

At December 31, 2013, we had posted two letters of credit totaling $9.8 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $9.0 million. At December 31, 2013, we had posted five letters of credit totaling $6.2 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2013 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
IRC Section 45 project capital commitments
Funding commitments to construct refined coal plants into permanent operations Trigger - Construction contract terms	None	None	$6.0	$—
Venture capital fund
Funding commitment to three funds - $2.5 million, $1.5 million and $1.4 million expire in 2014, 2019 and 2023, respectively Trigger - Agreed conditions met	None	None	5.4	—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2018 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us	None	None	9.8	9.0
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2018 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	4.2	—
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2018 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	2.0	—
Financial guarantee of a mortgage loan to a U.K.-based employee - expires when mortgage balance is reduced to $6.4 million Trigger - Default on mortgage payments	(1)	None	9.1	—

			$36.5	$9.0

(1)	The guarantee has no collateral. The mortgage loan has a lien on real property with an appraised value of approximately $11.0 million.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.

Litigation, Regulatory and Taxation Matters - We are the defendant in various legal actions incidental to the nature of our business, including matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. Neither the outcomes of these matters nor their effect upon our business, financial condition or results of operations can be determined at this time.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2013 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $4.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2013, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $45.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2013, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2013 consolidated balance sheet related to these indemnification obligations.

14.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Earnings before income taxes:
Domestic	$230.8	$234.7	$194.7
Foreign, principally Australia, Bermuda, Canada and the U.K.	43.7	10.6	13.1

	$274.5	$245.3	$207.8

Provision for income taxes:
Federal:
Current	$29.0	$45.4	$7.8
Deferred	(47.7)	(14.6)	38.4

	(18.7)	30.8	46.2

State and local:
Current	10.6	17.3	7.2
Deferred	(0.6)	(2.9)	5.9

	10.0	14.4	13.1

Foreign:
Current	28.5	8.7	7.4
Deferred	(13.9)	(3.6)	(3.0)

	14.6	5.1	4.4

Total provision for income taxes	$5.9	$50.3	$63.7

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$96.1	35.0	$85.9	35.0	$72.7	35.0
State income taxes - net of Federal benefit	6.5	2.4	9.4	3.8	9.8	4.7
Foreign taxes	(0.8)	(0.3)	0.9	0.4	0.6	0.3
Alternative energy, foreign and other tax credits	(93.8)	(34.2)	(45.3)	(18.5)	(13.2)	(6.4)
Foreign dividends and other permanent differences	(2.5)	(0.9)	(2.7)	(1.1)	0.2	0.1
Changes in unrecognized tax benefits related to resolution of Federal and state audits, expiration of various statutes of limitations and other items	1.5	0.5	0.6	0.2	(1.9)	(0.9)
Change in valuation allowance	0.5	0.2	0.3	0.1	(0.7)	(0.3)
Other	(1.6)	(0.6)	1.2	0.6	(3.8)	(1.8)

Provision for income taxes	$5.9	2.1	$50.3	20.5	$63.7	30.7

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2013	2012
Gross unrecognized tax benefits at January 1	$6.7	$5.8
Increases in tax positions for current year	2.9	1.7
Settlements	—	(0.3)
Lapse in statute of limitations	(1.4)	(1.6)
Increases in tax positions for prior years	2.3	1.1
Decreases in tax positions for prior years	(1.3)	—

Gross unrecognized tax benefits at December 31	$9.2	$6.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.9 million and $4.5 million at December 31, 2013 and 2012, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2013 and 2012, we had accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.6 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2013, we had been examined by the IRS through calendar year 2010. Subsequent to December 31, 2013, we have been contacted by the IRS to commence an examination of calendar years 2011 and 2012. A number of foreign, state and local examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$147.4	$112.3
Accrued and unfunded compensation and employee benefits	136.6	107.1
Compensation expense related to stock options	14.2	15.7
Investments	9.0	16.3
Accrued liabilities	30.2	27.3
Accrued pension liability	9.2	27.3
Net operating loss carryforwards	11.9	12.2
Deferred rent liability	8.2	6.2
Other	6.8	4.1

Total deferred tax assets	373.5	328.5
Valuation allowance for deferred tax assets	(8.8)	(8.3)

Deferred tax assets	364.7	320.2

Deferred tax liabilities:
Nondeductible amortizable intangible assets	184.0	139.2
Depreciable fixed assets	5.2	—
Other prepaid items	4.7	5.2
Investment-related partnerships	13.2	17.5
Accrued liabilities	2.4	2.0

Total deferred tax liabilities	209.5	163.9

Net deferred tax assets	$155.2	$156.3

At December 31, 2013 and 2012, $84.9 million and $68.4 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2013 and 2012, $5.0 million and $5.2 million, respectively, of deferred tax liabilities have been included in other current liabilities and $204.5 million and $158.7 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $108.2 million have an indefinite life, general business tax credits of $33.5 million expire, if not utilized, in 2033 and other tax credits of $5.7 million begin to expire, if not utilized, in 2018. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established primarily with respect to various state net operating loss carryforwards that may not be utilized in the future.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($224.2 million and $173.8 million at December 31, 2013 and 2012, respectively) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $35.2 million and $22.9 million at December 31, 2013 and 2012, respectively.

15.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2011	$(18.4)	$20.5	$0.1	$2.2
Net change in period	(30.6)	(16.1)	(2.7)	(49.4)

Balance as of December 31, 2011	$(49.0)	$4.4	$(2.6)	$(47.2)
Net change in period	(3.4)	16.1	1.7	14.4

Balance as of December 31, 2012	$(52.4)	$20.5	$(0.9)	$(32.8)
Net change in period	26.8	1.6	1.8	30.2

Balance as of December 31, 2013	$(25.6)	$22.1	$0.9	$(2.6)

The foreign currency translation in 2013, 2012 and 2011 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, India, Singapore and the U.K.

During 2013, 2012 and 2011, $7.9 million, $7.2 million and $1.6 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2013, 2012 and 2011, $0.9 million, $0.2 million and ($0.4 million), respectively, of expense (income) related to the fair value of derivative investments was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2013, 2012 and 2011, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

16.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2013 and 2012 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2013
Total revenues	$674.1	$779.5	$835.8	$890.2
Total expenses	631.8	682.1	750.3	840.9

Earnings before income taxes	$42.3	$97.4	$85.5	$49.3

Net earnings	$40.5	$93.5	$74.6	$60.0

Basic net earnings per share:	$0.32	$0.73	$0.57	$0.45

Diluted net earnings per share:	$0.32	$0.73	$0.57	$0.45

2012
Total revenues	$546.8	$649.9	$650.4	$673.2
Total expenses	514.3	558.8	574.1	627.8

Earnings before income taxes	$32.5	$91.1	$76.3	$45.4

Net earnings	$28.1	$71.7	$61.7	$33.5

Basic net earnings per share:	$0.24	$0.60	$0.50	$0.27

Diluted net earnings per share:	$0.24	$0.59	$0.50	$0.27

17.	Segment Information

We have three reportable operating segments: brokerage, risk management and corporate. The brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. The corporate segment manages our clean energy and other investments. This segment also holds all of our corporate debt. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments as if those segments were preparing income tax provisions on a separate company basis. Reported operating results by segment would change if different methods were applied. Financial information relating to our segments for 2013, 2012 and 2011 is as follows (in millions):

Year Ended December 31, 2013	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,553.1	$—	$—	$1,553.1
Fees	450.5	609.0	—	1,059.5
Supplemental commissions	77.3	—	—	77.3
Contingent commissions	52.1	—	—	52.1
Investment income	6.1	2.0	—	8.1
Gains on books of business sales and other	5.2	—	—	5.2
Revenue from clean coal activities	—	—	412.5	412.5
Other - net gain	—	—	11.8	11.8

Total revenues	2,144.3	611.0	424.3	3,179.6

Compensation	1,290.4	370.5	24.1	1,685.0
Operating	369.9	146.0	36.5	552.4
Cost of revenues from clean coal activities	—	—	437.3	437.3
Interest	—	—	50.1	50.1
Depreciation	31.1	19.4	2.9	53.4
Amortization	122.7	2.5	—	125.2
Change in estimated acquisition earnout payables	2.6	(0.9)	—	1.7

Total expenses	1,816.7	537.5	550.9	2,905.1

Earnings (loss) before income taxes	327.6	73.5	(126.6)	274.5
Provision (benefit) for income taxes	122.8	27.3	(144.2)	5.9

Net earnings	$204.8	$46.2	$17.6	$268.6

Net foreign exchange gain (loss)	$0.6	$—	$(0.4)	$0.2
Revenues:
United States	$1,644.8	$473.5	$424.3	$2,542.6
United Kingdom	407.0	27.4	—	434.4
Other foreign, principally Australia, Bermuda and Canada	92.5	110.1	—	202.6

Total revenues	$2,144.3	$611.0	$424.3	$3,179.6

At December 31, 2013
Identifiable assets:
United States	$3,219.6	$419.0	$783.8	$4,422.4
United Kingdom	1,819.5	58.8	—	1,878.3
Other foreign, principally Australia, Bermuda and Canada	483.6	66.9	9.3	559.8

Total identifiable assets	$5,522.7	$544.7	$793.1	$6,860.5

Goodwill - net	$2,122.9	$22.3	$—	$2,145.2
Amortizable intangible assets - net	1,061.6	17.2	—	1,078.8

Year Ended December 31, 2012	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,302.5	$—	$—	$1,302.5
Fees	403.2	568.5	—	971.7
Supplemental commissions	67.9	—	—	67.9
Contingent commissions	42.9	—	—	42.9
Investment income	7.2	3.2	—	10.4
Gains on books of business sales and other	3.9	—	—	3.9
Revenue from clean coal activities	—	—	119.6	119.6
Other - net gain	—	—	1.4	1.4

Total revenues	1,827.6	571.7	121.0	2,520.3

Compensation	1,131.6	347.0	14.8	1,493.4
Operating	312.7	137.7	32.8	483.2
Cost of revenues from clean coal activities	—	—	111.6	111.6
Interest	—	—	43.0	43.0
Depreciation	24.7	16.0	0.7	41.4
Amortization	96.2	2.8	—	99.0
Change in estimated acquisition earnout payables	3.6	(0.2)	—	3.4

Total expenses	1,568.8	503.3	202.9	2,275.0

Earnings (loss) before income taxes	258.8	68.4	(81.9)	245.3
Provision (benefit) for income taxes	103.0	25.9	(78.6)	50.3

Net earnings (loss)	$155.8	$42.5	$(3.3)	$195.0

Net foreign exchange loss	$(1.6)	$(0.1)	$(0.2)	$(1.9)
Revenues:
United States	$1,431.6	$453.5	$121.0	$2,006.1
United Kingdom	324.1	28.2	—	352.3
Other foreign, principally Australia, Bermuda and Canada	71.9	90.0	—	161.9

Total revenues	$1,827.6	$571.7	$121.0	$2,520.3

At December 31, 2012
Identifiable assets:
United States	$2,637.1	$390.9	$647.9	$3,675.9
United Kingdom	1,117.6	52.4	—	1,170.0
Other foreign, principally Australia, Bermuda and Canada	442.1	55.3	9.0	506.4

Total identifiable assets	$4,196.8	$498.6	$656.9	$5,352.3

Goodwill - net	$1,451.4	$21.3	$—	$1,472.7
Amortizable intangible assets - net	791.6	18.0	—	809.6

Year Ended December 31, 2011	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,127.4	$—	$—	$1,127.4
Fees	324.1	546.1	—	870.2
Supplemental commissions	56.0	—	—	56.0
Contingent commissions	38.1	—	—	38.1
Investment income	5.4	2.7	—	8.1
Gains on books of business sales and other	5.5	—	—	5.5
Revenues from clean coal activities	—	—	29.2	29.2
Other - net gain	—	—	0.2	0.2

Total revenues	1,556.5	548.8	29.4	2,134.7

Compensation	968.4	344.1	13.6	1,326.1
Operating	267.3	135.8	15.9	419.0
Cost of revenues from clean coal activities	—	—	32.0	32.0
Interest	—	—	40.8	40.8
Depreciation	21.2	14.2	0.5	35.9
Amortization	77.0	2.3	—	79.3
Change in estimated acquisition earnout payables	(6.2)	—	—	(6.2)

Total expenses	1,327.7	496.4	102.8	1,926.9

Earnings (loss) before income taxes	228.8	52.4	(73.4)	207.8
Provision (benefit) for income taxes	88.6	19.1	(44.0)	63.7

Net earnings (loss)	$140.2	$33.3	$(29.4)	$144.1

Net foreign exchange loss	$—	$—	$(0.2)	$(0.2)
Revenues:
United States	$1,266.2	$429.5	$29.4	$1,725.1
United Kingdom	236.2	24.3	—	260.5
Other foreign, principally Australia, Bermuda and Canada	54.1	95.0	—	149.1

Total revenues	$1,556.5	$548.8	$29.4	$2,134.7

At December 31, 2011
Identifiable assets:
United States	$2,215.3	$384.5	$602.7	$3,202.5
United Kingdom	874.8	71.4	—	946.2
Other foreign, principally Australia, Bermuda and Canada	256.5	73.2	5.1	334.8

Total identifiable assets	$3,346.6	$529.1	$607.8	$4,483.5

Goodwill - net	$1,136.6	$18.7	$—	$1,155.3
Amortizable intangible assets - net	542.3	19.2	—	561.5

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report, dated February 7, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 7, 2014

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded eighteen of the thirty-one entities acquired in 2013, which are included in our 2013 consolidated financial statements. Collectively, these acquired entities constituted approximately 6.2% of total assets as of December 31, 2013 and approximately 2.3% of total revenues and approximately 1.3% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 7, 2014

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eighteen of the thirty-one entities acquired in 2013, which are included in the 2013 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 6.2% of total assets as of December 31, 2013 and approximately 2.3% of total revenues and approximately 1.3% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Arthur J. Gallagher & Co. and our report dated February 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 7, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2013, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2013. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2014 Proxy Statement will include the information required by this item under the headings “Proposal 1 – Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2014 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2014 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2014 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2014 Proxy Statement will include the information required by this item under the heading “Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2013.

(b)	Consolidated Balance Sheet as of December 31, 2013 and 2012.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2013.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2013.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II – Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 21, 2014.

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 22, 2014.

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2013, by and among Arthur J. Gallagher & Co., Bollinger Holdings, Inc., Bollinger, Inc., JPGAC, LLC, Evercore Capital Partners II L.P., Evercore Partners Inc. and Management Group, LLC (incorporated by reference to the same exhibit number to the post-effective amendment No. 2 to our Form S-4 Registration Statement dated September 6, 2013, File No. 333-188651).

2.2	Share Purchase Agreement, dated September 4, 2013, between Gallagher, Giles and the Seller (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated September 6, 2013, File No. 1 09761).

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

4.1	Multicurrency Credit Agreement, dated as of September 19, 2013, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents and U.S. Bank National Association, as documentation agent (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated September 19, 2013, File No. 1-09761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-09761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-09761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

*10.30	The Arthur J. Gallagher & Co. Employee Stock Purchase Plan, amended and restated as of September 17, 2012 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2012, File No. 1-09761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-09761).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto. The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 2014.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of February, 2014 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/S/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
William L. Bax

* FRANK E. ENGLISH, JR.	Director
Frank E. English, Jr.

*ELBERT O. HAND	Director
Elbert O. Hand

*DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. MC CURDY	Director
Kay W. Mc Curdy

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

* JAMES R. WIMMER	Director
James R. Wimmer

*By:	/s/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2013
Allowance for doubtful accounts	$6.6	$2.7	$(2.6	)(1)	$6.7
Allowance for estimated policy cancellations	4.0	(0.2)	0.4	(2)	4.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	419.3	125.2	(0.4	)(3)	544.1

Year ended December 31, 2012
Allowance for doubtful accounts	$4.8	$1.0	$0.8	(1)	$6.6
Allowance for estimated policy cancellations	5.2	(1.6)	0.4	(2)	4.0
Accumulated amortization of expiration lists, noncompete agreements and trade names	321.3	99.0	(1.0	)(3)	419.3

Year ended December 31, 2011
Allowance for doubtful accounts	$4.4	$0.5	$(0.1	)(1)	$4.8
Allowance for estimated policy cancellations	4.3	0.9	—	(2)	5.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	247.7	79.3	(5.7	)(3)	321.3

(1)	Net activity of bad debt write offs and recoveries.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

Exhibit Index

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 21, 2014.

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 22, 2014.

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.