Form 10-Q
period 2014-03-31
GALLAGHER ARTHUR J & CO
filed 2014-04-24
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of April 17, 2014 was approximately 157,096,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2014	2013
Commissions	$411.5	$326.8
Fees	257.2	239.7
Supplemental commissions	25.4	17.3
Contingent commissions	32.2	22.5
Investment income	1.3	1.3
Gains on books of business sales	1.0	0.4
Revenues from clean coal activities	166.4	57.0
Other net revenues	20.0	9.1

Total revenues	915.0	674.1

Compensation	466.3	383.9
Operating	157.2	133.8
Cost of revenues from clean coal activities	171.0	58.1
Interest	16.2	11.2
Depreciation	14.8	10.8
Amortization	38.1	29.6
Change in estimated acquisition earnout payables	5.1	4.4

Total expenses	868.7	631.8

Earnings before income taxes	46.3	42.3
Provision (benefit) for income taxes	(3.0)	1.8

Net earnings	$49.3	$40.5

Basic net earnings per share	$0.37	$0.32
Diluted net earnings per share	0.36	0.32
Dividends declared per common share	0.36	0.35

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended March 31,
	2014	2013
Net earnings	$49.3	$40.5
Change in pension liability, net of taxes	0.2	1.1
Foreign currency translation	8.8	(23.1)
Change in fair value of derivative investments, net of taxes	0.5	(0.2)

Comprehensive earnings	$58.8	$18.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$739.2	$298.1
Restricted cash	915.9	1,027.4
Premiums and fees receivable	1,253.4	1,288.8
Other current assets	289.5	261.3

Total current assets	3,198.0	2,875.6
Fixed assets - net	165.9	160.4
Deferred income taxes	292.9	279.8
Other noncurrent assets	383.0	320.7
Goodwill - net	2,142.0	2,145.2
Amortizable intangible assets - net	1,093.8	1,078.8

Total assets	$7,275.6	$6,860.5

Premiums payable to insurance and reinsurance companies	$1,974.7	$2,154.7
Accrued compensation and other accrued liabilities	471.9	370.6
Unearned fees	86.6	84.5
Other current liabilities	33.0	44.5
Corporate related borrowings - current	467.4	630.5

Total current liabilities	3,033.6	3,284.8
Corporate related borrowings - noncurrent	1,425.0	825.0
Other noncurrent liabilities	672.8	665.2

Total liabilities	5,131.4	4,775.0

Stockholders’ equity:
Common stock - issued and outstanding 135.1 shares in 2014 and 133.6 shares in 2013	135.1	133.6
Capital in excess of par value	1,405.3	1,358.1
Retained earnings	596.9	596.4
Accumulated other comprehensive earnings (loss)	6.9	(2.6)

Total stockholders’ equity	2,144.2	2,085.5

Total liabilities and stockholders’ equity	$7,275.6	$6,860.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$49.3	$40.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(21.0)	(9.6)
Depreciation and amortization	52.9	40.4
Change in estimated acquisition earnout payables	5.1	4.4
Amortization of deferred compensation and restricted stock	4.8	2.2
Stock-based and other noncash compensation expense	2.4	0.9
Effect of changes in foreign exchange rates	(0.2)	(0.2)
Net change in restricted cash	117.8	33.2
Net change in premiums receivable	47.8	22.6
Net change in premiums payable	(195.1)	(35.6)
Net change in other current assets	(20.6)	(51.4)
Net change in accrued compensation and other accrued liabilities	111.1	41.9
Net change in fees receivable/unearned fees	(6.7)	(7.7)
Net change in income taxes payable	(5.6)	(2.0)
Net change in deferred income taxes	(16.1)	(7.4)
Net change in other noncurrent assets and liabilities	(49.8)	(21.0)

Net cash provided by operating activities	76.1	51.2

Cash flows from investing activities:
Net additions to fixed assets	(19.8)	(9.3)
Cash paid for acquisitions, net of cash acquired	(23.6)	(18.6)
Net proceeds from sales of operations/books of business	2.0	0.4
Net funding of investment transactions	(3.1)	(5.3)

Net cash used by investing activities	(44.5)	(32.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	18.1	27.0
Tax impact from issuance of common stock	3.8	4.0
Dividends paid	(49.3)	(44.2)
Borrowings on line of credit facility	367.4	18.0
Repayments on line of credit facility	(530.5)	(97.0)
Borrowings of corporate related long-term debt	600.0	—

Net cash provided (used) by financing activities	409.5	(92.2)

Effect of changes in foreign exchange rates on cash and cash equivalents	—	(4.3)

Net increase (decrease) in cash and cash equivalents	441.1	(78.1)
Cash and cash equivalents at beginning of period	298.1	302.1

Cash and cash equivalents at end of period	$739.2	$224.0

Supplemental disclosures of cash flow information:
Interest paid	$19.5	$17.6
Income taxes paid	15.2	9.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive Earnings
	Shares	Amount	Par Value		(Loss)	Total
Balance at December 31, 2013	133.6	$133.6	$1,358.1	$596.4	$(2.6)	$2,085.5
Net earnings	—	—	—	49.3	—	49.3
Change in pension liability, net of taxes of $0.1 million	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	8.8	8.8
Change in fair value of derivative instruments, net of taxes of $0.3 million	—	—	—	—	0.5	0.5
Compensation expense related to stock option plan grants	—	—	1.3	—	—	1.3
Tax impact from issuance of common stock	—	—	3.8	—	—	3.8
Common stock issued in:
Eleven purchase transactions	0.7	0.7	33.2	—	—	33.9
Stock option plans	0.6	0.6	15.4	—	—	16.0
Employee stock purchase plan	0.1	0.1	2.0	—	—	2.1
Deferred compensation and restricted stock	0.1	0.1	(9.6)	—	—	(9.5)
Other compensation expense	—	—	1.1	—	—	1.1
Cash dividends declared on common stock	—	—	—	(48.8)	—	(48.8)

Balance at March 31, 2014	135.1	$135.1	$1,405.3	$596.9	$6.9	$2,144.2

See notes to consolidated financial statements.

Notes to March 31, 2014 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 25 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2013 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain reclassifications have been made to the amounts reported in the prior year’s unaudited consolidated financial statements in order to conform to the current year presentation.

In the preparation of our unaudited consolidated financial statements as of March 31, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (which we refer to as the FASB) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides explicit guidance on the presentation of certain unrecognized tax benefits in the financial statements that did not previously exist. The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This new guidance was effective for annual and interim periods beginning after December 15, 2013. Management adopted the new guidance effective January 1, 2014. The impact of the new guidance upon adoption was not material to our 2014 consolidated financial statements.

3. Business Combinations

During the three-month period ended March 31, 2014, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Benefit Development Group, Inc. (BDG) February 1, 2014	46	$2.0	$0.7	$—	$0.1	$0.6	$3.4	$2.0
Kent, Kent & Tingle (KKT) February 1, 2014	229	9.1	3.5	—	1.4	3.5	17.5	7.8
L&R Benefits, LLC (LR) March 1, 2014	115	5.3	1.8	—	0.1	1.0	8.2	6.0
Spataro Insurance Agency, Inc. (SIA) March 1, 2014	47	2.0	—	—	0.2	0.4	2.6	0.6
Tudor Risk Services, LLC (TRS) March 1, 2014	—	—	2.1	—	0.2	0.1	2.4	1.3
Four other acquisitions completed in 2014	78	3.3	5.4	—	0.3	0.6	9.6	3.5

	515	$21.7	$13.5	$—	$2.3	$6.2	$43.7	$21.2

On April 1, 2014, we signed and closed on an agreement to acquire the Oval Group of Companies (which we refer to as Oval). Under the agreement, we agreed to purchase all of the outstanding equity of Oval for net cash consideration of approximately $331.0 million, which includes approximately $3.5 million held back and placed into escrow for three years as partial security for warranty obligations under the agreement and approximately $8.3 million held back and placed into escrow for approximately three months as partial security for adjustments to the acquired balance sheet. Oval was an independent commercial insurance broker operating out of 24 offices throughout the U.K., with over 1,000 employees.

On April 6, 2014, we signed an agreement to acquire the Wesfarmers Insurance Brokerage operations (which we refer to as the Wesfarmers transaction). The Wesfarmers transaction, which includes the OAMPS businesses in Australia and the U.K., Crombie Lockwood in New Zealand and the associated premium funding operations, is subject to regulatory approval and is expected to close during the second or third quarter of 2014. Under the agreement, we agreed to purchase all of the outstanding shares of these three operating companies for net cash consideration of approximately $933.0 million. The Wesfarmers Insurance Brokerage operations have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K. We entered into a A$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Wesfarmers Insurance Brokerage operations. The derivative investment contract will expire by June 16, 2014.

On April 16, 2014, we closed on a secondary public offering of our common stock whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts, of $911.9 million (excludes expenses related to this offering). We intend to use the net proceeds of the offering to fund a portion of our acquisition of the Wesfarmers Insurance Brokerage operations and, to the extent that any proceeds remain thereafter, or the acquisition is not completed, for the repayment of amounts borrowed under our line of credit to finance the acquisition of Oval and for general corporate purposes, including other acquisitions.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 10.0% for our 2014 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.0% for all of our 2014 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During each of the three-month periods ended March 31, 2014 and 2013, we recognized $3.3 million and $2.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2014 and 2013, we recognized $1.8 million and $1.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for twenty-one and seventeen acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $460.2 million as of March 31, 2014, of which $156.8 million was recorded in our consolidated balance sheet as of March 31, 2014, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2014 (in millions):

	BDG	KKT	LR	SIA	TRS	Four Other Acquisitions	Total
Cash	$—	$0.2	$—	$—	$—	$0.1	$0.3
Other current assets	—	0.1	0.1	0.4	0.2	—	0.8
Fixed assets	—	—	—	—	—	—	—
Noncurrent assets	—	—	—	—	—	4.1	4.1
Goodwill	2.2	8.5	4.9	1.9	0.7	2.0	20.2
Expiration lists	1.1	8.4	3.0	1.2	1.5	3.2	18.4
Non-compete agreements	0.1	0.4	0.2	—	0.1	0.2	1.0

Total assets acquired	3.4	17.6	8.2	3.5	2.5	9.6	44.8

Current liabilities	—	0.1	—	0.4	0.1	—	0.6
Noncurrent liabilities	—	—	—	0.5	—	—	0.5

Total liabilities assumed	—	0.1	—	0.9	0.1	—	1.1

Total net assets acquired	$3.4	$17.5	$8.2	$2.6	$2.4	$9.6	$43.7

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $20.2 million, $18.4 million and $1.0 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 8.0% to 10.0%, respectively, for our 2013 acquisitions, for which a valuation was performed in the three-month period ended March 31, 2014. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 13.0% to 14.5% for our 2013 acquisitions, for which a valuation was performed in the three-month period ended March 31, 2014. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, one to five years for non-compete agreements and three to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month periods ended March 31, 2014 and 2013, we wrote off $0.6 million and $1.8 million, respectively, of amortizable intangible assets related to the brokerage segment.

Of the $18.4 million of expiration lists and $1.0 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2014, $1.2 million and $0.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $0.5 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2014 related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2014 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2013 (in millions, except per share data):

	Three-month period ended March 31,
	2014	2013
Total revenues	$916.8	$677.8
Net earnings	49.5	40.9
Basic net earnings per share	0.37	0.32
Diluted net earnings per share	0.36	0.32

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2013, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the three-month period ended March 31, 2014 totaled approximately $17.8 million. For the three-month period ended March 31, 2014, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2014 in the aggregate, were $2.2 million and $0.4 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at March 31, 2014 and December 31, 2013 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2014
United States	$1,485.1	$20.2	$—	$1,505.3
United Kingdom	569.8	2.1	—	571.9
Other foreign, principally Australia and Canada	64.8	—	—	64.8

Total goodwill - net	$2,119.7	$22.3	$—	$2,142.0

At December 31, 2013
United States	$1,449.6	$20.2	$—	$1,469.8
United Kingdom	595.1	2.1	—	597.2
Other foreign, principally Australia and Canada	78.2	—	—	78.2

Total goodwill - net	$2,122.9	$22.3	$—	$2,145.2

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2014 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Balance as of December 31, 2013	$2,122.9	$22.3	$—	$2,145.2
Goodwill acquired during the period	20.2	—	—	20.2
Goodwill adjustments due to appraisals and other acquisition adjustments	(28.9)	—	—	(28.9)
Goodwill written-off related to sales of business	(0.6)	—	—	(0.6)
Foreign currency translation adjustments during the period	6.1	—	—	6.1

Balance as of March 31, 2014	$2,119.7	$22.3	$—	$2,142.0

Major classes of amortizable intangible assets at March 31, 2014 and December 31, 2013 consist of the following (in millions):

	March 31,	December 31,
	2014	2013
Expiration lists	$1,620.3	$1,563.5
Accumulated amortization - expiration lists	(548.3)	(511.3)

	1,072.0	1,052.2

Non-compete agreements	33.1	37.3
Accumulated amortization - non-compete agreements	(26.3)	(25.9)

	6.8	11.4

Trade names	22.4	22.1
Accumulated amortization - trade names	(7.4)	(6.9)

	15.0	15.2

Net amortizable assets	$1,093.8	$1,078.8

Estimated aggregate amortization expense for each of the next five years is as follows:

2014 (remaining nine months)	$111.3
2015	143.7
2016	138.2
2017	130.1
2018	118.8

Total	$642.1

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

We are a party to a note purchase agreement dated December 20, 2013, with certain accredited institutional investors, pursuant to which we issued and sold $325.0 million in aggregate principal amount of our 4.58% Senior Notes, Series H, due February 27, 2024, $175.0 million in aggregate principal amount of our 4.73% Senior Notes, Series I, due February 27, 2026 and $100.0 million in aggregate principal amount of our 4.98% Senior Notes, Series J, due February 27, 2029. These notes require semi-annual payments of interest that are due in February and August of each year. The funding of this note purchase agreement occurred on February 27, 2014. We incurred approximately $1.4 million of debt acquisition costs that was capitalized and will be amortized on a pro rata basis over the life of the debt.

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

The note purchase agreements contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2014. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of our Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2014. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At March 31, 2014, $21.1 million of letters of credit (for which we had $9.0 million of liabilities recorded at March 31, 2014) were outstanding under the Credit Agreement. There were $367.4 million of borrowings outstanding under the Credit Agreement at March 31, 2014. Accordingly, as of March 31, 2014, $211.5 million remained available for potential borrowings under the Credit Agreement, of which $53.9 million may be in the form of additional letters of credit.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of March 31, 2014.

The following is a summary of our corporate debt (in millions):

	March 31,	December 31,
	2014	2013
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	—
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	—

Total Note Purchase Agreements	1,525.0	925.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	367.4	530.5

	$1,892.4	$1,455.5

The fair value of the $1,525.0 million in debt under the note purchase agreements at March 31, 2014 was $1,605.1 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes. The estimated fair value of the $367.4 million of borrowings outstanding under our Credit Agreement approximates their carrying value due to their short-term duration and variable interest rates.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2014	2013
Net earnings	$49.3	$40.5

Weighted average number of common shares outstanding	134.2	126.1
Dilutive effect of stock options using the treasury stock method	1.6	1.4

Weighted average number of common and common equivalent shares outstanding	135.8	127.5

Basic net earnings per share	$0.37	$0.32

Diluted net earnings per share	$0.36	$0.32

Options to purchase 0.4 million and 1.7 million shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

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

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares is reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or the 2009 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by us to pay withholding taxes, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.2 million at March 31, 2014. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to performance units granted during any fiscal year to any person is $3.0 million.

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

On March 12, 2014, the compensation committee granted 1,923,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2017, 2018 and 2019, respectively. On March 13, 2013, the compensation committee granted 1,665,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. The 2014 and 2013 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended March 31, 2014 and 2013, we recognized $1.3 million and $0.9 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013
Expected dividend yield	3.0%	3.5%
Expected risk-free interest rate	1.8%	1.2%
Volatility	28.9%	29.6%
Expected life (in years)	5.5	6.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2014 and 2013, as determined on the grant date using the Black-Scholes option pricing model, was $9.66 and $7.51, respectively.

The following is a summary of our stock option activity and related information for 2014 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2014
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	8.3	$31.35
Granted	1.9	46.87
Exercised	(0.5)	29.29
Forfeited or canceled	—	—

Ending balance	9.7	$34.57	4.23	$125.6

Exercisable at end of period	3.9	$27.46	2.10	$78.0

Ending vested and expected to vest	9.5	$34.42	4.19	$124.6

Options with respect to 5.6 million shares (less any shares of restricted stock issued under the LTIP - see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2014.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2014 and 2013 was $9.3 million and $10.4 million, respectively. As of March 31, 2014, we had approximately $37.2 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2014 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.58 - $ 27.25	2.7	2.30	$25.84	2.2	$25.83
27.35 - 30.95	2.0	2.30	29.79	1.6	29.58
31.24 - 35.95	1.4	4.85	35.62	0.1	32.34
39.17 - 39.17	1.7	5.95	39.17	—	—
46.87 - 46.87	1.9	6.95	46.87	—	—

$ 10.58 - $ 46.87	9.7	4.23	$34.57	3.9	$27.46

8. Deferred Compensation

We have a Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the Age 62 Plan, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the Age 62 Plan, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. Distributions under the Age 62 Plan may not normally be made until the participant reaches age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. All contributions to the plan deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

Our common stock that is issued to or purchased by the rabbi trust as a contribution under the Age 62 Plan is valued at historical cost, which equals its fair market value at the date of grant or date of purchase. When common stock is issued or purchased, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.

In the first quarter of each of 2014 and 2013, the compensation committee approved $9.2 million and $8.0 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in first quarter 2014 and second quarter 2013, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2014 and 2013 awards. During the three-month periods ended March 31, 2014 and 2013, we charged $1.4 million and $1.5 million, respectively, to compensation expense related to these awards.

At March 31, 2014 and December 31, 2013, we recorded $36.2 million (related to 2.3 million shares) and $26.3 million (related to 2.1 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at March 31, 2014 and December 31, 2013 was $107.1 million and $96.4 million, respectively. During the three-month period ended March 31, 2013, cash and equity awards with an aggregate fair value of $0.7 million were vested and distributed to executives under the Age 62 Plan. There were no distributions from the Age 62 Plan during the three-month period ended March 31, 2014.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards, with full vesting after thirteen months from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2014 and 2013, the compensation committee approved

$2.9 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2014 and second quarter 2013, respectively. During the three-month periods ended March 31, 2014 and 2013, we charged $0.8 million and $0.2 million, respectively, to compensation expense related to these awards.

9. Restricted Stock, Performance Share and Cash Awards

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

The agreements awarding restricted stock units will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.2 million. At March 31, 2014, 0.2 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2014 and 2013, we granted 323,600 and 345,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $15.2 million and $13.5 million, respectively, at the date of grant. These 2014 and 2013 awards of restricted stock units vest as follows: 323,600 units granted in first quarter 2014 and 345,000 units granted in first quarter 2013, vest in full based on continued employment through March 12, 2018 and March 13, 2017, respectively. For certain of our executive officers age 55 or older, restricted stock units awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2014 and 2013, we charged $2.6 million and $1.9 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2014. The total intrinsic value of unvested restricted stock units at March 31, 2014 and 2013 was $59.8 million and $45.5 million, respectively. During the three-month periods ended March 31, 2014 and 2013, equity awards (including accrued dividends) with an aggregate fair value of $8.7 million and $7.7 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 12, 2014, pursuant to the LTIP, the compensation committee approved provisional performance unit awards totaling 48,800 in the aggregate, with an aggregate fair value of $2.3 million, for future grants to our officers, each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2017. For certain of our executive officers age 55 or older, awards granted in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

Cash Awards

On March 12, 2014, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017. For certain of our executive officers age 55 or older, awards granted under the Program in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2016, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2017. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2014 related to the 2014 provisional award under the Program.

On March 13, 2013, pursuant to the Program, the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2013 provisional award were similar to the terms for the 2014 provisional award. Based on our performance for 2013, we granted 263,000 units under the Program in first quarter 2014 that will fully vest on January 1, 2016. During the three-month period ended March 31, 2014, we charged $1.5 million to compensation expense related to these awards. We did not recognize any compensation expense during 2013 related to the 2013 awards.

On March 16, 2012, pursuant to the Program, the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grant to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2012 provisional award were similar to the terms for the 2014 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in first quarter 2013 that will fully vest on January 1, 2015. During the three-month periods ended March 31, 2014 and 2013, we charged $2.7 million and 1.7 million, respectively, to compensation expense related to the 2012 awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved provisional cash awards of $14.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms for the 2014 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that fully vested on January 1, 2014. During the three-month period ended March 31, 2013, we charged $2.0 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2011 awards.

During the three-month period ended March 31, 2014, cash awards related to the 2011 provisional award with an aggregate fair value of $17.6 million (0.4 million units in the aggregate) were vested and distributed to employees under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2014	2013
Service cost	$0.1	$0.1
Interest cost on benefit obligation	3.2	2.9
Expected return on plan assets	(4.7)	(4.3)
Amortization of net actuarial loss	0.6	2.0

Net periodic benefit (earnings) cost	$(0.8)	$0.7

We are not required under the IRC to make any minimum contributions to the plan for the 2014 plan year or and the 2013 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the three-month period ended March 31 2013, we made discretionary contributions of $2.1 million to the plan. We did not make any discretionary contributions to the plan during the three-month period ended March 31, 2014.

11. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	March 31, 2014		December 31,
		Funding	2013
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technologies LLC and C-Quest Technologies International LLC	—	—	2.0
Clean-coal investments
Controlling interest in five limited liability companies that own fourteen 2009 Era Clean Coal Plants	24.4	1.6	18.3
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	1.1	—	1.1
Controlling interest in twelve limited liability companies that own fifteen 2011 Era Clean Coal Plants	65.5	0.1	57.0
Controlling interest in a limited liability company that owns four 2011 Era Clean Coal Plants	2.2	—	2.3
Other investments	3.1	2.9	3.7

Total investments	$102.3	$4.6	$90.4

Chem-Mod LLC - At March 31, 2014, we held a 46.54% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At March 31, 2014, total assets and total liabilities of this VIE included in our consolidated balance sheet were $9.5 million and $0.7 million, respectively. For the three-month period ended March 31, 2014, total revenues and expenses were $16.8 million and $9.2 million (including non-controlling interest of $8.8 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At March 31, 2014, we held a 31.52% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technologies LLC and C-Quest Technologies International LLC - At March 31, 2014, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. Prior to August 1, 2013, we had options to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our option is reduced to 15% and the remaining purchase price is reduced to $7.5 million.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended March 31, 2014 related to this acquisition, were $38.6 million and $40.5 million, respectively.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $9.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $5.0 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these unaudited consolidated financial statements.

•

On September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five 2011 Era Plants. The purchase price was $4.0 million in cash plus a $10.0 million note with 3% interest due in installments through December 19, 2021. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended March 31, 2014 related to this acquisition, were $19.3 million and $21.6 million, respectively.

•

On March 1, 2014, we purchased an additional ownership interest in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. For all seven of the 2009 Era plants, our ownership increased from 49.5% to 100.0%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three month period ended March 31, 2014 related to this acquisition were $48.7 million and $56.7 million, respectively.

•

We received $0.5 million from our co-investor as part of the acquisition transaction in addition to receiving the additional ownership interests. We recognized a gain of $22.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which resulted from a provisional estimate of the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets, $0.3 million of other assets and other liabilities of $4.5 million in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability companies was $15.5 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company based on provisional estimates of fair value using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements.

•	As of March 31, 2014:

•	Twenty-eight of the plants have long-term production contracts.

•	The remaining six plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At March 31, 2014, total assets and total liabilities of this VIE were $9.6 million and $6.4 million, respectively. For the three-month period ended March 31, 2014, total revenues and expenses of this VIE were $12.3 million and $15.0 million, respectively.

•

We may sell ownership interests in some or all of the plants to co-investors and relinquish control of the plants, thereby becoming a non-controlling, minority investor. In any limited liability company where we are a non-controlling, minority investor, the membership agreement for the operations contains provisions that preclude an individual member from being able to make major decisions that would denote control. As of any date we become a non-controlling, minority investor, we deconsolidate the entity and subsequently account for the investment using equity method accounting.

•

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We are currently committed to fund an additional $1.7 million under engineering and construction contracts related to moving, connecting and housing the refined coal plants that we plan to redeploy during 2014. We further estimate that we will invest an additional $30.0 million to $35.0 million to redeploy the remainder of the refined coal plants later in 2014 and into 2015, before any co-investor contributions.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

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

Other Investments - At March 31, 2014, we owned a non-controlling, minority interest in five venture capital funds totaling $2.6 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At March 31, 2014, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, operating leases and purchase commitments at March 31, 2014 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Note purchase agreements	$100.0	$—	$50.0	$300.0	$50.0	$1,025.0	$1,525.0
Credit Agreement	367.4	—	—	—	—	—	367.4
Interest on debt	47.3	72.3	72.3	69.4	50.1	251.2	562.6

Total debt obligations	514.7	72.3	122.3	369.4	100.1	1,276.2	2,455.0
Operating lease obligations	57.8	69.5	56.8	45.2	31.2	91.5	352.0
Less sublease arrangements	(1.9)	(0.9)	(0.2)	(0.1)	—	—	(3.1)
Outstanding purchase obligations	18.1	15.8	9.4	0.9	0.3	—	44.5

Total contractual obligations	$588.7	$156.7	$188.3	$415.4	$131.6	$1,367.7	$2,848.4

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

Outstanding Purchase Obligations - As a service company, we typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2014. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2014 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2014	2015	2016	2017	2018	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	—	—	—	—	—	9.1	9.1
Funding commitments	1.7	—	—	—	—	2.9	4.6

Total commitments	$1.7	$—	$—	$—	$—	$33.1	$34.8

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

Since January 1, 2002, we have acquired 288 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2011 to 2014 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $460.2 million, of which $156.8 million was recorded in our consolidated balance sheet as of March 31, 2014 based on the estimated fair value of the expected future payments to be made. See Note 3 to these unaudited consolidated financial statements for a discussion of our funding commitments related to two large acquisition agreements we signed in April 2014.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2014 or December 31, 2013 that was recourse to us.

At March 31, 2014, we had posted two letters of credit totaling $9.8 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $9.0 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2014, we had posted six letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. At March 31, 2014, we had posted one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program. These letters of credit have never been drawn upon.

Litigation, Regulatory and Taxation Matters - We are the defendant in various legal actions incidental to the nature of our business including matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. Neither the outcomes of these matters nor their effect upon our business, financial condition or results of operations can be determined at this time.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2014 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.4 million and below the upper end of the actuarial range by $4.4 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnities. At March 31, 2014, the maximum potential amount of future payments that we could be required to make under these indemnification totaled approximately $45.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At March 31, 2014, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our March 31, 2014 consolidated balance sheet related to these indemnification obligations.

13. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Earnings (Loss)
Balance as of December 31, 2013	$(25.6)	$22.1	$0.9	$(2.6)
Net change in period	0.2	8.8	0.5	9.5

Balance as of March 31, 2014	$(25.4)	$30.9	$1.4	$6.9

The foreign currency translation during the three-month period ended March 31, 2014 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, Singapore, New Zealand and the U.K.

During the three-month periods ended March 31, 2014 and 2013, $0.6 million and $2.0 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the three-month periods ended March 31, 2014 and 2013, $0.2 million and $0.2 million, respectively, of expense related to the fair value of derivative investments was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the three-month periods ended March 31, 2014 and 2013, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local country statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for the three-month periods ended March 31, 2014 and 2013 is as follows (in millions):

	Three-month period
	ended March 31,
	2014	2013
Brokerage
Total revenues	$568.6	$454.4

Earnings before income taxes	$50.4	$40.6

Identifiable assets at March 31, 2014 and 2013	$5,799.1	$3,953.8

Risk Management
Total revenues	$160.0	$153.6

Earnings before income taxes	$19.0	$21.5

Identifiable assets at March 31, 2014 and 2013	$571.4	$503.9

Corporate
Total revenues	$186.4	$66.1

Loss before income taxes	$(23.1)	$(19.8)

Identifiable assets at March 31, 2014 and 2013	$905.1	$767.4

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2014, and the related consolidated statements of earnings and comprehensive earnings for the three-month periods ended March 31, 2014 and 2013, the consolidated statement of cash flows for the three-month periods ended March 31, 2014 and 2013, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 7, 2014. In our opinion, the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 24, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2014. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2013.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; and closing the Wesfarmers insurance brokerage acquisition and integrating such business. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Many factors could affect our actual results, and variances from our current expectations regarding such factors could cause actual results to differ materially from those expressed in our forward-looking statements. Potential factors that could impact results include:

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

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Damage to our reputation if clients are not satisfied with our services;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions;

•	Volatility of the price of our common stock;

•	Failure to successfully integrate the Wesfarmers insurance brokerage business and operations or fully realize synergies from such acquisition in the expected time frame; and

•	Share sale agreement for the Wesfarmers acquisition may be terminated in accordance with its terms and such acquisition may not be completed.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Forward-looking statements speak only as of the date that they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, or the SEC, including this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and any reports we file with the SEC in the future.

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

Adjusted presentation - We believe that the adjusted presentations of the current and prior year information presented on the following pages provides stockholders and other interested persons with useful information regarding certain of our financial metrics that will assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, South Australia and claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

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

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, New Zealand earthquake claims administration, South Australia and claim portfolio transfer ramp up fees/costs, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, South Australia and claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in organic growth excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of South Australia ramp up fees, New Zealand earthquake claims administration and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and First Quarter 2014 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2013 and into 2014, we have expanded and expect to continue to expand our international operations through both acquisitions and organic growth. We generate approximately 75% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 25% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, Singapore, New Zealand and the U.K. (based on first quarter 2014 revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2014 compared to 2013, given the number and size of the non-U.S. acquisitions that we made in the latter part of 2013 and in 2014 (as well as the anticipated Wesfarmers transaction described below). We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 17% and 21%, respectively, to revenues during the three-month period ended March 31, 2014. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in each of the last thirteen quarterly periods in both the brokerage and risk management segments. Based on our experience, we believe we are seeing continued evidence of moderate rate increases and our customers are increasingly optimistic about their business prospects. The first quarter 2014 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey had not been published as of the filing date of this report, but we anticipate that the trends evident in the fourth quarter 2013 survey continued into the first quarter 2014. The fourth quarter 2013 CIAB survey indicated that rates were up, on average 2.1% across all sized accounts, which was down from the 3.4% reported for the third quarter 2013 survey. The fourth quarter 2013 survey indicated that the 2013 year ended with a slight slowdown of commercial property/casualty pricing increases, which indicates that the overall firming market appears to have moderated during the second half of 2013 and this trend could continue into 2014. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S.

Our operating results improved in first quarter 2014 compared to the same period in 2013 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 25% and 24%, respectively, base organic commission and fee revenues were up 3.3%, net earnings were up 33%, adjusted EBITDAC was up 34% and adjusted EBITDAC margins were up 150 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were up 4% and 7%, respectively, organic fees were up 6.0%, net earnings were down 13%, adjusted EBITDAC was up 8% and adjusted EBITDAC margins were up 10 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 20%, organic commissions and fee revenues were up 4.0%, net earnings were up 16%, adjusted EBITDAC was up 28% and adjusted EBITDAC margins were up by 120 basis points.

•	Our acquisition program and our integration efforts are on track. During the first quarter of 2014, the brokerage segment completed nine acquisitions with annualized revenues totaling $17.8 million.

•

In our corporate segment, earnings from our clean energy investments contributed $20.9 million to net earnings in the first quarter of 2014, which included a non-cash after-tax gain of $14.1 million. On March 1, 2014, we acquired additional ownership interests in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. All but one of our investments in these plants had been accounted for under the equity method of accounting. For all plants where our ownership is now over 50%, as of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. The transaction resulted in the non-cash after-tax gain of $14.1 million, which resulted from a provisional estimate of fair value as of the transaction date. We anticipate our clean energy investments to generate between $90.0 million and $100.0 million to net earnings in 2014. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

On April 1, 2014, we signed and closed on an agreement to acquire the Oval Group of Companies (which we refer to as Oval). Under the agreement, we agreed to purchase all of the outstanding equity of Oval for net cash consideration of approximately $331.0 million, which includes approximately $3.5 million held back and placed into escrow for three years as partial security for warranty obligations under the agreement and approximately $8.3 million held back and placed into escrow for approximately three months as partial security for adjustments to the balance sheet. Oval is a commercial insurance broker operating out of 24 offices throughout the U.K., with over 1,000 employees. Oval is expected to annually generate over $135.0 million in revenues.

On April 6, 2014, we signed an agreement to acquire the Wesfarmers Insurance Brokerage operations (which we refer to as the Wesfarmers transaction). The Wesfarmers transaction, which includes the OAMPS businesses in Australia and the U.K., Crombie Lockwood in New Zealand and the associated premium funding operations, is subject to regulatory approval and is expected to close during the second or third quarter of 2014. Under the agreement, we agreed to purchase all of the outstanding shares of three operating companies for net cash consideration of approximately $933.0 million. The Wesfarmers Insurance Brokerage operations generated $306.0 million in revenue for the year ended June 30, 2013 and have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K. We expect to finance the Wesfarmers transaction using free cash, borrowing on our line of credit and proceeds from our previously described secondary offering of 21.85 million shares of our common stock. We also entered into a A$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Wesfarmers Insurance Brokerage operations. The derivative investment contract will expire by June 16, 2014.

The following provides non-GAAP information that management believes is helpful when comparing revenues, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2014 with the same period in 2013:

For the Three-Month Periods Ended March 31,							Diluted Net Earnings
	Revenues			EBITDAC			Per Share
Segment	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$567.6	$457.0	24%	$110.7	$82.4	34%	$0.29	$0.22	32%
Net gains on book sales	1.0	0.4		1.0	0.4		—	—
Acquisition integration	—	—		(6.5)	(3.0)		(0.03)	(0.02)
Workforce & lease termination	—	—		(2.2)	—		(0.01)	—
Acquisition related adjustments	—	—		(1.1)	—		(0.01)	(0.01)
Levelized foreign currency translation	—	(3.0)		—	0.5		—	—

Brokerage, as reported	568.6	454.4		101.9	80.3		0.24	0.19

Risk Management, as adjusted	160.0	148.9	7%	26.0	24.1	8%	0.10	0.10	0%
Workforce & lease termination	—	—		(0.2)	—		—	—
South Australia and claim portfolio transfer ramp up	—	1.4		(1.2)	1.3		(0.01)	0.01
Levelized foreign currency translation	—	3.3		—	1.1		—	—

Risk Management, as reported	160.0	153.6		24.6	26.5		0.09	0.11

Total Brokerage & Risk Management, as reported	728.6	608.0		126.5	106.8		0.33	0.30
Corporate, as reported	186.4	66.1		(6.0)	(8.5)		0.03	0.02

Total Company, as reported	$915.0	$674.1		$120.5	$98.3		$0.36	$0.32

Total Brokerage & Risk Management, as adjusted	$727.6	$605.9	20%	$136.7	$106.5	28%	$0.39	$0.32	22%

Results of Operations

Brokerage

The brokerage segment accounted for 62% of our revenues during the three-month period ended March 31, 2014. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2014 as compared to the same period in 2013, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2014	2013	Change
Commissions	$411.5	$326.8	$84.7
Fees	97.6	86.7	10.9
Supplemental commissions	25.4	17.3	8.1
Contingent commissions	32.2	22.5	9.7
Investment income	0.9	0.7	0.2
Gains realized on books of business sales	1.0	0.4	0.6

Total revenues	568.6	454.4	114.2

Compensation	356.1	287.7	68.4
Operating	110.6	86.4	24.2
Depreciation	9.0	6.3	2.7
Amortization	37.4	29.0	8.4
Change in estimated acquisition earnout payables	5.1	4.4	0.7

Total expenses	518.2	413.8	104.4

Earnings before income taxes	50.4	40.6	9.8
Provision for income taxes	17.8	16.0	1.8

Net earnings	$32.6	$24.6	$8.0

Diluted net earnings per share	$0.24	$0.19	$0.05

Other Information
Change in diluted net earnings per share	26%	27%
Growth in revenues	25%	18%
Organic change in commissions and fees	3%	5%
Compensation expense ratio	63%	63%
Operating expense ratio	19%	19%
Effective income tax rate	35%	39%
Workforce at end of period (includes acquisitions)	11,143	8,966
Identifiable assets at March 31	$5,799.1	$3,953.8
EBITDAC
Net earnings	$32.6	$24.6	$8.0
Provision for income taxes	17.8	16.0	1.8
Depreciation	9.0	6.3	2.7
Amortization	37.4	29.0	8.4
Change in estimated acquisition earnout payables	5.1	4.4	0.7

EBITDAC	$101.9	$80.3	$21.6

EBITDAC margin	18%	18%
EBITDAC growth	27%	38%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2014 to the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Total EBITDAC - see computation above	$101.9	$80.3
Gains from books of business sales	(1.0)	(0.4)
Acquisition integration	6.5	3.0
Acquisition related adjustments	1.1	—
Workforce and lease termination related charges	2.2	—
Levelized foreign currency translation	—	(0.5)

Adjusted EBITDAC	$110.7	$82.4

Adjusted EBITDAC change	34.3%	27.7%

Adjusted EBITDAC margin - see page 34	19.5%	18.0%

Acquisition integration costs include costs related to our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles), to our August 12, 2013 acquisition of Bollinger, Inc., (which we refer to as Bollinger) and to our May 12, 2011 acquisition of HLG Holdings, Ltd. (which we refer to as Heath Lambert) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Heath Lambert integration costs in the three-month period ended March 31, 2013 totaled $3.0 million and was primarily related to the consolidation of offices in London. The Bollinger integration costs in the three-month period ended March 31, 2014 totaled $2.3 million and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The Giles integration costs in the three-month period ended March 31, 2014 totaled $4.2 million and were primarily related to technology costs, the onboarding of over 1,100 employees and incentive compensation. The prior period integration costs relate to the Heath Lambert acquisition only. The full integration of the Heath Lambert operations into our existing operations was completed in the third quarter of 2013. Integration costs related to the Bollinger acquisition are expected to range between $2.0 million to $3.0 million per quarter through 2014. Integration costs related to the Giles acquisition are expected to range between $2.5 million to $4.0 million per quarter through 2014.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2014 compared to the same period in 2013, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2014 ($82.2 million). Commissions and fees in the three-month period ended March 31, 2014 included new business production and renewal rate increases of $67.5 million, which was partially offset by lost business of $54.1 million. Commissions increased 26% and fees increased 13% in the three-month period ended March 31, 2014 compared to the same period in 2013. Organic growth in commissions and fee revenues for the three-month period ended March 31, 2014 was 3.3% compared to 4.8% for the same period in 2013, principally due to net new business production and premium rate increases.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2014 and 2013 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue
For the Three-Month Periods Ended March 31,	2014	2013	2013	2012
Base Commissions and Fees
Commission revenues as reported	$411.5	$326.8	$326.8	$272.0
Fee revenues as reported	97.6	86.7	86.7	75.1
Less commission and fee revenues from acquisitions	(82.2)	—	(51.5)	—
Less disposed of operations	—	(2.8)	—	(0.3)
Levelized foreign currency translation	—	2.4	—	(1.4)

Organic base commission and fee revenues	$426.9	$413.1	$362.0	$345.4

Organic change in base commission and fee revenues	3.3%		4.8%

Supplemental Commissions
Supplemental commissions as reported	$25.4	$17.3	$17.3	$17.1
Less supplemental commissions from acquisitions	(7.3)	—	(1.6)	—

Organic supplemental commissions	$18.1	$17.3	$15.7	$17.1

Organic change in supplemental commissions	4.6%		(8.2%)

Contingent Commissions
Contingent commissions as reported	$32.2	$22.5	$22.5	$19.0
Less contingent commissions from acquisitions	(4.9)	—	(3.5)	—

Organic contingent commissions	$27.3	$22.5	$19.0	$19.0

Organic change in contingent commissions	21.3%		0.0%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2014, 2013 and 2012 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2014
Reported supplemental commissions	$25.4				$25.4
Reported contingent commissions	32.2				32.2

Reported supplemental and contingent commissions	$57.6				$57.6

2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $1.0 million and $0.4 million, respectively, for the three-month periods ended March 31, 2014 and 2013. Investment income in the three-month period ended March 31, 2014 increased slightly compared to the same period in 2013.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2014 with the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Reported amounts	$356.1	$287.7
Acquisition integration	(3.6)	(1.3)
Workforce related charges	(1.7)	—
Acquisition related adjustments	(1.1)	—
Levelized foreign currency translation	—	2.6

Adjusted amounts	$349.7	$289.0

Adjusted revenues - see page 34	$567.6	$457.0

Adjusted ratios	61.6%	63.2%

The increase in compensation expense for the three-month period ended March 31, 2014 compared to the same period in 2013 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($56.9 million in the aggregate), increases in employee benefits ($6.2 million), stock compensation expense ($1.8 million), severance related costs ($1.7 million), deferred compensation ($1.5 million) and temporary staffing ($0.3 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2014.

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2014 with the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Reported amounts	$110.6	$86.4
Acquisition integration	(2.9)	(1.7)
Workforce and lease termination related charges	(0.5)	—
Levelized foreign currency translation	—	0.9

Adjusted amounts	$107.2	$85.6

Adjusted revenues - see page 34	$567.6	$457.0

Adjusted ratios	18.9%	18.7%

The increase in operating expense for the three-month period ended March 31, 2014 compared to the same period in 2013 was primarily due to increases in real estate expenses ($4.1 million), technology expenses ($4.2 million), meeting and client entertainment expense ($2.7 million), business insurance ($2.3 million), employee expense ($1.8 million), outside consulting fees ($1.4 million), other expense ($1.4 million), office supplies ($1.2 million), outside services expense ($0.9 million), bad debt expense ($0.8 million), professional and banking fees ($0.8 million), licenses and fees ($0.8 million) and termination charges ($0.5 million). Also contributing to the increase in operating expenses in the three-month period ended March 31, 2014 were increased expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2014.

Depreciation - Depreciation expense in the three-month period ended March 31, 2014 increased slightly compared to the same period in 2013 due to expenses associated with acquisitions completed in the twelve-month period ended March 31, 2014.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2014 compared to the same period in 2013 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2014. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews during the three-month periods ended March 31, 2014 and 2013, we wrote off $0.6 million and $1.8 million, respectively, of amortizable intangible assets related to the brokerage segment.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2014 compared to the same period in 2013, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2014 and 2013, we recognized $3.3 million and $2.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our acquisitions made in the period from 2011 to 2014. In addition, during the three-month periods ended March 31, 2014 and 2013, we recognized $1.8 million and $1.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for twenty-one and seventeen acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2011 to 2014 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 35.3% and 39.4%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 17% of our revenue during the three-month period ended March 31, 2014. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2014 as compared to the same period in 2013, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2014	2013	Change
Fees	$159.6	$153.0	$6.6
Investment income	0.4	0.6	(0.2)

Total revenues	160.0	153.6	6.4

Compensation	99.9	91.6	8.3
Operating	35.5	35.5	—
Depreciation	4.9	4.4	0.5
Amortization	0.7	0.6	0.1

Total expenses	141.0	132.1	8.9

Earnings before income taxes	19.0	21.5	(2.5)
Provision for income taxes	6.9	7.6	(0.7)

Net earnings	$12.1	$13.9	$(1.8)

Diluted net earnings per share	$0.09	$0.11	$(0.02)

Other information
Change in diluted net earnings per share	(18%)	10%
Growth in revenues	4%	9%
Organic change in fees	6%	8%
Compensation expense ratio	62%	60%
Operating expense ratio	22%	23%
Effective income tax rate	36%	35%
Workforce at end of period (includes acquisitions)	4,861	4,500
Identifiable assets at March 31	$571.4	$503.9
EBITDAC
Net earnings	$12.1	$13.9	$(1.8)
Provision for income taxes	6.9	7.6	(0.7)
Depreciation	4.9	4.4	0.5
Amortization	0.7	0.6	0.1

EBITDAC	$24.6	$26.5	$(1.9)

EBITDAC margin	15%	17%
EBITDAC growth	(7%)	12%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2014 to the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Total EBITDAC - see computation above	$24.6	$26.5
Workforce and lease termination related charges	0.2	—
South Australia and claim portfolio transfer ramp up costs	1.2	(1.3)
Levelized foreign currency translation	—	(1.1)

Adjusted EBITDAC	$26.0	$24.1

Adjusted EBITDAC change	7.9%	7.6%

Adjusted EBITDAC margin - see page 34	16.3%	16.2%

Fees - The increase in fees for the three-month period ended March 31, 2014 compared to the same period in 2013 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $12.3 million), which were partially offset by lost business of $7.9 million. Organic growth in fee revenues for the three-month period ended March 31, 2014 was 6.0% compared to 10.8% for the same period in 2013.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2014 and 2013 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue
For the Three-Month Periods Ended March 31	2014	2013	2013	2012
Fees	$155.5	$147.3	$147.3	$136.2
International performance bonus fees	4.1	5.7	5.7	4.3

Fees as reported	159.6	153.0	153.0	140.5
Less fees from acquisitions	(2.2)	—	(0.8)	—
Less South Australia ramp up fees	—	(1.4)	(1.4)	—
Less New Zealand earthquake claims administration	—	(0.1)	(0.1)	(3.8)
Levelized foreign currency translation	—	(3.0)	—	(0.7)

Organic fees	$157.4	$148.5	$150.7	$136.0

Organic change in fees	6.0%		10.8%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2014 remained relatively unchanged compared to the same period in 2013.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2014 with the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Reported amounts	$99.9	$91.6
South Australia and claim portfolio transfer ramp up costs	(0.8)	—
Workforce related charges	(0.2)	—
Levelized foreign currency translation	—	(1.9)

Adjusted amounts	$98.9	$89.7

Adjusted revenues - see page 34	$160.0	$148.9

Adjusted ratios	61.8%	60.2%

The increase in compensation expense for the three-month period ended March 31, 2014 compared to the same period in 2013 was primarily due to increased headcount, increases in salaries ($7.9 million), South Australia and claim portfolio transfer cost ($0.8 million), employee benefits expense ($0.7 million), temporary-staffing expense ($0.3 million), severance related costs ($0.2 million), stock compensation expense ($0.2 million) and deferred compensation ($0.1 million), offset by a favorable foreign currency translation ($1.9 million).

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2014 with the same period in 2013 (in millions):

	Three-month period
	ended March 31,
	2014	2013
Reported amounts	$35.5	$35.5
South Australia and claim portfolio transfer ramp up costs	(0.4)	(0.1)
Levelized foreign currency translation	—	(0.3)

Adjusted amounts	$35.1	$35.1

Adjusted revenues - see page 34	$160.0	$148.9

Adjusted ratios	21.9%	23.6%

The operating expense for the three-month period ended March 31, 2014 was flat compared to the same period in 2013 was primarily due to increases in outside consulting fees ($1.0 million), technology expenses ($0.5 million), South Australia and claim portfolio transfer cost ($0.3 million), office supplies ($0.3 million), other expense ($0.2 million), meeting and client entertainment expense ($0.1 million), licenses and fees ($0.1 million) and bad debt expense ($0.1 million), offset by decreases in professional and banking fees ($0.9 million), real estate expenses ($0.8 million), business insurance ($0.5 million) and employee expense ($0.3 million).

Depreciation - Depreciation expense increased slightly in the three-month period ended March 31, 2014 compared to the same period in 2013 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained the same in the three-month period ended March 31, 2014 compared to the same period in 2013. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2014 and 2013.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 36.3% and 35.3%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see our consolidated financial statements included herein for a summary of our investments as of March 31, 2014 (unaudited) (Note 11) and in our most recent Annual Report on Form 10-K as of December 31, 2013 (Note 12). For a detailed discussion of the nature of our debt, see our consolidated financial statements included herein as of March 31, 2014 (unaudited) (Note 5) and in our most recent Annual Report on Form 10-K as of December 31, 2013 (Note 6).

Financial information relating to our corporate segment results for the three-month period ended March 31, 2014 as compared to the same period in 2013 is as follows (in millions, except per share and percentages):

	Three-month period
	ended March 31,
Statement of Earnings	2014	2013	Change
Revenues from consolidated clean coal production plants	$154.3	$49.3	$105.0
Royalty income from clean coal licenses	14.6	10.0	4.6
Loss from unconsolidated clean coal production plants	(2.5)	(2.3)	(0.2)
Other net revenues	20.0	9.1	10.9

Total revenues	186.4	66.1	120.3

Cost of revenues from consolidated clean coal production plants	171.0	58.1	112.9
Compensation	10.3	4.6	5.7
Operating	11.1	11.9	(0.8)
Interest	16.2	11.2	5.0
Depreciation	0.9	0.1	0.8

Total expenses	209.5	85.9	123.6

Loss before income taxes	(23.1)	(19.8)	(3.3)
Benefit for income taxes	(27.7)	(21.8)	(5.9)

Net earnings	$4.6	$2.0	$2.6

Diluted net earnings per share	$0.03	$0.02	$0.01

Identifiable assets at March 31	$905.1	$767.4
EBITDAC
Net earnings	$4.6	$2.0	$2.6
Benefit for income taxes	(27.7)	(21.8)	(5.9)
Interest	16.2	11.2	5.0
Depreciation	0.9	0.1	0.8

EBITDAC	$(6.0)	$(8.5)	$2.5

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

The increase in the three-month period ended March 31, 2014, compared to the same period in 2013, is due primarily to increased production and from the increased interests in the twelve plants we acquired on March 1, 2014.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of March 31, 2014, we held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increase in royalty income in the three-month period ended March 31, 2014, compared to the same period in 2013, was due to increased production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended March 31, 2014 and 2013, were $9.2 million and $5.9 million, respectively, which include non-controlling interest of $8.8 million and $5.6 million in each of the respective periods.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors. The production of refined coal generates pretax operating losses.

The loss in the three-month period ended March 31, 2014, compared to the same period in 2013, was modestly higher. The net production activity at our unconsolidated operations was relatively unchanged.

•

Other net revenues primarily consist of our equity portion of the operations of our venture capital fund investments. In addition, in first quarter 2013, we recognized a gain of $9.6 million in connection with the acquisition of an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. In first quarter 2014, we recognized a gain of $22.6 million in connection with the acquisition of an additional ownership interest in seven 2009 Era Plants and five 2011 Era Plants from a co-investor. See Note 11 to the unaudited consolidated financial statements for additional discussion of these acquisition transactions. We have consolidated the operations of the limited liability companies that own these plants effective March 1, 2013 and March 1, 2014, respectively. In addition, in first quarter 2014, we had a $2.0 million impairment loss, under equity method accounting, of an additional 4% investment in the global operations of C-Quest Technologies LLC and C-Quest Technologies International LLC.

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month periods ended March 31, 2014 and 2013, consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month period ended March 31, 2014, compared to the same period in 2013, was due to increased production including production at operations that were not producing refined coal in 2013 and production from the increased interests in the twelve plants we acquired on March 1, 2014.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2014 and 2013, respectively, includes salary and benefit expenses of $1.9 million and $1.9 million and incentive compensation of $8.4 million and $2.7 million, respectively. Salary and benefits expense for the three-month periods ended March 31, 2014 and March 31, 2013, were unchanged. The increase in incentive compensation for the three-month period ended March 31, 2014 compared to the same period in 2013 is due to the efforts related to the transaction for the additional interests in the twelve clean coal plants plus efforts related to acquisitions.

Operating expenses - Operating expense in the three-month period ended March 31, 2014 includes banking and related fees of $0.5 million, external professional fees and other due diligence costs related to first quarter 2014 acquisitions of $0.8 million, operating expenses, professional fees and non-controlling interest related to royalty income of $7.0 million, and other corporate and clean energy related expenses of $2.8 million.

Operating expense in the three-month period ended March 31, 2013 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to first quarter 2013 acquisitions of $0.5 million, operating expenses, professional fees and non-controlling interest related to royalty income of $5.0 million, other corporate operating and clean energy related expenses of $1.7 million and a biannual company-wide meeting ($4.0 million).

Interest expense - The increase in interest expense for the three-month period ended March 31, 2014, compared to the same period in 2013, was due to interest on the note purchase agreement entered into on June 14, 2013 ($1.9 million), interest on the note purchase agreement funded on February 27, 2014 ($2.4 million) and an increase of $0.7 million in interest on borrowings from our Credit Agreement.

Depreciation - Depreciation expense in the three-month period ended March 31, 2014 increased significantly compared to the same period in 2013, and primarily relates to the assets of the additional ownership interests in the 24 plants that we acquired from a co-investor in the first quarters of 2013 and 2014.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended March 31, 2014 was (6.5)% compared to 4.3% for the same period in 2013. The effective tax rates for the three-month periods ended March 31, 2014 and 2013 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. U.S. GAAP accounting requires us to estimate at each quarter end, an expected annual effective tax rate based on, among other factors, the estimated annual amount of tax credits we will generate in the current year, and recognize these estimated tax credits each quarter based on estimated company-wide quarterly earnings before income taxes. This accounting will cause a difference in the amount of tax credits recognized in the financial statements compared to the amount of tax credits actually generated. There were $20.1 million and $13.7 million of tax credits recognized in the three-month periods ended March 31, 2014 and 2013, respectively. There were $32.6 million and $16.0 million of tax credits generated in the three-month periods ended March 31, 2014 and 2013, respectively.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2014 and 2013 for the corporate segment (in millions):

	2014			2013
Three-Month Periods Ended March 31,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(16.6)	$6.6	$(10.0)	$(11.9)	$4.8	$(7.1)
Clean energy investments	1.4	19.5	20.9	(0.9)	14.1	13.2
Acquisition costs	(2.9)	0.4	(2.5)	(1.0)	0.2	(0.8)
Corporate	(5.0)	1.2	(3.8)	(6.0)	2.7	(3.3)

Total	$(23.1)	$27.7	$4.6	$(19.8)	$21.8	$2.0

Interest and banking includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in the first quarter of 2013, costs related to a biannual company-wide award, cross-selling and motivational meeting for our production staff and field management.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the twenty plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021. We may sell ownership interests in some or all of the plants to co-investors and relinquish control of the plants, thereby becoming a non-controlling, minority investor.

The following table provides a summary of our clean coal plant investments as of March 31, 2014 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At March 31, 2014	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
12 Under long-term production contracts	$13.9	$1.0	$22.6
2 In negotiations for long-term production contracts	0.7	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
16 Under long-term production contracts	40.0	0.1	72.4
4 In negotiations for long-term production contracts	1.3	Not Estimable	Not Estimable

The information in the table above under the caption Our Portion of Estimated Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future annual after-tax earnings based on production estimates from the host utilities. However, host utilities do not consistently utilize the refined coal plants at ultimate production levels due to seasonal electricity demand, as well as many operational, regulatory and environmental compliance reasons. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 14, 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a more detailed discussion of these and other factors could impact the information above.

Our investment in Chem-Mod generates royalty income from refined coal plants owned by those limited liability companies in which we invest as well as refined coal plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could potentially generate for us an average of approximately $4.0 million of net after-tax earnings per quarter.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2013 and for the three-month period ended March 31, 2014, we relied to a large extent on proceeds from borrowings under our Credit Agreement and the $200.0 million and $600.0 million note purchase agreements we entered into in June 2013 and December, 2013, respectively.

Cash provided by operating activities was $76.1 million and $51.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. The increase in cash provided by operating activities during the three-month period ended March 31, 2014 compared to the same period in 2013 was primarily due to favorable timing differences in the payment of accrued liabilities and favorable timing differences in the receipts and disbursements of fiduciary funds in 2014 compared to 2013. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits generated during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $120.5 million and $98.3 million for the three-month periods ended March 31, 2014 and 2013, respectively. Consolidated net earnings were $49.3 million and $40.5 million for the three-month periods ended March 31, 2014 and 2013, respectively. We believe that the EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2014 plan year or the 2013 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During the three-month period ended March 31, 2013, we made discretionary contributions of $2.1 million to the plan. We did not make any discretionary contributions to the plan during the three-month period ended March 31, 2014. We are considering making discretionary contributions to the plan in 2014 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $19.8 million and $9.3 million for the three-month periods ended March 31, 2014 and 2013, respectively. In 2014, we expect total expenditures for capital improvements to be approximately $90.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $23.6 million and $18.6 million in the three-month periods ended March 31, 2014 and 2013, respectively. In addition, during the three-month period ended March 31, 2014, we issued 0.7 million shares ($33.2 million) of our common stock as payment for a portion of the total consideration paid for 2014 acquisitions and earnout payments made in 2014. During the three-month period ended March 31, 2013, we did not issue any shares of our common stock as payment for consideration paid for 2013 acquisitions or earnout payments. We completed nine acquisitions and four acquisitions in the three-month periods ended March 31, 2014 and 2013, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2014 and 2013 totaled approximately $17.8 million and $5.0 million, respectively. In the three-month period ended March 31, 2014, we funded substantially all of our acquisitions activity using a mix of our common stock, debt and cash from operations. We expect to continue this trend through the remainder of 2014 for smaller acquisitions, although we may still use our common stock on occasion (for example, to effect a tax-free exchange, or if our overall acquisition activity warrants it).

Dispositions - During the three-month periods ended March 31, 2014 and 2013, we sold several books of business and recognized one-time gains of $1.0 million and $0.4 million, respectively. We received cash proceeds of $2.0 million and $0.4 million related to the 2014 and 2013 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2014, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2014 annual after-tax earnings, including IRC Section 45 tax credits, which will be generated from all of our clean energy investments in 2014, is $90.0 million to $100.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2014. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021, and the anticipated minimal capital expenditures during that same period, we anticipate that the annual positive net cash flow during such years will continue to increase. We anticipate that this favorable impact on the amount we will pay the IRS in 2014 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” on page 45 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

Cash Flows From Financing Activities

We have an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial institutions. Our Credit Agreement provides for a revolving credit commitment of up to $600.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $850.0 million. At March 31, 2014, $367.4 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and outstanding letters of credit, $211.5 million remained available for potential borrowings under the Credit Agreement at March 31, 2014.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2014, we borrowed $367.4 million and repaid $530.5 million under our Credit Agreement or the prior credit facility. In the three-month period ended March 31, 2013, we borrowed $18.0 million and repaid $97.0 million under our Credit Agreement or the prior credit facility. Principal uses of the 2014 and 2013 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

On December 20, 2013, we entered into a note purchase agreement for private placement debt of $600.0 million of senior unsecured notes that funded on February 27, 2014. We used the proceeds of the debt transaction primarily to pay down our line of credit facility. On June 14, 2013, we borrowed $200.0 million of private placement debt which was used to fund acquisitions and for general corporate purposes. At March 31, 2014, we had $1,525.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2013 and a cash and cash equivalent balance of $739.2 million. On August 3, 2014, $100.0 million of our private placement debt will mature and become due. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

The note purchase agreements and the Credit Agreement contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2014.

Dividends - Our board of directors determines our dividend policy. Our board of directors declares dividends on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2014, we declared $48.8 million in cash dividends on our common stock, or $0.36 per common share, a 3% increase over the three-month period ended March 31, 2013. On April 23, 2014, we announced a quarterly dividend for second quarter 2014 of $0.36 per common share. If the dividend is maintained at $0.36 per common share throughout 2014, the dividend level will result in annualized net cash used by financing activities in 2014 of approximately $215.3 million (based on the number of outstanding shares as of April 18, 2014) or an anticipated increase in cash used of approximately $32.7 million compared to 2013. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. We have used this registration statement to register shares sold under our at-the-market equity program and the secondary public offering referred to below. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We can make no assurances regarding when, or if, we will issue any additional shares under this registration statement.

Secondary Public Offering - On April 7, 2014, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 19.0 million shares of our common stock in a public offering. On April 10, 2014, we agreed to price the offering of 19.0 million shares of our common stock at $43.25 and granted the underwriters in the offering a 30-day option to purchase up to an additional 2.85 million shares of our common stock at the same price. On April 11, 2014, the underwriters exercised the option to purchase an additional 2.85 million shares. The offering closed on April 16, 2014 and 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts, of $911.9 million (excludes expenses related to this offering). We intend to use the net proceeds of the offering primarily to fund a portion of our acquisition of the Wesfarmers Insurance Brokerage operations and, to the extent that any proceeds remain thereafter, or the acquisition is not completed, for the repayment of amounts borrowed under our line of credit to finance the acquisition of Oval and for general corporate purposes, including other acquisitions. We have agreed with the underwriters that, without the prior written consent of Morgan Stanley on behalf of the underwriters, we will not, for 90 days following April 10, 2014, sell shares of our common stock, except that we may issue up to 1.734 million shares of our common stock during such 90-day period in connection with the acquisition of a business or the payment of an earnout obligation arising from an acquisition, and subject to other customary exceptions set forth in the underwriting agreement attached as Exhibit 1.1 to the Current Report on Form 8-K we filed on April 16, 2014.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended March 31, 2014, we did not sell shares of our common stock under the program. We have agreed with the underwriters for the secondary offering described above that, without the prior written consent of Morgan Stanley on behalf of the underwriters, we will not issue any shares under our at-the-market equity program for 90 days following April 10, 2014.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2014 and 2013 were $18.1 million and $27.0 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 5.6 million shares (less any shares of restricted stock issued under the LTIP - 0.2 million shares of our common stock were available for this purpose as of March 31, 2014) were available for grant under the LTIP at March 31, 2014. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2014 and 2013 and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2014 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations in the event that cash flows from operations.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 12 to our unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 5, 11 and 12 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 6, 12 and 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2014. We did not have any material dispositions during the three-month periods ended March 31, 2014 and 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2014 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2014 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2014.

At March 31, 2014, we had $1,525.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2014 was $1,605.1 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2014 and the resulting fair values would have been $95.3 million higher than their carrying value (or $1,620.3 million).

As of March 31, 2014, we had $367.4 borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2014, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Singaporean, Jamaican and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2014 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.4 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2014 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.2 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2014 and 2013, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2014) and disbursements (in 2013) through various future payment dates. In addition, during the three-month period ended March 31, 2014, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.

These hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, but we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2014 and 2013. We entered into a A$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Wesfarmers Insurance Brokerage operations. The derivative investment contract will expire by June 16, 2014. See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2014.

Item 4. Controls and Procedures

As of March 31, 2014, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.A. Risk Factors

Risks Relating to the Proposed Acquisition of the Wesfarmers Insurance Brokerage Business

Our recently completed secondary offering of common stock was not conditioned upon the closing of the Wesfarmers Insurance Brokerage business and there can be no assurance that the acquisition will be completed.

On April 6, 2014, we signed a share sale agreement under which we expect to acquire the Wesfarmers Insurance Brokerage business for A$1.01 billion, or approximately US$933.0 million. We expect this acquisition to close in the second or third quarter of 2014, subject to regulatory approvals and customary closing conditions. Our recently completed secondary offering of common stock was not conditioned on the closing of the Wesfarmers acquisition, and we cannot assure you that such acquisition will be completed. The shares offered thereby will remain outstanding whether or not the Wesfarmers acquisition is completed.

The failure to successfully integrate the Wesfarmers Insurance Brokerage business and operations or fully realize synergies from such acquisition in the expected time frame may adversely affect our future results.

The success of the acquisition of Wesfarmers Insurance Brokerage business will depend, in part, on our ability to successfully integrate such business and operations and fully realize the anticipated benefits and synergies from combining our business with the acquired businesses. However, to realize these anticipated benefits and operational synergies (such as rent, systems, technology and licensing costs, and other consumables), we must successfully combine these businesses. If we are unable to achieve these objectives following the acquisition, the anticipated benefits and operational synergies of the acquisition may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

We and the Wesfarmers Insurance Brokerage business have operated and, until the completion of the acquisition, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, loss of key clients, decreases in revenues and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and operational synergies of the acquisition and have a material adverse effect on our revenues and operating results. Integration efforts between the two companies will also divert management attention and resources, which could also adversely affect our operating results.

The share sale agreement for the acquisition of the Wesfarmers Insurance Brokerage business may be terminated in accordance with its terms and the acquisition may not be completed.

The share sale agreement for the acquisition the Wesfarmers Insurance Brokerage business is subject to a number of conditions which must be fulfilled in order to complete the acquisition. Those conditions include receipt of Australian and New Zealand foreign investment approvals, U.K. Financial Conduct Authority approval and the completion of certain restructuring relating to the acquisition.

In addition, both we and Wesfarmers have rights to terminate the share sale agreement under certain circumstances specified in the share sale agreement.

We are not providing pro forma financial statements reflecting the impact of the acquisition of Wesfarmers Insurance Brokerage business on our historical financial information.

We are not in a position at this time to make available pro forma financial information reflecting the estimated pro forma impact of the acquisition of the Wesfarmers Insurance Brokerage business on our historical financial information. It is possible that our preparation of pro forma information or our experience in operating the Wesfarmers Insurance Brokerage business will require us to adjust our expectations regarding the impact of the acquisition on our operating results.

If the acquisition of Wesfarmers Insurance Brokerage business is consummated, we will be exposed to risks arising from its premium funding business.

The Wesfarmers Insurance Brokerage business, through its premium funding business, is exposed to the risks associated with lending money to other parties. The ability of a premium funding client to meet their monthly repayment is dependent on a range of economic conditions. Historically, Wesfarmers’ premium funding business has experienced a low bad debts-to-loans ratio. To date, its exposure to credit risk has been limited by a significant majority of premium loans (by value) being advanced for cancellable policies whereby Wesfarmers can normally recover its outstanding loan from the pro-rata refund of premium. For further security, Wesfarmers typically has credit insurance for loans above a certain amount. However if an insurance provider fails or is unable to satisfy claims, clients of the premium funding business who are insured by that insurance provider may stop repayment of their loans. In these circumstances, the Wesfarmers premium funding business may not be able to recover the amount it has lent the client.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2014:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
January 1 through January 31, 2014	3,197	$46.71	—	10,000,000
February 1 through February 28, 2014	—	—	—	10,000,000
March 1 through March 31, 2014	260,795	46.79	—	10,000,000

Total	263,992	$46.79	—

(1)

Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 8 to the unaudited consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2014, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2014 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the first quarter of 2014. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Exhibits

Filed with this Form 10-Q

2.1	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders.

*10.45.1	Form of Performance Share Unit Grant Agreement.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Incorporated by reference into this Form 10-Q

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 21, 2014 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2013, File No. 1-09761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 22, 2014 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2013, File No. 1-09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2013, File No. 1-09761).

2.2	Share Sale Agreement, dated as of April 6, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated April 7, 2014, File No. 1-09761).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: April 24, 2014	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March  31, 2014

Exhibit Index

2.1	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders.

*10.45.1	Form of Performance Share Unit Grant Agreement.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.