Form 10-Q
period 2014-06-30
GALLAGHER ARTHUR J & CO
filed 2014-08-01
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2014 was approximately 158,993,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Commissions	$539.5	$400.9	$951.0	$727.7
Fees	317.4	268.9	574.6	508.6
Supplemental commissions	27.9	18.3	53.3	35.6
Contingent commissions	21.8	14.5	54.0	37.0
Investment income	3.4	1.6	4.7	2.9
Gains on books of business sales	0.7	2.9	1.7	3.3
Revenues from clean coal activities	262.8	72.2	429.2	129.2
Other net revenues	5.8	0.2	25.8	9.3

Total revenues	1,179.3	779.5	2,094.3	1,453.6

Compensation	530.0	415.5	996.3	799.4
Operating	184.0	137.8	341.2	271.6
Cost of revenues from clean coal activities	270.5	76.6	441.5	134.7
Interest	21.2	11.9	37.4	23.1
Depreciation	16.6	13.1	31.4	23.9
Amortization	42.9	29.7	81.0	59.3
Change in estimated acquisition earnout payables	7.0	(2.5)	12.1	1.9

Total expenses	1,072.2	682.1	1,940.9	1,313.9

Earnings before income taxes	107.1	97.4	153.4	139.7
Provision (benefit) for income taxes	(1.9)	3.9	(4.9)	5.7

Net earnings	$109.0	$93.5	$158.3	$134.0

Basic net earnings per share	$0.71	$0.73	$1.10	$1.06
Diluted net earnings per share	0.70	0.73	1.09	1.04
Dividends declared per common share	0.36	0.35	0.72	0.70

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Net earnings	$109.0	$93.5	$158.3	$134.0
Change in pension liability, net of taxes	0.7	(0.9)	0.9	0.2
Foreign currency translation	45.7	(15.9)	54.5	(39.0)
Change in fair value of derivative investments, net of taxes	0.9	(0.8)	1.4	(1.0)

Comprehensive earnings	$156.3	$75.9	$215.1	$94.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$973.5	$298.1
Restricted cash	1,109.0	1,027.4
Premiums and fees receivable	1,997.6	1,288.8
Other current assets	360.2	261.3

Total current assets	4,440.3	2,875.6
Fixed assets - net	193.7	160.4
Deferred income taxes	328.9	279.8
Other noncurrent assets	397.3	320.7
Goodwill - net	3,027.6	2,145.2
Amortizable intangible assets - net	1,631.5	1,078.8

Total assets	$10,019.3	$6,860.5

Premiums payable to insurance and reinsurance companies	$2,819.4	$2,154.7
Accrued compensation and other accrued liabilities	491.5	370.6
Unearned fees	94.3	84.5
Other current liabilities	77.8	44.5
Premium financing debt	139.0	—
Corporate related borrowings - current	253.0	630.5

Total current liabilities	3,875.0	3,284.8
Corporate related borrowings - noncurrent	2,125.0	825.0
Other noncurrent liabilities	769.7	665.2

Total liabilities	6,769.7	4,775.0

Stockholders’ equity:
Common stock - issued and outstanding 159.0 shares in 2014 and 133.6 shares in 2013	159.0	133.6
Capital in excess of par value	2,388.0	1,358.1
Retained earnings	648.4	596.4
Accumulated other comprehensive earnings (loss)	54.2	(2.6)

Total stockholders’ equity	3,249.6	2,085.5

Total liabilities and stockholders’ equity	$10,019.3	$6,860.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$158.3	$134.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(24.9)	(12.5)
Depreciation and amortization	112.4	83.2
Change in estimated acquisition earnout payables	12.1	1.9
Amortization of deferred compensation and restricted stock	11.2	5.7
Stock-based and other noncash compensation expense	5.1	3.2
Effect of changes in foreign exchange rates	(0.4)	(0.6)
Net change in restricted cash	244.5	(70.1)
Net change in premiums receivable	(150.0)	(158.4)
Net change in premiums payable	44.7	171.2
Net change in other current assets	(57.3)	(24.0)
Net change in accrued compensation and other accrued liabilities	53.3	(6.4)
Net change in fees receivable/unearned fees	(20.2)	(9.8)
Net change in income taxes payable	0.7	3.1
Net change in deferred income taxes	(46.4)	(25.8)
Net change in other noncurrent assets and liabilities	(136.3)	(20.9)

Net cash provided by operating activities	206.8	73.8

Cash flows from investing activities:
Net additions to fixed assets	(42.1)	(35.9)
Cash paid for acquisitions, net of cash acquired	(1,402.0)	(113.4)
Net proceeds from sales of operations/books of business	2.7	2.9
Net funding of investment transactions	(20.0)	(18.9)

Net cash used by investing activities	(1,461.4)	(165.3)

Cash flows from financing activities:
Proceeds from issuance of common stock	948.0	51.4
Tax impact from issuance of common stock	7.7	4.9
Dividends paid	(106.1)	(90.1)
Net borrowings on premium financing debt facility	139.0	—
Borrowings on line of credit facility	870.4	228.0
Repayments on line of credit facility	(1,247.9)	(357.0)
Borrowings of corporate related long-term debt	1,300.0	200.0

Net cash provided by financing activities	1,911.1	37.2

Effect of changes in foreign exchange rates on cash and cash equivalents	18.9	(7.8)

Net increase (decrease) in cash and cash equivalents	675.4	(62.1)
Cash and cash equivalents at beginning of period	298.1	302.1

Cash and cash equivalents at end of period	$973.5	$240.0

Supplemental disclosures of cash flow information:
Interest paid	$27.8	$23.3
Income taxes paid	33.7	23.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive Earnings
	Shares	Amount	Par Value		(Loss)	Total
Balance at December 31, 2013	133.6	$133.6	$1,358.1	$596.4	$(2.6)	$2,085.5
Net earnings	—	—	—	158.3	—	158.3
Change in pension liability, net of taxes of $0.6 million	—	—	—	—	0.9	0.9
Foreign currency translation	—	—	—	—	54.5	54.5
Change in fair value of derivative instruments, net of taxes of $0.9 million	—	—	—	—	1.4	1.4
Compensation expense related to stock option plan grants	—	—	4.0	—	—	4.0
Tax impact from issuance of common stock	—	—	7.7	—	—	7.7
Common stock issued in:
Nineteen purchase transactions	2.1	2.1	95.6	—	—	97.7
Stock option plans	1.2	1.2	30.3	—	—	31.5
Employee stock purchase plan	0.1	0.1	5.0	—	—	5.1
Deferred compensation and restricted stock	0.1	0.1	(3.3)	—	—	(3.2)
Stock issuance from public offering	21.9	21.9	889.5	—	—	911.4
Other compensation expense	—	—	1.1	—	—	1.1
Cash dividends declared on common stock	—	—	—	(106.3)	—	(106.3)

Balance at June 30, 2014	159.0	$159.0	$2,388.0	$648.4	$54.2	$3,249.6

See notes to consolidated financial statements.

Notes to June 30, 2014 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 27 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2013 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In the preparation of our unaudited consolidated financial statements as of June 30, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the FASB) issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective in first quarter 2017 and early adoption is not permitted. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. Management is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides explicit guidance on the presentation of certain unrecognized tax benefits in the financial statements that did not previously exist. The guidance provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This new guidance was effective in first quarter 2014. Management adopted the new guidance effective January 1, 2014. The impact of the new guidance upon adoption was not material to our 2014 unaudited consolidated financial statements.

3. Business Combinations

During the six-month period ended June 30, 2014, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Benefit Development Group, Inc. February 1, 2014	46	$2.0	$0.7	$—	$0.1	$0.6	$3.4	$2.0
Kent, Kent & Tingle (KKT) February 1, 2014	229	9.1	3.5	—	1.4	3.5	17.5	7.8
L&R Benefits, LLC March 1, 2014	115	5.3	1.8	—	0.1	1.0	8.2	6.0
Spataro Insurance Agency, Inc. March 1, 2014	47	2.0	—	—	0.2	0.4	2.6	0.6
Tudor Risk Services, LLC March 1, 2014	—	—	2.1	—	0.2	0.1	2.4	1.3
American Wholesalers Underwriting Ltd April 1, 2014	133	6.0	5.7	—	0.5	—	12.2	—
Mike Henry Insurance Brokers Limited (MHI) April 1, 2014	—	—	9.6	—	1.7	3.0	14.3	6.8
Oval Group of Companies (OGC) April 1, 2014	—	—	338.4	—	11.8	—	350.2	—
Heritage Insurance Management Limited (HIM) May 1, 2014	—	—	33.9	—	3.8	—	37.7	—
MGA Insurance Group (MGA) May 1, 2014	547	25.1	26.8	—	2.5	11.8	66.2	20.0
Shilling Limited (SL) May 1, 2014	198	8.9	1.7	—	1.2	1.0	12.8	8.4
Sunderland Insurance Services, Inc. May 1, 2014	204	9.2	1.8	—	0.6	—	11.6	—
Plus Companies, Inc. (PCI) June 1, 2014	221	9.3	3.4	—	0.8	—	13.5	—
Tri-State General Insurance Agency, Inc. June 1, 2014	47	2.2	0.6	—	0.1	—	2.9	—
Crombie/OAMPS (CO) June 16, 2014	—	—	951.5	—	—	—	951.5	—
Eleven other acquisitions completed in 2014	78	3.3	12.9	—	0.3	2.6	19.1	6.2

	1,865	$82.4	$1,394.4	$—	$25.3	$24.0	$1,526.1	$59.1

On April 1, 2014, we signed and closed on an agreement to acquire the Oval Group of Companies (which we refer to as Oval). Under the agreement, we agreed to purchase all of the outstanding equity of Oval for net cash consideration of approximately $338.0 million, which includes approximately $3.5 million held back and placed into escrow for three years as partial security for warranty obligations under the agreement and approximately $8.3 million held back and placed into escrow for approximately three months as partial security for adjustments to the acquired balance sheet. Oval was an independent commercial insurance broker operating out of 24 offices throughout the U.K., with over 1,000 employees.

On April 16, 2014, we closed on a secondary public offering of our common stock whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million. We used the net proceeds of the offering to fund acquisitions.

On June 16, 2014, we closed on an agreement to acquire the Wesfarmers Insurance Brokerage operations (which we refer to as the Crombie/OAMPS transaction). The Crombie/OAMPS transaction, which includes the OAMPS businesses in Australia and the U.K., Crombie in New Zealand and the associated premium funding operations. Under the agreement, we agreed to purchase all of the outstanding shares of these three operating companies for net cash consideration of approximately $952.0 million. The Crombie/OAMPS operations have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K. We entered into a AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. The derivative investment contract was exercised on June 16, 2014 and we recorded a pretax gain of $1.9 million related to this derivative investment contract.

On July 2, 2014, we acquired Noraxis Capital Corporation (which we refer to as Noraxis), paying cash consideration of approximately $420.0 million for approximately 89% of the equity of Noraxis. The remaining equity is held by various management employees of Noraxis. Noraxis generated nearly CN$125.0 million in revenue for the year ended December 31, 2013, has more than 650 employees and offices across Alberta, Manitoba, New Brunswick, Nova Scotia and Ontario. Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 10.0% for our 2014 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.5% for all of our 2014 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During each of the three-month periods ended June 30, 2014 and 2013, we recognized $3.4 million and $2.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During each of the six-month periods ended June 30, 2014 and 2013, we recognized $6.7 million and $5.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2014 and 2013, we recognized $3.6 million of expense and $5.4 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 18 and 23 acquisitions, respectively. During the six-month periods ended June 30, 2014 and 2013, we recognized $5.4 million of expense and $3.9 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 35 and 39 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2009 and subsequent years was $473.8 million as of June 30, 2014, of which $157.4 million was recorded in our consolidated balance sheet as of June 30, 2014, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2014 (in millions):

	KKT	MHI	OGC	HIM	MGA	SL	PCI	CO	Eighteen Other Acquisitions	Total
Cash	$0.2	$—	$23.1	$2.9	$0.2	$0.4	$—	$26.6	$0.2	$53.6
Other current assets	0.1	6.3	129.6	4.9	8.9	1.0	5.8	695.5	7.5	859.6
Fixed assets	—	0.2	2.1	0.3	0.3	0.3	—	17.1	0.3	20.6
Noncurrent assets	—	—	—	—	—	—	—	7.0	4.1	11.1
Goodwill	10.2	9.7	238.3	21.8	24.3	6.4	5.4	535.9	26.4	878.4
Expiration lists	7.0	5.8	140.7	14.6	36.3	6.8	7.8	325.3	30.8	575.1
Non-compete agreements	0.1	—	—	—	0.3	—	—	4.2	0.7	5.3
Trade names	—	0.1	—	—	—	0.1	0.3	4.2	0.4	5.1

Total assets acquired	17.6	22.1	533.8	44.5	70.3	15.0	19.3	1,615.8	70.4	2,408.8

Current liabilities	0.1	6.0	129.5	6.8	4.1	0.8	5.8	490.0	6.9	650.0
Noncurrent liabilities	—	1.8	54.1	—	—	1.4	—	174.3	1.1	232.7

Total liabilities assumed	0.1	7.8	183.6	6.8	4.1	2.2	5.8	664.3	8.0	882.7

Total net assets acquired	$17.5	$14.3	$350.2	$37.7	$66.2	$12.8	$13.5	$951.5	$62.4	$1,526.1

Among other benefits, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $878.4 million, $575.1 million, $5.3 million and $5.1 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 5.0% to 10.0%, respectively, for our 2014 and 2013 acquisitions, for which a valuation was performed in the six-month period ended June 30, 2014. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.5% to 14.5% for our 2014 and 2013 acquisitions, for which a valuation was performed in the six-month period ended June 30, 2014. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, one to five years for non-compete agreements and three to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the six-month period ended June 30, 2014, we wrote off $0.6 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three- month and six-month periods ended June 30, 2013, we wrote off $0.4 million and $2.2 million, respectively, of amortizable intangible assets related to the brokerage segment.

Of the $575.1 million of expiration lists, $5.3 million of non-compete agreements and $5.1 million of trade names related to our acquisitions made during the six-month period ended June 30, 2014, $461.7 million, $4.2 million and $4.3 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $68.9 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2014 related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2014 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2013 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Total revenues	$1,251.1	$933.4	$2,295.2	$1,735.1
Net earnings	112.2	111.6	171.7	161.1
Basic net earnings per share	0.71	0.74	1.09	1.07
Diluted net earnings per share	0.70	0.73	1.07	1.06

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2013, nor are they necessarily indicative of future operating results. Annualized revenues of the businesses acquired during the six-month period ended June 30, 2014 totaled approximately $514.9 million. For the six-month period ended June 30, 2014, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2014 in the aggregate, were $84.6 million and $10.8 million, respectively.

4. Intangible Assets

The carrying amount of goodwill at June 30, 2014 and December 31, 2013 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2014
United States	$1,531.2	$20.2	$—	$1,551.4
United Kingdom	880.1	2.2	—	882.3
Other foreign, principally Australia and Canada	593.9	—	—	593.9

Total goodwill - net	$3,005.2	$22.4	$—	$3,027.6

At December 31, 2013
United States	$1,449.6	$20.2	$—	$1,469.8
United Kingdom	595.1	2.1	—	597.2
Other foreign, principally Australia and Canada	78.2	—	—	78.2

Total goodwill - net	$2,122.9	$22.3	$—	$2,145.2

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2014 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2013	$2,122.9	$22.3	$—	$2,145.2
Goodwill acquired during the period	878.4	—	—	878.4
Goodwill adjustments due to appraisals and other acquisition adjustments	(25.5)	—	—	(25.5)
Goodwill written-off related to sales of business	(0.6)	—	—	(0.6)
Foreign currency translation adjustments during the period	30.0	0.1	—	30.1

Balance as of June 30, 2014	$3,005.2	$22.4	$—	$3,027.6

Major classes of amortizable intangible assets at June 30, 2014 and December 31, 2013 consist of the following (in millions):

	June 30, 2014	December 31, 2013
Expiration lists	$2,232.3	$1,563.5
Accumulated amortization - expiration lists	(631.0)	(511.3)

	1,601.3	1,052.2

Non-compete agreements	37.5	37.3
Accumulated amortization - non-compete agreements	(27.1)	(25.9)

	10.4	11.4

Trade names	28.1	22.1
Accumulated amortization - trade names	(8.3)	(6.9)

	19.8	15.2

Net amortizable assets	$1,631.5	$1,078.8

Estimated aggregate amortization expense for each of the next five years is as follows:

2014 (remaining six months)	$96.0
2015	188.0
2016	182.4
2017	174.2
2018	162.9

Total	$803.5

5. Credit and Other Debt Agreements

Note Purchase Agreements - We are a party to an amended and restated note purchase agreement dated December 19, 2007, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 6.26% Senior Notes, Series A, due August 3, 2014 and $300.0 million in aggregate principal amount of our 6.44% Senior Notes, Series B, due August 3, 2017, in a private placement. These notes require semi-annual payments of interest that are due in February and August of each year.

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

We are a party to a note purchase agreement dated June 24, 2014, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 2.80% Senior Notes, Series K, due 2018, $50.0 million in aggregate principal amount of our 3.20% Senior Notes, Series L, due 2019, $50.0 million in aggregate principal amount of our 3.48% Senior Notes, Series M, due 2020, $200.0 million in aggregate principal amount of our 4.13% Senior Notes, Series N, due 2023, $200.0 million in aggregate principal amount of our 4.31% Senior Notes, Series O, due 2025 and $150.0 million in aggregate principal amount of our 4.36% Senior Notes, Series P, due 2026. These notes require semi-annual payments of interest that are due in June and December of each year. We incurred approximately $2.6 million of debt acquisition costs that was capitalized and will be amortized on a pro rata basis over the life of the debt.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2014. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2014. The Credit Agreement also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

At June 30, 2014, $21.1 million of letters of credit (for which we had $8.9 million of liabilities recorded at June 30, 2014) were outstanding under the Credit Agreement. There were $153.0 million of borrowings outstanding under the Credit Agreement at June 30, 2014. Accordingly, as of June 30, 2014, $425.9 million remained available for potential borrowings under the Credit Agreement, of which $53.9 million was available for additional letters of credit.

Premium Financing Debt Facility - On June 16, 2014 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. See Note 3 “Business Combinations.” The Premium Financing Debt Facility is comprised of: (i) Facility B is separate AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires June 15, 2016.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.65%. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.85%. The annual fee for Facility B is 0.7425% of the undrawn commitments for the two tranches of the facility. The annual fee for Facilities C and D is 0.80% of the total commitments of the facilities. In connection with entering into the Premium Financing Debt Facility, we incurred an upfront fee of 0.30% of the principal amount of the committed facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2014. The Premium Financing Debt Facility also includes customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults and breach of other obligations. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At June 30, 2014, AU$119.8 million and NZ$21.3 million of borrowings were outstanding under Facility B, and NZ$8.8 million of borrowings were outstanding under Facility D. Accordingly, as of June 30, 2014, AU$30.2 million and NZ$13.7 million remained available for potential borrowing under Facility B, and AU$25.0 million and NZ$6.2 million under Facilities C and D.

See Note 12 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of June 30, 2014.

The following is a summary of our corporate and other debt (in millions):

	June 30,	December 31,
	2014	2013
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$100.0	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	—
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	—
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	—
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	—
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	—
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	—
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	—
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	—

Total Note Purchase Agreements	2,225.0	925.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	153.0	530.5

Premium Financing Debt Facility - expires June 15, 2016:
Periodic payments of interest and principal, Interbank rates plus 1.65% for Facility B; plus 0.85% for Facilities C and D
Facility B
AUD denominated tranche	112.8	—
NZD denominated tranche	18.6	—
Facility C and D
NZD denominated tranche	7.6	—

Total Premium Financing Debt Facility	139.0	—

Total corporate and other debt	$2,517.0	$1,455.5

The fair value of the $2,225.0 million in debt under the note purchase agreements at June 30, 2014 was $2,321.9 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtain market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit ratings changes. The estimated fair value of the $153.0 million of borrowings outstanding under our Credit Agreement approximates their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $139.0 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Net earnings	$109.0	$93.5	$158.3	$134.0

Weighted average number of common shares outstanding	154.3	127.3	144.2	126.7
Dilutive effect of stock options using the treasury stock method	1.4	1.6	1.6	1.5

Weighted average number of common and common equivalent shares outstanding	155.7	128.9	145.8	128.2

Basic net earnings per share	$0.71	$0.73	$1.10	$1.06

Diluted net earnings per share	$0.70	$0.73	$1.09	$1.04

Options to purchase 1.9 million and 1.7 million shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.2 million and 1.0 million shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore would be anti-dilutive to earnings per share under the treasury stock method.

7. Stock Option Plans

Long-Term Incentive Plan

On May 13, 2014, our stockholders approved the Arthur J. Gallagher 2014 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (which we refer to as the 2011 LTIP). The LTIP term began May 13, 2014 and terminates on the date of the annual meeting of stockholders in 2021, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. A stock appreciation right entitles the holder to receive, upon exercise and subject to withholding taxes, cash or shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares is reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or the 2011 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP. Shares withheld to satisfy tax withholding requirements upon the vesting of awards other than stock options and stock appreciation rights will also be available for grant under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, shares delivered to or withheld by us to pay withholding taxes related to stock options or stock appreciation rights, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million at June 30, 2014. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 12, 2014, the compensation committee granted 1,923,000 options under the 2011 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2017, 2018 and 2019, respectively. On March 13, 2013, the compensation committee granted 1,665,000 options under the 2011 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. The 2014 and 2013 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Other Information

All of our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended June 30, 2014 and 2013, we recognized $2.7 million and $2.3 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2014 and 2013, we recognized $4.0 million and $3.2 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2014 and 2013, as determined on the grant date using the Black-Scholes option pricing model, was $9.66 and $7.51, respectively.

The following is a summary of our stock option activity and related information for 2014 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2014
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	8.3	$31.35
Granted	1.9	46.87
Exercised	(1.2)	29.03
Forfeited or canceled	—	27.64

Ending balance	9.0	$35.00	4.23	$105.0

Exercisable at end of period	3.2	$27.19	2.12	$62.8

Ending vested and expected to vest	8.8	$34.86	4.19	$104.3

Options with respect to 9.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 9 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2014.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2014 and 2013 was $19.7 million and $23.3 million, respectively. As of June 30, 2014, we had approximately $34.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that expense over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2014 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.28 - $ 27.25	2.5	2.08	$25.81	2.1	$25.79
27.35 - 35.71	2.9	3.59	32.65	1.1	29.71
35.95 - 39.17	1.7	5.70	39.15	—	—
46.16 - 46.16	—	6.92	46.16	—	—
46.87 - 46.87	1.9	6.70	46.87	—	—

$ 21.28 - $ 46.87	9.0	4.23	$35.00	3.2	$27.19

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

In the first quarter of each of 2014 and 2013, the compensation committee approved $9.2 million and $8.0 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in first quarter 2014 and second quarter 2013, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2014 and 2013 awards. During the three-month periods ended June 30, 2014 and 2013, we charged $1.8 million and $1.8 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2014 and 2013, we charged $3.2 million and $3.3 million, respectively, to compensation expense related to these awards.

At June 30, 2014 and December 31, 2013, we recorded $33.7 million (related to 2.3 million shares) and $26.3 million (related to 2.1 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at June 30, 2014 and December 31, 2013 was $105.7 million and $96.4 million, respectively. During the six-month period ended June 30, 2013, cash and equity awards with an aggregate fair value of $0.7 million were vested and distributed to executives under the Age 62 Plan. There were no distributions from the Age 62 Plan during the six-month period ended June 30, 2014.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards, with full vesting after thirteen months from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2014 and 2013, the compensation committee approved $2.9 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2014 and second quarter 2013, respectively. During the three-month periods ended June 30, 2014 and 2013, we charged $0.7 million and $0.6 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2014 and 2013, we charged $1.5 million and $0.8 million, respectively, to compensation expense related to these awards.

9. Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 7 to these unaudited consolidated financial statements, on May 13, 2014, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2011 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At June 30, 2014, 2.0 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2014 and 2013, we granted 323,600 and 345,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $15.2 million and $13.5 million, respectively, at the date of grant. These 2014 and 2013 awards of restricted stock units vest as follows: 323,600 units granted in first quarter 2014 and 345,000 units granted in first quarter 2013, vest in full based on continued employment through March 12, 2018 and March 13, 2017, respectively. In the second quarter of each of 2014 and 2013, we granted 19,250 and 17,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $0.9 million and $0.8 million, respectively, at the date of grant. These grants vest in full one year from the date of grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2014 and 2013, we charged $3.9 million and $3.2 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2014. During the six-month periods ended June 30, 2014 and 2013, we charged $6.5 million and $5.1 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2014. The total intrinsic value of unvested restricted stock units at June 30, 2014 and 2013 was $58.2 million and $46.7 million, respectively. During the six-month periods ended June 30, 2014 and 2013, equity awards (including accrued dividends) with an aggregate fair value of $9.5 million and $8.4 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 12, 2014, pursuant to the LTIP, the compensation committee approved 48,800 provisional performance unit awards, with an aggregate fair value of $2.3 million, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2017. For certain of our executive officers age 55 or older, awards granted in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

Cash Awards

On March 12, 2014, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017. For certain of our executive officers age 55 or older, awards granted under the Program in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2016, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2017. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2014 related to the 2014 provisional award under the Program.

On March 13, 2013, pursuant to the Program, the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional awards were similar to the terms of the 2014 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in first quarter 2014 that will fully vest on January 1, 2016. During the three-month period ended June 30, 2014, we charged $1.5 million to compensation expense related to these awards. During the six-month period ended June 30, 2014, we charged $3.0 million to compensation expense related to these awards. We did not recognize any compensation expense during 2013 related to the 2013 awards.

On March 16, 2012, pursuant to the Program, the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grant to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2012 provisional awards were similar to the terms of the 2014 provisional awards. Based on our performance for 2012, we granted 365,000 units under the Program in first quarter 2013 that will fully vest on January 1, 2015. During the three-month periods ended June 30, 2014 and 2013, we charged $1.8 million and $1.7 million, respectively, to compensation expense related to the 2012 awards. During the six-month periods ended June 30, 2014 and 2013, we charged $4.5 million and $3.4 million, respectively, to compensation expense related to the 2012 awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved provisional cash awards of $14.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2011 provisional awards were similar to the terms of the 2014 provisional awards. Based on our performance for 2011, we granted 432,000 units under the Program in first quarter 2012 that fully vested on January 1, 2014. During the three-month period ended June 30, 2013, we charged $2.3 million to compensation expense related to these awards. During the six-month period ended June 30, 2013, we charged $4.3 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2011 awards.

During the six-month period ended June 30, 2014, cash awards related to the 2011 provisional award with an aggregate fair value of $17.6 million (0.4 million units in the aggregate) were vested and distributed to employees under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	3.2	3.0	6.4	5.9
Expected return on plan assets	(4.7)	(4.3)	(9.4)	(8.6)
Amortization of net actuarial loss	0.6	1.9	1.2	3.9

Net periodic benefit (earnings) cost	$(0.8)	$0.7	$(1.6)	$1.4

We are not required under the IRC to make any minimum contributions to the plan for the 2014 plan year or the 2013 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During the six-month period ended June 30, 2013, we made discretionary contributions of $4.2 million to the plan. We did not make any discretionary contributions to the plan during the six-month period ended June 30, 2014.

11. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	June 30, 2014		December 31,
		Funding	2013
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technologies LLC and C-Quest Technologies International LLC	—	—	2.0
Clean-coal investments
Controlling interest in five limited liability companies that own fourteen 2009 Era Clean Coal Plants	24.2	0.2	18.3
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	1.1	—	1.1
Controlling interest in thirteen limited liability companies that own nineteen 2011 Era Clean Coal Plants	61.5	—	59.3
Other investments	3.2	2.9	3.7

Total investments	$96.0	$3.1	$90.4

Chem-Mod LLC - At June 30, 2014, we held a 46.54% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At June 30, 2014, total assets and total liabilities of this VIE included in our consolidated balance sheet were $9.3 million and $0.7 million, respectively. For the six-month period ended June 30, 2014, total revenues and expenses were $32.3 million and $17.8 million (including non-controlling interest of $16.7 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At June 30, 2014, we held a 31.52% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technologies LLC and C-Quest Technologies International LLC (together, C-Quest) - At June 30, 2014, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. Prior to August 1, 2013, we had options to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our remaining option is reduced to 15% and the remaining purchase price was reduced to $7.5 million.

Clean Coal Investments -

•

We have investments in limited liability companies that own 34 refined coal production plants which produce refined coal using propriety technologies owned by Chem-Mod. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) are eligible to receive tax credits through 2019 and the twenty plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) are eligible to receive tax credits through 2021.

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the six-month period ended June 30, 2014 related to this acquisition, were $109.0 million and $113.1 million, respectively.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $11.4 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $6.8 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these unaudited consolidated financial statements.

•

On September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five 2011 Era Plants. The purchase price was $4.0 million in cash plus a $10.0 million note with 3% interest due in installments through December 19, 2021. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the six-month period ended June 30, 2014 related to this acquisition, were $35.9 million and $40.0 million, respectively.

•

On March 1, 2014, we purchased an additional ownership interest in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. For all seven of the 2009 Era plants, our ownership increased from 49.5% to 100.0%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the six-month period ended June 30, 2014 related to this acquisition were $156.5 million and $167.4 million, respectively.

•

We received $0.5 million from our co-investor as part of the 2014 acquisition transaction in addition to receiving the additional ownership interests. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which resulted from the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets, $3.3 million of other assets and other liabilities of $4.5 million in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability companies was $15.5 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements.

•	As of June 30, 2014:

•	Twenty-seven of the plants have long-term production contracts.

•	The remaining seven plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At June 30, 2014, total assets and total liabilities of this VIE were $9.5 million and $6.3 million, respectively. For the six-month period ended June 30, 2014, total revenues and expenses of this VIE were $21.9 million and $26.8 million, respectively.

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

•

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We are currently committed to fund an additional $0.2 million under engineering and construction contracts related to moving, connecting and housing the refined coal plants that we plan to redeploy during 2014. We further estimate that we will invest an additional $30.0 million to $40.0 million to redeploy the remainder of the refined coal plants in 2015, before any co-investor contributions.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

•

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas or shutting down completely for economic reasons. The entities that own such plants are prepared to move the refined coal productions plants to other, generally higher volume, coal-fired power plants. If these potential developments were to occur, we estimate those plants will not operate for 12 to 18 months during their movement and redeployment, which could have a material impact on the amount of tax credits that are generated by these plants.

Other Investments - At June 30, 2014, we owned a non-controlling, minority interest in four venture capital funds totaling $2.7 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At June 30, 2014, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 5 and 11 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at June 30, 2014 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Note purchase agreements	$100.0	$—	$50.0	$300.0	$100.0	$1,675.0	$2,225.0
Credit Agreement	153.0	—	—	—	—	—	153.0
Premium Financing Debt Facility	139.0	—	—	—	—	—	139.0
Interest on debt	54.0	100.4	100.4	97.5	77.5	397.1	826.9

Total debt obligations	446.0	100.4	150.4	397.5	177.5	2,072.1	3,343.9
Operating lease obligations	45.0	83.5	69.9	57.1	40.4	126.2	422.1
Less sublease arrangements	(2.2)	(1.0)	(0.3)	(0.3)	(0.1)	—	(3.9)
Outstanding purchase obligations	15.7	16.7	9.4	0.9	0.3	—	43.0

Total contractual obligations	$504.5	$199.6	$229.4	$455.2	$218.1	$2,198.3	$3,805.1

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of future payments may vary from the stated contractual obligation.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 5 to these unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.

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

We have leased certain office space to several non-affiliated tenants under operating sublease arrangements. In the normal course of business, we expect that certain of these leases will not be renewed or replaced. We adjust charges for real estate taxes and common area maintenance annually based on actual expenses, and we recognize the related revenues in the year in which the expenses are incurred. These amounts are not included in the minimum future rentals to be received in the contractual obligations table above.

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2014. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2014 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2014	2015	2016	2017	2018	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	—	—	—	—	—	9.1	9.1
Funding commitments	0.2	—	—	—	—	2.9	3.1
Acquistion of Noraxis (see Note 3)	420.0	—	—	—	—	—	420.0

Total commitments	$420.2	$—	$—	$—	$—	$33.1	$453.3

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

Since January 1, 2002, we have acquired 314 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2011 to 2014 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $473.8 million, of which $157.4 million was recorded in our consolidated balance sheet as of June 30, 2014 based on the estimated fair value of the expected future payments to be made. See Note 3 to these unaudited consolidated financial statements for a discussion of our funding commitments related to a large acquisition we signed in April 2014 and completed in July 2014.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2014 or December 31, 2013 that was recourse to us.

At June 30, 2014, we had posted two letters of credit totaling $9.8 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $8.9 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2014, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. At June 30, 2014, we had posted one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program. These letters of credit have never been drawn upon.

Litigation, Regulatory and Taxation Matters - We are a defendant in various legal actions incidental to the nature of our business including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. Neither the outcomes of these matters nor their effect upon our business, financial condition or results of operations can be determined at this time.

Our micro-captive advisory services are the subject of an investigation by the Internal Revenue Service (IRS). Additionally, we understand that the IRS has initiated audits for the 2012 tax year of a number of the micro-captive insurance companies organized and/or managed by us. Among other matters, we believe that the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made any specific allegations relating to our operations, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us at this time, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

In July 2014, Gallagher was named in a lawsuit that asserts Gallagher, its subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint seeks a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Gallagher and the other defendants dispute the allegations contained in the complaint and intend to defend this matter vigorously. We believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2014 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.4 million and below the upper end of the actuarial range by $5.4 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnities. At June 30, 2014, the maximum potential amount of future payments that we could be required to make under these indemnification provisions totaled approximately $45.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At June 30, 2014, we had exposure on $130.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our June 30, 2014 consolidated balance sheet related to these indemnification obligations.

13. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2013	$(25.6)	$22.1	$0.9	$(2.6)
Net change in period	0.9	54.5	1.4	56.8

Balance as of June 30, 2014	$(24.7)	$76.6	$2.3	$54.2

The foreign currency translation during the six-month period ended June 30, 2014 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, Singapore and the U.K.

During the six-month periods ended June 30, 2014 and 2013, $1.2 million and $3.9 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2014 and 2013, $0.3 million and $0.1 million, respectively, of expense related to the fair value of derivative investments was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the six-month periods ended June 30, 2014 and 2013, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2014 and 2013 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2014	2013	2014	2013
Brokerage
Total revenues	$742.6	$550.9	$1,311.2	$1,005.3

Earnings before income taxes	$136.5	$112.6	$186.9	$153.2

Identifiable assets at June 30, 2014 and 2013			$8,047.4	$4,325.2

Risk Management
Total revenues	$168.1	$156.2	$328.1	$309.8

Earnings before income taxes	$20.6	$20.2	$39.6	$41.7

Identifiable assets at June 30, 2014 and 2013			$581.2	$530.8

Corporate
Total revenues	$268.6	$72.4	$455.0	$138.5

Loss before income taxes	$(50.0)	$(35.4)	$(73.1)	$(55.2)

Identifiable assets at June 30, 2014 and 2013			$1,390.7	$706.1

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2014, and the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2014 and 2013, the consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management.

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

July 31, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the quarter and six-month period ended June 30, 2014. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2013.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions or investigations; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; and integrating the Crombie/OAMPS acquisition. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Many factors could affect our actual results, and variances from our current expectations regarding such factors could cause actual results to differ materially from those expressed in our forward-looking statements. Potential factors that could impact results include:

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn;

•	Competitive pressures in each of our businesses;

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

•	Our inability to recover successfully should we experience a disaster, material cybersecurity attack or other significant disruption to business continuity;

•	Our failure to comply with regulatory requirements, including those related to international sanctions, or a change in regulations or enforcement policies that adversely affects our operations;

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (U.K. Bribery Act) or other anti-corruption laws;

•	The outcome of any existing or future investigation or regulatory action;

•

Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (2010 Health Care Reform Legislation);

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Damage to our reputation if clients are not satisfied with our services;

•	Improper disclosure of personal data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•	Risks related to our clean energy investments, including the risk of intellectual property claims, environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	Risks related to losses on other investments held by our corporate segment;

•	Restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions;

•	Volatility of the price of our common stock; and

•	Failure to successfully integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame.

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the prospectus supplement filed on April 11, 2014 and any other reports we file with the SEC in the future.

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

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, claim portfolio transfer and South Australia ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

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

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, New Zealand earthquake claims administration, claim portfolio transfer and South Australia ramp up fees/costs, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, New Zealand earthquake claims administration, claim portfolio transfer and South Australia ramp up fees/costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

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

Overview and Second Quarter 2014 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2013 and into 2014, we have expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generated approximately 70% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 30% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand, Singapore and the U.K. (based on second quarter 2014 revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2014 compared to 2013, given the number and size of the non-U.S. acquisitions that we completed in the latter part of 2013 and to date in 2014. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 15% and 22%, respectively, to revenues during the six-month period ended June 30, 2014. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from our investment portfolio, which includes invested cash and fiduciary funds, as well as clean energy and other investments.

We have generated positive organic growth in each of the last fourteen quarterly periods in both the brokerage and risk management segments. Based on our experience, we are generally seeing continued evidence of moderate rate increases and believe that in general our customers are increasingly optimistic about their business prospects. The second quarter 2014 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey had not been published as of the filing date of this report, but we anticipate that the trends evident in the first quarter 2014 survey continued into the second quarter 2014. The first quarter 2014 CIAB survey indicated that rates were up, on average 1.5% across all sized accounts, which were down from the 2.1% reported for the fourth quarter 2013 survey. The first quarter 2014 survey indicated a slowdown of commercial property/casualty pricing increases, which we believe could continue through 2014. The CIAB represents the leading domestic and international insurance brokers, who write approximately 80% of the commercial property/casualty premiums in the U.S. Insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. Based on our recent internal survey, for property/casualty accounts renewed in the second quarter, 35% of our customers renewed at higher rates, 30% renewed about flat and 35% received decreases. Given this quarter’s mix of renewals, decreases in commissions from lower property rates were partially offset by increases in commissions from higher casualty rates.

Our operating results improved in second quarter 2014 compared to the same period in 2013 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 35% and 34%, respectively, base organic commission and fee revenues were up 3.1%, net earnings were up 29%, adjusted EBITDAC was up 43% and adjusted EBITDAC margins were up 190 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were both up 8%, organic fees were up 7.6%, net earnings were up 6%, adjusted EBITDAC was up 9% and adjusted EBITDAC margins were up 20 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 29% and 28%, respectively, organic commissions and fee revenues were up 4.1%, net earnings were up 26%, adjusted EBITDAC was up 38% and adjusted EBITDAC margins were up by 191 basis points.

•

Our acquisition program and our integration efforts are meeting our expectations. During the second quarter of 2014, the brokerage segment completed seventeen acquisitions with annualized revenues totaling $497.1 million.

•

In our corporate segment, earnings from our clean energy investments contributed $35.0 million to net earnings in the second quarter of 2014. On March 1, 2014, we acquired additional ownership interests in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. These transactions resulted in a non-cash after-tax gain of $15.9 million, which resulted from the fair value as of the transaction date. All but one of our investments in these plants had been accounted for under the equity method of accounting. For all plants where our ownership is over 50%, as of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. We anticipate our clean energy investments to generate between $99.0 million and $110.0 million in net earnings in 2014. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

On April 1, 2014, we acquired the Oval Group of Companies (which we refer to as Oval). Under the acquisition agreement, we agreed to purchase all of the outstanding equity of Oval for net cash consideration of approximately $338.0 million, which includes approximately $3.5 million held back and placed into escrow for three years as partial security for warranty obligations under the agreement and approximately $8.3 million held back and placed into escrow for approximately three months as partial security for adjustments to the balance sheet. Oval is a commercial insurance broker operating out of 24 offices throughout the U.K., with over 1,000 employees. Oval is expected to annually generate over $135.0 million in revenues.

On June 16, 2014, we acquired the Crombie/OAMPS operations (which we refer to as the Crombie/OAMPS transaction). The Crombie/OAMPS transaction includes the OAMPS businesses in Australia and the U.K., Crombie in New Zealand and the associated premium funding operations. Under the acquisition agreement, we purchased all of the outstanding shares of three operating companies for net cash consideration of approximately $952.0 million. The Crombie/OAMPS operations generated $306.0 million in revenue for the year ended June 30, 2013 and have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K. We financed the Crombie/OAMPS transaction primarily from a secondary offering of 21.85 million shares of our common stock for net proceeds of $911.4 million, as described in greater detail in Note 3 to our consolidated financial statements included elsewhere in this report. The net impact to diluted net earnings per share in second quarter 2014 compared to second quarter 2013 of issuing the shares on April 16, 2014 yet not using most of those proceeds until June 16, 2014 to purchase Crombie/OAMPS, was a reduction of $0.08 per share ($0.07 in the Brokerage Segment and $0.01 in the Risk Management Segment). For the period June 16, 2014 to June 30, 2014, Gallagher recorded revenues of $29.0 million, adjusted EBITDAC of $16.6 million, adjusted pretax earnings of $15.0 million and adjusted net earnings of $10.1 million related to its ownership of Crombie/OAMPS during that period. Due to seasonality of those businesses, the net earnings realized in this period represented approximately 60% of those operations’ second quarter 2014 net earnings.

We also entered into a AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In second quarter 2014, we recorded a pretax gain of $1.9 million related to this derivative investment contract.

On July 2, 2014, we acquired Noraxis Capital Corporation (which we refer to has Noraxis), paying cash consideration of approximately $420.0 million for approximately 89% of the equity of Noraxis. The remaining equity is held by various management employees of Noraxis. Noraxis generated nearly CN$125.0 million in revenue for the year ended December 31, 2013, has more than 650 employees and offices across Alberta, Manitoba, New Brunswick, Nova Scotia and Ontario. We financed the acquisition using mostly additional long-term borrowings and borrowings on our line of credit.

The following provides non-GAAP information that management believes is helpful when comparing revenues, EBITDAC and diluted net earnings per share for the three-month and six-month periods ended June 30, 2014 with the same periods in 2013:

For the Three-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			Per Share
Segment	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$741.9	$555.6	34%	$213.3	$149.3	43%	$0.66	$0.52
Net gains on book sales	0.7	2.9		0.7	2.9		—	0.01
Acquisition integration	—	—		(16.0)	(5.0)		(0.07)	(0.02)
Workforce & lease termination	—	—		(1.7)	(0.3)		(0.01)	—
Acquisition related adjustments	—	—		—	—		(0.01)	0.02
Levelized foreign currency translation	—	(7.6)		—	(0.2)		—	—

Brokerage, as reported	742.6	550.9		196.3	146.7		0.57	0.53

Risk Management, as adjusted	168.1	155.9	8%	28.0	25.8	9%	0.09	0.10
Workforce & lease termination	—	—		(0.2)	—		—	—
Claim portfolio transfer ramp up	—	—		(1.5)	—		(0.01)	—
Levelized foreign currency translation	—	0.3		—	(0.3)		—	—

Risk Management, as reported	168.1	156.2		26.3	25.5		0.08	0.10

Total Brokerage & Risk Management, as reported	910.7	707.1		222.6	172.2		0.66	0.63
Corporate, as reported	268.6	72.4		(27.8)	(22.6)		0.05	0.10

Total Company, as reported	$1,179.3	$779.5		$194.8	$149.6		$0.70	$0.73

Total Brokerage & Risk Management, as adjusted	$910.0	$711.5	28%	$241.3	$175.1	38%	$0.75	$0.62	21%

For the Six-Month Periods Ended June 30,							Diluted Net Earnings
	Revenues			EBITDAC			Per Share
Segment	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$1,309.5	$1,012.6	29%	$324.0	$231.7	40%	$0.97	$0.74
Net gains on book sales	1.7	3.3		1.7	3.3		—	0.02
Acquisition integration	—	—		(22.5)	(8.0)		(0.10)	(0.04)
Workforce & lease termination	—	—		(3.9)	(0.3)		(0.02)	—
Acquisition related adjustments	—	—		(1.1)	—		(0.02)	0.01
Levelized foreign currency translation	—	(10.6)		—	0.3		—	—

Brokerage, as reported	1,311.2	1,005.3		298.2	227.0		0.83	0.73

Risk Management, as adjusted	328.1	304.8	8%	54.0	49.9	8%	0.19	0.20
Workforce & lease termination	—	—		(0.4)	—		—	—
Claim portfolio transfer ramp up	—	1.4		(2.7)	1.3		(0.01)	—
Levelized foreign currency translation	—	3.6		—	0.8		—	—

Risk Management, as reported	328.1	309.8		50.9	52.0		0.18	0.20

Total Brokerage & Risk Management, as reported	1,639.3	1,315.1		349.1	279.0		1.01	0.93
Corporate, as reported	455.0	138.5		(33.8)	(31.1)		0.08	0.11

Total Company, as reported	$2,094.3	$1,453.6		$315.3	$247.9		$1.09	$1.04

Total Brokerage & Risk Management, as adjusted	$1,637.6	$1,317.4	24%	$378.0	$281.6	34%	$1.16	$0.94	23%

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the six-month period ended June 30, 2014. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Within our retail brokerage operations, one area of growth in recent years has been organizing and managing “captives” and other vehicles for self-insurance. A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. A portion of our captive business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are the subject of an investigation by the Internal Revenue Service (IRS). Additionally, we understand that the IRS has initiated audits for the 2012 tax year of a number of the micro-captive insurance companies organized and/or managed by us. Among other matters, we believe that the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made any specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Even if the IRS were to conclude that the micro-captives have been operated in accordance with applicable law, we may still experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter, so any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2013, our micro-captive operations contributed approximately $6.3 million in EBITDAC and $5.5 million in net earnings to our consolidated results. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us at this time, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2014 as compared to the same periods in 2013, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2014	2013	Change	2014	2013	Change
Commissions	$539.5	$400.9	$138.6	$951.0	$727.7	$223.3
Fees	149.5	113.3	36.2	247.1	200.0	47.1
Supplemental commissions	27.9	18.3	9.6	53.3	35.6	17.7
Contingent commissions	21.8	14.5	7.3	54.0	37.0	17.0
Investment income	3.2	1.0	2.2	4.1	1.7	2.4
Gains realized on books of business sales	0.7	2.9	(2.2)	1.7	3.3	(1.6)

Total revenues	742.6	550.9	191.7	1,311.2	1,005.3	305.9

Compensation	423.8	314.0	109.8	779.9	601.7	178.2
Operating	122.5	90.2	32.3	233.1	176.6	56.5
Depreciation	10.6	7.5	3.1	19.6	13.8	5.8
Amortization	42.2	29.1	13.1	79.6	58.1	21.5
Change in estimated acquisition earnout payables	7.0	(2.5)	9.5	12.1	1.9	10.2

Total expenses	606.1	438.3	167.8	1,124.3	852.1	272.2

Earnings before income taxes	136.5	112.6	23.9	186.9	153.2	33.7
Provision for income taxes	48.0	44.1	3.9	65.8	60.1	5.7

Net earnings	$88.5	$68.5	$20.0	$121.1	$93.1	$28.0

Diluted net earnings per share	$0.57	$0.53	$0.04	$0.83	$0.73	$0.10

Other Information
Change in diluted net earnings per share	8%	13%		14%	18%
Growth in revenues	35%	16%		30%	17%
Organic change in commissions and fees	3%	6%		3%	5%
Compensation expense ratio	57%	57%		59%	60%
Operating expense ratio	17%	16%		18%	18%
Effective income tax rate	35%	39%		35%	39%
Workforce at end of period (includes acquisitions)				13,995	9,327
Identifiable assets at June 30				$8,047.4	$4,325.2
EBITDAC
Net earnings	$88.5	$68.5	$20.0	$121.1	$93.1	$28.0
Provision for income taxes	48.0	44.1	3.9	65.8	60.1	5.7
Depreciation	10.6	7.5	3.1	19.6	13.8	5.8
Amortization	42.2	29.1	13.1	79.6	58.1	21.5
Change in estimated acquisition earnout payables	7.0	(2.5)	9.5	12.1	1.9	10.2

EBITDAC	$196.3	$146.7	$49.6	$298.2	$227.0	$71.2

EBITDAC margin	26%	27%		23%	23%
EBITDAC growth	34%	24%		31%	28%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2014 to the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Total EBITDAC - see computation above	$196.3	$146.7	$298.2	$227.0
Gains from books of business sales	(0.7)	(2.9)	(1.7)	(3.3)
Acquisition integration	16.0	5.0	22.5	8.0
Acquisition related adjustments	—	—	1.1	—
Workforce and lease termination related charges	1.7	0.3	3.9	0.3
Levelized foreign currency translation	—	0.2	—	(0.3)

Adjusted EBITDAC	$213.3	$149.3	$324.0	$231.7

Adjusted EBITDAC change	42.9%	20.3%	39.8%	22.9%

Adjusted EBITDAC margin - see page 36	28.8%	26.9%	24.7%	22.9%

Acquisition integration costs include costs related to our June 16, 2014 acquisition of Crombie/OAMPS, our April 1, 2014 acquisition of Oval, our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles), our August 12, 2013 acquisition of Bollinger, Inc., (which we refer to as Bollinger) and our May 12, 2011 acquisition of HLG Holdings, Ltd. (which we refer to as Heath Lambert) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Heath Lambert integration costs in the three-month and six-month periods ended June 30, 2013 totaled $5.0 million and $8.0 million, respectively, and were primarily related to the consolidation of offices in London. The prior period integration costs relate to the Heath Lambert acquisition only. The full integration of the Heath Lambert operations into our existing operations was completed in the third quarter of 2013. Integration costs related to the 2013 and 2014 acquisitions are expected to range between $10.0 million to $17.0 million per quarter in 2014. Integration costs related to the 2014 acquisitions are expected to range between $5.0 million to $8.0 million per quarter in 2015 and approximately $2.0 million per quarter in 2016.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended June 30, 2014 compared to the same period in 2013, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2014 ($153.7 million). Commissions and fees in the three-month period ended June 30, 2014 included new business production and renewal rate increases of $72.0 million, which was partially offset by lost business of $50.9 million. Commissions increased 35% and fees increased 32% in the three-month period ended June 30, 2014 compared to the same period in 2013. Organic growth in commissions and fee revenues for the three-month period ended June 30, 2014 was 3.1% compared to 5.9% for the same period in 2013, principally due to net new business production and premium rate increases.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2014 compared to the same period in 2013, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2014 ($235.9 million). Commissions and fees in the six-month period ended June 30, 2014 included new business production and renewal rate increases of $139.5 million, which was partially offset by lost business of $105.0 million. Commissions increased 31% and fees increased 24% in the six-month period ended June 30, 2014 compared to the same period in 2013. Organic growth in commissions and fee revenues for the six-month period ended June 30, 2014 was 3.2% compared to 5.4% for the same period in 2013, principally due to net new business production and premium rate increases.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2014 and 2013 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue
For the Three-Month Periods Ended June 30,	2014	2013	2013	2012
Base Commissions and Fees
Commission revenues as reported	$539.5	$400.9	$400.9	$344.7
Fee revenues as reported	149.5	113.3	113.3	99.5
Less commission and fee revenues from acquisitions	(153.7)	—	(46.4)	—
Less disposed of operations	—	(1.8)	—	(0.2)
Levelized foreign currency translation	—	7.0	—	(2.3)

Organic base commission and fee revenues	$535.3	$519.4	$467.8	$441.7

Organic change in base commission and fee revenues	3.1%		5.9%

Supplemental Commissions
Supplemental commissions as reported	$27.9	$18.3	$18.3	$16.6
Less supplemental commissions from acquisitions	(7.9)	—	(0.4)	—

Organic supplemental commissions	$20.0	$18.3	$17.9	$16.6

Organic change in supplemental commissions	9.3%		7.8%

Contingent Commissions
Contingent commissions as reported	$21.8	$14.5	$14.5	$10.3
Less contingent commissions from acquisitions	(5.9)	—	(3.3)	—

Organic contingent commissions	$15.9	$14.5	$11.2	$10.3

Organic change in contingent commissions	9.7%		8.7%

Organic change in commissions and fees, supplemental commissions and contingent commissions	3.4%		6.0%

	2014 Organic Revenue		2013 Organic Revenue
For the Six-Month Periods Ended June 30,	2014	2013	2013	2012
Base Commissions and Fees
Commission revenues as reported	$951.0	$727.7	$727.7	$616.7
Fee revenues as reported	247.1	200.0	200.0	174.6
Less commission and fee revenues from acquisitions	(235.9)	—	(97.9)	—
Less Heath Lambert adjustment	—	—	—	—
Less disposed of operations	—	(4.6)	—	(0.5)
Levelized foreign currency translation	—	9.4	—	(3.7)

Organic base commission and fee revenues	$962.2	$932.5	$829.8	$787.1

Organic change in base commission and fee revenues	3.2%		5.4%

Supplemental Commissions
Supplemental commissions as reported	$53.3	$35.6	$35.6	$33.7
Less supplemental commissions from acquisitions	(15.2)	—	(2.0)	—

Less disposed of operations	—	—	—	—

Organic supplemental commissions	$38.1	$35.6	$33.6	$33.7

Organic change in supplemental commissions	7.0%		(0.3%)

Contingent Commissions
Contingent commissions as reported	$54.0	$37.0	$37.0	$29.3
Less contingent commissions from acquisitions	(10.8)	—	(6.8)	—

Organic contingent commissions	$43.2	$37.0	$30.2	$29.3

Organic change in contingent commissions	16.8%		3.1%

Organic change in commissions and fees, supplemental commissions and contingent commissions	3.8%		5.1%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2014, 2013 and 2012 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2014
Reported supplemental commissions	$25.4	$27.9			$53.3
Reported contingent commissions	32.2	21.8			54.0

Reported supplemental and contingent commissions	$57.6	$49.7			$107.3

2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and one-time gains related to sales of books of business, which were $0.7 million and $2.9 million, respectively, for the three-month periods ended June 30, 2014 and 2013 and $1.7 million and $3.3 million, respectively, for the six-month periods ended June 30, 2014 and 2013. Investment income in the three-month and six-month periods ended June 30, 2014 increased slightly compared to the same periods in 2013.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2014 with the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Reported amounts	$423.8	$314.0	$779.9	$601.7
Acquisition integration	(12.2)	(2.2)	(15.8)	(3.5)
Workforce related charges	(1.7)	(0.3)	(3.4)	(0.3)
Acquisition related adjustments	—	—	(1.1)	—
Levelized foreign currency translation	—	5.3	—	7.9

Adjusted amounts	$409.9	$316.8	$759.6	$605.8

Adjusted revenues - see page 36	$741.9	$555.6	$1,309.5	$1,012.6

Adjusted ratios	55.3%	57.0%	58.0%	59.8%

The increase in compensation expense for the three-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($93.9 million in the aggregate), increases in employee benefits ($12.7 million), severance related costs ($1.4 million), stock compensation expense ($0.8 million), deferred compensation ($0.6 million) and temporary staffing ($0.4 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2014.

The increase in compensation expense for the six-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($150.8 million in the aggregate), increases in employee benefits ($18.9 million), severance related costs ($3.1 million), stock compensation expense ($2.6 million), deferred compensation ($2.1 million) and temporary staffing ($0.7 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2014.

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2014 with the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Reported amounts	$122.5	$90.2	$233.1	$176.6
Acquisition integration	(3.8)	(2.8)	(6.7)	(4.5)
Workforce and lease termination related charges	—	—	(0.5)	—
Levelized foreign currency translation	—	2.1	—	3.0

Adjusted amounts	$118.7	$89.5	$225.9	$175.1

Adjusted revenues - see page 36	$741.9	$555.6	$1,309.5	$1,012.6

Adjusted ratios	16.0%	16.1%	17.3%	17.3%

The increase in operating expense for the three-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to unfavorable foreign currency translation ($0.4 million) and increases in real estate expenses ($7.5 million), meeting and client entertainment expense ($5.1 million), professional and banking fees ($4.6 million), technology expenses ($3.8 million), office supplies ($3.3 million), outside consulting fees ($3.1 million), employee expense ($1.7 million), licenses and fees ($1.4 million), business insurance ($1.2 million), outside services expense ($0.8 million) and bad debt expense ($0.6 million), offset by a decrease in other expense ($1.1 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2014 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2014.

The increase in operating expense for the six-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to unfavorable foreign currency translation ($0.3 million) and increases in real estate expenses ($11.6 million), technology expenses ($7.9 million), meeting and client entertainment expense ($7.9 million), professional and banking fees ($5.4 million), outside consulting fees ($4.6 million), office supplies ($4.5 million), employee expense ($3.5 million), business insurance ($3.5 million), licenses and fees ($2.2 million), outside services expense ($1.8 million), bad debt expense ($1.5 million), and termination charges ($0.5 million). Also contributing to the increase in operating expenses in the six-month period ended June 30, 2014 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2014.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2014 increased slightly compared to the same periods in 2013 due to expenses associated with acquisitions completed in the twelve-month period ended June 30, 2014.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2014. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews during the six-month period ended June 30, 2014, we wrote off $0.6 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2013, we wrote off $0.4 million and $2.2 million, respectively, of amortizable intangible assets related to the brokerage segment.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended June 30, 2014 compared to the same period in 2013, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2014 and 2013, we recognized $3.4 million and $2.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our acquisitions made in the period from 2011 to 2014. During the six-month periods ended June 30, 2014 and 2013, we recognized $6.7 million and $5.8 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations related to our acquisitions made in the period from 2011 to 2014. In addition, during the three-month periods ended June 30, 2014 and 2013, we recognized $3.6 million of expense and $5.4 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for 18 and 23 acquisitions, respectively. During the six-month periods ended June 30, 2014 and 2013, we recognized $5.4 million of expense and $3.9 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for 35 and 39 acquisitions, respectively

The amounts initially recorded as earnout payables for our 2011 to 2014 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 35.2% and 39.2%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 35.2% and 39.2%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our brokerage segment for the foreseeable future.

Risk Management

The risk management segment accounted for 15% of our revenue during the six-month period ended June 30, 2014. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2014 as compared to the same periods in 2013, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2014	2013	Change	2014	2013	Change
Fees	$167.9	$155.6	$12.3	$327.5	$308.6	$18.9
Investment income	0.2	0.6	(0.4)	0.6	1.2	(0.6)

Total revenues	168.1	156.2	11.9	328.1	309.8	18.3

Compensation	100.4	91.3	9.1	200.3	182.9	17.4
Operating	41.4	39.4	2.0	76.9	74.9	2.0
Depreciation	5.0	4.7	0.3	9.9	9.1	0.8
Amortization	0.7	0.6	0.1	1.4	1.2	0.2

Total expenses	147.5	136.0	11.5	288.5	268.1	20.4

Earnings before income taxes	20.6	20.2	0.4	39.6	41.7	(2.1)
Provision for income taxes	7.4	7.7	(0.3)	14.3	15.3	(1.0)

Net earnings	$13.2	$12.5	$0.7	$25.3	$26.4	$(1.1)

Diluted net earnings per share	$0.08	$0.10	$(0.02)	$0.18	$0.20	$(0.02)

Other information
Change in diluted net earnings per share	(20%)	11%		(13%)	5%
Growth in revenues	8%	9%		6%	9%
Organic change in fees	8%	10%		7%	11%
Compensation expense ratio	60%	58%		61%	59%
Operating expense ratio	25%	25%		23%	24%
Effective income tax rate	36%	38%		36%	37%
Workforce at end of period (includes acquisitions)				4,876	4,614
Identifiable assets at June 30				$581.2	$530.8
EBITDAC
Net earnings	$13.2	$12.5	$0.7	$25.3	$26.4	$(1.1)
Provision for income taxes	7.4	7.7	(0.3)	14.3	15.3	(1.0)
Depreciation	5.0	4.7	0.3	9.9	9.1	0.8
Amortization	0.7	0.6	0.1	1.4	1.2	0.2

EBITDAC	$26.3	$25.5	$0.8	$50.9	$52.0	$(1.1)

EBITDAC margin	16%	16%		16%	17%
EBITDAC growth	3%	14%		(2%)	13%

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2014 to the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Total EBITDAC - see computation above	$26.3	$25.5	$50.9	$52.0
Workforce and lease termination related charges	0.2	—	0.4	—
Claim portfolio transfer ramp up	1.5	—	2.7	(1.3)
Levelized foreign currency translation	—	0.3	—	(0.8)

Adjusted EBITDAC	$28.0	$25.8	$54.0	$49.9

Adjusted EBITDAC change	8.5%	14.4%	8.2%	13.4%

Adjusted EBITDAC margin - see page 36	16.7%	16.5%	16.5%	16.4%

Fees - The increase in fees for the three-month period ended June 30, 2014 compared to the same period in 2013 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $15.1 million), which were partially offset by lost business of $3.7 million. Organic growth in fee revenues for the three-month period ended June 30, 2014 was 7.6% compared to 10.4% for the same period in 2013.

The increase in fees for the six-month period ended June 30, 2014 compared to the same period in 2013 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $27.4 million), which were partially offset by lost business of $11.6 million. Organic growth in fee revenues for the six-month period ended June 30, 2014 was 6.8% compared to 10.6% for the same period in 2013.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2014 and 2013 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue
For the Three-Month Periods Ended June 30	2014	2013	2013	2012
Fees	$163.4	$148.1	$148.1	$137.5
International performance bonus fees	4.5	7.5	7.5	5.2

Fees as reported	167.9	155.6	155.6	142.7
Less fees from acquisitions	(0.9)	—	(1.1)	—
Less New Zealand earthquake claims administration	—	—	—	(1.9)
Levelized foreign currency translation	—	(0.4)	—	(0.9)

Organic fees	$167.0	$155.2	$154.5	$139.9

Organic change in fees	7.6%		10.4%

	2014 Organic Revenue		2013 Organic Revenue
For the Six-Month Periods Ended June 30	2014	2013	2013	2012
Fees	$318.9	$295.4	$295.4	$273.7
International performance bonus fees	8.6	13.2	13.2	9.5

Fees as reported	327.5	308.6	308.6	283.2
Less fees from acquisitions	(3.1)	—	(1.9)	—
Less South Australia ramp up fees	—	(1.4)	(1.4)	—
Less New Zealand earthquake claims administration	—	(0.1)	(0.1)	(5.7)
Levelized foreign currency translation	—	(3.4)	—	(1.6)

Organic fees	$324.4	$303.7	$305.2	$275.9

Organic change in fees	6.8%		10.6%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2014 remained relatively unchanged compared to the same periods in 2013.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2014 with the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Reported amounts	$100.4	$91.3	$200.3	$182.9
Claim portfolio transfer ramp up costs	(0.8)	—	(1.6)	—
Workforce related charges	(0.2)	—	(0.4)	—
Levelized foreign currency translation	—	(0.4)	—	(2.3)

Adjusted amounts	$99.4	$90.9	$198.3	$180.6

Adjusted revenues - see page 36	$168.1	$155.9	$328.1	$304.8

Adjusted ratios	59.1%	58.3%	60.4%	59.3%

The increase in compensation expense for the three-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to increased headcount, increases in salaries ($6.3 million), employee benefits expense ($1.2 million), claim portfolio transfer cost ($0.8 million), temporary-staffing expense ($0.7 million), severance related costs ($0.2 million) and deferred compensation ($0.2 million), offset by a favorable foreign currency translation ($0.3 million).

The increase in compensation expense for the six-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to increased headcount, increases in salaries ($14.1 million), employee benefits expense ($1.8 million), claim portfolio transfer cost ($1.6 million), temporary-staffing expense ($1.1 million), deferred compensation ($0.4 million), severance related costs ($0.4 million) and stock compensation expense ($0.2 million), offset by a favorable foreign currency translation ($2.2 million).

Operating expenses - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2014 with the same periods in 2013 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Reported amounts	$41.4	$39.4	$76.9	$74.9
Claim portfolio transfer and South Australia ramp up costs	(0.7)	—	(1.1)	(0.1)
Levelized foreign currency translation	—	(0.2)	—	(0.5)

Adjusted amounts	$40.7	$39.2	$75.8	$74.3

Adjusted revenues - see page 36	$168.1	$155.9	$328.1	$304.8

Adjusted ratios	24.2%	25.1%	23.1%	24.4%

The operating expense for the three-month period ended June 30, 2014 increased compared to the same period in 2013 primarily due to increases in other expense ($2.1 million), business insurance ($0.7 million), claim portfolio transfer cost ($0.7 million), employee expense ($0.4 million), outside consulting fees ($0.1 million) and meeting and client entertainment expense ($0.1 million), offset by decreases in professional and banking fees ($1.1 million), technology expenses ($0.4 million), licenses and fees ($0.2 million), office supplies ($0.1 million) and real estate expenses ($0.1 million).

The operating expense for the six-month period ended June 30, 2014 increased compared to the same period in 2013 primarily due to increases in other expense ($2.4 million), claim portfolio transfer cost ($1.0 million), outside consulting fees ($0.9 million), technology expenses ($0.2 million), business insurance ($0.2 million), meeting and client entertainment expense ($0.2 million), employee expense ($0.1 million), outside service expense ($0.1 million) and bad debt expense ($0.1 million), offset by favorable foreign currency translation ($0.2 million) and decreases in real estate expenses ($0.6 million), professional and banking fees ($2.0 million), licenses and fees ($0.1 million) and office supplies ($0.1 million).

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased slightly in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the six-month periods ended June 30, 2014 and 2013.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 35.9% and 38.1%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 36.1% and 36.7%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see our consolidated financial statements included herein for a summary of our investments as of June 30, 2014 (unaudited) (Note 11) and in our most recent Annual Report on Form 10-K as of December 31, 2013 (Note 12). For a detailed discussion of the nature of our debt, see our consolidated financial statements included herein as of June 30, 2014 (unaudited) (Note 5) and in our most recent Annual Report on Form 10-K as of December 31, 2013 (Note 6).

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2014 as compared to the same periods in 2013 is as follows (in millions, except per share and percentages):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2014	2013	Change	2014	2013	Change
Revenues from consolidated clean coal production plants	$250.2	$66.2	$184.0	$404.5	$115.5	$289.0
Royalty income from clean coal licenses	12.8	6.9	5.9	27.4	16.9	10.5
Loss from unconsolidated clean coal production plants	(0.2)	(0.9)	0.7	(2.7)	(3.2)	0.5
Other net revenues	5.8	0.2	5.6	25.8	9.3	16.5

Total revenues	268.6	72.4	196.2	455.0	138.5	316.5

Cost of revenues from consolidated clean coal production plants	270.5	76.6	193.9	441.5	134.7	306.8
Compensation	5.8	10.2	(4.4)	16.1	14.8	1.3
Operating	20.1	8.2	11.9	31.2	20.1	11.1
Interest	21.2	11.9	9.3	37.4	23.1	14.3
Depreciation	1.0	0.9	0.1	1.9	1.0	0.9

Total expenses	318.6	107.8	210.8	528.1	193.7	334.4

Loss before income taxes	(50.0)	(35.4)	(14.6)	(73.1)	(55.2)	(17.9)
Benefit for income taxes	(57.3)	(47.9)	(9.4)	(85.0)	(69.7)	(15.3)

Net earnings	$7.3	$12.5	$(5.2)	$11.9	$14.5	$(2.6)

Diluted net earnings per share	$0.05	$0.10	$(0.05)	$0.08	$0.11	$(0.03)

Identifiable assets at June 30				$1,390.7	$706.1
EBITDAC
Net earnings	$7.3	$12.5	$(5.2)	$11.9	$14.5	$(2.6)
Benefit for income taxes	(57.3)	(47.9)	(9.4)	(85.0)	(69.7)	(15.3)
Interest	21.2	11.9	9.3	37.4	23.1	14.3
Depreciation	1.0	0.9	0.1	1.9	1.0	0.9

EBITDAC	$(27.8)	$(22.6)	$(5.2)	$(33.8)	$(31.1)	$(2.7)

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

The increase in the three-month and six-month periods ended June 30, 2014, compared to the same periods in 2013, was due primarily to increased production and from the increased interests in the twelve plants we acquired on March 1, 2014.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2014, we held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increase in royalty income in the three-month and six-month periods ended June 30, 2014, compared to the same periods in 2013, was due to increased production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended June 30, 2014 and 2013, were $8.6 million and $4.6 million, respectively, which include non-controlling interest of $7.9 million and $4.0 million in each of the respective periods. Expenses related to royalty income of Chem-Mod in the six-month periods ended June 30, 2014 and 2013, were $17.8 million and $10.5 million, respectively, which include non-controlling interest of $16.7 million and $9.6 million in each of the respective periods.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors. The production of refined coal generates pretax operating losses.

The losses in the three-month and six-month periods ended June 30, 2014, compared to the same periods in 2013, were lower due to the net production activity at our unconsolidated operations being very limited as the vast majority of our operations are now consolidated.

•

Other net revenues include our equity portion of the operations of our venture capital fund investments. In addition, in first quarter 2013, we recognized a gain of $9.6 million in connection with the acquisition of an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. In first quarter 2014, we recognized a gain of $22.6 million in connection with the acquisition of an additional ownership interest in seven 2009 Era Plants and five 2011 Era Plants from a co-investor. See Note 11 to the unaudited consolidated financial statements for additional discussion of these acquisition transactions. We have consolidated the operations of the limited liability companies that own these plants effective March 1, 2013 and March 1, 2014, respectively. In addition, in first quarter 2014, we recognized a $2.0 million impairment loss, under equity method accounting, of an additional 4% investment in the global operations of C-Quest Technologies LLC and C-Quest Technologies International LLC. In addition, in second quarter 2014, we recognized a $3.5 million impairment loss related to one of our clean coal production plants which permanently stopped operations, we recognized gain adjustments of $1.8 million and $3.0 million, respectively, for the first quarter 2013 acquisition of the additional ownership interest in twelve of the 2009 Era Plants and the first quarter 2014 acquisition of the additional ownership interests in seven of the 2009 Era Plants and five of the 2011 Era Plants, we realized a $1.9 million hedge gain related to the funding of the Crombie/OAMPS acquisition and earned $2.5 million of interest on cash deposited in Australia to fund the Crombie/OAMPS acquisition.

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2014 and 2013, consists of the expenses incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month and six-month periods ended June 30, 2014, compared to the same periods in 2013, was due to increased production including production at operations that were not producing refined coal in 2013 and production from the increased interests in the twelve plants we acquired on March 1, 2014.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2014 and 2013, respectively, includes salary and benefit expenses of $2.5 million and $3.6 million and incentive compensation of $3.3 million and $6.6 million, respectively. The decrease in salary and benefits expense for the three-month period ended June 30, 2014 compared to the same period in 2013, was due primarily to a reduction in pension expense. The decrease in incentive compensation for the three-month period ended June 30, 2014 compared to the same period in 2013 is due to the efforts in 2013 related to the transaction for the additional interests in the twelve clean coal plants plus efforts related to acquisitions.

Compensation expense in the six-month periods ended June 30, 2014 and 2013, respectively, includes salary and benefit expenses of $4.4 million and $5.5 million and incentive compensation of $11.7 million and $9.3 million, respectively. The decrease in salary and benefits expense for the six-month period ended June 30, 2014 compared to the same period in 2013, was due primarily to a reduction in pension expense. The increase in incentive compensation for the six-month period ended June 30, 2014 compared to the same period in 2013 is due to the efforts in 2014 related to the transaction for the additional interests in the twelve clean coal plants plus efforts related to acquisitions.

Operating expenses - Operating expense in the three-month period ended June 30, 2014 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to second quarter 2014 acquisitions of $12.5 million, operating expenses, professional fees and non-controlling interest related to royalty income of $5.9 million, and other corporate and clean energy related expenses of $1.4 million.

Operating expense in the three-month period ended June 30, 2013 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to second quarter 2013 acquisitions of $2.1 million, operating expenses, professional fees and non-controlling interest related to royalty income of $3.5 million, and other corporate operating and clean energy related expenses of $1.8 million.

Operating expense in the six-month period ended June 30, 2014 includes banking and related fees of $1.2 million, external professional fees and other due diligence costs related to second quarter 2014 acquisitions of $13.3 million, operating expenses, professional fees and non-controlling interest related to royalty income of $12.9 million, and other corporate and clean energy related expenses of $4.2 million.

Operating expense in the six-month period ended June 30, 2013 includes banking and related fees of $1.5 million, external professional fees and other due diligence costs related to second quarter 2013 acquisitions of $2.6 million, operating expenses, professional fees and non-controlling interest related to royalty income of $8.5 million, other corporate operating and clean energy related expenses of $3.7 million and a biannual company-wide meeting ($3.8 million).

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2014, compared to the same periods in 2013, was due to interest on the note purchase agreement funded on June 14, 2013 $1.5 million and $3.4 million, respectively, interest on the note purchase agreement funded on February 27, 2014 $7.0 million and $9.4 million, respectively, interest on the note purchase agreement funded on June 24, 2014 $0.5 million and $0.5 million, respectively, and an increase of $0.1 million and $0.8 million, respectively, in interest on borrowings from our Credit Agreement.

Depreciation - Depreciation expense in the six-month period ended June 30, 2014 increased significantly compared to the same period in 2013, and primarily relates to the assets of the additional ownership interests in the 24 plants that we acquired from a co-investor in the first quarters of 2013 and 2014.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended June 30, 2014 was (1.8)% compared to 4.0% for the same period in 2013. Our consolidated effective tax rate for the six-month period ended June 30, 2014 was (3.2)% compared to 4.1% for the same period in 2013. The effective tax rates for the three-month and six-month periods ended June 30, 2014 and 2013 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. U.S. GAAP accounting requires us to estimate at each quarter end, an expected annual effective tax rate based on, among other factors, the estimated annual amount of tax credits we will generate in the current year, and recognize these estimated tax credits each quarter based on estimated company-wide quarterly earnings before income taxes. This accounting will cause a difference in the amount of tax credits recognized in the financial statements compared to the amount of tax credits actually generated. There were $64.6 million and $48.3 million of tax credits recognized in the six-month periods ended June 30, 2014 and 2013, respectively. There were $65.5 million and $33.6 million of tax credits generated in the six-month periods ended June 30, 2014 and 2013, respectively.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month and six-month periods ended June 30, 2014 and 2013 for the corporate segment (in millions):

	2014			2013
Three-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(21.7)	$8.7	$(13.0)	$(12.8)	$5.1	$(7.7)
Clean energy investments	(15.9)	50.9	35.0	(16.7)	40.8	24.1
Acquisition costs	(9.1)	0.5	(8.6)	(1.9)	0.2	(1.7)
Corporate	(3.3)	(2.8)	(6.1)	(4.0)	1.8	(2.2)

Total	$(50.0)	$57.3	$7.3	$(35.4)	$47.9	$12.5

	2014			2013
Six-Month Periods Ended June 30,	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(38.3)	$15.3	$(23.0)	$(24.7)	$9.9	$(14.8)
Clean energy investments	(14.5)	70.4	55.9	(17.6)	54.9	37.3
Acquisition costs	(12.0)	0.9	(11.1)	(2.9)	0.4	(2.5)
Corporate	(8.3)	(1.6)	(9.9)	(10.0)	4.5	(5.5)

Total	$(73.1)	$85.0	$11.9	$(55.2)	$69.7	$14.5

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

The following table provides a summary of our clean coal plant investments as of June 30, 2014 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At June 30, 2014	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
12 Under long-term production contracts	$13.8	$0.1	$35.0
2 In negotiations for long-term production contracts	0.7	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
15 Under long-term production contracts	34.3	—	60.0
5 In negotiations for long-term production contracts	3.2	Not Estimable	Not Estimable

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

Our investment in Chem-Mod generates royalty income from refined coal plants owned by those limited liability companies in which we invest as well as refined coal plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could generate for us an average of approximately $4.0 million of net after-tax earnings per quarter.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2013 and for the six-month period ended June 30, 2014, we relied to a large extent on proceeds from borrowings under our Credit Agreement and the $200.0 million, $600.0 million and $700.0 million note purchase agreements we entered into in June 2013, December 2013 and June 2014, respectively, plus a secondary public offering of our common stock in April 2014, whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million.

Cash provided by operating activities was $206.8 million and $73.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to favorable timing differences in the payment of accrued liabilities and favorable timing differences in the receipts and disbursements of fiduciary funds in 2014 compared to 2013. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits generated during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $315.3 million and $247.9 million for the six-month periods ended June 30, 2014 and 2013, respectively. Consolidated net earnings were $158.3 million and $134.0 million for the six-month periods ended June 30, 2014 and 2013, respectively. We believe that the EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2014 plan year or the 2013 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During the six-month period ended June 30, 2013, we made discretionary contributions of $4.2 million to the plan. We did not make any discretionary contributions to the plan during the six month period ended June 30, 2014. We are considering making discretionary contributions to the plan in 2014 and may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $42.1 million and $35.9 million for the six-month periods ended June 30, 2014 and 2013, respectively. In 2014, we expect total expenditures for capital improvements to be approximately $90.0 million, primarily related to office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $1,402.0 million and $113.4 million in the six-month periods ended June 30, 2014 and 2013, respectively. In addition, during the six-month period ended June 30, 2014, we issued 1.9 million shares ($82.4 million) of our common stock as payment for a portion of the total consideration paid for 2014 acquisitions and earnout payments made in 2014. During the six-month period ended June 30, 2013, we did not issue any shares of our common stock as payment for consideration paid for 2013 acquisitions or earnout payments. We completed 26 acquisitions and nine acquisitions in the six-month periods ended June 30, 2014 and 2013, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2014 and 2013 totaled approximately $514.9 million and $40.9 million, respectively. In the six-month period ended June 30, 2014, we funded substantially all of our acquisitions activity using a mix of our common stock, debt and cash from operations. We expect to use our common stock to fund all or a portion of acquisitions we complete through the remainder of 2014.

Dispositions - During the six-month periods ended June 30, 2014 and 2013, we sold several books of business and recognized one-time gains of $1.7 million and $3.3 million, respectively. We received cash proceeds of $2.7 million and $2.9 million related to the 2014 and 2013 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2014, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2014 annual after-tax earnings, including IRC Section 45 tax credits, which will be generated from all of our clean energy investments in 2014, is $99.0 million to $110.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2014. With the expected increased earnings from the IRC Section 45 investments in 2015 through 2021, and the anticipated minimal capital expenditures during that same period, we anticipate that the annual positive net cash flow during such years will continue to increase. We anticipate that this favorable impact on the amount we will pay in taxes during 2014 and in future years from IRC Section 45 investments will allow us to use these positive cash flows to fund acquisitions. Please see “Clean energy investments” on page 51 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

We have an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial institutions. Our Credit Agreement provides for a revolving credit commitment of up to $600.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $850.0 million. At June 30, 2014, $153.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and outstanding letters of credit, $425.9 million remained available under the Credit Agreement at June 30, 2014.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2014, we borrowed $870.4 million and repaid $1,247.9 million under our Credit Agreement. In the six-month period ended June 30, 2013, we borrowed $228.0 million and repaid $357.0 million under our prior credit facility. Principal uses of the 2014 and 2013 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries that we acquired on June 16, 2014. The Premium Financing Debt Facility is comprised of: (i) Facility B with separate AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires June 15, 2016. At June 30, 2014, $139.0 million of borrowings were outstanding under the Premium Financing Debt Facility.

We use the Premium Financing Debt Facility to borrow funds from time to time to fund the premium financing activities of three of our Australian (AU) and New Zealand (NZ) subsidiaries. In the six-month period ended June 30, 2014, we had net borrowings of $139.0 million.

On June 24, 2014, we borrowed $700.0 million of private placement debt which was used to fund acquisitions and for general corporate purposes. On December 20, 2013, we entered into a note purchase agreement for private placement debt of $600.0 million that funded on February 27, 2014. We used the proceeds primarily to pay down our line of credit facility. On June 14, 2013, we borrowed $200.0 million of private placement debt which was used to fund acquisitions and for general corporate purposes. At June 30, 2014, we had $2,225.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2014 and a cash and cash equivalent balance of $973.5 million. On August 3, 2014, $100.0 million of our private placement debt will mature and become due. See Note 5 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2014.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2014, we declared $106.3 million in cash dividends on our common stock, or $0.36 per common share, a 3% increase over the six-month period ended June 30, 2013. On July 24, 2014, we announced a quarterly dividend for third quarter 2014 of $0.36 per common share. If the dividend is maintained at $0.36 per common share throughout 2014, the dividend level will result in annualized net cash used by financing activities in 2014 of approximately $220.2 million (based on the number of outstanding shares as of June 30, 2014) or an anticipated increase in cash used of approximately $37.6 million compared to 2013. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. We have used this registration statement to register shares sold under our at-the-market equity program and the secondary public offering referred to below. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any additional shares under this registration statement.

Secondary Public Offering - On April 7, 2014, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 19.0 million shares of our common stock in a public offering. On April 10, 2014, we agreed to price the offering of 19.0 million shares of our common stock at $43.25 and granted the underwriters in the offering a 30-day option to purchase up to an additional 2.85 million shares of our common stock at the same price. On April 11, 2014, the underwriters exercised the option to purchase an additional 2.85 million shares. The offering closed on April 16, 2014 and 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million. We used the net proceeds of the offering to fund acquisitions.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $196.0 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended June 30, 2014, we did not sell shares of our common stock under the program.

Other Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under the two plans described for the six-month periods ended June 30, 2014 and 2013 were $36.6 million and $51.4 million, respectively. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally became exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 9.2 million shares (less any shares of restricted stock issued under the LTIP - 2.0 million shares of our common stock were available for this purpose as of June 30, 2014) were available for grant under the LTIP at June 30, 2014. In addition, we have an employee stock purchase plan which allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2014 and 2013 and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2014 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations. Our micro-captive advisory services are the subject of an investigation by the IRS. See “Results of Operations - Brokerage” above for more information regarding this investigation. Due to the early stage of this investigation and the fact that the IRS has not made any allegations against us at this time, we are not able to reasonably estimate the amount of any potential loss or impact on our liquidity in connection with this investigation.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2014. We did not have any material dispositions during the six-month periods ended June 30, 2014 and 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2014 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2014 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2014.

At June 30, 2014, we had $2,225.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2014 was $2,321.9 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate for discounting, we obtained market quotes for notes with the same terms as ours, which we have deemed to be the closest approximation of current market rates. We have not adjusted this rate for risk profile changes, covenant issues or credit rating changes. We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2014 and the resulting fair values would have been $148.1 million higher than their carrying value (or $2,373.1 million).

As of June 30, 2014, we had $153.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2014, and the resulting fair value is not materially different from their carrying value.

At June 30, 2014, we had $139.0 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2014, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2014 (a weakening of the U.S.

dollar), earnings before income taxes would have decreased by approximately $2.6 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2014 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $1.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. However, it is management’s opinion that this foreign currency exchange risk is not material to our consolidated operating results or financial position. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2014 and 2013, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2014) and disbursements (in 2013) through various future payment dates. In addition, during the six-month period ended June 30, 2014, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2014 and 2013. We entered into a AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. This contract was designed to hedge a portion of the AU$ denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In second quarter 2014, we recorded a pretax gain of $1.9 million related to this derivative investment contract. See Note 13 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at June 30, 2014.

Item 4. Controls and Procedures

As of June 30, 2014, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Secondary Public Offering

On April 7, 2014, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 19.0 million shares of our common stock in a public offering. On April 10, 2014, we agreed to price the offering of 19.0 million shares of our common stock at $43.25 and granted the underwriters in the offering a 30-day option to purchase up to an additional 2.85 million shares of our common stock at the same price. On April 11, 2014, the underwriters exercised the option to purchase an additional 2.85 million shares. The offering closed on April 16, 2014 and 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million. We used the net proceeds of the offering to fund acquisitions.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2014:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
April 1 through April 30, 2014	8,500	$45.23	—	10,000,000
May 1 through May 31, 2014	696	45.33	—	10,000,000
June 1 through June 30, 2014	19,438	46.47	—	10,000,000

Total	28,634	$46.07	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 8 to the unaudited consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2014, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2014 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the second quarter of 2014. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Exhibits

Filed with this Form 10-Q

*10.46	Arthur J. Gallagher & Co. 2014 Long Term Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

1.1	Underwriting Agreement, dated April 10, 2014, by and between Arthur J. Gallagher & Co. and Morgan Stanley & Co. LLC, as representative of the several underwriters listed on Schedule 1 thereto (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated April 16, 2014, File No. 1-09761).

2.1	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarter ended March 31, 2014, File No. 1-09761).

2.2	Share Sale Agreement, amended and restated as of June 15, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated June 16, 2014, File No. 1-09761).

2.3	Share Purchase Agreement, dated as of May 19, 2014, by and among Arthur J. Gallagher & Co., Roins Financial Services Limited and Noraxis Capital Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 19, 2014, File No. 1-09761).

The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(h)(4)(iii)(A) of Regulation S-K.

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.
Date: July 31, 2014	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2014

Exhibit Index

*10.46	Arthur J. Gallagher & Co. 2014 Long Term Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.