Form 10-K
period 2014-12-31
GALLAGHER ARTHUR J & CO
filed 2015-02-13
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2014 (the last day of the registrant’s most recently completed second quarter) was $6,838,200,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2015 was 164,744,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2015 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage and consulting services and third-party claims settlement and administration services to both domestic and international entities. We believe that our major strength is our ability to deliver comprehensively structured insurance, risk management and consulting services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks.

Since our founding in 1927, we have grown from a one-person agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 21, 2014 edition, and the world’s largest property/casualty third-party claims administrator, according to Business Insurance magazine’s March 31, 2014 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 14% and 23%, respectively, to 2014 revenues. We generate approximately 68% of our revenues from the combined brokerage and risk management segments domestically, with the remaining 32% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K). Substantially all of the revenues of the corporate segment are generated in the United States (U.S.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2014 of approximately $7.7 billion. Information in this report is as of December 31, 2014 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; and integrating recent acquisitions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Many factors could affect our actual results, and variances from our current expectations regarding such factors could cause actual results to differ materially from those expressed in our forward-looking statements. Potential factors that could impact results include:

•	Failure to successfully integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn;

•	Competitive pressures in each of our businesses;

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

•

Risks arising from our growing international operations, including the risks posed by political and economic uncertainty in certain countries (including the risks posed by protectionist local governments and underdeveloped or evolving legal systems), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

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

•	Our inability to recover successfully should we experience a disaster, cybersecurity attack or other disruption to business continuity;

•	Damage to our reputation;

•

Our failure to comply with regulatory requirements, including those related to international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods);

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and FATCA;

•	The outcome of any existing or future investigation, regulatory action or litigation;

•	Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Clients that are not satisfied with our services;

•	Improper disclosure of confidential, personal or proprietary data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions;

•

Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas, environmental and product liability claims and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•	Volatility of the price of our common stock.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Gallagher, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2014, is as follows (in millions):

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$2,083.0	45%	$1,553.1	49%	$1,302.5	52%
Fees	595.0	13%	450.5	14%	403.2	16%
Supplemental commissions	104.0	2%	77.3	2%	67.9	3%
Contingent commissions	84.7	2%	52.1	2%	42.9	2%
Investment income and other	47.6	1%	11.3	—%	11.1	—%

	2,914.3	63%	2,144.3	68%	1,827.6	73%

Risk Management
Fees	663.3	14%	609.0	19%	568.5	22%
Investment income	1.0	—%	2.0	—%	3.2	—%

	664.3	14%	611.0	19%	571.7	22%

Corporate
Clean energy and other investment income	1,047.9	23%	424.3	13%	121.0	5%

Total revenues	$4,626.5	100%	$3,179.6	100%	$2,520.3	100%

See Note 18 to our 2014 consolidated financial statements for additional financial information, including earnings before income taxes and identifiable assets by segment for 2014, 2013 and 2012.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of IRC Section 45 tax credits also impact the trends in our quarterly operating results. See Note 17 to our 2014 consolidated financial statements for unaudited quarterly operating results for 2014 and 2013.

Brokerage Segment

The brokerage segment accounted for 63% of our revenues in 2014. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance, and healthcare exchange and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance companies, which are usually based upon either a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees are dependent on the extent and value of the services we provide. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or the overall volume of business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

We operate our brokerage operations through a network of more than 550 sales and service offices located throughout the U.S. and in 29 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we offer client-service capabilities in approximately 140 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 83% of our brokerage segment revenues in 2014. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

Aviation	Earthquake	General Liability	Products Liability
Casualty	Errors & Omissions	Health & Welfare	Professional Liability
Commercial Auto	Exchange Solutions	Healthcare Analytics	Property
Compensation	Executive Benefits	Human Resources	Retirement
Cyber Liability	Fiduciary Services	Institutional Investment	Voluntary Benefits
Dental	Fine Arts	Marine	Wind
Directors & Officers Liability	Fire	Medical	Workers Compensation
Disability

Our retail brokerage operations are organized in more than 500 geographical profit centers primarily located in the U.S., Australia, Canada, the Caribbean, New Zealand and the U.K. and operate within certain key niche/practice groups, which account for approximately 69% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Agribusiness	Global Risks	Marine	Religious/Not-for-Profit
Automotive	Healthcare	Personal	Restaurant
Aviation & Aerospace	Higher Education	Private Equity	Scholastic
Construction	Hospitality	Professional Groups	Technology/Telecom
Energy	Life Science	Public Entity	Trade Credit/Political Risk
Entertainment	Life Solutions	Real Estate	Transportation
Environmental	Manufacturing

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 17% of our brokerage segment revenues in 2014. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 65 geographical profit centers located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 80% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as the largest domestic managing general agent/underwriting manager according to Business Insurance magazine’s September 15, 2014 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 14% of our revenues in 2014. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 71% of our risk management segment’s revenues are from workers compensation related claims, 25% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an independent basis from our brokerage operations. We manage our third-party claims adjusting operations through a network of more than 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients and customers.

While this segment complements our insurance brokerage offerings, more than 90% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest property/casualty third party claims administrator according to Business Insurance magazine’s March 31, 2014 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies, captives;

•	Program business and the outsourcing of insurance company claims departments; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 23% of our revenues in 2014. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2014 resulted primarily from our consolidation of refined fuel operations that we control and own more than 50% of and from leased facilities we operate and control. At December 31, 2014, significant investments managed by this segment include:

Clean Coal Related Ventures

We have a 46.54% interest in Chem-Mod LLC (Chem-Mod), a privately-held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We also have a 12.0% interest in a privately-held start-up enterprise, C-Quest Technology LLC, which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

Tax-Advantaged Investments

Prior to January 1, 2008, we owned certain partnerships formed to develop energy that qualified for tax credits under the former IRC Section 29. These consisted of waste-to-energy and synthetic coal operations. These investments helped to substantially reduce our effective income tax rate from 2002 through 2007. The law that permitted us to claim IRC Section 29 tax credits expired on December 31, 2007. In 2009 and 2011, we built a total of 29 commercial clean coal production plants to produce refined coal using Chem-Mod’s proprietary technologies and in 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five commercial clean coal production plants. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for the fourteen plants we built and placed in service in 2009 (2009 Era Plants) and in December 2021 for the fifteen plants we built and placed in service in 2011, plus the five plants we purchased interests in that were placed in service in 2011 (2011 Era Plants).

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2014 were as follows (in millions):

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage and risk management segments
United States	$2,406.0	68%	$2,118.3	77%	$1,885.1	79%
United Kingdom	726.4	20%	427.9	15%	346.0	14%
Australia	243.1	7%	152.6	6%	121.4	5%
Canada	85.0	2%	32.6	1%	32.1	1%
Other foreign, principally New Zealand	118.1	3%	23.9	1%	14.7	1%

Total brokerage and risk management	3,578.6	100%	2,755.3	100%	2,399.3	100%

Corporate segment, substantially all United States	1,047.9		424.3		121.0

Total revenues	$4,626.5		$3,179.6		$2,520.3

See Notes 6, 15 and 18 to our 2014 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings before income taxes and identifiable assets, by segment, for 2014, 2013 and 2012.

International Brokerage Operations

The majority of our international brokerage operations are in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K, targeting small to medium enterprise risks.

We operate primarily as a retail commercial property and casualty broker throughout more than 35 locations in Australia, 30 locations in Canada and 25 locations in New Zealand. In the U.K., we operate as a retail broker from more than 55 locations. We also have an underwriting operation for clients to access the Lloyd’s of London and other international insurance markets, and a program operation offering customized risk management products and services to U.K. public entities.

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

We also have strategic brokerage alliances with a variety of international brokers in countries where we do not have a local office presence. Through a network of correspondent insurance brokers and consultants in approximately 140 countries, we are able to fully serve our clients’ coverage and service needs in virtually any geographic area.

International Risk Management Operations

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

We manage our brokerage operations through a network of more than 550 sales and service offices located throughout the U.S. and in 29 other countries. We manage our third-party claims adjusting operations through a network of more than 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2014, our largest single customer accounted for approximately 1% of our revenues from the combined brokerage and risk management segments and our ten largest customers represented 4% of our revenues from the combined brokerage and risk management segments in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

According to Business Insurance magazine’s July 21, 2014 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

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

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party claims administrator based on revenues, according to Business Insurance magazine’s March 31, 2014 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company) and ESIS (a subsidiary of ACE Limited). Several large insurance companies, such as Travelers and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that our competitive position is due to our strong reputation for outstanding service and our ability to resolve customers’ losses in the most cost-efficient manner possible.

Regulation

We are required to be licensed or receive regulatory approval in nearly every state and foreign jurisdiction in which we do business. In addition, most jurisdictions require individuals who engage in brokerage, claim adjusting and certain other insurance service activities to be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

Business Combinations

We completed and integrated 339 acquisitions from January 1, 2002 through December 31, 2014, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. The total purchase price for individual acquisitions have typically ranged from $1.0 million to $50.0 million, although in 2014 we completed three large acquisitions with an aggregate purchase price consideration in excess of $1,700.0 million.

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

See Note 3 to our 2014 consolidated financial statements for a summary of our 2014 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2014, we had approximately 20,200 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

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

Item 1A. Risk Factors.

Risks Relating to our Business Generally

An overall economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

An overall decline in economic activity could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact future commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition.

Our growing operations in countries and regions undergoing economic downturns, particularly in emerging markets, expose us to risks and uncertainties that could materially adversely affect our results of operations and financial condition. In addition, the market instability caused by the Eurozone debt crisis has led to questions regarding the future viability of the Euro as a single currency for the region. The exit of Greece or another country from the Eurozone, or the dissolution of the Euro (in the extreme case), could lead to further contraction in the Eurozone economies, adversely affecting our results of operations. In addition, the value of our assets held in the Eurozone, including cash holdings, would decline if currencies in the region were devalued.

Economic conditions that result in financial difficulties for insurance companies or reduced insurer capacity could adversely affect our results of operations and financial condition.

We have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. In addition, if a significant insurer fails or withdraws from writing certain insurance coverages that we offer our clients, overall capacity in the industry could be negatively affected, which could reduce our placement of certain lines and types of insurance and, as a result, reduce our revenues and profitability. The failure of an insurer with whom we place business could result in errors and omissions claims against us by our clients, and the failure of errors and omissions insurance carriers could make the errors and omissions insurance we rely upon cost prohibitive or unavailable, which could adversely affect our results of operations and financial condition.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

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

In addition, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•	Increased capital-raising by insurance underwriting companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	Insurance companies selling insurance directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments;

•

Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers; and

•	Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services.

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

Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the Foreign Corrupt Practices Act (FCPA) and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that the acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, human resources, or organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

We own interests in firms where we do not exercise management control (such as Jiang Tai Re, our joint venture with Jiang Tai Insurance Brokers in China, or Casanueva Perez S.A.P. de C.V. (Grupo CP) in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full integration.

Our future success depends, in part, on our ability to attract and retain experienced and qualified personnel.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and we have lost key brokers and groups of brokers to competitors in the past; for example, the leader of our brokerage operations in the U.K., as well as the finance leader of those operations, recently left us. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel (including the key personnel that manage our interests in our IRC Section 45 investments), or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

Our growing operations outside the U.S. expose us to risks different than those we face in the U.S.

We conduct a growing portion of our operations outside the U.S., including in countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. The global nature of our business creates operational and economic risks. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries or create difficulties in staffing and managing foreign operations. For example, we have operations in India to provide certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. These include rules enforced by the Internal Revenue Service (for example, the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, which we refer to as FATCA), rules issued by the SEC, rules relating to trade sanctions administered by the U.S. Office of Foreign Assets Control, the European Union and the United Nations, trade sanction laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012, the requirements of the FCPA and other anti-bribery and corruption rules and requirements in the countries in which we operate (such as the U.K. Bribery Act), as well as unexpected changes in such regulatory requirements and laws;

•

The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers and “piercing the corporate veil” risks under the corporate law regimes of certain countries;

•	Difficulties in staffing and managing foreign operations;

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after they are no longer employed with us, and may make it more difficult and expensive to terminate their employment;

•

Political and economic instability, particularly in the Eurozone (including the potential dissolution of the Euro) and in emerging markets (including undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

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

•

Lost business or other financial harm due to governmental actions affecting the flow of goods, services and currency, including protectionist policies on the part of local governments that discriminate in favor of local competitors; and

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

•

Concentration of large amounts of revenue with certain clients results in greater exposure to the potential negative effects of lost business due to changes in management at such clients or changes in state government policies, in the case of our government-entity clients, or for other reasons;

•	Contracting terms will become less favorable or that the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•

We will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments (including unanticipated regulatory developments relating to security and data privacy outside the U.S.) will impose additional burdens, costs or business restrictions that make our business less profitable;

•	Continued economic weakness or a slow-down in economic activity could lead to a continued reduction in the number of claims we process;

•

If we do not control our labor and technology costs, we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);

•

We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and

•

Insurance companies or certain insurance consumers may create in-house servicing capabilities that compete with our third party administration and other administration, servicing and risk management products.

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

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. For example, certain of our competitors have launched consulting operations that leverage global insurance placement data. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

Our inability to recover successfully should we experience a disaster, cybersecurity attack or other disruption to business continuity could have a material adverse effect on our operations.

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. For example, our risk management segment is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. Disruptions could be caused by, among other things, restricted physical site access, terrorist activities, disease pandemics, cybersecurity attacks, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us because of any period during which we are unable to provide services. Our inability to successfully recover should we experience a disaster or other disruption to business continuity could have a material adverse effect on our operations.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could result from our association with clients or business partners who themselves have a damaged reputation, actual or alleged conduct by us, including unethical actions by “rogue” brokers, operations, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could further affect the confidence of our clients, regulators, stockholders and the other parties in a wide range of transactions that are important to our business, having a material adverse effect on our business, financial condition and results of operations.

Regulatory, Legal and Accounting Risks

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.

Many of our activities throughout the world are subject to regulatory supervision, including insurance industry regulation and regulations promulgated by bodies such as the Securities and Exchange Commission (SEC), Department of Justice (DOJ) and Internal Revenue Service (IRS) in the U.S., the Financial Conduct Authority (FCA) in the U.K. and the Australian Securities and Investments Commission in Australia. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, carriers and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including the development of new internal controls and providing training to employees in multiple locations, adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected.

Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business. For example, we offer captive design and management services and group captive development services, and expect to be able to continue offering such services. The National Association of Insurance Commissioners (NAIC) has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk and make recommendations in relation to existing state laws and regulations. Any action by Federal, state or other regulators that adversely affects our ability to offer services in relation to captives, either retroactively or prospectively, could have an adverse effect on our results of operations.

Additionally, the method by which insurance brokers are compensated has received substantial scrutiny in the past decade because of the potential for conflicts of interest. The potential for conflicts of interest arises when a broker is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation we receive for our work as insurance brokers is in the form of retail commissions and fees. We receive additional revenue from insurance companies, separate from retail commissions and fees, including, among other things, contingent and supplemental commissions and payments for consulting and analytics services provided to insurance carriers. Future changes in the regulatory environment may impact our ability to collect these additional revenue streams. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.

We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctioned parties restrictions, and FATCA.

In foreign countries where we operate, a risk exists that our employees, third party partners or agents could engage in business practices prohibited by applicable laws and regulations, such as the FCPA and the U.K. Bribery Act. Such anti-corruption laws generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Our policies mandate strict compliance with such laws and we devote substantial resources to our compliance program to ensure compliance. However, we operate in some parts of the world that have experienced governmental corruption, and, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws. In addition, in recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.S. and the U.K. for improper payments to foreign officials. These firms undertook internal investigations and paid significant settlements.

We remain subject to the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and violate such laws and regulations. Violations by our company or a third party could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.

We may also be subject to legal liability and reputational damage if we violate U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan and Syria.

In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our customers and clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. In addition, regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could adversely affect our results of operations and financial condition.

Our business could be negatively impacted if we are unable to adapt our services to changes resulting from the 2010 Health Care Reform Legislation.

The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees, and continues to be amended through regulations issued by various government agencies. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. We have made significant investments in product and knowledge development to assist clients as they navigate the complex requirements of this legislation. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this or any other law, our results of operations could be adversely impacted.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory and claims handling services. There is also the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 14 to our consolidated financial statements, we are a defendant in various legal actions incidental to the nature of our business and our clean energy investments, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS. In addition, we were named in a lawsuit asserting that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

If our clients are not satisfied with our services, we may face additional costs, loss of profit opportunities and damage to our reputation.

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

The nature of much of our work, especially our actuarial services in our benefits consulting business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. Similarly, in our institutional investment consulting and our retirement services consulting businesses, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.

We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information and financial information. In many jurisdictions, particularly in the U.S. and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors.

We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, these types of incidents could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, compromise confidential business information, result in intellectual property or other confidential information being lost or stolen, including client, employee or company data, which could harm our competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect them, to assess their severity or impact in a timely manner, and to successfully defend against them.

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance. It is possible that the steps we follow, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of, or misuse of confidential, personal or proprietary information. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Significant costs are involved with maintaining system safeguards for our technology infrastructure. If we are unable to effectively maintain and upgrade our system safeguards, including in connection with the integration of acquisitions, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access.

With respect to our commercial arrangements with third-party vendors, we have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber attack on a vendor’s information systems.

Data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions and countries in which we operate. There is a growing body of international data protection law, which, in part, includes security breach notification obligations, more stringent operational requirements and significant penalties for non-compliance. In addition, legislators in the U.S. are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

Significant changes in foreign exchange rates may adversely affect our results of operations.

A large and growing portion of our business is located outside the U.S. Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards (for example, new standards relating to revenue recognition and leases) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt and Common Stock

Our clean energy investments are subject to various risks and uncertainties.

We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under IRC Section 45.

See Note 13 to our consolidated financial statements for a description of these investments. Our ability to generate returns and avoid write-offs in connection with these investments is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

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

•

Business risks. We are working to negotiate arrangements with potential co-investors for the purchase of equity stakes in one or more of the operations currently producing refined coal. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. We could also be exposed to risk due to our lack of control over the operations if future developments, for example a regulatory change affecting public and private companies differently, causes our interests and those of our co-investors to diverge. Finally, our partners responsible for operation and management could fail to run the operations in compliance with IRC Section 45. If any of these developments occur, our investment returns may be negatively impacted.

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

•

Environmental concerns regarding coal. Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste could lead to public pressure to reduce, or regulations that discourage, the burning of coal. For example, regulations could mandate that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal. In addition, if the EPA classifies fly ash (a byproduct of burning coal) as a “hazardous waste,” commercial users of fly ash may wish to avoid using material identified as such and seek alternative products. Any such development could result in utilities burning less coal, which would reduce the generation of tax credits.

•

Moving a commercial refined coal plant. Changes in circumstances, such as those described above, may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital. Eight plants do not currently have long-term production contracts, and may have to be moved once negotiations for such contracts are finalized. In addition, if for any reason one or more of these operations are unable to satisfy regulatory permitting requirements and the utilities at which they are installed are unable to timely obtain long-term permits, we may not be able to generate additional earnings from these operations.

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

•

Intellectual property risks. Other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or we and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. In July 2014, we were named in a lawsuit asserting that we, our subsidiary,

Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint seeks a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. We and the other defendants dispute the allegations contained in the complaint and intend to defend this matter vigorously. On September 30, 2014, we filed a motion to dismiss the complaint on behalf of all defendants. On February 4, 2015, our motion to dismiss was granted by the court; however, the court also granted Nalco Company 30 days to file an amended complaint. Although we believe that the probability of a material loss is remote, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding. If Chem-Mod (or we and our investment and operational partners) cannot defeat or defend this or other such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

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

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of December 31, 2014, we had total consolidated debt outstanding of approximately $2.4 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. It will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

We are organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders and for corporate expenses. In the event our operating subsidiaries are unable to pay sufficient dividends and other payments to the Company, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

Further, we derive a significant portion of our revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are paid from the U.S., it is important to be able to access the cash generated by our operating subsidiaries outside the U.S.

Funds from our operating subsidiaries outside the U.S. may be repatriated to the U.S. via stockholder distributions and intercompany financings, where necessary. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.

In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.

Future sales or other dilution of our equity could adversely affect the market price of our common stock.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our shares of our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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

•	Market volatility;

•	A negative market reaction to announced acquisitions;

•	Competitive pressures in each of our segments;

•	General conditions in the insurance industry;

•	Legal proceedings;

•	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws;

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 14 to our 2014 consolidated financial statements for information with respect to our lease commitments as of December 31, 2014.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	62	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	51	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	52	Controller since 1997, Chief Accounting Officer since 2001

James W. Durkin, Jr.	65	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

Thomas J. Gallagher	56	Corporate Vice President since 2001, Chairman of our International Brokerage Operation since 2010

James S. Gault	62	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	53	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	53	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. Pietrucha	47	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr.	60	Corporate Vice President since 1993, President of our Wholesale Brokerage Operation since 2001

We have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2013 through December 31, 2014 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2014
First	$49.46	$44.02	$.36
Second	48.38	42.97	.36
Third	47.95	44.22	.36
Fourth	49.24	43.36	.36
2013
First	$41.31	$34.97	$.35
Second	45.87	40.51	.35
Third	45.89	41.11	.35
Fourth	48.49	43.57	.35

As of January 31, 2015, there were approximately 1,000 holders of record of our common stock.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2014	—	$—	—	10,000,000

November 1 through November 30, 2014	5,674	47.68	—	10,000,000

December 1 through December 31, 2014	19,168	47.86	—	10,000,000

Total	24,842	$47.81	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 10 to the consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2014, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2014 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2014. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2014 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$2,083.0	$1,553.1	$1,302.5	$1,127.4	$957.3
Fees	1,258.3	1,059.5	971.7	870.2	735.0
Supplemental commissions	104.0	77.3	67.9	56.0	60.8
Contingent commissions	84.7	52.1	42.9	38.1	36.8
Investment income and other	1,096.5	437.6	135.3	43.0	74.3

Total revenues	4,626.5	3,179.6	2,520.3	2,134.7	1,864.2
Total expenses	4,359.1	2,905.1	2,275.0	1,926.9	1,661.2

Earnings before income taxes	267.4	274.5	245.3	207.8	203.0
Provision (benefit) for income taxes	(36.0)	5.9	50.3	63.7	39.7

Earnings from continuing operations	303.4	268.6	195.0	144.1	163.3
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	—	10.8

Net earnings	$303.4	$268.6	$195.0	$144.1	$174.1

Per Share Data:
Diluted earnings from continuing operations per share (1)	$1.97	$2.06	$1.59	$1.28	$1.56
Diluted net earnings per share (1)	1.97	2.06	1.59	1.28	1.66
Dividends declared per common share (2)	1.44	1.40	1.36	1.32	1.28
Share Data:
Shares outstanding at year end	164.6	133.6	125.6	114.7	108.4
Weighted average number of common shares outstanding	152.9	128.9	121.0	111.7	104.8
Weighted average number of common and common equivalent shares outstanding	154.3	130.5	122.5	112.5	105.1
Consolidated Balance Sheet Data:
Total assets	$10,010.0	$6,860.5	$5,352.3	$4,483.5	$3,596.0
Long-term debt less current portion	2,125.0	825.0	725.0	675.0	550.0
Total stockholders’ equity	3,229.4	2,085.5	1,658.6	1,243.6	1,106.7

Return on beginning stockholders’ equity (3)	15%	16%	16%	13%	24%
Employee Data:
Number of employees—continuing operations at year end	20,240	16,336	13,707	12,383	10,736

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 29 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental commission revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 30 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent brokers and consultants. In 2014, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 68% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 32% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K (based on 2014 revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2015 compared to 2014, given the number and size of the non-U.S. acquisitions that we completed in the latter part of 2013 and in 2014. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 14% and 23%, respectively, to 2014 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

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

Overview and 2014 Financial Highlights

We have generated positive organic growth in the last sixteen quarterly periods in both our brokerage and risk management segments. We believe our customers are increasingly optimistic about their business prospects. The first quarter 2014 Council of Insurance Agents & Brokers (which we refer to as the CIAB) survey indicated that rates were up, on average 1.5% across all sized accounts. The second quarter 2014 CIAB survey indicated that rates were down, on average 0.5% across all sized accounts. The third quarter 2014 CIAB survey indicated that rates were virtually flat with rates up, on average 0.1% across all sized accounts. The fourth quarter 2014 CIAB survey indicated that rates on average declined by 0.7% across all sized accounts. Large accounts experienced a decrease of 2.2% and medium accounts decreased by 0.9%. Most of the brokers surveyed reported no significant changes in the market; however, results varied somewhat by line, region and client loss experience. Competition was a factor in keeping rates down in the fourth quarter. Rates were generally steady throughout 2014 as insurance carriers remained disciplined in their underwriting standards. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Our operating results improved in 2014 compared to 2013 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 36% and 35%, respectively, base organic commission and fee revenues were up 3.9%, net earnings were up 29%, adjusted EBITDAC was up 44% and adjusted EBITDAC margins were up 140 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were up 9% and 10%, respectively, organic fees were up 9.5%, net earnings were down 11%, adjusted EBITDAC was up 16% and adjusted EBITDAC margins were up 90 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 30%, organic commissions and fee revenues were up 5.3%, net earnings were up 22%, adjusted EBITDAC was up 39% and adjusted EBITDAC margins increased by 163 basis points.

•

Our acquisition program and our integration efforts are meeting our expectations. During the fourth quarter of 2014, the brokerage segment completed 15 acquisitions with annualized revenues of $67.6 million, bringing the total for 2014 to 60 acquisitions with annualized revenues of $761.2 million.

•

In our corporate segment, earnings from our clean energy investments contributed $104.6 million to net earnings in 2014. On March 1, 2014, we acquired additional ownership interests in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. These transactions resulted in a non-cash after-tax gain of $14.1 million, which resulted from the fair value as of the transaction date. All but one of our investments in these plants had been accounted for under the equity method of accounting. For all plants where our ownership is over 50%, as of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. We anticipate our clean energy investments to generate between $90.0 million and $110.0 million to net earnings in 2015. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

On April 1, 2014, we acquired the Oval Group of Companies (which we refer to as Oval). Under the acquisition agreement, we agreed to purchase all of the outstanding equity of Oval for net cash consideration of approximately $338.0 million. Oval is a commercial insurance broker operating out of 24 offices throughout the U.K., with over 1,000 employees. Oval generated nearly £87.0 million in revenue for the year ended December 31, 2013.

On June 16, 2014, we acquired the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS). The Crombie/OAMPS transaction includes the OAMPS businesses in Australia and the U.K., Crombie in New Zealand and the associated premium funding operations. Under the acquisition agreement, we purchased all of the outstanding shares of three operating companies for net cash consideration of approximately $952.0 million, plus an additional $35.3 million on October 14, 2014 related to a true-up of the excess of net current assets based on the final acquisition date balance sheet over the target amount set forth in the acquisition agreement. The Crombie/OAMPS operations generated approximately AU$345.0 million in revenue for the year ended December 31, 2013 and have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K. We financed the Crombie/OAMPS transaction primarily from a secondary offering of 21.85 million shares of our common stock for net proceeds of $911.4 million, as described in greater detail in Note 3 to our consolidated financial statements included elsewhere in this report.

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

Total revenues recorded in our consolidated statement of earnings for 2014 related to these three large 2014 acquisitions in the aggregate were $328.5 million.

The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 revenues, EBITDAC and diluted net earnings (loss) per share.

Year Ended December 31,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$2,907.0	$2,149.9	35%	$733.4	$510.5	44%	$2.06	$1.65	25%
Gains on book sales	7.3	5.2		7.3	5.2		0.03	0.03
Acquisition integration	—	—		(67.1)	(24.1)		(0.33)	(0.11)
Workforce and lease termination	—	—		(8.0)	(7.8)		(0.03)	(0.04)
Acquisition related adjustments	—	—		(1.1)	—		(0.02)	0.04
Levelized foreign currency translation	—	(10.8)		—	0.2		—	—

Brokerage, as reported	2,914.3	2,144.3		664.5	484.0		1.71	1.57

Risk Management, as adjusted	664.3	604.1	10%	109.5	94.5	16%	0.35	0.35	0%
New South Wales client run-off	—	—		(12.9)	—		(0.05)	—
Workforce and lease termination	—	—		(0.8)	(1.7)		—	(0.01)
Claim portfolio transfer and South Australia ramp up	—	1.4		(6.4)	0.1		(0.03)	—
Levelized foreign currency translation	—	5.5		—	1.6		—	0.01

Risk Management, as reported	664.3	611.0		89.4	94.5		0.27	0.35

Total Brokerage and Risk Management, as reported	$3,578.6	$2,755.3		$753.9	$578.5		1.98	1.92

Corporate, as adjusted							(0.02)	0.09
Retirement plan de-risking strategies							(0.08)	—
Non-cash gains on changes in ownership levels							0.09	0.05

Corporate, as reported							(0.01)	0.14

Total Company, as reported							$1.97	$2.06

Total Brokerage and Risk Management, as adjusted	$3,571.3	$2,754.0	30%	$842.9	$605.0	39%	$2.41	$2.00	21%

Total Company, as adjusted							$2.39	$2.09	14%

We achieved these results by, among other things, demonstrating expense discipline and headcount control, continuing to pursue our acquisition strategy and generating organic growth in our core businesses. In 2014, we continued to expand our international operations through both acquisitions and organic growth. By the end of 2014, 32% of our revenues were generated internationally in our combined brokerage and risk management segments, compared with 23% in 2013. We expect this international revenue trend to continue in 2015.

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

Recent Events

In 2014, the insurance market continued to show signs of “firming” (as opposed to traditional “hardening”) across many lines and geographic areas. In this environment, rates increased at a moderate pace, clients could still obtain coverage, businesses continued to stay in standard-line markets and there was adequate capacity in the insurance market. It is not clear whether this firming is sustainable given the uncertainty of the current economic environment.

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

Twenty-six plants are under long-term production contracts with several utilities. The remaining eight plants are in various stages of seeking and negotiating long-term production contracts. Several of the remaining eight plants could be in production starting in late 2015.

We also own a 46.54% controlling interest in Chem-Mod, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $4.0 million of net after-tax earnings per quarter.

Our current estimate of the 2015 annual after-tax earnings that could be generated from all of our clean energy investments in 2015 is between $90.0 million to $110.0 million. If we continue to have success entering into additional long-term production contracts, we estimate that we could generate more after-tax earnings in 2016 and beyond.

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

Revenue Recognition - We recognize commission revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize supplemental commission revenues using internal data and information received from insurance carriers that allows us to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier based on historical performance criteria and is established annually in advance of the contractual period. We recognize contingent commissions and commissions on premiums directly billed by insurance carriers as revenue when we have obtained the data necessary to reasonably determine such amounts. Typically, we cannot reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other carrier specific information from the insurance carrier. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year and is determined after the contractual period. Commissions on premiums billed directly by insurance carriers to the insureds generally relate to a large number of property/casualty insurance policy transactions, each with small premiums, and comprise a substantial portion of the revenues generated by our employee benefit brokerage operations. Under these direct bill arrangements, the insurance carrier controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known. Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions that we recognize in the same manner as commission revenues. Fee revenues generated from the risk management segment relate to third party claims administration, loss control and other risk management consulting services that we provide over a period of time, typically one year. We recognize these fee revenues ratably as the services are rendered and record the income effects of subsequent fee adjustments when the adjustments become known.

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

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 15 to our consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

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

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2014, 2013 and 2012, we wrote off $1.8 million, $2.2 million and $3.5 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions in our brokerage segment. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections that are developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our consolidated financial statements for additional discussion on our 2014 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2014 business combinations. We did not have any material dispositions in 2014, 2013 and 2012. Historically, we have used acquisitions to grow our brokerage segment’s commission and fee revenues. Acquisitions allow us to expand into desirable geographic locations and further extend our presence in the retail and wholesale insurance brokerage services industries. We expect that our brokerage segment’s commission and fee revenues will continue to grow as a result of acquisitions. We intend to continue to consider, from time to time, additional acquisitions for our brokerage and risk management segments on terms that we deem advantageous. At any particular time, we are generally engaged in discussions with multiple acquisition candidates. However, we can make no assurances that any additional acquisitions will be consummated, or, if consummated, that they will be advantageous to us.

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

Adjusted presentation - We believe that the adjusted presentation of our 2014, 2013 and 2012 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude net gains realized from sales of books of business, acquisition integration costs, claim portfolio transfer and South Australia ramp up fees/costs, New South Wales client run-off costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

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

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, claim portfolio transfer and South Australia ramp up fees/costs, New South Wales client run-off costs, acquisition related adjustments and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Diluted net earnings per share (as adjusted) - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, claim portfolio transfer and South Australia ramp up fees/costs, New South Wales client run-off costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in base commission and fee revenue organic growth excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation and disposed of operations. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of South Australian ramp up fees and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2015 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this measure allows financial statement users to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) and organic revenue measures.

Other Information

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in both our brokerage segment and our risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Brokerage Segment

The brokerage segment accounted for 63% of our revenue in 2014. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Within our retail brokerage operations, one area of growth in recent years has been organizing and managing “captives” and other vehicles for self-insurance. A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. A portion of our captive business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are the subject of an investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made any specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Even if the IRS were to conclude that the micro-

captives have been operated in accordance with applicable law, we may still experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2014 and 2013, our micro-captive operations contributed approximately $5.0 million and $6.3 million, respectively, in EBITDAC and $2.5 million and $3.3 million, respectively, in net earnings to our consolidated results. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us at this time, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for 2014, 2013 and 2012 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2014	2013	Change	2013	2012	Change
Commissions	$2,083.0	$1,553.1	$529.9	$1,553.1	$1,302.5	$250.6
Fees	595.0	450.5	144.5	450.5	403.2	47.3
Supplemental commissions	104.0	77.3	26.7	77.3	67.9	9.4
Contingent commissions	84.7	52.1	32.6	52.1	42.9	9.2
Investment income	40.3	6.1	34.2	6.1	7.2	(1.1)
Gains realized on books of business sales	7.3	5.2	2.1	5.2	3.9	1.3

Total revenues	2,914.3	2,144.3	770.0	2,144.3	1,827.6	316.7

Compensation	1,715.7	1,290.4	425.3	1,290.4	1,131.6	158.8
Operating	534.1	369.9	164.2	369.9	312.7	57.2
Depreciation	44.7	31.1	13.6	31.1	24.7	6.4
Amortization	186.7	122.7	64.0	122.7	96.2	26.5
Change in estimated acquisition earnout payables	17.5	2.6	14.9	2.6	3.6	(1.0)

Total expenses	2,498.7	1,816.7	682.0	1,816.7	1,568.8	247.9

Earnings before income taxes	415.6	327.6	88.0	327.6	258.8	68.8
Provision for income taxes	151.8	122.8	29.0	122.8	103.0	19.8

Net earnings	$263.8	$204.8	$59.0	$204.8	$155.8	$49.0

Diluted net earnings per share	$1.71	$1.57	$0.14	$1.57	$1.27	$0.30

Other Information
Change in diluted net earnings per share	9%	24%		24%	2%
Growth in revenues	36%	17%		17%	17%
Organic change in commissions and fees	4%	6%		6%	4%
Compensation expense ratio	59%	60%		60%	62%
Operating expense ratio	18%	17%		17%	17%
Effective income tax rate	37%	37%		37%	40%
Workforce at end of period (includes acquisitions)	14,952	11,193		11,193	9,002
Identifiable assets at December 31	$8,413.4	$5,522.7		$5,522.7	$4,196.8
EBITDAC
Net earnings	$263.8	$204.8	$59.0	$204.8	$155.8	$49.0
Provision for income taxes	151.8	122.8	29.0	122.8	103.0	19.8
Depreciation	44.7	31.1	13.6	31.1	24.7	6.4
Amortization	186.7	122.7	64.0	122.7	96.2	26.5
Change in estimated acquisition			—			—
earnout payables	17.5	2.6	14.9	2.6	3.6	(1.0)

EBITDAC	$664.5	$484.0	$180.5	$484.0	$383.3	$100.7

EBITDAC margin	23%	23%		23%	21%
EBITDAC growth	37%	26%		26%	19%

The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 EBITDAC and adjusted EBITDAC and 2013 and 2012 EBITDAC and adjusted EBITDAC (in millions):

	2014	2013	2012
Total EBITDAC - see computation above	$664.5	$484.0	$383.3
Gains from books of business sales	(7.3)	(5.2)	(3.9)
Acquisition integration	67.1	24.1	19.3
Acquisition related adjustments	1.1	—	—
Workforce and lease termination related charges	8.0	7.8	14.4
Levelized foreign currency translation	—	(0.2)	1.1

Adjusted EBITDAC	$733.4	$510.5	$414.2

Adjusted EBITDAC change	43.7%	23.3%	21.2%

Adjusted EBITDAC margin - see page 25	25.2%	23.8%	22.8%

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of Crombie/OAMPS, our April 1, 2014 acquisition of Oval, our November 14, 2013 acquisition of Giles Group of Companies (which we refer to as Giles), our August 12, 2013 acquisition of Bollinger, Inc. (which we refer to as Bollinger) and our May 12, 2011 acquisition of HLG Holdings, Ltd. (which we refer to as Heath Lambert) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Giles and Oval integration costs in 2014 totaled $37.1 million and were primarily related to the consolidation of offices in the U.K., technology costs, the onboarding of over 2,000 employees and incentive compensation. The Bollinger integration costs in 2014 totaled $10.7 million and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The full integration of the Bollinger operations into our existing operations was completed in the fourth quarter of 2014. The Crombie/OAMPS integration costs in 2014 totaled $16.5 million and were primarily related to technology costs, the onboarding of over 1,700 employees and incentive compensation. The Noraxis integration costs in 2014 totaled $2.8 million and were primarily related the onboarding of over 650 employees. The Heath Lambert integration costs in 2013 totaled $7.7 million and were primarily related to the consolidation of offices in London. The Bollinger integration costs in 2013 totaled $5.7 million and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The Giles integration costs in 2013 totaled $2.7 million and were primarily related to technology costs, the onboarding of over 1,100 employees and incentive compensation. The full integration of the Heath Lambert operations into our existing operations was completed in the third quarter of 2013. Integration costs related to 2014 acquisitions are expected to range between $8.0 million to $11.0 million per quarter in 2015 and approximately $2.0 million per quarter in 2016.

Commissions and fees - The aggregate increase in commissions and fees for 2014 was principally due to revenues associated with acquisitions that were made during 2014 ($595.2 million). Commissions and fees in 2014 included new business production and renewal rate increases of $281.9 million, which was offset by lost business of $202.7 million. The aggregate increase in commissions and fees for 2013 was principally due to revenues associated with acquisitions that were made during 2013 ($216.8 million). Commissions and fees in 2013 included new business production and renewal rate increases of $246.8 million, which was offset by lost business of $165.7 million. The organic change in base commission and fee revenues was 4% in 2014, 6% in 2013 and 4% in 2012. Commission revenues increased 34% and fee revenues increased 32% in 2014 compared to 2013, respectively. Commission revenues increased 19% and fee revenues increased 12% in 2013 compared to 2012, respectively. Items excluded from organic revenue computations yet impacting revenue comparisons for 2014, 2013 and 2012 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue		2012 Organic Revenue
	2014	2013	2013	2012	2012	2011
Commissions and Fees
Commission revenues as reported	$2,083.0	$1,553.1	$1,553.1	$1,302.5	$1,302.5	$1,127.4
Fee revenues as reported	595.0	450.5	450.5	403.2	403.2	324.1
Less commission and fee revenues from acquisitions	(595.2)	—	(216.8)	—	(200.1)	—
Less disposed of operations	—	(8.5)	—	(6.2)	—	(8.1)
Levelized foreign currency translation	—	9.7	—	(6.7)	—	(1.5)

Organic base commission and fee revenues	$2,082.8	$2,004.8	$1,786.8	$1,692.8	$1,505.6	$1,441.9

Organic change in base commission and fee revenues	3.9%		5.6%		4.4%

	2014 Organic Revenue		2013 Organic Revenue		2012 Organic Revenue
	2014	2013	2013	2012	2012	2011
Supplemental Commissions
Supplemental commissions as reported	$104.0	$77.3	$77.3	$67.9	$67.9	$56.0
Less supplemental commissions from acquisitions	(25.2)	—	(5.4)	—	(10.7)	—
Net supplemental commission timing	—	—	—	—	—	(0.6)

Organic supplemental commissions	$78.8	$77.3	$71.9	$67.9	$57.2	$55.4

Organic change in supplemental commissions	1.9%		5.9%		3.3%

Contingent Commissions
Contingent commissions as reported	$84.7	$52.1	$52.1	$42.9	$42.9	$38.1
Less contingent commissions from acquisitions	(19.9)	—	(8.8)	—	(5.2)	—

Organic contingent commissions	$64.8	$52.1	$43.3	$42.9	$37.7	$38.1

Organic change in contingent commissions	24.4%		0.9%		(1.1%)

Total organic change in commissions and fees, supplemental commissions and contingent commissions	4.3%		5.5%		4.2%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2014, 2013 and 2012 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

2012
Reported supplemental commissions	$17.1	$16.6	$16.6	$17.6	$67.9
Reported contingent commissions	19.0	10.3	7.7	5.9	42.9

Reported supplemental and contingent commissions	$36.1	$26.9	$24.3	$23.5	$110.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $7.3 million, $5.2 million and $3.9 million in 2014, 2013 and 2012, respectively. Offsetting the one-time gains related to sales of books of business in 2012 was a non-cash loss of $3.5 million we recognized related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represents the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM. Investment income in 2014 increased compared to 2013 primarily due to the interest income from premium financing generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Investment income in 2013 decreased compared to 2012 primarily due to lower levels of invested assets in 2013.

The reported investment income and gains realized on books of business sales for 2014 include premium financing income primarily generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Operating results of the Crombie/OAMPS premium financing business recognized by us in 2014 are as follows (in millions):

2014
Premium financing interest and fee income (included in investment income line)	$26.7

Revenues	26.7

Compensation and commissions (included in compensation expense line)	9.9
Operating costs and premium financing interest (included in operating expense line)	10.8

Expenses	20.7

EBITDAC	$6.0

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 compensation expense and 2013 and 2012 compensation expense (in millions):

	2014	2013	2012
Reported amounts	$1,715.7	$1,290.4	$1,131.6
Acquisition integration	(45.3)	(10.9)	(13.2)
Workforce and lease termination related charges	(7.4)	(7.7)	(13.7)
Acquisition related adjustments	(1.1)	—	—
Levelized foreign currency translation	—	8.6	(5.4)

Adjusted amounts	$1,661.9	$1,280.4	$1,099.3

Adjusted revenues - see page 25	$2,907.0	$2,149.9	$1,816.2

Adjusted ratios	57.2%	59.6%	60.5%

The increase in compensation expense in 2014 compared to 2013 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($373.8 million in the aggregate), increases in employee benefits expense ($43.9 million), stock compensation expense ($4.3 million), deferred compensation ($1.9 million) and temporary staffing ($1.7 million) offset by a decrease in severance related costs ($0.3 million). The increase in employee headcount in 2014 compared to 2013 primarily relates to the addition of employees associated with the acquisitions that we completed in 2014 and new production hires.

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

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 operating expense and 2013 and 2012 operating expense (in millions):

	2014	2013	2012
Reported amounts	$534.1	$369.9	$312.7
Acquisition integration	(21.8)	(13.2)	(6.1)
Workforce and lease termination related charges	(0.6)	(0.1)	(0.7)
Levelized foreign currency translation	—	2.4	(3.2)

Adjusted amounts	$511.7	$359.0	$302.7

Adjusted revenues - see page 25	$2,907.0	$2,149.9	$1,816.2

Adjusted ratios	17.6%	16.7%	16.7%

The increase in operating expense in 2014 compared to 2013 was due primarily to increases in real estate expenses ($35.0 million), technology expenses ($26.7 million), meeting and client entertainment expenses ($21.6 million), professional and banking fees ($12.9 million), business insurance ($11.2 million), office supplies ($10.5 million), other expense ($10.5 million), employee expense ($10.3 million), outside consulting fees ($10.0 million), licenses and fees ($8.4 million), premium financing interest expense ($3.6 million), outside services expense ($3.3 million), lease termination charges ($0.5 million), interest expense ($0.4 million) slightly offset by a favorable foreign currency translation ($0.6 million) and a decrease in bad debt expense ($0.6 million). Also contributing to the increase in operating expense in 2014 were increased expenses associated with the acquisitions completed in 2014.

The increase in operating expense in 2013 compared to 2012 was due primarily to increases in technology expenses ($12.6 million), professional and banking fees ($8.7 million), outside consulting fees ($7.5 million), real estate expenses ($7.9 million), meeting and client entertainment expenses ($6.0 million), employee expense ($4.0 million), licenses and fees ($3.6 million), office supplies ($3.3 million), business insurance ($2.8 million), outside services expense ($2.4 million), bad debt expense ($1.6 million), slightly offset by a favorable foreign currency translation ($2.1 million), and decreases in lease termination charges ($0.6 million), interest expense ($0.4 million) and other expense ($0.1 million). Also contributing to the increase in operating expense in 2013 were increased expenses associated with the acquisitions completed in 2013.

Depreciation - The increases in depreciation expense in 2014 compared to 2013 and in 2013 compared to 2012 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2014, 2013 and 2012 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2014 compared to 2013 and in 2013 compared to 2012 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews in 2014, 2013 and 2012, we wrote off $1.8 million, $2.2 million and $3.4 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense in 2014 compared to 2013 and 2013 compared to 2012 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2014, 2013 and 2012, we recognized $14.5 million, $11.9 million and $9.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2014, 2013 and 2012 acquisitions. During 2014, 2013 and 2012, we recognized $3.0 million of expense and $9.3 million and $5.7 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 67, 77 and 45 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective tax rate in 2014, 2013 and 2012 was 36.5%, 37.5% and 39.8%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our brokerage segment for the foreseeable future.

Risk Management Segment

The risk management segment accounted for 14% of our revenue in 2014. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

On November 18, 2014, we announced that a contract for the administration of workers’ compensation claims with the New South Wales Workers Compensation Scheme in Australia would move to run-off status on December 31, 2014. Our estimated net earnings from this contract were $3.5 million in 2014. We took a $12.9 million charge in the fourth quarter of 2014 primarily relating to a non-cash impairment of capitalized software and personnel costs dedicated to servicing the New South Wales run-off contract, and we estimate that we will break even on this contract in 2015 during the run-off period.

Financial information relating to our risk management segment results for 2014, 2013 and 2012 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2014	2013	Change	2013	2012	Change
Fees	$663.3	$609.0	$54.3	$609.0	$568.5	$40.5
Investment income	1.0	2.0	(1.0)	2.0	3.2	(1.2)

Total revenues	664.3	611.0	53.3	611.0	571.7	39.3

Compensation	401.6	370.5	31.1	370.5	347.0	23.5
Operating	173.3	146.0	27.3	146.0	137.7	8.3
Depreciation	20.9	19.4	1.5	19.4	16.0	3.4
Amortization	2.8	2.5	0.3	2.5	2.8	(0.3)
Change in estimated acquisition earnout payables	—	(0.9)	0.9	(0.9)	(0.2)	(0.7)

Total expenses	598.6	537.5	61.1	537.5	503.3	34.2

Earnings before income taxes	65.7	73.5	(7.8)	73.5	68.4	5.1
Provision for income taxes	24.5	27.3	(2.8)	27.3	25.9	1.4

Net earnings	$41.2	$46.2	$(5.0)	$46.2	$42.5	$3.7

Diluted earnings per share	$0.27	$0.35	$(0.08)	$0.35	$0.35	$—

Other information
Change in diluted earnings per share	(23%)	0%		0%	21%
Growth in revenues	9%	7%		7%	4%
Organic change in fees	10%	9%		9%	6%
Compensation expense ratio	60%	61%		61%	61%
Operating expense ratio	26%	24%		24%	24%
Effective income tax rate	37%	37%		37%	38%
Workforce at end of period (includes acquisitions)	4,889	4,806		4,806	4,390
Identifiable assets at December 31	$547.7	$544.7		$544.7	$498.6
EBITDAC
Net earnings	$41.2	$46.2	$(5.0)	$46.2	$42.5	$3.7
Provision for income taxes	24.5	27.3	(2.8)	27.3	25.9	1.4
Depreciation	20.9	19.4	1.5	19.4	16.0	3.4
Amortization	2.8	2.5	0.3	2.5	2.8	(0.3)
Change in estimated acquisition estimated payables	—	(0.9)	0.9	(0.9)	(0.2)	(0.7)

EBITDAC	$89.4	$94.5	$(5.1)	$94.5	$87.0	$7.5

EBITDAC margin	13%	15%		15%	15%
EBITDAC growth	(5%)	9%		9%	26%

The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 EBITDAC and adjusted EBITDAC and 2013 and 2012 EBITDAC and adjusted EBITDAC (in millions):

	2014	2013	2012
Total EBITDAC - see computation above	$89.4	$94.5	$87.0
New South Wales client run-off	12.9	—	(1.5)
Workforce and lease termination related charges	0.8	1.7	2.7
Claim portfolio transfer and South Australia ramp up	6.4	(0.1)	2.1
Levelized foreign currency translation	—	(1.6)	(1.5)

Adjusted EBITDAC	$109.5	$94.5	$88.8

Adjusted EBITDAC change	15.9%	6.4%	9.1%

Adjusted EBITDAC margin - see page 25	16.5%	15.6%	15.8%

Fees - The increase in fees for 2014 compared to 2013 was primarily due to new business and the impact of increased claim counts (total of $73.8 million), which were partially offset by lost business of $23.6 million in 2014. The increase in fees for 2013 compared to 2012 was primarily due to new business and the impact of increased claim counts (total of $63.3 million), which were partially offset by lost business of $22.8 million in 2013. Organic change in fee revenues was 10% in 2014, 9% in 2013 and 6% in 2012.

Items excluded from organic fee computations yet impacting revenue comparisons in 2014, 2013 and 2012 include the following (in millions):

	2014 Organic Revenue		2013 Organic Revenue		2012 Organic Revenue
	2014	2013	2013	2012	2012	2011
Fees	$644.6	$589.0	$589.0	$550.3	$550.3	$532.5
International performance bonus fees	18.7	20.0	20.0	18.2	18.2	13.6

Fees as reported	663.3	609.0	609.0	568.5	568.5	546.1
Less fees from acquisitions	(4.1)	—	(2.7)	—	(2.2)	—
Less South Australia ramp up fees	—	(1.4)	(1.4)	—	—	—
New Zealand earthquake claims administration	—	(0.1)	(0.1)	(8.6)	(8.6)	(21.8)
Levelized foreign currency translation	—	(5.3)	—	(6.3)	—	(0.1)

Organic fees	$659.2	$602.2	$604.8	$553.6	$557.7	$524.2

Organic change in fees	9.5%		9.3%		6.4%

Organic change in base domestic and international fees only	13.6%		12.0%		6.8%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2014 decreased compared to 2013 primarily due to lower levels of invested assets in 2014. Investment income in 2013 decreased compared to 2012 primarily due to lower levels of invested assets in 2013.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 compensation expense and comparing 2013 and 2012 compensation expense (in millions):

	2014	2013	2012
Reported amounts	$401.6	$370.5	$347.0
New South Wales client run-off	(1.7)	—	(5.5)
Claim portfolio transfer and South Australia ramp up costs	(3.6)	(1.2)	(1.5)
Workforce and lease termination related charges	(0.6)	(1.7)	—
Levelized foreign currency translation	—	(3.2)	(2.5)

Adjusted amounts	$395.7	$364.4	$337.5

Adjusted revenues - see page 25	$664.3	$604.1	$563.1

Adjusted ratios	59.6%	60.3%	59.9%

The increase in compensation expense in 2014 compared to 2013 was primarily due to an unfavorable foreign currency translation ($3.0 million), New South Wales client run-off costs ($1.7 million), increased headcount and increases in salaries ($27.4 million in the aggregate), claim portfolio transfer and South Australia ramp up costs ($2.4 million), employee benefits ($1.6 million), temporary-staffing expense ($1.6 million), stock compensation ($0.5 million), deferred compensation ($0.1 million), offset by a decrease in severance related costs ($1.1 million).

The increase in compensation expense in 2013 compared to 2012 was primarily due to increased headcount and increases in salaries ($30.0 million in the aggregate), employee benefits ($4.2 million), deferred compensation ($0.8 million) and stock compensation ($0.4 million), offset by a favorable foreign currency translation ($4.2 million), decreases in New Zealand earthquake claims administration ($5.5 million), temporary-staffing expense ($1.1 million), severance related costs ($0.8 million) and claim portfolio transfer and South Australia ramp up costs ($0.3 million).

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2014 and 2013 operating expense and comparing 2013 and 2012 operating expense (in millions):

	2014	2013	2012
Reported amounts	$173.3	$146.0	$137.7
New South Wales client run-off	(11.2)	—	(1.6)
Claim portfolio transfer and South Australia ramp up costs	(2.8)	(0.1)	(0.6)
Workforce and lease termination related charges	(0.2)	—	—
Levelized foreign currency translation	—	(0.7)	(0.2)

Adjusted amounts	$159.1	$145.2	$135.3

Adjusted revenues - see page 25	$664.3	$604.1	$563.1

Adjusted operating expense ratio	24.0%	24.0%	24.0%

The increase in operating expense in 2014 compared to 2013 was primarily due to New South Wales client run-off costs ($11.2 million) and increases in other expense ($6.0 million), outside consulting fees ($3.0 million), claim portfolio transfer and South Australia ramp up costs ($2.7 million), office supplies ($1.7 million), technology expenses ($1.2 million), employee expense ($0.7 million), licenses and fees ($0.7 million), interest expense ($0.4 million), bad debt expense ($0.3 million), meeting and client entertainment expense ($0.2 million) and outside services ($0.1 million) offset by decreases in professional and banking fees ($0.7 million), real estate expenses ($0.2 million) and business insurance ($0.1 million).

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

Depreciation - Depreciation expense increased in 2014 compared to 2013 and in 2013 compared to 2012, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained relatively the same in 2014 compared to 2013 and in 2013 compared to 2012. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2014 or 2013. Based on the results of impairment reviews in 2012, we wrote off $0.1 million of amortizable intangible assets related to the risk management segment acquisitions. No indicators of impairment were noted in 2014 or 2013.

Change in estimated acquisition earnout payables - The decrease in income from the change in estimated acquisition earnout payables in 2014 compared to 2013 was due primarily to an adjustment made in 2013 to the estimated fair value of an earnout obligation related to a revised projection of future performance for two acquisitions. During 2013, we recognized $0.9 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.

Provision for income taxes - The risk management segment’s effective tax rate in 2014, 2013 and 2012 was 37.3%, 37.1%, and 37.9%, respectively. We anticipate reporting an effective tax rate of approximately 35.0% to 37.0% in our risk management segment for the foreseeable future.

Diluted net earnings per share - On April 16, 2014, we closed on a secondary public offering of our common stock issuing 21.85 million shares of stock for net proceeds of $911.4 million to fund the purchase of Crombie/OAMPS, a brokerage segment acquisition. The impact to diluted net earnings per share in the risk management segment for 2014 related to the shares issued under this secondary offering was a reduction of approximately $0.03 per share.

Corporate Segment

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 13 to our consolidated financial statements for a summary of our investments at December 31, 2014 and 2013 and a detailed discussion of the nature of these investments. See Note 7 to our consolidated financial statements for a summary of our debt at December 31, 2014 and 2013.

Financial information relating to our corporate segment results for 2014, 2013 and 2012 (in millions, except per share and percentages):

Statement of Earnings	2014	2013	Change	2013	2012	Change
Revenues from consolidated clean coal production plants	$975.5	$387.1	$588.4	$387.1	$98.0	$289.1
Royalty income from clean coal licenses	57.4	32.0	25.4	32.0	27.6	4.4
Loss from unconsolidated clean coal production plants	(3.4)	(6.6)	3.2	(6.6)	(6.0)	(0.6)
Other net revenues	18.4	11.8	6.6	11.8	1.4	10.4

Total revenues	1,047.9	424.3	623.6	424.3	121.0	303.3

Cost of revenues from consolidated clean coal production plants	1,058.9	437.3	621.6	437.3	111.6	325.7
Compensation	50.3	24.1	26.2	24.1	14.8	9.3
Operating	59.8	36.5	23.3	36.5	32.8	3.7
Interest	89.0	50.1	38.9	50.1	43.0	7.1
Depreciation	3.8	2.9	0.9	2.9	0.7	2.2

Total expenses	1,261.8	550.9	710.9	550.9	202.9	348.0

Loss before income taxes	(213.9)	(126.6)	(87.3)	(126.6)	(81.9)	(44.7)
Benefit for income taxes	(212.3)	(144.2)	(68.1)	(144.2)	(78.6)	(65.6)

Net income (loss)	$(1.6)	$17.6	$(19.2)	$17.6	$(3.3)	$20.9

Diluted net earnings (loss) per share	$(0.01)	$0.14	$(0.15)	$0.14	$(0.03)	$0.17

Identifiable assets at December 31	$1,048.9	$793.1		$793.1	$656.9
EBITDAC
Net income (loss)	$(1.6)	$17.6	$(19.2)	$17.6	$(3.3)	$20.9
Benefit for income taxes	(212.3)	(144.2)	(68.1)	(144.2)	(78.6)	(65.6)
Interest	89.0	50.1	38.9	50.1	43.0	7.1
Depreciation	3.8	2.9	0.9	2.9	0.7	2.2

EBITDAC	$(121.1)	$(73.6)	$(47.5)	$(73.6)	$(38.2)	$(35.4)

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

The increases in 2014 and 2013 are due to increased production at both the leased facilities and facilities in which we have a majority ownership position, including the impact of the facilities we consolidated in 2014 and 2013.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increases in royalty income in 2014 and 2013 were due to increases in the production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod were $38.4 million, $21.2 million and $16.5 million in 2014, 2013 and 2012, respectively, which include non-controlling interest of $35.3 million, $19.2 million and $14.6 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants, partially offset by the production based income from majority investors. The production of refined coal generates pretax operating losses.

The losses in 2014 compared to 2013, were lower because the vast majority of our operations are now consolidated. The increased pretax loss in 2013 compared to 2012 was due primarily to increased production which generates increased pretax operating losses.

•

In 2014 and 2013, other net revenues primarily included pretax gains of $25.6 million and $9.6 million, respectively, related to the 2014 acquisition of an additional ownership interest in seven 2009 Era Plants and five 2011 Era Plants from a co-investor, and the 2013 acquisition of an additional ownership interest in twelve 2009 Era Plants from a co-investor. See Note 13 to the consolidated financial statements for additional discussion of these acquisition transactions. We have consolidated the operations of the limited liability companies that own these plants effective as of the acquisition dates. In addition, in 2014 we recognized a $1.8 million gain adjustment related to the 2013 acquisition of the additional ownership interest in twelve 2009 Era Plants, a $2.0 million impairment loss, under equity method accounting, of an additional 4% investment in the global operations of C-Quest Technologies LLC and C-Quest Technologies International LLC, and a $10.9 million impairment loss related to two of our clean coal production plants which permanently stopped operations. In 2014 we also realized a $1.9 million hedge gain related to the funding of the Crombie/OAMPS acquisition and earned $2.5 million of interest on cash deposited in Australia to fund the Crombie/OAMPS acquisition. In 2013, other net revenues also included a gain of $2.6 million related to three foreign currency derivative investment contracts in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. In 2012, other net revenues of $1.4 million consisted of equity income from our venture capital fund investments.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2014, 2013 and 2012 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities.

Compensation expense - Compensation expense for 2014, 2013 and 2012, respectively, includes salary and benefit expenses of $20.7 million, $11.4 million and $9.8 million and incentive compensation of $29.6 million, $12.7 million and $5.0 million, respectively.

The increase in salary and benefit expenses in 2014 compared to 2013 was primarily due to a $12.0 million charge related to the de-risking strategy of our U.S. defined benefit plan, offset by a reduction in pension expense of $3.6 million. In the period from September 12, 2014 to November 30, 2014, we offered a one-time voluntary lump sum window to eligible deferred vested participants in our U.S. defined benefit plan in an effort to reduce our long-term pension obligations and the volatility of these obligations on our balance sheet. The aggregate lump sum payout made in fourth quarter 2014 was $43.3 million. This lump sum payout project reduced the plan’s pension benefit obligation by approximately $60.0 million, while improving its pension underfunding by almost $17.0 million as of December 31, 2014. Due to this significant obligation settlement, we incurred a non-cash pre-tax charge of approximately $12.0 million in fourth quarter 2014, as a result of the U.S. GAAP requirement to expense the portion of the unrealized actuarial losses currently recognized as accumulated other comprehensive loss, based on a ratio of the liability settled to the total liability within the plan at December 31, 2014. The increase in salary and benefit expenses in 2013 compared to 2012 was primarily due to additional headcount and salary and benefits expense increases.

The increase in incentive compensation in 2014 compared to 2013 was due to the efforts in 2014 related to the transaction for the additional interests in the twelve clean coal plants, the work on corporate related matters including the 2014 debt and secondary stock offering transactions and the level of acquisition activity in 2014. The increase in incentive compensation in 2013 compared to 2012 was due to the efforts in 2013 related to the sales and operations of the facilities in 2013 that qualify for tax credits under IRC Section 45, the work on corporate related matters including the 2013 debt transactions and the level of acquisition activity in 2013.

Operating expense - Operating expense for 2014 includes banking and related fees of $2.7 million, external professional fees and other due diligence costs related to 2014 acquisitions of $18.9 million, operating expenses, professional fees and non-controlling interest related to royalty income of $26.8 million, other corporate and clean energy related expenses of $9.2 million and a biannual company-wide meeting ($2.2 million).

Operating expense for 2013 includes banking and related fees of $3.0 million, external professional fees and other due diligence costs related to 2013 acquisitions of $7.5 million, operating expenses, professional fees and non-controlling interest related to royalty income of $15.2 million, other corporate and clean energy related expenses of $7.0 million and a biannual company-wide meeting ($3.8 million).

Operating expense for 2012 includes banking and related fees of $3.1 million, external professional fees and other due diligence costs related to 2012 acquisitions of $7.1 million, operating expenses, professional fees and non-controlling interest related to royalty income of $16.5 million and other corporate and clean energy related expenses of $6.1 million.

Interest expense - The increase in interest expense in 2014 compared to 2013 and 2013 compared to 2012 was due to the following:

Change in interest expense related to	2014 / 2013	2013 / 2012
Interest on the $50.0 million note funded on July 10, 2012	$—	$1.1
Interest on the $200.0 million note funded on June 14, 2013	3.4	4.0
Interest on the $600.0 million note funded on February 27, 2014	23.5	—
Interest on the $700.0 million note funded on June 24, 2014	14.6	—
Interest on borrowings from our Credit Agreement	0.5	2.0
Interest on the $100.0 million Series A Note that was paid off on August 3, 2014	(2.6)	—
Capitalization of interest costs related to the purchase and development of our new headquarters building	(0.5)	—

Net change in interest expense	$38.9	$7.1

The capitalization of interest costs related to the purchase and development of our new corporate headquarters building will occur until the development of it is completed, which is estimated to be done in the latter part of 2016.

Depreciation - The increase in depreciation expense in 2014 compared to 2013, primarily relates to the assets of the additional ownership interests in the plants that we acquired from co-investors in first quarters of 2013 and 2014. The depreciation expense in 2013 increased compared to 2012, which primarily relates to the additional ownership interests in the plants that we acquired from a co-investor in first quarter 2013.

Benefit for income taxes - Our consolidated effective tax rate was (13.5)%, 2.2% and 20.5% for 2014, 2013 and 2012, respectively. The tax rates for 2014, 2013 and 2012 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $145.5 million, $93.7 million and $43.8 million of tax credits generated and recognized in 2014, 2013 and 2012, respectively.

The following provides non-GAAP information that we believe is helpful when comparing 2014, 2013 and 2012 operating results for the corporate segment (in millions):

	2014				2013			2012
		Income	Net			Income	Net		Income	Net
	Pretax	Tax	Earnings		Pretax	Tax	Earnings	Pretax	Tax	Earnings
Description	Loss	Benefit	(Loss)		Loss	Benefit	(Loss)	Loss	Benefit	(Loss)
Interest and banking costs	$(91.2)	$36.5	$(54.7)		$(53.0)	$21.2	$(31.8)	$(46.1)	$18.4	$(27.7)
Clean energy investments	(88.7)	179.2	90.5	(1)	(58.9)	116.8	57.9 (1)	(17.3)	50.0	32.7
Acquisition costs	(23.1)	3.3	(19.8)		(5.6)	0.2	(5.4)	(7.1)	0.7	(6.4)
Corporate	(21.5)	2.3	(19.2	)(2)	(18.7)	9.8	(8.9)	(11.4)	9.5	(1.9)

Adjusted full year	$(224.5)	$221.3	$(3.2)		$(136.2)	$148.0	$11.8	$(81.9)	$78.6	$(3.3)

Diluted net earnings per share, as adjusted			$(0.02)				$0.09			$(0.03)
Non-cash gains on changes in ownership levels			0.09	(1)			0.05 (1)			—
Retirement plan de-risking strategies			(0.08	)(2)			—			—

Diluted net earnings per share, as reported			$(0.01)				$0.14			$(0.03)

(1)	Excludes non-cash after tax gains of $14.1 million and $5.8 million from re-consolidation accounting gains related to clean-energy investments recorded in first quarters of 2014 and 2013, respectively.
(2)	Excludes a non-cash after-tax settlement charge of $12.5 million, or approximately $0.08 per share, related to retirement plan de-risking strategies. As announced in our third quarter 2014 earnings release and conference call, and more fully discussed on page 54 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, we were in the process of pursuing retirement plan de-risking strategies. The window for accepting the offers closed in early December 2014 and the payouts were completed prior to December 31, 2014.

Interest and banking costs includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. In 2013, acquisition costs include a gain of $2.6 million on the derivative investment contract discussed above. Corporate consists of overhead allocations mostly related to corporate staff compensation and, in 2014 and 2013, costs related to biannual company-wide award, cross-selling and motivational meetings for our production staff and field management

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The fourteen plants which were placed in service prior to December 31 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the twenty plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of December 31, 2014 (in millions):

		Our Portion of Estimated
		Additional
	Our	Required	Ultimate
	Tax-Effected	Tax-Effected	Annual
	Book Value At	Capital	After-tax
	December 31, 2014	Investment	Earnings
Investments that own 2009 Era Plants
10 Under long-term production contracts	$9.0	$—	$20.0
4 In negotiations for long-term production contracts	1.4	Not Estimable	Not Estimable
Investments that own 2011 Era Plants
16 Under long-term production contracts	31.9	3.8	75.0
4 In negotiations for long-term production contracts	1.4	Not Estimable	Not Estimable

The information in the table above under the caption Our Portion of Estimated Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future annual after-tax earnings based on production estimates from the host utilities. However, host utilities do not consistently utilize the refined coal plants at ultimate production levels due to seasonal electricity demand, as well as for many operational, regulatory and environmental compliance reasons.

Our investment in Chem-Mod generates royalty income from refined coal production plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties. Based on current production estimates provided by licensees, Chem-Mod could generate for us an average of approximately $4.0 million of net after-tax earnings per quarter.

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

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $5.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $2.5 million. We currently have no commitments related to our refined coal plants. We further estimate that we will invest an additional $35.0 million to $45.0 million to redeploy the remainder of the refined coal plants later in 2015 and into 2016, before co-investor contributions.

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas rather than coal, or shutting down completely for economic reasons. The entities that own such plants are prepared to move the refined coal plants to other, generally higher volume, coal-fired power plants. If these potential developments were to occur, we estimate those plants will not operate for 12 to 18 months during their movement and redeployment, which could have a material impact on the amount of tax credits that are generated by these plants.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2015 until April or May 2015. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2015.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 13 to the consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2014 and 2013, we relied to a large extent on proceeds from borrowings under our Credit Agreement. In addition, for acquisitions made in 2014 we used proceeds from $600.0 million and $700.0 million of senior unsecured notes issued in February 2014 and June 2014, respectively, plus a secondary public offering of our common stock in April 2014, whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million. For acquisitions made in 2013, we also used proceeds from $200.0 million of senior unsecured notes issued in September 2013.

Cash provided by operating activities was $402.3 million, $349.9 million and $343.0 million for 2014, 2013 and 2012, respectively. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2014 compared to 2013, partially offset by cash used in 2014 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. The increase in cash provided by operating activities in 2013 compared to 2012 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2013 compared to 2012, partially offset by cash used in 2013 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits generated during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $632.8 million and $504.9 million for 2014 and 2013, respectively. Consolidated net earnings were $303.4 million and $268.6 million. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2014 and 2013 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2014 we did not make discretionary contributions to the plan. During 2013 and 2012, we made discretionary contributions to the plan of $6.3 million and $7.2 million, respectively. We are not considering making additional discretionary contributions to the plan in 2015, but may be required to make significantly larger minimum contributions to the plan in future periods.

See Note 12 to our consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In August 2014, we decided to pursue a pension de-risking strategy to reduce the size of our long-term U.S. defined benefit pension plan obligations and the volatility of these obligations on our balance sheet. On September 12, 2014, the fiduciaries of the plan began offering certain former employees who were participants in the plan, the option of receiving the value of their pension benefit in a lump sum payment or as an accelerated reduced annuity, in lieu of monthly annuity payments when they retire. The voluntary offer was made to approximately 2,500 terminated, vested participants in the plan whose employment terminated with the company prior to August 1, 2014 and who had not commenced benefit payments as of November 1, 2014. Eligible participants had from September 12, 2014 to November 30, 2014 to accept the offer, and the lump-sum payments were made in November and December of 2014, and the accelerated reduced annuity payments began as of December 1, 2014. The aggregate lump sum payout made in fourth quarter 2014 was $43.3 million. All payouts related to this offer were made using assets from the plan. This lump sum payout project reduced the Plan’s pension benefit obligation by approximately $60.0 million, while improving its pension underfunding by almost $17.0 million as of December 31, 2014. Due to this significant obligation settlement, we incurred a non-cash pre-tax charge of approximately $12.0 million in fourth quarter 2014, as a result of the U.S. GAAP requirement to expense the portion of the unrealized actuarial losses currently recognized as accumulated other comprehensive loss, based on a ratio of the liability settled to the total liability within the plan at December 31, 2014.

In 2014, the funded status of the Plans was significantly impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2014. The net impact of the change in the discount rate at December 31, 2014 and the lump sum payout in fourth quarter 2014 in the benefit obligation at December 31, 2014 is flat in comparison to December 31, 2013. In addition, also favorably impacting the funded status were favorable returns on the plan’s assets in 2014. The net change in the funded status of the Plan in 2014 resulted in an increase in noncurrent liabilities in 2014 of $37.2 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2014, 2013 and 2012, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $81.5 million, $93.6 million and $51.0 million for 2014, 2013 and 2012, respectively. In 2015, we expect total expenditures for capital improvements to be approximately $120.0 million, primarily related to expenditures on our new corporate headquarters building, office moves and expansions and updating computer systems and equipment. The increase in net capital expenditures in 2014 from 2013 and in 2013 from 2012 primarily related to capitalized costs associated with the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2014, 2013 and 2012.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $1,918.3 million, $727.7 million and $344.1 million in 2014, 2013 and 2012, respectively. The increased use of cash for acquisitions in 2014 compared to 2013 was primarily due to three large acquisitions that occurred in 2014. The increased use of cash for acquisitions made in 2013 compared to 2012 was primarily due to two large acquisitions that occurred in 2013. In addition, during 2014, 2013 and 2012 we issued 6.5 million shares ($292.8 million), 5.2 million shares ($227.0 million) and 7.8 million shares ($268.5 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 60, 31 and 60 acquisitions in 2014, 2013 and 2012, respectively. Annualized revenues of businesses acquired in 2014, 2013 and 2012 totaled approximately $761.2 million, $383.9 million and $231.7 million, respectively. In 2015, we expect to use our debt, cash from operations and our common stock to fund all or a portion of acquisitions we complete.

During 2012, we issued 425,000 shares of our common stock and paid $3.5 million in cash related to earnout obligations of five acquisitions made prior to 2009 and recorded additional goodwill of $0.1 million.

Dispositions - During 2014, 2013 and 2012, we sold several books of business and recognized one-time gains of $7.3 million, $5.2 million and $3.9 million, respectively. We received cash proceeds of $8.2 million, $5.5 million and $11.4 million, respectively, related to these transactions. Offsetting the one-time gains related to sales of books of business in 2012, was a non-cash loss of $3.5 million recognized in second quarter 2012 related to our acquisition of an additional 41.5% equity interest in CGM Gallagher Group Limited (which we refer to as CGM), which increased our ownership in CGM to 80%. The loss represented the decrease in fair value of our initial 38.5% equity interest in CGM based on the purchase price paid to acquire the additional 41.5% equity interest in CGM.

Clean Energy Investments - During the period from 2009 through 2014, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2015 annual after-tax earnings, including IRC Section 45 tax credits, which will be generated from all of our clean energy investments is $90.0 million to $110.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2015. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain at current levels, and if we continue to generate sufficient taxable income to use the tax credits generated by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2015 through 2021. While we cannot accurately forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 42 and 43 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

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

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries that we acquired on June 16, 2014. The Premium Financing Debt Facility is comprised of: (i) Facility B with separate AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires June 15, 2016. At December 31, 2014, $127.9 million of borrowings were outstanding under the Premium Financing Debt Facility.

We use the Premium Financing Debt Facility to borrow funds from time to time to fund the premium financing activities of three of our Australian (AU) and New Zealand (NZ) subsidiaries. In 2014, we had net borrowings of $127.9 million on the Premium Financing Debt Facility, of which $112.9 million were used to pay down a facility that Crombie/OAMPS had with its former owner.

In 2007, 2009, 2011, 2012, 2013 and 2014, we entered into separate note purchase agreements, with certain accredited institutional investors, pursuant to which we issued and sold to the investors $400.0 million, $150.0 million, $125.0 million, $50.0 million, $200.0 million and $1,300.0 million in aggregate debt, respectively, totaling $2,225.0 million. On August 3, 2014, $100.0 million of our private placement debt matured and was paid off. At December 31, 2014, we had $2,125.0 million of corporate-related borrowings outstanding and a cash and cash equivalent balance of $314.4 million. We also use our Credit

Agreement from time to time to borrow funds to supplement operating cash flows. See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $140.0 million of borrowings outstanding under the Credit Agreement at December 31, 2014. Due to the outstanding borrowing and letters of credit, $437.4 million remained available for potential borrowings under the Credit Agreement at December 31, 2014.

During 2014, we borrowed an aggregate of $1,109.9 million and repaid $1,500.4 million under our Credit Agreement. Principal uses of the 2014 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2013, we borrowed an aggregate of $890.5 million and repaid $489.0 million under our Credit Agreement. Principal uses of the 2013 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2012, we borrowed $303.0 million and repaid $184.0 million under our Credit Agreement. Principal uses of the 2012 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2014.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2014, we declared $223.8 million in cash dividends on our common stock, or $1.44 per common share. On December 19, 2014, we paid a fourth quarter dividend of $.36 per common share to shareholders of record as of December 5, 2014. On January 29, 2015, we announced a quarterly dividend for first quarter 2015 of $.37 per common share. If the dividend is maintained at $.37 per common share throughout 2015, this dividend level would result in an annualized net cash used by financing activities in 2015 of approximately $241.5 million (based on the outstanding shares as of December 31, 2014), or an anticipated increase in cash used of approximately $18.4 million compared to 2014. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2014, 2013 and 2012. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2014. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. There were no common stock repurchases made in 2014 or 2013 that impacted our consolidated financial statements. The common stock repurchases reported in our consolidated statement of cash flows for 2012 include 82,000 shares (at a cost of $1.5 million) that we repurchased from our employees to cover their income tax withholding obligations in connection with restricted stock distributions. Under those circumstances, we withheld the proceeds from the repurchases and remitted them to the taxing authorities on the employees’ behalf to cover their income tax withholding obligations.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. We have used this registration statement to register shares sold under our at-the-market equity program and the secondary offering referred to below. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We can make no assurances regarding when, or if, we will issue any additional shares under this registration statement.

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

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $166.3 million is available) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley.

During the quarter and year ended December 31, 2014, we sold 609,886 shares of our common stock under the program at a weighted average price of $48.11 per share, resulting in net proceeds, after sales commissions of approximately $0.3 million to Morgan Stanley, of approximately $29.3 million.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $56.3 million in 2014, $76.2 million in 2013 and $82.3 million in 2012. Prior to 2009, we issued stock options under four stock option-based employee compensation plans. The options were primarily granted at the fair value of the underlying shares at the date of grant and generally become exercisable at the rate of 10% per year beginning the calendar year after the date of grant. In May 2008, all of these plans expired. On May 10, 2011, our stockholders approved the 2011 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2009 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 9.3 million shares (less any shares of restricted stock issued under the LTIP – 2.0 million shares of our common stock were available for this purpose as of December 31, 2014) were available for grant under the LTIP at December 31, 2014. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in 2014 and we believe will continue to do so in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2015 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations. Our micro-captive advisory services are the subject of an investigation by the IRS. See “Results of Operations—Brokerage” above for more information regarding this investigation. Due to the early stage of this investigation and the fact that the IRS has not made any allegations against us at this time, we are not able to reasonably estimate the amount of any potential loss or impact on our liquidity in connection with this investigation.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7, 13 and 14 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2014 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Note purchase agreements	$—	$50.0	$300.0	$100.0	$100.0	$1,575.0	$2,125.0
Credit Agreement	140.0	—	—	—	—	—	140.0
Premium Financing Debt Facility	127.9	—	—	—	—	—	127.9
Interest on debt	100.9	100.4	97.5	77.5	73.2	323.9	773.4

Total debt obligations	368.8	150.4	397.5	177.5	173.2	1,898.9	3,166.3
Operating lease obligations	99.0	81.7	68.7	49.8	38.8	131.3	469.3
Less sublease arrangements	(1.4)	(0.7)	(0.3)	(0.1)	—	—	(2.5)
Outstanding purchase obligations	29.7	5.4	0.9	0.3	—	—	36.3

Total contractual obligations	$496.1	$236.8	$466.8	$227.5	$212.0	$2,030.2	$3,669.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $12.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 15 to our consolidated financial statements for a discussion on income taxes.

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

On December 20, 2013, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which, on February 27, 2014, we issued and sold $325.0 million in aggregate principle amount of our 4.58% Senior Notes, Series H due February 27, 2024, $175.0 million in aggregate principle amount of our 4.73% Senior Notes, Series I due February 27, 2026 and $100.0 million in aggregate principle amount of our 4.98% Senior Notes, Series J due February 27, 2029, in a private placement.

On June 24, 2014, we entered into a note purchase agreement, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 2.80% Senior Notes, Series K, due June 24, 2018, $50.0 million in aggregate principal amount of our 3.20% Senior Notes, Series L, due June 24, 2019, $50.0 million in aggregate principal amount of our 3.48% Senior Notes, Series M, due June 24, 2020, $200.0 million in aggregate principal amount of our 4.13% Senior Notes, Series N, due June 24, 2023, $200.0 million in aggregate principal amount of our 4.31% Senior Notes, Series O, due June 24, 2025 and $150.0 million in aggregate principal amount of our 4.36% Senior Notes, Series P, due June 24, 2026, in a private placement.

See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements.

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

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. At December 31, 2014, $22.6 million of letters of credit (see below under Off-Balance Sheet Debt) were outstanding under the Credit Agreement. There were $140.0 million of borrowings outstanding under the Credit Agreement at December 31, 2014. Accordingly, at December 31, 2014, $437.4 million remained available for potential borrowings, of which $52.4 million may be in the form of additional letters of credit. We are under no obligation to use the Credit Agreement in performing our normal business operations. See Note 7 to our consolidated financial statements for a discussion of the terms of the Credit Agreement.

Premium Financing Debt Facility - On June 16, 2014 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. See Note 3 “Business Combinations.” The Premium Financing Debt Facility is comprised of: (i) Facility B is separate AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires June 15, 2016. The Premium Financing Debt Facility provides funding for the three acquired Australian and New Zealand premium finance subsidiaries. These premium funding related borrowings are fully collateralized by the underlying premium finance related receivables and as such are excluded from our debt covenant computations.

At December 31, 2014, AU$117.0 million and NZ$23.0 million of borrowings were outstanding under Facility B, AU$9.4 million of borrowings were outstanding under Facility C and NZ$9.6 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2014, AU$33.0 million and NZ$12.0 million remained available for potential borrowing under Facility B, and AU$15.6 million and NZ$5.4 million under Facilities C and D, respectively. See Note 7 to our consolidated financial statements for a discussion of the terms of the Premium Financing Debt Facility.

Operating Lease Obligations - We generally operate in leased premises at all of our locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we have outstanding as of December 31, 2014. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2014 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2015	2016	2017	2018	2019	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$22.6	$22.6
Financial guarantees	0.8	0.8	0.8	0.8	0.9	16.5	20.6
Funding commitments	—	—	—	—	—	2.9	2.9

Total commitments	$0.8	$0.8	$0.8	$0.8	$0.9	$42.0	$46.1

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 14 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 339 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2011 to 2014 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $549.8 million, of which $205.3 million was recorded in our consolidated balance sheet as of December 31, 2014 based on the estimated fair value of the expected future payments to be made. See Note 3 to our consolidated financial statements for a discussion of our funding commitments related to a large acquisition we signed in April 2014 and completed in July 2014.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2014 and 2013 that was recourse to us.

At December 31, 2014, we had posted two letters of credit totaling $11.3 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $9.7 million. At December 31, 2014, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. At December 31, 2014, we had posted one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2014 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2014 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2014.

As of December 31, 2014, we had $2,125.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2014 was $2,281.0 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on the our current credit rating.

We estimated market risk as the potential impact on the value of the private placement long-term debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2014 and the resulting fair values would be $309.3 million higher than their carrying value (or $2,434.3 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate as of December 31, 2014 and the resulting fair values would be $15.2 million higher than their carrying value (or $2,140.2 million).

As of December 31, 2014, we had $140.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2014 and the resulting fair value is not be materially different from their carrying value.

At December 31, 2014, we had $127.9 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2014, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2014 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $16.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2014 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $9.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2014, 2013 and 2012, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2014) and disbursements (in 2013) through various future payment dates. In addition, during 2014, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2014, 2013 and 2012. See Note 16 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2014, 2013 and 2012. We entered into a AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. This contract was designed to hedge a portion of the AU$ denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In second quarter 2014, we recorded a pretax gain of $1.9 million related to this derivative investment contract. In the third quarter of 2013, we entered into three foreign currency derivative investment contracts in connection with the signing of an agreement to acquire The Giles Group of Companies headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. The derivative investment contracts were exercised on October 31, 2013 and the Giles transaction closed in early November 2013. In 2013, we recorded a pretax gain of $2.6 million related to these derivative investment contracts. In the future, we expect to continue hedging these types of transactions and other currencies, as needed.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Commissions	$2,083.0	$1,553.1	$1,302.5
Fees	1,258.3	1,059.5	971.7
Supplemental commissions	104.0	77.3	67.9
Contingent commissions	84.7	52.1	42.9
Investment income	41.3	8.1	10.4
Gains on books of business sales	7.3	5.2	3.9
Revenues from clean coal activities	1,029.5	412.5	119.6
Other net revenues	18.4	11.8	1.4

Total revenues	4,626.5	3,179.6	2,520.3

Compensation	2,167.6	1,685.0	1,493.4
Operating	767.2	552.4	483.2
Cost of revenues from clean coal activities	1,058.9	437.3	111.6
Interest	89.0	50.1	43.0
Depreciation	69.4	53.4	41.4
Amortization	189.5	125.2	99.0
Change in estimated acquisition earnout payables	17.5	1.7	3.4

Total expenses	4,359.1	2,905.1	2,275.0

Earnings before income taxes	267.4	274.5	245.3
Provision (benefit) for income taxes	(36.0)	5.9	50.3

Net earnings	$303.4	$268.6	$195.0

Basic net earnings per share:	$1.98	$2.08	$1.61
Diluted net earnings per share:	1.97	2.06	1.59
Dividends declared per common share	1.44	1.40	1.36

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings	$303.4	$268.6	$195.0

Change in pension liability, net of taxes	(18.6)	26.8	(3.4)
Foreign currency translation	(238.4)	1.6	16.1
Change in fair value of derivative instruments, net of taxes	(1.0)	1.8	1.7

Comprehensive earnings	$45.4	$298.8	$209.4

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2014	2013
Cash and cash equivalents	$314.4	$298.1
Restricted cash	1,367.6	1,027.4
Premiums and fees receivable	1,462.5	1,288.8
Other current assets	666.7	261.3

Total current assets	3,811.2	2,875.6
Fixed assets - net	195.4	160.4
Deferred income taxes	392.6	279.8
Other noncurrent assets	385.2	320.7
Goodwill - net	3,449.6	2,145.2
Amortizable intangible assets - net	1,776.0	1,078.8

Total assets	$10,010.0	$6,860.5

Premiums payable to insurance and reinsurance companies	$2,623.3	$2,154.7
Accrued compensation and other accrued liabilities	623.7	370.6
Unearned fees	66.1	84.5
Other current liabilities	61.7	44.5
Premium financing borrowings	127.9	—
Corporate related borrowings - current	140.0	630.5

Total current liabilities	3,642.7	3,284.8
Corporate related borrowings - noncurrent	2,125.0	825.0
Other noncurrent liabilities	1,012.9	665.2

Total liabilities	6,780.6	4,775.0

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 164.6 shares in 2014 and 133.6 shares in 2013	164.6	133.6
Capital in excess of par value	2,649.4	1,358.1
Retained earnings	676.0	596.4
Accumulated other comprehensive loss	(260.6)	(2.6)

Total stockholders’ equity	3,229.4	2,085.5

Total liabilities and stockholders’ equity	$10,010.0	$6,860.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$303.4	$268.6	$195.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(23.0)	(17.1)	(3.9)
Depreciation and amortization	258.9	178.6	140.4
Change in estimated acquisition earnout payables	17.5	1.7	3.4
Amortization of deferred compensation and restricted stock	22.9	19.0	8.3
Stock-based and other noncash compensation expense	10.6	7.7	7.5
Effect of changes in foreign exchange rate	(0.5)	(0.2)	1.9
Net change in restricted cash	(62.1)	(58.6)	(90.2)
Net change in premiums receivable	95.3	(85.4)	11.5
Net change in premiums payable	60.0	114.3	33.3
Net change in other current assets	(150.5)	(57.4)	52.4
Net change in accrued compensation and other accrued liabilities	184.2	36.3	19.2
Net change in fees receivable/unearned fees	(26.0)	(5.9)	4.3
Net change in income taxes payable	4.9	4.3	14.0
Net change in deferred income taxes	(126.1)	(53.8)	(20.4)
Net change in other noncurrent assets and liabilities	(167.2)	(2.2)	(33.7)

Net cash provided by operating activities	402.3	349.9	343.0

Cash flows from investing activities:
Net additions to fixed assets	(81.5)	(93.6)	(51.0)
Cash paid for acquisitions, net of cash acquired	(1,918.3)	(727.7)	(344.1)
Net proceeds from sales of operations/books of business	8.2	5.5	11.4
Net (funding) proceeds of investment transactions	(20.1)	(35.9)	1.5

Net cash used by investing activities	(2,011.7)	(851.7)	(382.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	997.0	76.2	82.3
Tax impact from issuance of common stock	6.9	7.5	0.5
Repurchases of common stock	—	—	(1.5)
Dividends paid	(223.1)	(182.6)	(204.4)
Net borrowings on premium financing debt facility	7.5	—	—
Borrowings on line of credit facilities	1,109.9	890.5	303.0
Repayments on line of credit facilities	(1,500.4)	(489.0)	(184.0)
Net borrowings of corporate related long-term debt	1,200.0	200.0	50.0

Net cash provided by financing activities	1,597.8	502.6	45.9

Effect of changes in foreign exchange rates on cash and cash equivalents	27.9	(4.8)	4.2

Net increase (decrease) in cash and cash equivalents	16.3	(4.0)	10.9
Cash and cash equivalents at beginning of year	298.1	302.1	291.2

Cash and cash equivalents at end of year	$314.4	$298.1	$302.1

Supplemental disclosures of cash flow information:
Interest paid	$82.5	$49.2	$42.2
Income taxes paid	72.9	49.2	47.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2011	114.7	$114.7	$693.2	$482.9	$(47.2)	$1,243.6
Net earnings	—	—	—	195.0	—	195.0
Net change in pension asset/liability, net of taxes of ($0.2) million	—	—	—	—	(3.4)	(3.4)
Foreign currency translation	—	—	—	—	16.1	16.1
Change in fair value of derivative instruments, net of taxes of $1.1 million	—	—	—	—	1.7	1.7
Compensation expense related to stock option plan grants	—	—	7.2	—	—	7.2
Tax impact from issuance of common stock	—	—	0.5	—	—	0.5
Common stock issued in:
Forty purchase transactions	7.8	7.8	268.5	—	—	276.3
Stock option plans	2.8	2.8	71.1	—	—	73.9
Employee stock purchase plan	0.3	0.3	8.1	—	—	8.4
Deferred compensation/restricted stock	0.1	0.1	7.9	—	—	8.0
Other compensation expense	—	—	0.3	—	—	0.3
Common stock repurchases	(0.1)	(0.1)	(1.4)	—	—	(1.5)
Cash dividends declared on common stock	—	—	—	(167.5)	—	(167.5)

Balance at December 31, 2012	125.6	125.6	1,055.4	510.4	(32.8)	1,658.6
Net earnings	—	—	—	268.6	—	268.6
Net change in pension asset/liability, net of taxes of $17.9 million	—	—	—	—	26.8	26.8
Foreign currency translation	—	—	—	—	1.6	1.6
Change in fair value of derivative instruments, net of taxes of $1.3 million	—	—	—	—	1.8	1.8
Compensation expense related to stock option plan grants	—	—	7.7	—	—	7.7
Tax impact from issuance of common stock	—	—	7.5	—	—	7.5
Common stock issued in:
Thirteen purchase transactions	5.2	5.2	227.0	—	—	232.2
Stock option plans	2.3	2.3	59.5	—	—	61.8
Employee stock purchase plan	0.3	0.3	9.9	—	—	10.2
Deferred compensation/restricted stock	0.1	0.1	(13.1)	—	—	(13.0)
Stock issuance under dribble-out program	0.1	0.1	4.2	—	—	4.3
Cash dividends declared on common stock	—	—	—	(182.6)	—	(182.6)

Balance at December 31, 2013	133.6	133.6	1,358.1	596.4	(2.6)	2,085.5
Net earnings	—	—	—	303.4	—	303.4
Net change in pension asset/liability, net of taxes of $(12.4) million	—	—	—	—	(18.6)	(18.6)
Foreign currency translation	—	—	—	—	(238.4)	(238.4)
Change in fair value of derivative instruments, net of taxes of $(0.7) million	—	—	—	—	(1.0)	(1.0)
Compensation expense related to stock option plan grants	—	—	9.5	—	—	9.5
Tax impact from issuance of common stock	—	—	6.9	—	—	6.9
Common stock issued in:
Fifty-three purchase transactions	6.5	6.5	292.8	—	—	299.3
Stock option plans	1.6	1.6	42.6	—	—	44.2
Employee stock purchase plan	0.3	0.3	12.1	—	—	12.4
Deferred compensation/restricted stock	0.1	0.1	8.4	—	—	8.5
Stock issuance under dribble-out program	0.6	0.6	28.4	—	—	29.0
Stock issuance from public offering	21.9	21.9	889.5	—	—	911.4
Other compensation expense	—	—	1.1	—	—	1.1
Cash dividends declared on common stock	—	—	—	(223.8)	—	(223.8)

Balance at December 31, 2014	164.6	$164.6	$2,649.4	$676.0	$(260.6)	$3,229.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2014

1. Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our premium financing operations and our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 30 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $6.8 million and $4.2 million at December 31, 2014 and 2013, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $10.7 million and $6.7 million at December 31, 2014 and 2013, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Investment income primarily includes interest and dividend income (including interest income from our premium financing operations), which is accrued as it is earned. Gains on books of business sales represent one-time gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) related to unconsolidated clean coal production plants, all of which are recognized as earned. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies. Income (loss) from unconsolidated clean coal production plants includes income (losses) related to our equity portion of the pretax results of the clean coal production plants and production based installment sale income from majority investors.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance and reinsurance companies. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2014.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a significant portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the British Pound Sterling and Indian Rupee versus the U.S. Dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of compensation and operating expenses. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes. In 2014, other net revenues also includes a gain of $1.9 million related to a AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations, headquartered in Australia. This contract was designed to hedge a portion of the AU$ denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In 2013, other net revenues also includes a gain of $2.6 million related to three foreign currency derivative investment contracts that we executed in September 2013 in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. The derivative investment contracts were exercised on October 31, 2013 and the Giles transaction closed in early November 2013.

Premium Financing - Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $232.6 million and $2.3 million at December 31, 2014 and 2013, respectively.

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

Useful Life
Computer equipment	Three to five years
Furniture and fixtures	Three to ten years
Office equipment	Three to ten years
Software	Three to five years
Refined fuel plants	Ten years
Leasehold improvements	Shorter of the lease term or useful life of the asset

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2014, 2013 and 2012, we wrote off $1.8 million, $2.2 million and $3.5 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2014 and 2013, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2014 and 2013 under our debt agreements. See Note 12 to our consolidated financial statements for the fair values related to investments at December 31, 2014 and 2013 under our defined benefit pension plan.

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

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2014, 0.3 million shares of our common stock are reserved for future issuance under the ESPP.

Defined Benefit Pension and Other Postretirement Plans - We recognize in our consolidated balance sheet, an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Note 12 to our consolidated financial statements for additional information required to be disclosed related to our defined benefit postretirement plans.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013 11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides explicit guidance on the presentation of certain unrecognized tax benefits in the financial statements that did not previously exist. The guidance provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This new guidance was effective in first quarter 2014. We adopted the new guidance effective January 1, 2014. The impact of the new guidance upon adoption was not material to our 2014 consolidated financial statements.

3.	Business Combinations

During 2014, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Benefit Development Group, Inc. February 1, 2014	46		$2.0	$0.7	$—	$0.1	$0.6	$3.4	$2.0
Kent, Kent & Tingle February 1, 2014	229		9.1	3.5	—	1.4	3.5	17.5	7.8
L&R Benefits, LLC March 1, 2014	115		5.3	1.8	—	0.1	1.0	8.2	6.0
Spataro Insurance Agency, Inc. March 1, 2014	47		2.0	—	—	0.2	0.4	2.6	0.6
Tudor Risk Services, LLC March 1, 2014	—		—	2.1	—	0.2	0.1	2.4	1.3
American Wholesalers Underwriting Ltd April 1, 2014	133		6.0	5.7	—	0.5	—	12.2	—
Mike Henry Insurance Brokers Limited April 1, 2014	—		—	9.6	—	1.7	4.2	15.5	5.0
Oval Group of Companies (OGC) April 1, 2014	—		—	338.4	—	11.8	—	350.2	—
Heritage Insurance Management Limited (HIM) May 1, 2014	—		—	33.9	—	3.8	—	37.7	—
MGA Insurance Group (MGA) May 1, 2014	547		25.1	26.8	—	2.5	11.9	66.3	20.0
Shilling Limited May 1, 2014	198		8.9	1.7	—	1.2	1.0	12.8	8.4
Sunderland Insurance Services, Inc. May 1, 2014	204		9.2	2.4	—	0.6	—	12.2	—
Plus Companies, Inc. June 1, 2014	221		9.3	3.4	—	0.8	—	13.5	—
Tri-State General Insurance Agency, Inc. June 1, 2014	47		2.2	0.6	—	0.1	—	2.9	—
Crombie/OAMPS (CO) June 16, 2014	—		—	993.1	—	—	—	993.1	—
Foundation Strategies, Inc. July 1, 2014	46		2.0	0.7	—	0.1	0.4	3.2	3.0
Insurance Point, LLC July 1, 2014	255		11.2	3.9	—	0.5	2.6	18.2	24.4

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Trip Mate, Inc. July 1, 2014	209		$8.4	$3.9	$—	$1.0	$3.7	$17.0	$12.5
Noraxis Capital Corporation (NCC) July 2, 2014	—		—	413.3	—	1.9	—	415.2	—
Cowles & Connell August 1, 2014	331		14.8	4.2	—	0.8	—	19.8	—
Denman Consulting Services August 1, 2014	40		1.7	0.6	—	0.1	0.3	2.7	1.6
Minvielle & Chastanet Insurance Brokers August 8, 2014	—		—	5.0	—	—	3.0	8.0	5.0
Baker Tilly Financial Management Limited August 29, 2014	185		8.7	2.3	—	0.7	4.7	16.4	5.4
Benfield Group September 1, 2014	82		3.8	1.1	—	0.1	0.9	5.9	3.5
Everett James, Inc. September 1, 2014	52		2.4	0.7	—	0.1	0.8	4.0	4.0
Hagedorn & Company September 1, 2014	281		11.5	—	—	1.3	—	12.8	—
Parmia Pty Ltd. September 1, 2014	—		—	1.7	—	—	1.2	2.9	1.2
Bennett and Shade Company October 1, 2014	35		1.5	0.5	—	0.2	—	2.2	—
Insurance Associates, Inc. October 1, 2014	169		7.2	—	—	0.8	1.1	9.1	3.0
Forker Company October 31, 2014	24		1.1	0.3	—	0.1	1.6	3.1	2.2
Discovery Benefit Solutions, Inc. November 1, 2014	115		5.4	—	—	0.1	1.4	6.9	4.5
Miller-Harrison Insurance Services November 1, 2014	38		1.8	—	—	—	0.6	2.4	1.0
SGB-NIA Insurance Brokers (SGB) November 1, 2014	449		18.7	7.2	—	2.9	4.2	33.0	5.2
Titan Group LLC November 1, 2014	49		2.4	—	—	0.1	0.4	2.9	2.0
Instrat Insurance Brokers December 1, 2014	—		—	16.2	—	—	9.5	25.7	9.5
O’Gorman & Young Incorporated (OGY) December 1, 2014	554		23.8	—	—	2.7	6.4	32.9	12.5

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Independent Benefit Services, Inc. (IBS) December 1, 2014	395		$17.8	$6.2	$—	$0.8	$1.3	$26.1	$14.3
Affinity Marketing Group December 1, 2014	72		3.1	—	—	0.3	2.2	5.6	5.2
Blue Holdings Group of Companies December 5, 2014	227		10.9	4.5	—	1.7	1.2	18.3	6.6
Twenty-one other acquisitions completed in 2014	344		14.8	18.5	—	1.1	10.3	44.7	21.1

	5,739		$252.1	$1,914.5	$—	$42.4	$80.5	$2,289.5	$198.8

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

On June 16, 2014, we closed on an agreement to acquire the Wesfarmers Insurance Brokerage operations (which we refer to as Crombie/OAMPS). The Crombie/OAMPS transaction, includes the OAMPS businesses in Australia and the U.K., Crombie in New Zealand and the associated premium funding operations. Under the agreement, we agreed to purchase all of the outstanding shares of these three operating companies for net cash consideration of approximately $952.0 million, plus an additional $35.3 million on October 14, 2014 related to a true-up of the excess of net current assets based on the final acquisition date balance sheet over the target amount as set forth in the acquisition agreement. The Crombie/OAMPS operations have approximately 1,700 employees operating out of more than 50 offices across Australia, New Zealand and the U.K.

On July 2, 2014, we closed on an agreement to acquire Noraxis Capital Corporation (which we refer to as Noraxis), paying cash consideration of approximately $415.0 million for approximately 89% of the equity of Noraxis. The remaining equity is held by various management employees of Noraxis. Noraxis has more than 650 employees in offices across Alberta, Manitoba, New Brunswick, Nova Scotia and Ontario.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 4.0% to 12.0% for our 2014 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.5% for our 2014 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2014, 2013 and 2012, we recognized $14.5 million, $11.9 million and $9.3 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2014, 2013 and 2012 we recognized $3.0 million of expense, $10.2 million and $5.9 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 67, 79 and 46 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2011 and subsequent years was $549.8 million as of December 31, 2014, of which $205.3 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2010 and subsequent years was $462.3 million as of December 31, 2013, of which $162.7 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2014 (in millions):

	OGC	HIM	MGA	CO	NCC	SGB	OGY	IBS	Fifty-Two Other Acquisitions	Total
Cash	$23.1	$2.9	$0.2	$26.6	$10.1	$—	$—	$—	$5.8	$68.7
Other current assets	129.6	4.9	8.9	695.5	73.0	0.7	2.8	0.5	59.2	975.1
Fixed assets	2.1	0.3	0.8	17.1	4.9	0.1	0.2	—	4.3	29.8
Noncurrent assets	—	—	—	7.0	3.5	0.1	—	—	4.9	15.5
Goodwill	245.7	14.8	27.0	619.6	314.9	14.9	25.8	12.7	172.9	1,448.3
Expiration lists	129.9	20.3	33.2	325.3	178.6	17.8	18.7	13.1	159.0	895.9
Non-compete agreements	1.0	1.3	0.3	4.2	2.6	0.1	0.3	0.2	1.9	11.9
Trade names	0.6	—	—	4.2	2.2	—	—	—	2.4	9.4

Total assets acquired	532.0	44.5	70.4	1,699.5	589.8	33.7	47.8	26.5	410.4	3,454.6

Current liabilities	129.5	6.8	4.1	490.0	72.5	0.7	4.1	0.4	63.0	771.1
Noncurrent liabilities	52.3	—	—	216.4	102.1	—	10.8	—	12.4	394.0

Total liabilities assumed	181.8	6.8	4.1	706.4	174.6	0.7	14.9	0.4	75.4	1,165.1

Total net assets acquired	$350.2	$37.7	$66.3	$993.1	$415.2	$33.0	$32.9	$26.1	$335.0	$2,289.5

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $1,448.3 million, $895.9 million, $11.9 million and $9.4 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 5.0% to 11.5% for our 2014 acquisitions, respectively, for which a valuation was performed. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10.5% to 15.0% for our 2014 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $895.9 million of expiration lists, $11.9 million of non-compete agreements and $9.4 million of trade names related to the 2014 acquisitions, $679.3 million, $9.9 million and $7.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $173.9 million, and a corresponding amount of goodwill, in 2014 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2014 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2013 (in millions, except per share data):

	Year Ended December 31,
	2014	2013
Total revenues	$4,984.2	$3,968.1
Net earnings	316.1	298.4
Basic earnings per share	1.94	1.91
Diluted earnings per share	1.93	1.89

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2013, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2014 totaled approximately $761.2 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2014 related to the 2014 acquisitions in the aggregate were $413.0 million and $37.8 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2014	2013
Premium finance advances and loans	$232.6	$2.3
Accrued supplemental, direct bill and other receivables	156.3	69.0
Refined coal production related receivables	103.5	56.6
Deferred income taxes - current	102.2	84.9
Prepaid expenses	72.1	48.5

Total other current assets	$666.7	$261.3

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the underlying insurance policies will be cancelled within one month of the payment due date, there historically has not been any risk of receiving payment and therefore we do not maintain any significant allowance for losses against this balance.

5.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2014	2013
Office equipment	$23.0	$16.3
Furniture and fixtures	89.6	78.3
Computer equipment	133.9	117.2
Leasehold improvements	102.9	77.9
Software	187.8	147.6
Other	11.5	8.5

	548.7	445.8
Accumulated depreciation	(353.3)	(285.4)

Net fixed assets	$195.4	$160.4

6.	Intangible Assets

The carrying amount of goodwill at December 31, 2014 and 2013 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2014
United States	$1,652.6	$20.2	$—	$1,672.8
United Kingdom	818.7	1.9	—	820.6
Canada	318.5	—	—	318.5
Australia	336.8	—	—	336.8
Other foreign, principally New Zealand	300.9	—	—	300.9

Total goodwill - net	$3,427.5	$22.1	$—	$3,449.6

At December 31, 2013
United States	$1,449.6	$20.2	$—	$1,469.8
United Kingdom	582.8	2.1	—	584.9
Canada	26.8	—	—	26.8
Australia	37.1	—	—	37.1
Other foreign	26.6	—	—	26.6

Total goodwill - net	$2,122.9	$22.3	$—	$2,145.2

The changes in the carrying amount of goodwill for 2014 and 2013 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2013	$1,451.4	$21.3	$—	$1,472.7
Goodwill acquired during the year	664.1	0.9	—	665.0
Goodwill adjustments related to appraisals and other acquisition adjustments	3.3	—	—	3.3
Foreign currency translation adjustments during the year	4.1	0.1	—	4.2

Balance as of December 31, 2013	2,122.9	22.3	—	2,145.2
Goodwill acquired during the year	1,448.3	—	—	1,448.3
Goodwill adjustments related to appraisals and other acquisition adjustments	(8.8)	—	—	(8.8)
Goodwill written-off related to sales of business	(0.6)	—	—	(0.6)
Foreign currency translation adjustments during the year	(134.3)	(0.2)	—	(134.5)

Balance as of December 31, 2014	$3,427.5	$22.1	$—	$3,449.6

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2014	2013
Expiration lists	$2,461.9	$1,563.5
Accumulated amortization – expiration lists	(719.3)	(511.3)

	1,742.6	1,052.2

Non-compete agreements	43.2	37.3
Accumulated amortization – non-compete agreements	(29.5)	(25.9)

	13.7	11.4

Trade names	29.7	22.1
Accumulated amortization – trade names	(10.0)	(6.9)

	19.7	15.2

Net amortizable assets	$1,776.0	$1,078.8

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2015	$214.6
2016	208.5
2017	198.7
2018	187.2
2019	173.6

Total	$982.6

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2014	2013
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.26%, balloon due 2014	$—	$100.0
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	300.0	300.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	—
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	—
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	—
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	—
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	—
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	—
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	—
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	—

Total Note Purchase Agreements	2,125.0	925.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	140.0	530.5

Premium Financing Debt Facility - expires June 15, 2016:
Periodic payments of interest and principal, Interbank rates plus 1.65% for Facility B; plus 0.85% for Facilities C and D
Facility B
AUD denominated tranche	95.0	—
NZD denominated tranche	17.8	—
Facility C and D
AUD denominated tranche	7.7	—
NZD denominated tranche	7.4	—

Total Premium Financing Debt Facility	127.9	—

Total corporate and other debt	$2,392.9	$1,455.5

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

We are a party to a note purchase agreement dated December 20, 2013, with certain accredited investors, pursuant to which we issued and sold $325.0 million in aggregate principle amount of our 4.58% Senior Notes, Series H, due February 27, 2024, $175.0 million in aggregate principle amount of our 4.73% Senior Notes, Series I, due February 27, 2026 and $100.0 million in aggregate principle amount of our 4.98% Senior Notes, Series J, due February 27, 2029. These notes will require semi-annual payments of interest that due in February and August of each year. The funding of this note purchase agreement occurred on February 27, 2014. We incurred approximately $1.4 million of debt acquisition costs that was capitalized and will be amortized on a pro rata basis over the life of the debt.

We are a party to a note purchase agreement dated June 24, 2014, with certain accredited institutional investors, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 2.80% Senior Notes, Series K, due June 24, 2018, $50.0 million in aggregate principal amount of our 3.20% Senior Notes, Series L, due June 24, 2019, $50.0 million in aggregate principal amount of our 3.48% Senior Notes, Series M, due June 24, 2020, $200.0 million in aggregate principal amount of our 4.13% Senior Notes, Series N, due June 24, 2023, $200.0 million in aggregate principal amount of our 4.31% Senior Notes, Series O, due June 24, 2025 and $150.0 million in aggregate principal amount of our 4.36% Senior Notes, Series P, due June 24, 2026. These notes require semi-annual payments of interest that are due in June and December of each year. We incurred approximately $2.6 million of debt acquisition costs that was capitalized and will be amortized on a pro rata basis over the life of the debt.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2014. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial leverage ratios. We were in compliance with these covenants as of December 31, 2014. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods, cross-defaults to other agreements evidencing our indebtedness.

At December 31, 2014, $22.6 million of letters of credit (for which we had $9.7 million of liabilities recorded at December 31, 2014) were outstanding under the Credit Agreement. See Note 14 to our consolidated financial statements for a discussion of the letters of credit. There were $140.0 million of borrowings outstanding under the Credit Agreement at December 31, 2014. Accordingly, at December 31, 2014, $437.4 million remained available for potential borrowings, of which $52.4 million was available for additional letters of credit.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2014. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2014, AU$117.0 million and NZ$23.0 million of borrowings were outstanding under Facility B, AU$9.4 million of borrowings were outstanding under Facility C and NZ$9.6 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2014, AU$33.0 million and NZ$12.0 million remained available for potential borrowing under Facility B, and AU$15.6 million and NZ$5.4 million under Facilities C and D, respectively.

See Note 13 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2014.

The aggregate estimated fair value of the $2,125.0 million in debt under the note purchase agreements at December 31, 2014 was $2,281.0 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on the our current credit rating. The estimated fair value of the $140.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $127.9 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net earnings	$303.4	$268.6	$195.0

Weighted average number of common shares outstanding	152.9	128.9	121.0
Dilutive effect of stock options using the treasury stock method	1.4	1.6	1.5

Weighted average number of common and common equivalent shares outstanding	154.3	130.5	122.5

Basic net earnings per share	$1.98	$2.08	$1.61

Diluted net earnings per share:	$1.97	$2.06	$1.59

Options to purchase 1.6 million, 1.3 million and 1.1 million shares of our common stock were outstanding at December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or the 2011 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP. Shares withheld to satisfy tax withholding requirements upon the vesting of awards other than stock options and stock appreciation rights will also be available for grant under the LTIP. Shares that are subject to a stock appreciation right and were not issued upon the net settlement or net exercise of such stock appreciation right, shares that are used to pay the exercise price of an option, delivered to or withheld by us to pay withholding taxes related to stock options or stock appreciation rights, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million as of December 31, 2014. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC); (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 12, 2014, the compensation committee granted 1,923,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2017, 2018 and 2019, respectively. On March 13, 2013, the compensation committee granted 1,665,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. On March 16, 2012, the compensation committee granted 1,355,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively. The 2014, 2013 and 2012 options expire seven years from the date of grant, or earlier in the event of termination of the employee. For certain of our executive officers age 55 or older, stock options awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

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

During 2014, 2013 and 2012, we recognized $9.5 million, $7.7 million and $7.2 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2014, 2013 and 2012, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	3.0%	3.5%	4.0%
Expected risk-free interest rate	1.8%	1.2%	1.2%
Volatility	28.9%	29.6%	26.9%
Expected life (in years)	5.5	6.0	5.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2014, 2013 and 2012, as determined on the grant date using the Black-Scholes option pricing model, was $9.66, $7.51 and $5.49, respectively.

The following is a summary of our stock option activity and related information for 2014, 2013 and 2012 (in millions, except exercise price and year data):

Year Ended December 31, 2014	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	8.3	$31.35
Granted	1.9	46.86
Exercised	(1.7)	28.80
Forfeited or canceled	(0.1)	28.36

Ending balance	8.4	$35.49	3.96	$97.2

Exercisable at end of year	2.6	$26.91	1.87	$52.8

Ending vested and expected to vest	8.3	$35.38	3.93	$96.6

Year Ended December 31, 2013
Beginning balance	9.0	$28.80
Granted	1.7	39.17
Exercised	(2.3)	27.11
Forfeited or canceled	(0.1)	26.01

Ending balance	8.3	$31.35	3.62	$129.4

Exercisable at end of year	3.8	$27.64	2.15	$72.5

Ending vested and expected to vest	8.2	$31.28	3.59	$128.3

Year Ended December 31, 2012
Beginning balance	10.6	$27.20
Granted	1.4	35.71
Exercised	(2.8)	26.14
Forfeited or canceled	(0.2)	29.46

Ending balance	9.0	$28.80	3.41	$53.9

Exercisable at end of year	5.1	$27.50	2.52	$36.3

Ending vested and expected to vest	8.9	$28.76	3.39	$53.8

Options with respect to 9.3 million shares (less any shares of restricted stock issued under the LTIP—see Note 11 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2014.

The total intrinsic value of options exercised during 2014, 2013 and 2012 amounted to $30.5 million, $32.0 million and $26.0 million, respectively. At December 31, 2014, we had approximately $28.8 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2014 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.28 - $ 27.25	2.3	1.59	$25.78	1.9	$25.76
27.35 - 35.71	2.5	3.59	33.18	0.7	29.83
35.95 - 46.16	1.7	5.20	39.19	—	—
46.87 - 46.87	1.9	6.19	46.87	—	—

$21.28 - $ 46.87	8.4	3.96	$35.49	2.6	$26.91

10.	Deferred Compensation

We have a Deferred Equity Participation Plan, (which we refer to as the Age 62 Plan), which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the Age 62 plan, we typically contribute cash in an amount approved by the compensation committee to a rabbi trust on behalf of the executives participating in the Age 62 plan, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. Distributions under the Age 62 plan may not normally be made until the participant reaches age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. All contributions to the plan deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

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

In the first quarter of each of 2014, 2013 and 2012, the compensation committee approved $9.2 million, $8.0 million and $7.3 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in the second quarter of 2013 and the first quarters of 2014 and 2012. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2014, 2013 and 2012 awards. In the second quarter of 2013, we instructed the trustee for the Age 62 Plan to liquidate all investments held under the Age 62 Plan, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the Age 62 Plan sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013. During 2014, 2013 and 2012, we charged $7.4 million, $7.2 million and $5.4 million, respectively, to compensation expense related to these awards.

At December 31, 2014 and 2013, we recorded $28.2 million (related to 1.9 million shares) and $26.3 million (related to 2.1 million shares), respectively, of unearned deferred compensation as an reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2014 and 2013 was $89.1 million and $96.4 million, respectively. During 2014, 2013 and 2012, cash and equity awards with an aggregate fair value of $18.8 million, $1.4 million and $0.7 million, respectively, were vested and distributed to employees under the Age 62 plan.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for distributions no sooner than five years from the date of awards, with full vesting after thirteen months from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2014 and 2013, the compensation committee approved $2.9 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2014 and second quarter 2013. During 2014 we charged $2.8 million to compensation expense related to these awards. During 2014, cash and equity awards with an aggregate fair value of $0.1 million were vested and distributed to executives under the DCPP.

11.	Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 9 to our consolidated financial statements, on May 13, 2014, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2011 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason. The compensation committee may grant unrestricted shares of common stock or units representing the right to receive shares of common stock to employees who have attained age 62.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At December 31, 2014, 2.0 million shares were available for grant under the LTIP for such awards.

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

In 2014, 2013 and 2012, we granted 342,850, 369,975 and 361,400 units, respectively, of our common stock to employees under the LTIP, with an aggregate fair value of $16.0 million, $14.6 million and $12.9 million, respectively, at the date of grant.

The 2014, 2013 and 2012 restricted stock awards (consisting of restricted stock or restricted stock units) vest as follows: 323,550 shares granted in first quarter 2014, 345,000 shares granted in first quarter 2013 and 332,000 shares granted in first quarter 2012, vest in full based on continued employment through March 12, 2018, March 13, 2017 and March 16, 2016, respectively, while the other 2014, 2013 and 2012 restricted stock awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. In the third quarter of 2014, we granted 33,741 restricted stock units to employees with an aggregate fair value of $1.5 million at the date of grant. These grants vest at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively from the date of grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2014, 2013 and 2012 restricted stock awards are as follows (in actual shares):

	Shares Granted
Vesting Period	2014	2013	2012
One year	19,250	19,375	20,000
Three years	33,741	—	—
Four years	323,550	345,000	332,000
Five years	—	5,600	9,400

Total shares granted	376,541	369,975	361,400

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2014, 2013 and 2012, we charged $12.7 million, $9.8 million and $7.1 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2014. The total intrinsic value of unvested restricted stock at December 31, 2014 and 2013 was $57.3 million and $49.5 million, respectively. During 2014 and 2013, equity awards (including accrued dividends) with an aggregate fair value of $10.0 million and $8.4 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 12, 2014, pursuant to the LTIP, the compensation committee approved 48,800 provisional performance share unit awards, with an aggregate fair value of $2.3 million, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2017. For certain of our executive officers age 55 or older, awards granted in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. During 2014, we charged $0.5 million to compensation expense related to performance share unit awards granted in 2014. The total intrinsic value of unvested restricted stock at December 31, 2014 was $2.3 million.

Cash Awards

On March 12, 2014, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2014 provisional award will fully vest based on continuous employment through January 1, 2017. For certain of our executive officers age 55 or older, awards granted under the Program in 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2016, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2017. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2014 related to the 2014 provisional award under the Program. Based on company performance for 2013, we expect to grant 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017.

On March 13, 2013, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2013 provisional award were similar to the terms of the 2014 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in the first quarter of 2014 that will fully vest on January 1, 2016. During 2014, we charged $5.9 million to compensation expense related to these awards.

On March 16, 2012, pursuant to the Program, the compensation committee approved the provisional cash awards of $13.1 million in the aggregate for future grants to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2012 provisional award were similar to the terms discussed above for the 2013 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in the first quarter of 2013 that will fully vest on January 1, 2015. During 2014 and 2013, we charged $8.4 million and $7.6 million, respectively, to compensation expense related to these awards.

On March 8, 2011, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (464,000 units in the aggregate), each of which is equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2011 provisional award were similar to the terms discussed above for the 2012 provisional award. Based on our performance for 2011, we granted 432,000 units under the Program in the first quarter of 2012 that fully vested on January 1, 2014. During 2013 and 2012, we charged $10.1 million and $7.5 million, respectively, to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2011 awards. During 2014, cash awards related to the 2011 provisional award with an aggregate fair value of $17.6 million (411,000 units in the aggregate) were vested and distributed to employees under the Program.

During 2012, cash awards related to the 2009 provisional award with an aggregate fair value of $26.5 million (1.1 million units in the aggregate) were vested and distributed to employees under the Program.

12.	Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2014 and 2013. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2014	2013
Change in pension benefit obligation:
Benefit obligation at beginning of year	$272.5	$292.0
Service cost	0.7	0.6
Interest cost	12.7	11.7
Net actuarial loss (gain)	56.8	(22.4)
Partial plan settlement loss	(16.7)	—
Benefits paid	(54.0)	(9.4)

Benefit obligation at end of year	$272.0	$272.5

Change in plan assets:
Fair value of plan assets at beginning of year	$254.9	$227.4
Actual return on plan assets	16.3	30.6
Contributions by the company	—	6.3
Benefits paid	(54.0)	(9.4)

Fair value of plan assets at end of year	$217.2	$254.9

Funded status of the plan (underfunded)	$(54.8)	$(17.6)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(54.8)	$(17.6)
Accumulated other comprehensive loss - net actuarial loss	75.2	47.0

Net amount included in retained earnings	$20.4	$29.4

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Net periodic pension cost (earnings):
Service cost	$0.7	$0.6	$0.4
Interest cost on benefit obligation	12.7	11.7	11.8
Expected return on plan assets	(18.7)	(17.0)	(15.2)
Amortization of net loss	2.3	7.9	7.2
Settlement	12.0	—	—

Net periodic benefit cost (earnings)	9.0	3.2	4.2

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss (gain) incurred	42.5	(36.0)	10.6
Settlement recognition	(12.0)	—	—
Amortization of net loss	(2.3)	(7.9)	(7.2)

Total recognized in other comprehensive loss (earnings)	28.2	(43.9)	3.4

Total recognized in net periodic pension cost (earnings) and other comprehensive loss (earnings)	$37.2	$(40.7)	$7.6

Estimated amortization for the following year:
Amortization of net loss	$6.0	$2.4	$7.7

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2014	2013
Discount rate	4.00%	4.75%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2015	$10.8
2016	11.3
2017	11.8
2018	12.3
2019	12.9
Years 2020 to 2024	73.3

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2014	2013
Equity securities	65.0%	69.0%
Debt securities	26.0%	24.0%
Real estate	9.0%	7.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2014 and 2013. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2014	2013
Level 1	$—	$—
Level 2	116.1	158.8
Level 3	101.1	96.1

Total fair value	$217.2	$254.9

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2014	2013
Fair value at January 1	$96.1	$91.1
Settlements	—	—
Unrealized gains	5.0	5.0

Fair value at December 31	$101.1	$96.1

We were not required under the Internal Revenue Code (which we refer to as IRC) to make any minimum contributions to the plan for each of the 2014, 2013 and 2012 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2014, we did not make discretionary contributions to the plan. During 2013 and 2012, we made discretionary contributions of $6.3 million and $7.2 million, respectively, to the plan.

In August 2014, we decided to pursue a pension de-risking strategy to reduce the size of our long-term U.S. defined benefit pension plan obligations and the volatility of these obligations on our balance sheet. On September 12, 2014, the fiduciaries of the plan began offering certain former employees who were participants in the plan, the option of receiving the value of their pension benefit in a lump sum payment or as an accelerated reduced annuity, in lieu of monthly annuity payments when they retire. The voluntary offer was made to approximately 2,500 terminated, vested participants in the plan whose employment terminated with the company prior to August 1, 2014 and who had not commenced benefit payments as of November 1, 2014. Eligible participants had from September 12, 2014 to November 30, 2014 to accept the offer, and the lump-sum payments were made in November and December of 2014, and the accelerated reduced annuity payments began as of December 1, 2014. The aggregate lump sum payout made in fourth quarter 2014 was $43.3 million. All payouts related to this offer were made using assets from the plan. This lump sum payout project reduced the Plan’s pension benefit obligation by approximately $60.0 million, while improving its pension underfunding by almost $17.0 million as of December 31, 2014. We recorded a non-cash pretax settlement charge of $12.0 million in the fourth quarter of 2014 based on the number of participants accepting the lump sum payment option, the actual return on plan assets and various actuarial assumptions, including discount rate, long-term rate of return on assets, retirement age and mortality at the remeasurement date.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed $38.0 million, $36.8 million and $33.0 million related to the plan in 2014, 2013 and 2012, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $3.7 million, $2.8 million and $2.5 million to a rabbi trust maintained under the plan in 2014, 2013 and 2012, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2014 and 2013, including employee contributions and investment earnings, was $177.5 million and $148.2 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $29.7 million, $18.1 million and $16.0 million in 2014, 2013 and 2012, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2014 and 2013 were $4.1 million and $3.1 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.5 million), ($0.5 million) and ($0.1 million) in 2014, 2013 and 2012, respectively.

13.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2014		December 31,
		Funding	2013
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC and C-Quest Technologies International LLC	—	—	2.0
Clean-coal investments:
Controlling interest in five limited liability companies that own fourteen 2009 Era Clean Coal Plants	17.3	—	18.3
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plants	1.0	—	1.1
Controlling interest in thirteen limited liability companies that own nineteen 2011 Era Clean Coal Plants	54.5	—	59.3
Other investments	3.2	2.9	3.7

Total investments	$82.0	$2.9	$90.4

Chem-Mod LLC - At December 31, 2014, we held a 46.54% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2014, total assets and total liabilities of this VIE included in our consolidated balance sheet were $10.2 million and $1.2 million, respectively. For 2014, total revenues and expenses were $69.1 million and $38.4 million (including non-controlling interest of $35.3 million), respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2014, we held a 31.52% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (together, C-Quest) - At December 31, 2014, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. Prior to August 1, 2013, we had an option to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our remaining option was reduced to 15% and the remaining purchase price was reduced to $7.5 million.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. For 2014, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $260.9 million and $264.3 million, respectively. For 2013, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $128.3 million and $133.5 million, respectively.

•

Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $11.4 million as a component of other net revenues in the accompanying consolidated statement of earnings, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $6.8 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements.

•

On September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five 2011 Era Plants. The purchase price was $4.0 million in cash plus a $10.0 million note with 3% interest due in installments through December 19, 2021. Total revenues and expenses recorded in our consolidated statement of earnings, for 2014 related to the acquisition, were $84.0 million and $93.0 million, respectively. Total revenues and expenses recorded in our consolidated statement of earnings, for 2013 related to the acquisition, were $33.7 million and $36.9 million, respectively.

•

On March 1, 2014, we purchased additional ownership interests from a co-investor in four limited liability companies that own seven 2009 Era Plants and five 2011 Era Plants. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying consolidated statement of earnings, which included the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $15.6 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements. For seven of the 2009 Era Plants, our ownership increased from 49.5% to 100%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidate the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our consolidated statement of earnings, for 2014 related to the acquisition, were $381.6 million and $405.7 million, respectively.

•	As of December 31, 2014:

•	Twenty-six of the plants have long-term production contracts.

•	The remaining eight plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At December 31, 2014, total assets and total liabilities of this VIE were $4.4 million and $1.4 million, respectively. For 2014, total revenues and expenses of this VIE were $33.4 million and $41.0 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2014, we owned a non-controlling, minority interest in four venture capital funds totaling $3.2 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2014, total assets and total liabilities of these VIEs were approximately $60.0 million and $20.0 million, respectively.

14.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2014 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Note purchase agreements	$—	$50.0	$300.0	$100.0	$100.0	$1,575.0	$2,125.0
Credit Agreement	140.0	—	—	—	—	—	140.0
Premium Financing Debt Facility	127.9	—	—	—	—	—	127.9
Interest on debt	100.9	100.4	97.5	77.5	73.2	323.9	773.4

Total debt obligations	368.8	150.4	397.5	177.5	173.2	1,898.9	3,166.3
Operating lease obligations	99.0	81.7	68.7	49.8	38.8	131.3	469.3
Less sublease arrangements	(1.4)	(0.7)	(0.3)	(0.1)	—	—	(2.5)
Outstanding purchase obligations	29.7	5.4	0.9	0.3	—	—	36.3

Total contractual obligations	$496.1	$236.8	$466.8	$227.5	$212.0	$2,030.2	$3,669.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and Premium Debt Facility.

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $122.0 million in 2014, $91.3 million in 2013 and $91.0 million in 2012.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2014. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2014 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2015	2016	2017	2018	2019	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$22.6	$22.6
Financial guarantees	0.8	0.8	0.8	0.8	0.9	16.5	20.6
Funding commitments	—	—	—	—	—	2.9	2.9

Total commitments	$0.8	$0.8	$0.8	$0.8	$0.9	$42.0	$46.1

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

Since January 1, 2002, we have acquired 339 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2011 to 2014 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $549.8 million, of which $205.3 million was recorded in our consolidated balance sheet as of December 31, 2014 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2014 or 2013 that was recourse to us.

At December 31, 2014, we had posted two letters of credit totaling $11.3 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $9.7 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2014, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. At December 31, 2014, we had posted one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2014 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Venture capital funds
Funding commitment to two funds - $1.5 million and $1.4 million expire in 2019 and 2023, respectively Trigger - Agreed conditions met	None	None	$2.9	$—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2019 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us	None	None	11.3	9.7
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2019 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2019 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	5.0	—
Financial guarantee of a mortgage loan to a U.K.-based employee - expires when mortgage balance is reduced to $6.4 million Trigger - Default on mortgage payments	(1)	None	9.1	—
Financial guarantees of loans to 37 Canadian-based employees - expires when loan balances are reduced to zero from 2017 through 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(2)	None	11.5	—

			$46.1	$9.7

(1)	The guarantee has no collateral. The mortgage loan has a lien on real property with an appraised value of approximately $11.0 million.
(2)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

In July 2014, we were named in a lawsuit which asserts that us, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint seeks a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. We and the other defendants dispute the allegations contained in the complaint and intend to defend this matter vigorously. On September 30, 2014, we filed a motion to dismiss the complaint on behalf of all defendants. On February 4, 2015, our motion to dismiss was granted by the court; however, the court also granted Nalco Company 30 days to file an amended complaint. We believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2014 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.4 million and below the upper end of the actuarial range by $6.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2014, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $32.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2014, we had exposure on $117.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2014 consolidated balance sheet related to these indemnification obligations.

15.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. The foreign earnings before income taxes are $2.5 million in 2014 as compared to $43.7 million in 2013. Earnings before income taxes include the impact of intercompany interest expense between domestic and foreign legal entities. Foreign intercompany interest expense was $76.5 million in 2014 compared to $16.6 million in 2013. Domestic intercompany interest income was $76.5 million in 2014 compared to $16.6 million in 2013. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Earnings before income taxes:
Domestic	$264.9	$230.8	$234.7
Foreign, principally Australia, Canada, New Zealand and the U.K.	2.5	43.7	10.6

	$267.4	$274.5	$245.3

Provision (benefit) for income taxes:
Federal:
Current	$38.8	$29.0	$45.4
Deferred	(96.6)	(47.7)	(14.6)

	(57.8)	(18.7)	30.8

State and local:
Current	19.5	10.6	17.3
Deferred	(1.1)	(0.6)	(2.9)

	18.4	10.0	14.4

Foreign:
Current	30.5	28.5	8.7
Deferred	(27.1)	(13.9)	(3.6)

	3.4	14.6	5.1

Total provision (benefit) for income taxes	$(36.0)	$5.9	$50.3

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$93.6	35.0	$96.1	35.0	$85.9	35.0
State income taxes - net of Federal benefit	12.0	4.5	6.5	2.4	9.4	3.8
Foreign taxes	0.8	0.3	(0.8)	(0.3)	0.9	0.4
Alternative energy, foreign and other tax credits	(145.5)	(54.4)	(93.8)	(34.2)	(45.3)	(18.5)
Foreign dividends and other permanent differences	(6.1)	(2.3)	(2.5)	(0.9)	(2.7)	(1.1)
Nondeductible employee compensation	5.4	2.0	—	—	—	—
Changes in unrecognized tax benefits	2.4	0.9	1.5	0.5	0.6	0.2
Change in valuation allowance	—	—	0.5	0.2	0.3	0.1
Other	1.4	0.5	(1.6)	(0.6)	1.2	0.6

Provision (benefit) for income taxes	$(36.0)	(13.5)	$5.9	2.1	$50.3	20.5

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2014	2013
Gross unrecognized tax benefits at January 1	$9.2	$6.7
Increases in tax positions for current year	2.6	2.9
Settlements	—	—
Lapse in statute of limitations	(1.0)	(1.4)
Increases in tax positions for prior years	1.7	2.3
Decreases in tax positions for prior years	—	(1.3)

Gross unrecognized tax benefits at December 31	$12.5	$9.2

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.2 million and $5.9 million at December 31, 2014 and 2013, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2014 and 2013, we had accrued interest and penalties related to unrecognized tax benefits of $0.8 million and $0.6 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2014, we had been examined by the IRS through calendar year 2010. The IRS is currently conducting a routine examination of calendar years 2011 and 2012. A number of foreign, state and local examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$233.4	$147.4
Accrued and unfunded compensation and employee benefits	166.9	136.6
Amortizable intangible assets	66.7	12.5
Compensation expense related to stock options	14.7	14.2
Accrued liabilities	31.0	30.2
Accrued pension liability	24.3	9.2
Investments	10.0	9.0
Net operating loss carryforwards	10.0	11.9
Deferred rent liability	8.5	8.2
Other	4.8	6.8

Total deferred tax assets	570.3	386.0
Valuation allowance for deferred tax assets	(75.5)	(21.3)

Deferred tax assets	494.8	364.7

Deferred tax liabilities:
Nondeductible amortizable intangible assets	338.7	184.0
Investment-related partnerships	26.6	13.2
Depreciable fixed assets	8.8	5.2
Other prepaid items	4.3	4.7
Accrued liabilities	—	2.4

Total deferred tax liabilities	378.4	209.5

Net deferred tax assets	$116.4	$155.2

At December 31, 2014 and 2013, $102.2 million and $84.9 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2014 and 2013, $4.3 million and $5.0 million, respectively, of deferred tax liabilities have been included in other current liabilities and $374.1 million and $204.5 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $108.2 million have an indefinite life, general business tax credits of $124.3 million expire, if not utilized, in 2033 and other tax credits of $0.9 million begin to expire, if not utilized, in 2018. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various state net operating loss carryforwards that may not be utilized in the future.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($279.9 million and $224.2 million at December 31, 2014 and 2013, respectively) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $36.2 million and $35.2 million at December 31, 2014 and 2013, respectively.

16.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2012	$(49.0)	$4.4	$(2.6)	$(47.2)
Net change in period	(3.4)	16.1	1.7	14.4

Balance as of December 31, 2012	(52.4)	20.5	(0.9)	(32.8)
Net change in period	26.8	1.6	1.8	30.2

Balance as of December 31, 2013	(25.6)	22.1	0.9	(2.6)
Net change in period	(18.6)	(238.4)	(1.0)	(258.0)

Balance as of December 31, 2014	$(44.2)	$(216.3)	$(0.1)	$(260.6)

The foreign currency translation in 2014, 2013 and 2012 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K. During 2014, 2013 and 2012, $14.3 million, $7.9 million and $7.2 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2014, 2013 and 2012, $0.6 million, $0.9 million and $0.2 million, respectively, of expense related to the fair value of derivative investments was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2014, 2013 and 2012, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

17.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2014 and 2013 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2014
Total revenues	$915.0	$1,179.3	$1,286.8	$1,245.4
Total expenses	868.7	1,072.2	1,199.1	1,219.1

Earnings before income taxes	$46.3	$107.1	$87.7	$26.3

Net earnings	$49.3	$109.0	$93.6	$51.5

Basic net earnings per share:	$0.37	$0.71	$0.58	$0.32

Diluted net earnings per share:	$0.36	$0.70	$0.58	$0.31

2013
Total revenues	$674.1	$779.5	$835.8	$890.2
Total expenses	631.8	682.1	750.3	840.9

Earnings before income taxes	$42.3	$97.4	$85.5	$49.3

Net earnings	$40.5	$93.5	$74.6	$60.0

Basic net earnings per share:	$0.32	$0.73	$0.57	$0.45

Diluted net earnings per share:	$0.32	$0.73	$0.57	$0.45

18. Segment Information

We have three reportable operating segments: brokerage, risk management and corporate. The brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. The corporate segment manages our clean energy and other investments. This segment also holds all of our corporate debt. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local county statutory rates. Reported operating results by segment would change if different methods were applied. Financial information relating to our segments for 2014, 2013 and 2012 is as follows (in millions):

Year Ended December 31, 2014	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,083.0	$—	$—	$2,083.0
Fees	595.0	663.3	—	1,258.3
Supplemental commissions	104.0	—	—	104.0
Contingent commissions	84.7	—	—	84.7
Investment income	40.3	1.0	—	41.3
Gains on books of business sales and other	7.3	—	—	7.3
Revenue from clean coal activities	—	—	1,029.5	1,029.5
Other - net gain	—	—	18.4	18.4

Total revenues	2,914.3	664.3	1,047.9	4,626.5

Compensation	1,715.7	401.6	50.3	2,167.6
Operating	534.1	173.3	59.8	767.2
Cost of revenues from clean coal activities	—	—	1,058.9	1,058.9
Interest	—	—	89.0	89.0
Depreciation	44.7	20.9	3.8	69.4
Amortization	186.7	2.8	—	189.5
Change in estimated acquisition earnout payables	17.5	—	—	17.5

Total expenses	2,498.7	598.6	1,261.8	4,359.1

Earnings (loss) before income taxes	415.6	65.7	(213.9)	267.4
Provision (benefit) for income taxes	151.8	24.5	(212.3)	(36.0)

Net earnings	$263.8	$41.2	$(1.6)	$303.4

Net foreign exchange gain (loss)	$1.1	$—	$(0.6)	$0.5
Revenues:
United States	$1,891.3	$514.7	$1,048.9	$3,454.9
United Kingdom	697.1	29.3	—	726.4
Australia	128.9	114.2	—	243.1
Canada	81.8	3.2	—	85.0
Other foreign, principally New Zealand	115.2	2.9	(1.0)	117.1

Total revenues	$2,914.3	$664.3	$1,047.9	$4,626.5

At December 31, 2014
Identifiable assets:
United States	$3,584.3	$430.3	$1,032.0	$5,046.6
United Kingdom	2,376.4	74.0	—	2,450.4
Australia	639.2	2.8	—	642.0
Canada	992.2	39.0	—	1,031.2
Other foreign, principally New Zealand	821.3	1.6	16.9	839.8

Total identifiable assets	$8,413.4	$547.7	$1,048.9	$10,010.0

Goodwill - net	$3,427.5	$22.1	$—	$3,449.6
Amortizable intangible assets - net	1,761.2	14.8	—	1,776.0

Year Ended December 31, 2013	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,553.1	$—	$—	$1,553.1
Fees	450.5	609.0	—	1,059.5
Supplemental commissions	77.3	—	—	77.3
Contingent commissions	52.1	—	—	52.1
Investment income	6.1	2.0	—	8.1
Gains on books of business sales and other	5.2	—	—	5.2
Revenue from clean coal activities	—	—	412.5	412.5
Other - net gain	—	—	11.8	11.8

Total revenues	2,144.3	611.0	424.3	3,179.6

Compensation	1,290.4	370.5	24.1	1,685.0
Operating	369.9	146.0	36.5	552.4
Cost of revenues from clean coal activities	—	—	437.3	437.3
Interest	—	—	50.1	50.1
Depreciation	31.1	19.4	2.9	53.4
Amortization	122.7	2.5	—	125.2
Change in estimated acquisition earnout payables	2.6	(0.9)	—	1.7

Total expenses	1,816.7	537.5	550.9	2,905.1

Earnings (loss) before income taxes	327.6	73.5	(126.6)	274.5
Provision (benefit) for income taxes	122.8	27.3	(144.2)	5.9

Net earnings	$204.8	$46.2	$17.6	$268.6

Net foreign exchange gain (loss)	$0.6	$—	$(0.4)	$0.2
Revenues:
United States	$1,644.8	$473.5	$424.3	$2,542.6
United Kingdom	400.5	27.4	—	427.9
Australia	47.1	105.5	—	152.6
Canada	29.5	3.1	—	32.6
Other foreign, principally Bermuda	22.4	1.5	—	23.9

Total revenues	$2,144.3	$611.0	$424.3	$3,179.6

At December 31, 2013
Identifiable assets:
United States	$3,219.6	$419.0	$783.8	$4,422.4
United Kingdom	1,819.5	58.8	—	1,878.3
Australia	214.3	63.6	—	277.9
Canada	107.3	1.5	—	108.8
Other foreign, principally Bermuda	162.0	1.8	9.3	173.1

Total identifiable assets	$5,522.7	$544.7	$793.1	$6,860.5

Goodwill - net	$2,122.9	$22.3	$—	$2,145.2
Amortizable intangible assets - net	1,061.6	17.2	—	1,078.8

Year Ended December 31, 2012	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,302.5	$—	$—	$1,302.5
Fees	403.2	568.5	—	971.7
Supplemental commissions	67.9	—	—	67.9
Contingent commissions	42.9	—	—	42.9
Investment income	7.2	3.2	—	10.4
Gains on books of business sales and other	3.9	—	—	3.9
Revenue from clean coal activities	—	—	119.6	119.6
Other - net gain	—	—	1.4	1.4

Total revenues	1,827.6	571.7	121.0	2,520.3

Compensation	1,131.6	347.0	14.8	1,493.4
Operating	312.7	137.7	32.8	483.2
Cost of revenues from clean coal activities	—	—	111.6	111.6
Interest	—	—	43.0	43.0
Depreciation	24.7	16.0	0.7	41.4
Amortization	96.2	2.8	—	99.0
Change in estimated acquisition earnout payables	3.6	(0.2)	—	3.4

Total expenses	1,568.8	503.3	202.9	2,275.0

Earnings (loss) before income taxes	258.8	68.4	(81.9)	245.3
Provision (benefit) for income taxes	103.0	25.9	(78.6)	50.3

Net earnings (loss)	$155.8	$42.5	$(3.3)	$195.0

Net foreign exchange loss	$(1.6)	$(0.1)	$(0.2)	$(1.9)
Revenues:
United States	$1,431.6	$453.5	$121.0	$2,006.1
United Kingdom	317.8	28.2	—	346.0
Australia	35.1	86.3	—	121.4
Canada	28.9	3.2	—	32.1
Other foreign, principally Bermuda	14.2	0.5	—	14.7

Total revenues	$1,827.6	$571.7	$121.0	$2,520.3

At December 31, 2012
Identifiable assets:
United States	$2,637.1	$390.9	$647.9	$3,675.9
United Kingdom	1,117.6	52.4	—	1,170.0
Australia	208.4	52.1	—	260.5
Canada	100.7	1.7	—	102.4
Other foreign, principally Bermuda	133.0	1.5	9.0	143.5

Total identifiable assets	$4,196.8	$498.6	$656.9	$5,352.3

Goodwill - net	$1,451.4	$21.3	$—	$1,472.7
Amortizable intangible assets - net	791.6	18.0	—	809.6

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 12, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 12, 2015

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded twenty-four of the sixty entities acquired in 2014, which are included in our 2014 consolidated financial statements. Collectively, these acquired entities constituted approximately 9.1% of total assets as of December 31, 2014 and approximately 7.4% of total revenues and approximately 2.9% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 12, 2015

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of twenty-four of the sixty entities acquired in 2014, which are included in the 2014 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 9.1% of total assets as of December 31, 2014 and approximately 7.4% of total revenues and approximately 2.9% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Arthur J. Gallagher & Co. and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 12, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2014, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2014. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2015 Proxy Statement will include the information required by this item under the headings “Board of Directors,” “Security Ownership by Certain Beneficial Owners and Management—Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2015 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2015 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2015 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2015 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2014.

(b)	Consolidated Balance Sheet as of December 31, 2014 and 2013.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2014.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2014.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2015.

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 16, 2015.

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2013, by and among Arthur J. Gallagher & Co., Bollinger Holdings, Inc., Bollinger, Inc., JPGAC, LLC, Evercore Capital Partners II L.P., Evercore Partners Inc. and Management Group, LLC (incorporated by reference to the same exhibit number to the post-effective amendment No. 2 to our Form S-4 Registration Statement dated September 6, 2013, File No. 333-188651).

2.2	Share Purchase Agreement, dated September 4, 2013, between Gallagher, Giles and the Seller (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated September 6, 2013, File No. 1 09761).

2.3	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders (incorporated by reference to Exhibit 2.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

2.4	Share Sale Agreement, amended and restated as of June 15, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated June 16, 2014, File No. 1 09761).

2.5	Share Purchase Agreement, dated as of May 19, 2014, by and among Arthur J. Gallagher & Co., Roins Financial Services Limited and Noraxis Capital Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 19, 2014, File No. 1-09761).

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

4.1	Multicurrency Credit Agreement, dated as of September 19, 2013, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents and U.S. Bank National Association, as documentation agent (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated September 19, 2013, File No. 1-09761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-09761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-09761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.45.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-09761).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February, 2015.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of February, 2015 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/s/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/s/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/s/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
William L. Bax

* D. JOHN COLDMAN	Director
D. John Coldman

* FRANK E. ENGLISH, JR.	Director
Frank E. English, Jr.

*ELBERT O. HAND	Director
Elbert O. Hand

*DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. MC CURDY	Director
Kay W. Mc Curdy

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/s/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2014
Allowance for doubtful accounts	$6.7	$2.7	$1.3	(1)	$10.7
Allowance for estimated policy cancellations	4.2	(0.2)	2.8	(2)	6.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	544.1	189.5	25.2	(3)	758.8

Year ended December 31, 2013
Allowance for doubtful accounts	$6.6	$2.7	$(2.6	)(1)	$6.7
Allowance for estimated policy cancellations	4.0	(0.2)	0.4	(2)	4.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	419.3	125.2	(0.4	)(3)	544.1

Year ended December 31, 2012
Allowance for doubtful accounts	$4.8	$1.0	$0.8	(1)	$6.6
Allowance for estimated policy cancellations	5.2	(1.6)	0.4	(2)	4.0
Accumulated amortization of expiration lists, noncompete agreements and trade names	321.3	99.0	(1.0	)(3)	419.3

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Exhibit Index

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2015.

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of January 16, 2015.

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.