Form 10-Q
period 2015-06-30
GALLAGHER ARTHUR J & CO
filed 2015-07-31
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2015 was approximately 174,545,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2015	2014	2015	2014
Commissions	$634.3	$539.5	$1,154.0	$951.0
Fees	367.3	317.4	690.5	574.6
Supplemental commissions	34.8	27.9	61.7	53.3
Contingent commissions	22.8	21.8	67.3	54.0
Investment income	12.3	3.4	25.4	4.7
Gains on books of business sales	3.5	0.7	4.4	1.7
Revenues from clean coal activities	297.0	262.8	600.9	429.2
Other net (losses) revenues	(0.6)	5.8	(1.5)	25.8

Total revenues	1,371.4	1,179.3	2,602.7	2,094.3

Compensation	615.1	530.0	1,190.3	996.3
Operating	207.1	179.2	410.6	328.0
Cost of revenues from clean coal activities	306.8	270.5	616.1	441.5
Interest	26.0	21.2	51.6	37.4
Depreciation	22.8	16.6	44.3	31.4
Amortization	59.5	42.9	114.2	81.0
Change in estimated acquisition earnout payables	5.6	7.0	16.2	12.1

Total expenses	1,242.9	1,067.4	2,443.3	1,927.7

Earnings before income taxes	128.5	111.9	159.4	166.6
Benefit for income taxes	(19.1)	(1.8)	(20.6)	(4.9)

Net earnings	147.6	113.7	180.0	171.5
Net earnings attributable to noncontrolling interests	8.3	4.7	18.8	13.2

Net earnings attributable to controlling interests	$139.3	$109.0	$161.2	$158.3

Basic net earnings per share	$0.82	$0.71	$0.96	$1.10
Diluted net earnings per share	0.81	0.70	0.95	1.09
Dividends declared per common share	0.37	0.36	0.74	0.72

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2015	2014	2015	2014
Net earnings	$147.6	$113.7	$180.0	$171.5
Change in pension liability, net of taxes	—	0.7	0.7	0.9
Foreign currency translation	49.6	45.7	(85.2)	54.5
Change in fair value of derivative investments, net of taxes	6.4	0.9	6.4	1.4

Comprehensive earnings	203.6	161.0	101.9	228.3
Comprehensive earnings (loss) attributable to noncontrolling interests	(1.4)	(1.5)	(5.4)	(1.3)

Comprehensive earnings attributable to controlling interests	$205.0	$162.5	$107.3	$229.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
Cash and cash equivalents	$321.7	$314.4
Restricted cash	1,443.8	1,367.6
Premiums and fees receivable	1,764.5	1,462.5
Other current assets	731.4	666.7

Total current assets	4,261.4	3,811.2
Fixed assets - net	198.2	195.4
Deferred income taxes	438.0	392.6
Other noncurrent assets	487.6	385.2
Goodwill - net	3,569.4	3,449.6
Amortizable intangible assets - net	1,761.5	1,776.0

Total assets	$10,716.1	$10,010.0

Premiums payable to insurance and reinsurance companies	$2,901.1	$2,623.3
Accrued compensation and other accrued liabilities	633.1	623.7
Unearned fees	63.8	66.1
Other current liabilities	60.8	61.7
Premium financing debt	91.6	127.9
Corporate related borrowings - current	155.0	140.0

Total current liabilities	3,905.4	3,642.7
Corporate related borrowings - noncurrent	2,125.0	2,125.0
Other noncurrent liabilities	974.2	937.2

Total liabilities	7,004.6	6,704.9

Stockholders’ equity:
Common stock - issued and outstanding 174.5 shares in 2015 and 164.6 shares in 2014	174.5	164.6
Capital in excess of par value	3,091.9	2,649.4
Retained earnings	710.8	676.0
Accumulated other comprehensive loss	(338.7)	(260.6)

Stockholders’ equity attributable to controlling interests	3,638.5	3,229.4
Stockholders’ equity attributable to noncontrolling interests	73.0	75.7

Total stockholders’ equity	3,711.5	3,305.1

Total liabilities and stockholders’ equity	$10,716.1	$10,010.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$161.2	$158.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(3.4)	(24.9)
Depreciation and amortization	158.5	112.4
Change in estimated acquisition earnout payables	16.2	12.1
Amortization of deferred compensation and restricted stock	11.3	11.2
Stock-based and other noncash compensation expense	5.1	5.1
Effect of changes in foreign exchange rates	0.2	(0.4)
Net change in restricted cash	(81.8)	244.5
Net change in premiums receivable	(258.6)	(150.0)
Net change in premiums payable	324.5	44.7
Net change in other current assets	(36.5)	(57.3)
Net change in accrued compensation and other accrued liabilities	10.4	53.3
Net change in fees receivable/unearned fees	(34.9)	(20.2)
Net change in income taxes payable	(26.5)	0.7
Net change in deferred income taxes	(54.4)	(46.4)
Net change in other noncurrent assets and liabilities	(50.5)	(154.1)
Unrealized foreign currency remeasurement (loss) gain	(59.1)	33.8

Net cash provided by operating activities	81.7	222.8

Cash flows from investing activities:
Net additions to fixed assets	(42.7)	(42.1)
Cash paid for acquisitions, net of cash acquired	(63.5)	(1,402.0)
Net proceeds from sales of operations/books of business	4.4	2.7
Net funding of investment transactions	(7.3)	(20.0)

Net cash used by investing activities	(109.1)	(1,461.4)

Cash flows from financing activities:
Proceeds from issuance of common stock	188.2	948.0
Tax impact from issuance of common stock	8.8	7.7
Payments for noncontrolling interests	(19.9)	(16.0)
Dividends paid	(125.3)	(106.1)
Net borrowings on premium financing debt facility	(29.6)	139.0
Borrowings on line of credit facility	263.0	870.4
Repayments on line of credit facility	(248.0)	(1,247.9)
Net borrowings of corporate related long-term debt	—	1,300.0

Net cash provided by financing activities	37.2	1,895.1

Effect of changes in foreign exchange rates on cash and cash equivalents	(2.5)	18.9

Net increase in cash and cash equivalents	7.3	675.4
Cash and cash equivalents at beginning of period	314.4	298.1

Cash and cash equivalents at end of period	$321.7	$973.5

Supplemental disclosures of cash flow information:
Interest paid	$52.1	$27.8
Income taxes paid	48.4	33.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Earnings	Noncontrolling
	Shares	Amount	Par Value	Earnings	(Loss)	Interests	Total
Balance at December 31, 2014	164.6	$164.6	$2,649.4	$676.0	$(260.6)	$75.7	$3,305.1
Net earnings	—	—	—	161.2	—	18.8	180.0
Change in pension liability, net of taxes of $0.5 million	—	—	—	—	0.7	—	0.7
Foreign currency translation	—	—	—	—	(85.2)	(24.2)	(109.4)
Change in fair value of derivative instruments, net of taxes of $4.3 million	—	—	—	—	6.4	—	6.4
Compensation expense related to stock option plan grants	—	—	5.1	—	—	—	5.1
Tax impact from issuance of common stock	—	—	8.8	—	—	—	8.8
Common stock issued in:
Thirty-four purchase transactions	5.3	5.3	250.0	—	—	—	255.3
Stock option plans	1.2	1.2	32.2	—	—	—	33.4
Employee stock purchase plan	0.1	0.1	5.5	—	—	—	5.6
Deferred compensation and restricted stock	0.2	0.2	(5.2)	—	—	—	(5.0)
Other compensation expense	—	—	—	—	—	2.7	2.7
Stock issuance under dribble-out program	3.1	3.1	146.1	—	—	—	149.2
Cash dividends declared on common stock	—	—	—	(126.4)	—	—	(126.4)

Balance at June 30, 2015	174.5	$174.5	$3,091.9	$710.8	$(338.7)	$73.0	$3,711.5

See notes to consolidated financial statements.

Notes to June 30, 2015 Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our premium financing operations and our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 31 countries and offer client-service capabilities in more than 140 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2014 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In the preparation of our unaudited consolidated financial statements as of June 30, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

Reclassification - In first quarter 2015, we transferred management of a claims handling operation from the brokerage segment to the risk management segment. Total revenues related to this operation were $4.9 million and $4.7 million in second quarters 2015 and 2014, respectively, and $9.8 million and $8.9 million in the six-month periods ended June 30, 2015 and 2014, respectively. We made the applicable segment reclassifications to the prior-period amounts to conform to the current period presentation. The changes in the segment structure affect only the manner in which the results for the reportable segments were previously reported. These reclassifications did not impact our previously reported consolidated net earnings or financial position.

Correction of Immaterial Error - Effective January 1, 2015, we obtained control over a previously uncontrolled partially-owned subsidiary and beginning January 1, 2015 we began consolidating its financial results, which were previously accounted for using the equity method of accounting. In conjunction with this change, effective January 1, 2015, we also changed our consolidated statement of earnings and consolidated balance sheet to separately present the noncontrolling interests portions for other partially owned subsidiaries that we had been consolidating. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (ASC 250), we evaluated the materiality of these changes from quantitative and qualitative perspectives and concluded that the change in presentation was not material to any of our prior period financial statements and in particular, these changes had no impact on net earnings per share. We revised our consolidated statement of earnings for the three-month and six-month periods ended June 30, 2014 and the consolidated balance sheet as of December 31, 2014 to conform to the current period presentation. In prior reporting periods, we included such amounts in operating expenses and other non-current liabilities, respectively. Net earnings and total stockholders’ equity in prior reporting periods are now referred to as net earnings attributable to controlling interests and stockholders’ equity attributable to controlling interests, respectively, in the current period presentation. As stated above, this change in presentation had no impact on net earnings per share.

The effect of the immaterial changes to the presentation of our consolidated statement of earnings for the three-month and six-month periods ended June 30, 2014 is summarized below:

	Three-month period ended June 30,		Six-month period ended June 30,
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating expense	$184.0	$179.2	$341.2	$328.0

Earnings before income taxes	$107.1	$111.9	$153.4	$166.6
Provision for income taxes	(1.9)	(1.8)	(4.9)	(4.9)

Net earnings	$109.0	113.7	$158.3	171.5

Net earnings attributable to noncontrolling interests		4.7		13.2

Net earnings attributable to controlling interests		$109.0		$158.3

Basic net earnings per share	$0.71	$0.71	$1.10	$1.10

Diluted net earnings per share	$0.70	$0.70	$1.09	$1.09

2. Effect of New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the FASB) issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. This new guidance was originally effective for the first quarter of 2017 and early adoption is not permitted. With the one year deferral date, this new guidance is now effective for the first quarter of 2018, but it can be adopted earlier in first quarter of 2017. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017/2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. Management is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

3. Business Combinations

During the six-month period ended June 30, 2015, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
e3 Financial, Inc. (EFI) January 1, 2015	2	$—	$9.1	$—	$0.1	$0.7	$9.9	$7.0
Aequus Trade Credit LLC January 31, 2015	11	0.3	1.5	—	0.2	1.3	3.3	1.9
Cohen & Lord Insurance Brokers Limited February 1, 2015	77	3.6	2.1	—	—	—	5.7	—
Cohn Financial Group, LLC (CFG) February 1, 2015	407	19.0	—	—	0.3	4.2	23.5	14.0
Excel Insurance Services, Inc. February 1, 2015	52	1.5	7.3	—	1.0	—	9.8	—
Metcom Excess February 1, 2015	49	1.8	2.3	—	0.5	—	4.6	—
NationAir Aviation Insurance (NAI) February 1, 2015	288	12.3	—	—	1.3	—	13.6	—
Evolution Group of Companies February 6, 2015	101	4.7	0.9	0.5	0.4	2.9	9.4	3.1
Burns-Fazzi, Brock & Associates, LLC (BFB) April 1, 2015	709	33.4	—	—	1.0	7.4	41.8	27.0
Madison Risk & Insurance Services, Inc. (MRI) April 1, 2015	232	10.3	3.7	—	1.0	1.4	16.4	4.0
Integrated Healthcare Strategies, LLC (IHS) May 1, 2015	990	41.4	0.5	3.1	6.2	4.5	55.7	20.8
James R. Weir Insurance Agency, Inc. May 1, 2015	56	2.5	—	—	0.3	0.8	3.6	1.1

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
McDowall Associates Human Resources Consultants Ltd. May 1, 2015	34	1.5	0.6	0.6	0.1	0.5	3.3	2.5
Vital Benefits, Inc. May 1, 2015	118	5.6	—	—	0.1	—	5.7	—
Monument, LLC (ML) June 1, 2015	254	10.8	4.0	—	1.7	2.4	18.9	5.0
Solid Benefit Guidance Limited Liability Company (SBG) June 1, 2015	932	44.0	0.3	2.5	1.0	11.6	59.4	32.5
Eight other acquisitions completed in 2015	106	5.0	13.1	0.4	1.0	3.2	22.7	30.4

	4,418	$197.7	$45.4	$7.1	$16.2	$40.9	$307.3	$149.3

On June 15, 2015, we signed a definitive agreement to acquire substantially all the assets of William Gallagher Associates Insurance Brokers, Inc. (which we refer to as WGA) headquartered in Boston, Massachusetts for approximately $150.0 million of consideration in a combination of cash and our common stock. WGA has annualized revenues of approximately $50.0 million. The transaction was subject to customary closing conditions and closed on July 31, 2015. WGA has approximately 200 employees and operations in Boston; Atlanta; New York City; Columbia, Maryland; Hartford, Connecticut and Princeton, New Jersey. Since the closing date of the WGA acquisition was July 31, 2015 (the date of this filing), it is not practical at this time for us to disclose the same type of information for this acquisition in the amount of detail provided in the tables above.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 6.5% to 12.0% for our 2015 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates approximated 8.5% for all of our 2015 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended June 30, 2015 and 2014, we recognized $4.3 million and $3.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2015 and 2014, we recognized $8.5 million and $6.7 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2015 and 2014, we recognized $1.3 million and $3.6 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 24 and 18 acquisitions, respectively. During the six-month periods ended June 30, 2015 and 2014, we recognized $7.7 million and $5.4 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 43 and 35 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $596.6 million as of June 30, 2015, of which $217.4 million was recorded in our consolidated balance sheet as of June 30, 2015, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2015 (in millions):

	EFI	CFG	NAI	BFB	MRI	IHS	ML	SBG	Sixteen Other Acquisitions	Total
Cash	$—	$0.1	$—	$0.1	$0.1	$—	$—	$—	$3.0	$3.3
Other current assets	—	—	4.7	0.3	0.6	8.3	0.2	1.4	18.4	33.9
Fixed assets	—	—	—	—	—	1.1	—	—	5.5	6.6
Noncurrent assets	—	—	—	—	—	—	—	—	0.6	0.6
Goodwill	6.1	11.3	9.8	18.5	6.3	24.8	5.7	30.9	30.0	143.4
Expiration lists	3.7	12.0	5.2	23.0	9.9	24.8	13.0	27.7	31.1	150.4
Non-compete agreements	0.1	0.1	0.2	0.1	0.1	0.1	—	0.1	0.8	1.6

Total assets acquired	9.9	23.5	19.9	42.0	17.0	59.1	18.9	60.1	89.4	339.8

Current liabilities	—	—	4.2	0.2	0.6	3.4	—	0.7	16.3	25.4
Noncurrent liabilities	—	—	2.1	—	—	—	—	—	5.0	7.1

Total liabilities assumed	—	—	6.3	0.2	0.6	3.4	—	0.7	21.3	32.5

Total net assets acquired	$9.9	$23.5	$13.6	$41.8	$16.4	$55.7	$18.9	$59.4	$68.1	$307.3

Among other benefits, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $143.4 million, $150.4 million and $1.6 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 5.0% to 13.0% for our 2014 and 2015 acquisitions for which valuations were performed in 2015. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 11.0% to 13.0% for our 2014 and 2015 acquisitions for which valuations were performed in 2015. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the six-month period ended June 30, 2015, we wrote off $0.5 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the six-month period ended June 30, 2014, we wrote off $0.6 million of amortizable intangible assets related to the brokerage segment.

Of the $150.4 million of expiration lists and $1.6 million of non-compete agreements related to our acquisitions made during the six-month period ended June 30, 2015, $18.2 million and $0.6 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $5.3 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2015 related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2015 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2014 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2015	2014	2015	2014
Total revenues	$1,379.3	$1,209.5	$2,637.6	$2,155.6
Net earnings attributable to noncontrolling interests	139.4	110.7	162.7	162.3
Basic net earnings per share	0.81	0.70	0.95	1.09
Diluted net earnings per share	0.80	0.69	0.95	1.08

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2014, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2015 totaled approximately $123.5 million. For the six-month period ended June 30, 2015, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2015 in the aggregate, were $26.9 million and $2.0 million, respectively.

4. Other Current Assets

Major classes of other current assets consist of the following (in millions):

	June 30, 2015	December 31, 2014
Premium finance advances and loans	$219.8	$232.6
Accrued supplemental, direct bill and other receivables	193.7	156.3
Refined coal production related receivables	130.4	103.5
Deferred income taxes - current	106.7	102.2
Prepaid expenses	80.8	72.1

Total other current assets	$731.4	$666.7

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment and therefore we do not maintain any significant allowance for losses against this balance.

5. Intangible Assets

The carrying amount of goodwill at June 30, 2015 and December 31, 2014 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2015
United States	$1,783.8	$23.5	$—	$1,807.3
United Kingdom	825.0	3.8	—	828.8
Canada	316.3	—	—	316.3
Australia	372.3	—	—	372.3
Other foreign, principally New Zealand	244.4	0.3	—	244.7

Total goodwill - net	$3,541.8	$27.6	$—	$3,569.4

At December 31, 2014
United States	$1,652.6	$20.2	$—	$1,672.8
United Kingdom	818.7	1.9	—	820.6
Canada	318.5	—	—	318.5
Australia	336.8	—	—	336.8
Other foreign, principally New Zealand	300.9	—	—	300.9

Total goodwill - net	$3,427.5	$22.1	$—	$3,449.6

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2015 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2014	$3,427.5	$22.1	$—	$3,449.6
Goodwill acquired during the period	141.3	2.1	—	143.4
Goodwill related to transfer of operations between segments	(3.4)	3.4	—	—
Goodwill adjustments due to appraisals and other acquisition adjustments	32.6	—	—	32.6
Foreign currency translation adjustments during the period	(56.2)	—	—	(56.2)

Balance as of June 30, 2015	$3,541.8	$27.6	$—	$3,569.4

Major classes of amortizable intangible assets at June 30, 2015 and December 31, 2014 consist of the following (in millions):

	June 30, 2015	December 31, 2014
Expiration lists	$2,560.1	$2,461.9
Accumulated amortization - expiration lists	(823.3)	(719.3)

	1,736.8	1,742.6

Non-compete agreements	42.7	43.2
Accumulated amortization - non-compete agreements	(32.5)	(29.5)

	10.2	13.7

Trade names	27.2	29.7
Accumulated amortization - trade names	(12.7)	(10.0)

	14.5	19.7

Net amortizable assets	$1,761.5	$1,776.0

Estimated aggregate amortization expense for each of the next five years is as follows:

2015 (remaining six months)	$114.9
2016	224.2
2017	213.6
2018	199.6
2019	186.3

Total	$938.6

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	June 30,	December 31,
	2015	2014
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	100.0

Total Note Purchase Agreements	2,125.0	2,125.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	155.0	140.0

Premium Financing Debt Facility - expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	61.8	95.0
NZD denominated tranche	8.6	17.8
Facility C and D
AUD denominated tranche	14.3	7.7
NZD denominated tranche	6.9	7.4

Total Premium Financing Debt Facility	91.6	127.9

Total corporate and other debt	$2,371.6	$2,392.9

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2015. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2015. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At June 30, 2015, $22.6 million of letters of credit (for which we had $11.2 million of liabilities recorded at June 30, 2015) were outstanding under the Credit Agreement. There were $155.0 million of borrowings outstanding under the Credit Agreement at June 30, 2015. Accordingly, as of June 30, 2015, $422.4 million remained available for potential borrowings under the Credit Agreement, of which $52.4 million was available for additional letters of credit.

Premium Financing Debt Facility - On May 18, 2015 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. This facility replaced a previous facility which was originally entered into on June 16, 2014.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.05%. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.55%. The annual fee for Facility B is 0.4725% of the undrawn commitments for the two tranches of the facility. The annual fee for Facilities C and D is 0.50% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of June 30, 2015. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At June 30, 2015, AU$80.0 million and NZ$12.5 million of borrowings were outstanding under Facility B, AU$18.5 million of borrowings were outstanding under Facility C and NZ$10.1 million of borrowings were outstanding under Facility D. Accordingly, as of June 30, 2015, AU$70.0 million and NZ$22.5 million remained available for potential borrowing under Facility B, and AU$6.5 million and NZ$4.9 million under Facilities C and D, respectively.

See Note 13 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of June 30, 2015.

The aggregate estimated fair value of the $2,125.0 million in debt under the note purchase agreements at June 30, 2015 was $2,243.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. See Note 1, Fair Value of Financial Instruments, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $155.0 million of borrowings outstanding under our Credit Agreement approximates their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $91.6 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2015	2014	2015	2014
Net earnings attributable to controlling interests	$139.3	$109.0	$161.2	$158.3

Weighted average number of common shares outstanding	170.6	154.3	168.1	144.2
Dilutive effect of stock options using the treasury stock method	1.1	1.4	1.2	1.6

Weighted average number of common and common equivalent shares outstanding	171.7	155.7	169.3	145.8

Basic net earnings per share	$0.82	$0.71	$0.96	$1.10

Diluted net earnings per share	$0.81	$0.70	$0.95	$1.09

Options to purchase 3.9 million and 1.9 million shares of common stock were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 3.1 million and 1.2 million shares of common stock were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million at June 30, 2015. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

During the three-month periods ended June 30, 2015 and 2014, we recognized $2.9 million and $2.7 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2015 and 2014, we recognized $5.1 million and $4.0 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2015 and 2014, as determined on the grant date using the Black-Scholes option pricing model, was $9.25 and $9.66, respectively.

The following is a summary of our stock option activity and related information for 2015 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2015
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	8.4	$35.49
Granted	1.9	46.17
Exercised	(1.2)	27.50
Forfeited or canceled	—	—

Ending balance	9.1	$38.90	4.55	$76.5

Exercisable at end of period	2.4	$28.46	2.26	$44.5

Ending vested and expected to vest	8.9	$38.78	4.52	$76.0

Options with respect to 7.0 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2015.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2015 and 2014 was $22.8 million and $19.7 million, respectively. As of June 30, 2015, we had approximately $41.2 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2015 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.28 - $ 30.95	2.2	2.04	$27.24	2.0	$26.95
31.34 - 39.17	3.0	4.26	37.64	0.4	35.65
46.17 - 46.17	1.9	6.70	46.17	—	—
46.87 - 47.92	2.0	5.71	46.88	—	—

$ 21.28 - $ 47.92	9.1	4.55	$38.90	2.4	$28.46

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

In the first quarter of each of 2015 and 2014, the compensation committee approved $8.9 million and $9.2 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in first quarter 2015 and 2014, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2015 and 2014 awards. During the three-month periods ended June 30, 2015 and 2014, we charged $2.1 million and $1.8 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2015 and 2014, we charged $3.1 million and $3.2 million, respectively, to compensation expense related to these awards.

At June 30, 2015 and December 31, 2014, we recorded $38.1 million (related to 2.1 million shares) and $28.2 million (related to 1.9 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at June 30, 2015 and December 31, 2014 was $99.4 million and $89.1 million, respectively. During the six-month period ended June 30, 2015, cash and equity awards with an aggregate fair value of $0.1 million were vested and distributed to executives under the Age 62 Plan.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2015 and 2014, the compensation committee approved $2.7 million and $2.9 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2015 and 2014, respectively. During the three-month periods ended June 30, 2015 and 2014, we charged $0.2 million and $0.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2015 and 2014, we charged $0.6 million and $1.5 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the six-month period ended June 30, 2015.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At June 30, 2015, 1.5 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2015 and 2014, we recognized $4.7 million and $3.9 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2015. During the six-month periods ended June 30, 2015 and 2014, we recognized $7.5 million and $6.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2006 through 2015. The total intrinsic value of unvested restricted stock units at June 30, 2015 and 2014 was $66.5 million and $58.2 million, respectively. During the six-month periods ended June 30, 2015 and 2014, equity awards (including accrued dividends) with an aggregate fair value of $9.9 million and $9.5 million were vested and distributed to employees under this plan.

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

Cash Awards

On March 11, 2015, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grants to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2015 provisional award will fully vest based on continuous employment through January 1, 2018. For certain of our executive officers age 55 or older, awards granted under the Program in 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2017, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2018. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended June 30, 2015 related to the 2015 provisional award under the Program.

On March 12, 2014, pursuant to the Program, the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grant to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During the three-month period ended June 30, 2015, we recognized $1.3 million to compensation expense related to these awards. During the six-month period ended June 30, 2015, we recognized $2.5 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2014 awards.

On March 13, 2013, pursuant to the Program, the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in first quarter 2014 that will fully vest on January 1, 2016. During the three-month periods ended June 30, 2015 and June 30, 2014, we recognized $1.6 million and $1.5 million, respectively, to compensation expense related to the 2013 awards. During the six-month periods ended June 30, 2015 and June 30, 2014, we recognized $3.0 million and $3.0 million, respectively, to compensation expense related to the 2013 awards.

On March 16, 2012, pursuant to the Program, the compensation committee approved provisional cash awards of $13.1 million in the aggregate for future grant to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2012 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2012, we granted 365,000 units under the Program in first quarter 2013 that fully vested on January 1, 2015. During the three-month period ended June 30, 2014 we recognized $1.8 million of compensation expense related to the 2012 awards. During the six-month period ended June 30, 2014 we recognized $4.5 million of compensation expense related to the 2012 awards. We did not recognize any compensation expense during 2015 related to the 2012 awards.

During the six-month period ended June 30, 2015, cash awards related to the 2012 provisional award with an aggregate fair value of $15.8 million (0.3 million units in the aggregate) were vested and distributed to employees under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2015	2014	2015	2014
Service cost	$0.4	$0.1	$0.5	$0.2
Interest cost on benefit obligation	2.8	3.2	5.4	6.4
Expected return on plan assets	(3.8)	(4.7)	(7.7)	(9.4)
Amortization of net actuarial loss	1.6	0.6	3.2	1.2

Net periodic benefit cost (earnings)	$1.0	$(0.8)	$1.4	$(1.6)

We are not required under the IRC to make any minimum contributions to the plan for the 2015 plan year nor were we required to make any minimum contributions to the plan for the 2014 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2015 and 2014.

12. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	June 30, 2015		December 31,
		Funding	2014
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technologies LLC and C-Quest Technologies International LLC	—	—	—
Clean-coal investments:
Controlling interest in five limited liability companies that own fourteen 2009 Era Clean Coal Plants	15.6	—	17.3
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.9	—	1.0
Controlling interest in fourteen limited liability companies that own nineteen 2011 Era Clean Coal Plants	58.3	—	54.5
Other investments	2.5	2.9	3.2

Total investments	$83.3	$2.9	$82.0

Chem-Mod LLC - At June 30, 2015, we held a 46.54% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At June 30, 2015, total assets and total liabilities of this VIE included in our consolidated balance sheet were $10.6 million and $0.9 million, respectively. For the six-month period ended June 30, 2015, total revenues and expenses were $34.7 million and $1.5 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At June 30, 2015, we held a 31.52% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technologies LLC and C-Quest Technologies International LLC (together, C-Quest) - At June 30, 2015, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. Prior to August 1, 2013, we had an option to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our remaining option was reduced to 15% and the remaining purchase price was reduced to $7.5 million.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. Our investment in these nine plants had been accounted for under the equity method of accounting until the March 1, 2014 transaction described below. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. Our purchase price for the additional ownership interests in these twelve plants was the assumption of the promissory note that we received as consideration for the co-investor’s purchase of ownership interests in three of the 2009 Era Plants on March 1, 2010, which had a carrying value, including accrued interest, of $8.0 million at March 1, 2013, plus the payment of cash and other consideration of $5.0 million. We recognized a gain of $11.4 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior 25% equity interest in the limited liability company upon the acquisition of the additional 35% equity interest, and recorded $26.3 million of fixed and other amortizable intangible assets and $6.8 million of other assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $4.8 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these unaudited consolidated financial statements.

•

On March 1, 2014, we purchased additional ownership interests from a co-investor in four limited liability companies that own seven 2009 Era Plants and five 2011 Era Plants. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $15.6 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements. For seven of the 2009 Era plants, our ownership increased from 49.5% to 100.0%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended June 30, 2015 related to this acquisition were $131.3 million and $139.8 million, respectively.

•	As of June 30, 2015:

•	Twenty-six of the plants have long-term production contracts.

•	The remaining eight plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At June 30, 2015, total assets and total liabilities of this VIE were $9.9 million and $7.1 million, respectively. For the six-month period ended June 30, 2015, total revenues and expenses of this VIE were $16.1 million and $19.7 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At June 30, 2015, we owned a non-controlling, minority interest in four venture capital funds totaling $2.0 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At June 30, 2015, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at June 30, 2015 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Note purchase agreements	$—	$50.0	$300.0	$100.0	$100.0	$1,575.0	$2,125.0
Credit Agreement	155.0	—	—	—	—	—	155.0
Premium Financing Debt Facility	91.6	—	—	—	—	—	91.6
Interest on debt	50.4	100.4	97.5	77.5	73.2	323.9	722.9

Total debt obligations	297.0	150.4	397.5	177.5	173.2	1,898.9	3,094.5
Operating lease obligations	52.7	92.0	80.5	61.2	49.0	173.5	508.9
Less sublease arrangements	(2.0)	(1.3)	(0.9)	(0.7)	(0.5)	—	(5.4)
Outstanding purchase obligations	24.9	14.7	9.4	7.3	6.9	7.0	70.2
Funding related to acquistion of William Gallagher Associates Insurance Brokers, Inc. (see Note 3)	150.0	—	—	—	—	—	150.0

Total contractual obligations	$522.6	$255.8	$486.5	$245.3	$228.6	$2,079.4	$3,818.2

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2015. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2015 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2015	2016	2017	2018	2019	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$22.6	$22.6
Financial guarantees	0.7	0.8	0.8	0.8	0.8	15.6	19.5
Funding commitments	—	—	—	—	1.5	1.4	2.9

Total commitments	$0.7	$0.8	$0.8	$0.8	$2.3	$39.6	$45.0

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

Since January 1, 2002, we have acquired 363 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2012 to 2015 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $596.6 million, of which $217.4 million was recorded in our consolidated balance sheet as of June 30, 2015 based on the estimated fair value of the expected future payments to be made. See Note 3 to these unaudited consolidated financial statements for a discussion of our funding commitments related to our acquisitions we signed and completed in 2015.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2015 or December 31, 2014 that was recourse to us.

At June 30, 2015, we had posted two letters of credit totaling $11.3 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $11.2 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2015, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity. At June 30, 2015, we had posted one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program. These letters of credit have never been drawn upon.

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

During January and February 2015, five senior employees of our U.K.-based international brokerage operation, including the chief executive officer and chief financial officer, resigned from the company and disclosed that they intend to work for another insurance brokerage firm. In April 2015, we commenced litigation against the former chief executive officer, the former chief financial officer and a third-party financial advisor. Among other things, the litigation seeks damages for breach of fiduciary duty, breach of contract and taking of corporate opportunities. A trial date has been set for February 2016.

During the first quarter of 2015, the Financial Conduct Authority (FCA) of the U.K. informed us that it will undertake a Skilled Person Review pursuant to section 166 of the U.K.’s Financial Services and Markets Act 2000. The purpose of the review is to assess the risk and control framework for our regulated entities in the U.K. In July 2015, KPMG was appointed as the Skilled Person. We are cooperating fully with the FCA and the Skilled Person in this review. We believe that the risk and control framework we have in place is appropriate to our U.K. operations’ size and scale. As such, we do not believe the review will have a material adverse effect on our results of operations.

Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events, could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2015 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.7 million and below the upper end of the actuarial range by $6.1 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At June 30, 2015, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $32.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At June 30, 2015, we had exposure on $117.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures and our related assessment of their likelihood, no liabilities have been recorded in our June 30, 2015 consolidated balance sheet related to these indemnification obligations.

14. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2014	$(44.2)	$(216.3)	$(0.1)	$(260.6)
Net change in period	0.7	(85.2)	6.4	(78.1)

Balance as of June 30, 2015	$(43.5)	$(301.5)	$6.3	$(338.7)

The foreign currency translation during the six-month period ended June 30, 2015 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the six-month periods ended June 30, 2015 and 2014, $3.2 million and $1.2 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2015 and 2014, $0.1 million of income and $0.3 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the six-month periods ended June 30, 2015 and 2014, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2015 and 2014 is as follows (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Brokerage
Total revenues	$885.6	$737.9	$1,636.7	$1,302.3

Earnings before income taxes	$156.6	$136.2	$217.6	$186.5

Identifiable assets at June 30, 2015 and 2014			$8,894.1	$8,017.6

Risk Management
Total revenues	$189.4	$172.8	$366.6	$337.0

Earnings before income taxes	$26.7	$21.2	$50.3	$39.9

Identifiable assets at June 30, 2015 and 2014			$623.3	$611.0

Corporate
Total revenues	$296.4	$268.6	$599.4	$455.0

Loss before income taxes	$(54.8)	$(45.5)	$(108.5)	$(59.8)

Identifiable assets at June 30, 2015 and 2014			$1,198.7	$1,390.7

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2015, and the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2015 and 2014, the consolidated statement of cash flows for the six-month periods ended June 30, 2015 and 2014, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2015. These financial statements are the responsibility of the Company’s management.

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

July 31, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the quarter and six-month periods ended June 30, 2015. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2014.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; the financial impact of retention agreements in our international brokerage operations; and integrating recent acquisitions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

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

•

Diluted net earnings per share (as adjusted) for the Brokerage and Risk Management segments - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in base commission and fee revenue organic growth excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. In addition, for entities where we consolidate their operations into our results, but own less than 50%, we only include our proportional share of the revenues in the organic computation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Segment Reclassification - In first quarter 2015, we transferred management of a claims handling operation from the brokerage segment to the risk management segment. Total revenues related to this operation were $4.9 million and $4.7 million in the second quarters of 2015 and 2014, respectively, and $9.8 million and $8.9 million in the six-month periods ended June 30, 2015 and 2014, respectively. We made the applicable segment reclassifications to the prior-period amounts to conform to the current-period presentation. The changes in the segment structure affect only the manner in which the results for the reportable segments were previously reported. These reclassifications did not impact our previously reported consolidated net earnings. See Note 1 to our unaudited consolidated financial statements included herein for an additional discussion on the reclassification of amounts between the brokerage and risk management segments.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits produced, because that is the segment which generated the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% in both our brokerage and risk management segments for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and Second Quarter 2015 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2014 and into 2015, we have expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generated approximately 65% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 35% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on second quarter 2015 revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2015 compared to 2014, given the number and size of the non-U.S. acquisitions that we completed in 2014. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 14% and 23%, respectively, to revenues during the six-month period ended June 30, 2015. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We have generated positive organic growth in each of the last eighteen quarterly periods in both the brokerage and risk management segments. We believe our customers are increasingly optimistic about their business prospects and the economy in general. The second quarter 2015 Council of Insurance Agents and Brokers (which we refer to as CIAB) survey indicated that rates retracted by 3.3% on average, across all lines, continuing the downward trend from the first quarter 2015 survey. The first quarter 2015 survey indicated that rates retracted modestly at 2.3% on average, which was in line with the basically flat to slightly lower rate trend noted in the fourth quarter 2014 survey. Most of the brokers surveyed reported an actively competitive market; however, results varied somewhat by line, region and client loss experience. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Our operating results improved in the second quarter of 2015 compared to the same period in 2014 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 20% and 24%, respectively, base organic commission and fee revenues were up 3.9%, net earnings were up 12%, adjusted EBITDAC was up 28% and adjusted EBITDAC margins were up 89 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were both up 10% and 13%, respectively, organic fees were up 13.4%, net earnings were up 28%, adjusted EBITDAC was up 21% and adjusted EBITDAC margins were up 110 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 18% and 22%, respectively, total organic growth was 5.8%, net earnings were up 14%, adjusted EBITDAC was up 27% and adjusted EBITDAC margins were up by 109 basis points.

•

Our acquisition program and our integration efforts are meeting our expectations. During the second quarter of 2015, the brokerage segment completed eleven acquisitions with annualized revenues totaling $82.3 million. During the second quarter of 2015, the risk management segment completed two acquisitions with annualized revenues totaling $7.6 million.

•

In our corporate segment, the net after tax earnings from our clean energy investments was $45.0 million in the second quarter of 2015. On March 1, 2014, we acquired additional ownership interests in seven of the 2009 Era Plants and five of the 2011 Era Plants from a co-investor. These transactions resulted in a non-cash after-tax gain of $14.1 million, which resulted from the fair value as of the transaction date. All but one of our investments in these plants had been accounted for under the equity method of accounting. For all plants where our ownership is over 50%, as of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. We anticipate our clean energy investments to generate between $98.5 million and $107.5 million in net earnings in 2015. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, EBITDAC and diluted net earnings per share for the three-month and six-month periods ended June 30, 2015 with the same periods in 2014:

For the Three-Month Periods Ended June 30,
	Revenues			EBITDAC			Diluted Net Earnings Per Share
Segment	2015	2014	Chg	2015	2014	Chg	2015	2014	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$882.1	$711.9	24%	$261.4	$204.6	28%	$0.71	$0.63	13%
Net gains on book sales	3.5	0.7		3.5	0.7		0.01	—
Acquisition integration	—	—		(22.4)	(16.0)		(0.09)	(0.07)
Workforce & lease termination	—	—		(6.0)	(1.7)		(0.02)	(0.01)
Acquisition related adjustments	—	—		(2.5)	—		(0.03)	(0.01)
Levelized foreign currency translation	—	25.3		—	8.3		—	0.03

Brokerage, as reported	885.6	737.9		234.0	195.9		0.58	0.57

Risk Management, as adjusted	189.4	167.0	13%	33.4	27.6	21%	0.10	0.09	11%
Workforce & lease termination	—	—		(0.3)	(0.2)		—	—
Claim portfolio transfer ramp up	—	—		—	(1.5)		—	(0.01)
Levelized foreign currency translation	—	5.8		—	1.1		—	—

Risk Management, as reported	189.4	172.8		33.1	27.0		0.10	0.08

Total Brokerage & Risk Management, as reported	$1,075.0	$910.7		$267.1	$222.9		0.68	0.65

Corporate, as adjusted							0.13	0.08	63%
Non-cash gains on changes in ownership levels							—	(0.03)

Corporate, as reported							0.13	0.05
Total Company, as reported							$0.81	$0.70

Total Brokerage & Risk Management, as adjusted	$1,071.5	$878.9	22%	$294.8	$232.2	27%	$0.81	$0.72	13%

For the Six-Month Periods Ended June 30,
	Revenues			EBITDAC			Diluted Net Earnings Per Share
Segment	2015	2014	Chg	2015	2014	Chg	2015	2014	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$1,632.3	$1,264.5	29%	$428.3	$314.2	36%	$1.07	$0.94	14%
Net gains on book sales	4.4	1.7		4.4	1.7		0.02	0.01
Acquisition integration	—	—		(43.2)	(22.5)		(0.18)	(0.10)
Workforce & lease termination	—	—		(14.5)	(3.7)		(0.06)	(0.02)
Acquisition related adjustments	—	—		(2.5)	(1.1)		(0.05)	(0.03)
Levelized foreign currency translation	—	36.1		—	8.9		—	0.03

Brokerage, as reported	1,636.7	1,302.3		372.5	297.5		0.80	0.83

Risk Management, as adjusted	366.6	327.0	12%	63.2	52.5	20%	0.19	0.18	6%
Workforce & lease termination	—	—		(0.5)	(0.6)		—	—
Claim portfolio transfer ramp up	—	—		—	(2.7)		—	(0.01)
Levelized foreign currency translation	—	10.0		—	2.3		—	0.01

Risk Management, as reported	366.6	337.0		62.7	51.5		0.19	0.18

Total Brokerage & Risk Management, as reported	$2,003.3	$1,639.3		$435.2	$349.0		0.99	1.01

Corporate, as adjusted							(0.04)	(0.03)
Non-cash gains on changes in ownership levels							—	0.11

Corporate, as reported							(0.04)	0.08
Total Company, as reported							$0.95	$1.09

Total Brokerage & Risk Management, as adjusted	$1,998.9	$1,591.5	26%	$491.5	$366.7	34%	$1.26	$1.12	13%

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the six-month period ended June 30, 2015. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - During January and February 2015, five senior employees of our U.K.-based international brokerage operation, including the chief executive officer and chief financial officer, resigned from the company and disclosed that they intend to work for another insurance brokerage firm. In April 2015, we commenced litigation against the former chief executive officer, the former chief financial officer and a third-party financial advisor. Among other things, the litigation seeks damages for breach of fiduciary duty, breach of contract and taking of corporate opportunities. A trial date has been set for February 2016.

During the first quarter of 2015, the Financial Conduct Authority (FCA) of the U.K. informed us that it will undertake a Skilled Person Review pursuant to section 166 of the U.K.’s Financial Services and Markets Act 2000. The purpose of the review is to assess the risk and control framework for our regulated entities in the U.K. In July 2015, KPMG was appointed as the Skilled Person. We are cooperating fully with the FCA and the Skilled Person in this review. We believe that the risk and control framework we have in place is appropriate to our U.K. operations’ size and scale. As such, we do not believe the review will have a material adverse effect on our results of operations.

A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events, could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2014, our micro-captive operations contributed approximately $5.0 million in EBITDAC and $2.5 million in net earnings to our consolidated results. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2015 as compared to the same periods in 2014, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2015	2014	Change	2015	2014	Change
Commissions	$634.3	$539.5	$94.8	$1,154.0	$951.0	$203.0
Fees	178.0	144.8	33.2	324.1	238.2	85.9
Supplemental commissions	34.8	27.9	6.9	61.7	53.3	8.4
Contingent commissions	22.8	21.8	1.0	67.3	54.0	13.3
Investment income	12.2	3.2	9.0	25.2	4.1	21.1
Gains realized on books of business sales	3.5	0.7	2.8	4.4	1.7	2.7

Total revenues	885.6	737.9	147.7	1,636.7	1,302.3	334.4

Compensation	496.0	420.6	75.4	956.3	773.2	183.1
Operating	155.6	121.4	34.2	307.9	231.6	76.3
Depreciation	12.5	10.5	2.0	25.4	19.4	6.0
Amortization	58.8	42.1	16.7	112.8	79.4	33.4
Change in estimated acquisition earnout payables	6.1	7.1	(1.0)	16.7	12.2	4.5

Total expenses	729.0	601.7	127.3	1,419.1	1,115.8	303.3

Earnings before income taxes	156.6	136.2	20.4	217.6	186.5	31.1
Provision for income taxes	56.3	47.7	8.6	76.7	65.5	11.2

Net earnings	100.3	88.5	11.8	140.9	121.0	19.9
Net earnings (loss) attributable to noncontrolling interests	1.2	0.2	1.0	5.1	(0.1)	5.2

Net earnings attributable to controlling interests	$99.1	$88.3	$10.8	$135.8	$121.1	$14.7

Diluted net earnings per share	$0.58	$0.57	$0.01	$0.80	$0.83	$(0.03)

Other Information
Change in diluted net earnings per share	2%	8%		(4%)	15%
Growth in revenues	20%	35%		26%	31%
Organic change in commissions and fees	4%	3%		4%	3%
Compensation expense ratio	56%	57%		58%	59%
Operating expense ratio	18%	16%		19%	18%
Effective income tax rate	36%	35%		35%	35%
Workforce at end of period (includes acquisitions)				15,667	13,917
Identifiable assets at June 30				$8,894.4	$8,017.6
EBITDAC
Net earnings	$100.3	$88.5	$11.8	$140.9	$121.0	$19.9
Provision for income taxes	56.3	47.7	8.6	76.7	65.5	11.2
Depreciation	12.5	10.5	2.0	25.4	19.4	6.0
Amortization	58.8	42.1	16.7	112.8	79.4	33.4
Change in estimated acquisition earnout payables	6.1	7.1	(1.0)	16.7	12.2	4.5

EBITDAC	$234.0	$195.9	$38.1	$372.5	$297.5	$75.0

EBITDAC margin	26%	27%		23%	23%
EBITDAC growth	19%	34%		25%	32%

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2015 to the same periods in 2014 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Total EBITDAC - see computation above	$234.0	$195.9	$372.5	$297.5
Gains from books of business sales	(3.5)	(0.7)	(4.4)	(1.7)
Acquisition integration	22.4	16.0	43.2	22.5
Acquisition related adjustments	2.5	—	2.5	1.1
Workforce and lease termination related charges	6.0	1.7	14.5	3.7
Levelized foreign currency translation	—	(8.3)	—	(8.9)

Adjusted EBITDAC	$261.4	$204.6	$428.3	$314.2

Adjusted EBITDAC change	27.8%	43.2%	36.3%	40.1%

Adjusted EBITDAC margin - see page 38	29.6%	28.7%	26.2%	24.9%

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS) , our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 12, 2013 acquisition of Bollinger, Inc. (which we refer to as Bollinger) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Noraxis integration costs in the three-month and six-month periods ended June 30, 2015 totaled $3.2 million and $4.3 million, respectively, and were primarily related to the onboarding of over 650 employees. The Crombie/OAMPS integration costs in the three-month and six-month periods ended June 30, 2015 totaled $6.3 million and $13.9 million, respectively, and were primarily related to technology costs, the onboarding of over 1,700 employees and incentive compensation. The Giles and Oval integration costs in the three-month and six-month periods June 30, 2015 totaled $12.9 million and $25.0 million, respectively, and were primarily related to the consolidation of offices in the U.K., technology costs, the onboarding of over 2,000 employees, branding and incentive compensation. The Bollinger integration costs in the three-month and six-month periods ended June 30, 2014 totaled $3.0 million $5.3 million, respectively, and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The Giles integration costs in the three-month and six-month periods ended June 30, 2014 totaled $4.3 million and $8.5 million, respectively, and were primarily related to technology costs, the onboarding of over 1,000 employees and incentive compensation. The Oval integration costs in the three-month and six-month periods ended June 30, 2014 totaled $4.4 million and were primarily related to technology costs, the onboarding of over 1,000 employees and incentive compensation. The Crombie/OAMPS integration costs in the three-month and six-month periods ended June 30, 2014 totaled $4.3 million and were primarily related to technology costs, the onboarding of over 1,700 employees and incentive compensation. The prior period integration costs relate to the Crombie/OAMPS, Oval, Bollinger and Giles acquisitions only. The full integration of the Bollinger operations into our existing operations was completed in the fourth quarter of 2014. Integration costs related to the 2013 and 2014 acquisitions are expected to range between $15.0 million to $20.0 million per quarter for the remainder of 2015.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended June 30, 2015 compared to the same period in 2014, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2015 ($126.3 million). Commissions and fees in the three-month period ended June 30, 2015 included new business production and renewal rate increases of $89.5 million, which was partially offset by lost business of $87.8 million. Commissions increased 18% and fees increased 23% in the three-month period ended June 30, 2015 compared to the same period in 2014. Organic growth in commissions and fee revenues for the three-month period ended June 30, 2015 was 3.9% compared to 3.0% for the same period in 2014, principally due to good account retention and new business generated.

The aggregate increase in commissions and fees for the six-month period ended June 30, 2015 compared to the same period in 2014, was principally due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2015 ($269.9 million). Commissions and fees in the six-month period ended June 30, 2015 included new business production and renewal rate increases of $176.7 million, which was partially offset by lost business of $157.7 million. Commissions increased 21% and fees increased 36% in the six-month period ended June 30, 2015 compared to the same period in 2014. Organic growth in commissions and fee revenues for the six-month period ended June 30, 2015 was 4.1% compared to 3.2% for the same period in 2014, principally due to good account retention and new business generated.

London Reinsurance Operation - In January 2014, we formed a start-up joint-venture with a group of notable reinsurance leaders, whereby we participated in approximately 35% of the venture’s net profits and losses. In late December 2014, the venture was reorganized and we became the controlling partner, yet still participate in approximately 35% of the venture’s net profits and losses. Accordingly, effective January 1, 2015 we are required to consolidate 100% of the venture’s results within our brokerage segment, and then reflect approximately 65% of the venture’s results in our consolidated statement of earnings in the line entitled “Net earnings attributable to noncontrolling interests” also within the brokerage segment. The organic revenue tables below only includes our approximate 35% share of the venture’s organic growth. See Note 1 to our unaudited consolidated financial statements included herein for a discussion of a change in presentation pertaining to amounts attributable to noncontrolling interests.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2015 and 2014 include the following (in millions):

		2015 Organic Revenue		2014 Organic Revenue
For the Three-Month Periods Ended June 30,		2015	2014	2014	2013
Commissions and Fees
Commission revenues as reported		$634.3	$539.5	$539.5	$400.9
Fee revenues as reported		178.0	144.8	144.8	108.9
Less commission and fee revenues from acquisitions		(126.3)	—	(153.7)	—
Less non-owned portion of consolidated entities	*	(2.0)	—	—	—
Less disposed of operations		—	(2.5)	—	(1.8)
Levelized foreign currency translation		—	(23.4)	—	7.0

Organic base commission and fee revenues		$684.0	$658.4	$530.6	$515.0

Organic change in base commission and fee revenues		3.9%		3.0%

Supplemental Commissions
Supplemental commissions as reported		$34.8	$27.9	$27.9	$18.3
Less supplemental commissions from acquisitions		(3.1)	—	(7.9)	—
Levelized foreign currency translation		—	(1.0)	—	—

Organic supplemental commissions		$31.7	$26.9	$20.0	$18.3

Organic change in supplemental commissions		17.8%		9.3%

Contingent Commissions
Contingent commissions as reported		$22.8	$21.8	$21.8	$14.5
Less contingent commissions from acquisitions		(3.7)	—	(5.9)	—
Levelized foreign currency translation		—	(0.5)	—	—

Organic contingent commissions		$19.1	$21.3	$15.9	$14.5

Organic change in contingent commissions		(10.3%)		9.7%

Total organic change in commissions and fees, supplemental commissions and contingent commissions		4.0%		3.4%

		2015 Organic Revenue		2014 Organic Revenue
For the Six-Month Periods Ended June 30,		2015	2014	2014	2013
Commissions and Fees
Commission revenues as reported		$1,154.0	$951.0	$951.0	$727.7
Fee revenues as reported		324.1	238.2	238.2	191.2
Less commission and fee revenues from acquisitions		(269.9)	—	(235.9)	—
Less non-owned portion of consolidated entities	*	(10.4)	—	—	—
Less disposed of operations		—	(6.0)	—	(4.6)
Levelized foreign currency translation		—	(33.0)	—	9.4

Organic base commission and fee revenues		$1,197.8	$1,150.2	$953.3	$923.7

Organic change in base commission and fee revenues		4.1%		3.2%

Supplemental Commissions
Supplemental commissions as reported		$61.7	$53.3	$53.3	$35.6
Less supplemental commissions from acquisitions		(8.2)	—	(15.2)	—
Levelized foreign currency translation		—	(1.9)	—	—

Organic supplemental commissions		$53.5	$51.4	$38.1	$35.6

Organic change in supplemental commissions		4.1%		7.0%

Contingent Commissions
Contingent commissions as reported		$67.3	$54.0	$54.0	$37.0
Less contingent commissions from acquisitions		(10.5)	—	(10.8)	—
Levelized foreign currency translation		—	(0.6)	—	—

Organic contingent commissions		$56.8	$53.4	$43.2	$37.0

Organic change in contingent commissions		6.4%		16.8%

Total organic change in commissions and fees, supplemental commissions and contingent commissions		4.2%		3.8%

*	We control, but own less than 50% of, certain entities and must consolidate 100% of their results. Accordingly, we have excluded the non-owned portion of those entities’ revenues from the organic revenue computation.

The following is a summary of brokerage segment acquisition activity for 2015 and 2014 (excludes the previously announced acquisition of the Boston-based William Gallagher Associates Insurance Brokers, Inc., which is expected to close in the third quarter of 2015):

		Three-month period		Six-month period
		ended June 30,		ended June 30,
		2015	2014	2015	2014
Shares issued for acquisitions and earnouts		4,041,000	1,404,000	5,321,000	2,142,000
Number of acquisitions closed		11	17	22	26
Annualized revenues acquired (in millions)		$82.3	$497.1	$115.9	$514.9

Rollover revenues recognized in period from 2014 and Q1 2015 acquisitions (in millions)		$127.9		$295.9
Portion of Q2 2015 acquisitions revenues recognized in period (in millions)		12.8		12.8

Total	*	$140.7		$308.7

*	For second quarter 2015, consists of $126.3 million recognized in commissions and fees, $6.8 million in supplemental and contingent commissions and $7.6 million in investment income and gains related to premium funding operations acquired. For the six-month period 2015, consists of $269.9 million recognized in commissions and fees, $18.7 million in supplemental and contingent commissions and $20.1 million in investment income related to premium funding operations acquired.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2015, 2014 and 2013 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2015
Reported supplemental commissions	$26.9	$34.8			$61.7
Reported contingent commissions	44.5	22.8			67.3

Reported supplemental and contingent commissions	$71.4	$57.6			$129.0

2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $3.5 million and $0.7 million, respectively, for the three-month periods ended June 30, 2015 and 2014 and $4.4 million and $1.7 million, respectively, for the six-month periods ended June 30, 2015 and 2014. The increase in investment income in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 is primarily due to the interest income from premium financing generated by the Crombie/OAMPS operations which were acquired on June 16, 2014.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2015 with the same periods in 2014 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Reported amounts	$496.0	$420.6	$956.3	$773.2
Acquisition integration	(11.1)	(12.2)	(22.7)	(15.8)
Workforce related charges	(4.6)	(1.7)	(13.1)	(3.2)
Acquisition related adjustments	(2.5)	—	(2.5)	(1.1)
Levelized foreign currency translation	—	(12.8)	—	(20.5)

Adjusted amounts	$477.8	$393.9	$918.0	$732.6

Adjusted revenues - see page 38	$882.1	$711.9	$1,632.3	$1,264.5

Adjusted ratios	54.2%	55.3%	56.2%	57.9%

The increase in compensation expense for the three-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($59.9 million in the aggregate), increases in employee benefits ($10.0 million), stock compensation expense ($3.2 million), severance related costs ($2.9 million), offset by a decrease in deferred compensation ($0.6 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2015.

The increase in compensation expense for the six-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($151.3 million in the aggregate), increases in employee benefits ($21.3 million), severance related costs ($9.9 million), stock compensation expense ($2.8 million) and temporary staffing ($0.3 million), offset by a decrease in deferred compensation ($2.5 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2015.

Operating expenses - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2015 with the same periods in 2014 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Reported amounts	$155.6	$121.4	$307.9	$231.6
Acquisition integration	(11.3)	(3.8)	(20.5)	(6.7)
Workforce and lease termination related charges	(1.4)	—	(1.4)	(0.5)
Levelized foreign currency translation	—	(4.2)	—	(6.7)

Adjusted amounts	$142.9	$113.4	$286.0	$217.7

Adjusted revenues - see page 38	$882.1	$711.9	$1,632.3	$1,264.5

Adjusted ratios	16.2%	15.9%	17.5%	17.2%

The increase in operating expense for the three-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to and increases in technology expenses ($7.6 million), real estate expenses ($5.8 million), other expense ($4.2 million), outside consulting fees ($3.9 million), meeting and client entertainment expense ($3.7 million), business insurance ($3.4 million), licenses and fees ($2.4 million), employee related expense ($1.5 million), lease termination charges ($1.4 million), premium financing expense ($0.6 million) and outside services expense ($0.3 million), partially offset by favorable foreign currency translation ($0.2 million) and decreases in office supplies ($1.0 million), bad debt expense ($0.3 million) and professional and banking fees ($0.1 million). Also contributing to the increase in operating expenses in the three-month period ended June 30, 2015 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2015.

The increase in operating expense for the six-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to unfavorable foreign currency translation ($0.3 million) and increases in technology expenses ($20.2 million), real estate expenses ($12.5 million), outside consulting fees ($8.4 million), meeting and client entertainment expense ($7.5 million), business insurance ($7.2 million), other expense ($6.5 million), licenses and fees ($4.4 million), employee related expense ($3.0 million), professional and banking fees ($2.1 million), premium financing expense ($1.9 million), bad debt expense ($1.1 million), lease termination charges ($0.9 million), outside services expense ($0.7 million), partially offset by a decrease in office supplies ($0.6 million). Also contributing to the increase in operating expenses in the six-month period ended June 30, 2015 were increased expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2015.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2015 increased slightly compared to the same periods in 2014 due to expenses associated with acquisitions completed in the twelve-month period ended June 30, 2015.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2015. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews during the six-month period ended June 30, 2015, we wrote off $0.5 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the six-month period ended June 30, 2014, we wrote off $0.6 million of amortizable intangible assets related to the brokerage segment.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended June 30, 2015 compared to the same period in 2014, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2015 and 2014, we recognized $4.3 million and $3.4 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2012 to 2015. During the six-month periods ended June 30, 2015 and 2014, we recognized $8.5 million and $6.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2012 to 2015. In addition, during the three-month periods ended June 30, 2015 and 2014, we recognized $1.8 million and $3.7 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 23 and 18 acquisitions, respectively. During the six-month periods ended June 30, 2015 and 2014, we recognized $8.2 million and $5.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 42 and 35 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 36.0% (36.2% on a controlling interests basis) and 35.0%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 35.2% (36.1% on a controlling interests basis) and 35.1%, respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amount reported in this line for the three-month and six-month periods ended June 30, 2015 include non-controlling interest earnings of $1.2 million and $5.1 million, respectively, related to our investment in the London reinsurance operation discussed above.

Risk Management

The risk management segment accounted for 14% of our revenue during the six-month period ended June 30, 2015. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2015 as compared to the same period in 2014, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2015	2014	Change	2015	2014	Change
Fees	$189.3	$172.6	$16.7	$366.4	$336.4	$30.0
Investment income	0.1	0.2	(0.1)	0.2	0.6	(0.4)

Total revenues	189.4	172.8	16.6	366.6	337.0	29.6

Compensation	109.2	103.6	5.6	216.1	207.0	9.1
Operating	47.1	42.2	4.9	87.8	78.5	9.3
Depreciation	6.2	5.1	1.1	11.5	10.1	1.4
Amortization	0.7	0.8	(0.1)	1.4	1.6	(0.2)
Change in estimated acquisition earnout payables	(0.5)	(0.1)	(0.4)	(0.5)	(0.1)	(0.4)

Total expenses	162.7	151.6	11.1	316.3	297.1	19.2

Earnings before income taxes	26.7	21.2	5.5	50.3	39.9	10.4
Provision for income taxes	9.6	7.8	1.8	18.3	14.6	3.7

Net earnings	17.1	13.4	3.7	32.0	25.3	6.7
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$17.1	$13.4	$3.7	$32.0	$25.3	$6.7

Diluted net earnings per share	$0.10	$0.08	$0.02	$0.19	$0.18	$0.01

Other information
Change in diluted net earnings per share	19%	(20%)		6%	(17%)
Growth in revenues	10%	8%		9%	6%
Organic change in fees	13%	8%		12%	7%
Compensation expense ratio	58%	60%		59%	61%
Operating expense ratio	25%	24%		24%	23%
Effective income tax rate	36%	37%		36%	37%
Workforce at end of period (includes acquisitions)				5,015	4,954
Identifiable assets at June 30				$623.3	$611.0
EBITDAC
Net earnings	$17.1	$13.4	$3.7	$32.0	$25.3	$6.7
Provision for income taxes	9.6	7.8	1.8	18.3	14.6	3.7
Depreciation	6.2	5.1	1.1	11.5	10.1	1.4
Amortization	0.7	0.8	(0.1)	1.4	1.6	(0.2)
Change in estimated acquisition earnout payables	(0.5)	(0.1)	(0.4)	(0.5)	(0.1)	(0.4)

EBITDAC	$33.1	$27.0	$6.1	$62.7	$51.5	$11.2

EBITDAC margin	17%	16%		17%	15%
EBITDAC growth	23%	3%		22%	(3%)

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2015 to the same period in 2014 (in millions):

		Three-month period		Six-month period
		ended June 30,		ended June 30,
		2015	2014	2015	2014
Total EBITDAC - see computation above		$33.1	$27.0	$62.7	$51.5
Workforce and lease termination related charges		0.3	0.2	0.5	0.6
Claim portfolio transfer and ramp up		—	1.5	—	2.7
Levelized foreign currency translation		—	(1.1)	—	(2.3)

Adjusted EBITDAC		$33.4	$27.6	$63.2	$52.5

Adjusted EBITDAC change		21.0%	8.7%	20.4%	7.7%

Adjusted EBITDAC margin - see page 38	(1)	17.6%	16.5%	17.2%	16.1%

(1)	Margin is above 16.5% annual margin target due to $1.8 million of one-time performance fee revenue related to the New South Wales Workers’ Compensation Scheme that is in run-off.

Fees - The increase in fees for the three-month period ended June 30, 2015 compared to the same period in 2014 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $20.4 million), which were partially offset by lost business of $3.7 million. Organic growth in fee revenues for the three-month period ended June 30, 2015 was 13% compared to 8% for the same period in 2014.

The increase in fees for the six-month period ended June 30, 2015 compared to the same period in 2014 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $40.2 million), which were partially offset by lost business of $10.2 million. Organic growth in fee revenues for the six-month period ended June 30, 2015 was 12% compared to 7% for the same period in 2014.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2015 and 2014 include the following (in millions):

		2015 Organic Revenue		2014 Organic Revenue
For the Three-Month Periods Ended June 30		2015	2014	2014	2013
Fees		$182.5	$168.1	$168.1	$152.5
International performance bonus fees		6.8	4.5	4.5	7.5

Fees as reported		189.3	172.6	172.6	160.0
Less fees from acquisitions		(0.2)	—	(0.9)	—
Levelized foreign currency translation		—	(5.8)	—	(0.4)

Organic fees	*	$189.1	$166.8	$171.7	$159.6

Organic change in fees		13.4%		7.6%

		2015 Organic Revenue		2014 Organic Revenue
For the Six-Month Periods Ended June 30		2015	2014	2014	2013
Fees		$356.3	$327.8	$327.8	$304.2
International performance bonus fees		10.1	8.6	8.6	13.2

Fees as reported		366.4	336.4	336.4	317.4
Less fees from acquisitions		(0.2)	—	(3.1)	—
Less South Australia ramp up fees		—	—	—	(1.4)
Less New Zealand earthquake claims administration		—	—	—	(0.1)
Levelized foreign currency translation		—	(9.9)	—	(3.4)

Organic fees	*	$366.2	$326.5	$333.3	$312.5

Organic change in fees		12.2%		6.7%

*	Includes approximately $6.5 million and $4.7 million, respectively, of fee revenues in the three-month periods ended June 30, 2015 and 2014 and $11.5 million and $9.7 million, respectively of fee revenues in the six-month periods ended June 30, 2015 and 2014, related to the previously announced run-off of a contract with the New South Wales Workers Compensation Scheme in Australia.

During the second quarter 2015, we completed two acquisitions in the risk management segment with annualized revenues of $7.6 million.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2015 remained relatively unchanged compared to the same periods in 2014.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2015 with the same periods in 2014 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Reported amounts	$109.2	$103.6	$216.1	$207.0
Claim portfolio transfer ramp up costs	—	(0.8)	—	(1.6)
Workforce related charges	(0.3)	(0.2)	(0.5)	(0.6)
Levelized foreign currency translation	—	(3.6)	—	(6.1)

Adjusted amounts	$108.9	$99.0	$215.6	$198.7

Adjusted revenues - see page 38	$189.4	$167.0	$366.6	$327.0

Adjusted ratios	57.5%	59.3%	58.8%	60.8%

The increase in compensation expense for the three-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to increased headcount and increases in salaries ($9.3 million in the aggregate), employee benefits expense ($1.4 million), stock compensation expense ($0.1 million) and severance related costs ($0.1 million), offset by a favorable foreign currency translation ($3.6 million) and decreases in claim portfolio transfer cost ($0.8 million), temporary-staffing expense ($0.8 million) and deferred compensation ($0.1 million).

The increase in compensation expense for the six-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to increased headcount and increases in salaries ($16.2 million in the aggregate) and employee benefits expense ($1.9 million) and stock compensation expense ($0.2 million), offset by a favorable foreign currency translation ($6.1 million) and decreases in claim portfolio transfer cost ($1.6 million), temporary-staffing expense ($1.1 million), deferred compensation ($0.3 million) and severance related costs ($0.1 million).

Operating expenses - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2015 with the same periods in 2014 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Reported amounts	$47.1	$42.2	$87.8	$78.5
Claim portfolio transfer ramp up costs	—	(0.7)	—	(1.1)
Levelized foreign currency translation	—	(1.1)	—	(1.6)

Adjusted amounts	$47.1	$40.4	$87.8	$75.8

Adjusted revenues - see page 38	$189.4	$167.0	$366.6	$327.0

Adjusted ratios	24.9%	24.2%	24.0%	23.2%

The operating expense for the three-month period ended June 30, 2015 increased compared to the same period in 2014 primarily due to an unfavorable foreign currency translation ($0.1 million) and increases in business insurance ($2.7 million), outside consulting fees ($1.7 million), technology expenses ($1.3 million), professional and banking fees ($1.1 million), licenses and fees ($0.8 million), bad debt expense ($0.1 million), outside services expenses ($0.1 million), offset by decreases in other expense ($1.1 million), claim portfolio transfer cost ($0.7 million), real estate expenses ($0.4 million), office supplies ($0.4 million) and employee related expense ($0.3 million).

The operating expense for the six-month period ended June 30, 2015 increased compared to the same period in 2014 primarily due to an unfavorable foreign currency translation ($0.1 million) and increases in outside consulting fees ($3.0 million), business insurance ($3.0 million), professional and banking fees ($2.7 million), technology expenses ($2.2 million), licenses and fees ($1.1 million), meeting and client entertainment expense ($0.5 million), bad debt expense ($0.3 million) and outside services expenses ($0.2 million), offset by decreases in claim portfolio transfer cost ($1.1 million), other expense ($1.1 million), real estate expenses ($0.6 million), office supplies ($0.6 million) and employee related expense ($0.2 million).

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense decreased slightly in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014. Historically, the risk management segment has made few acquisitions. We made two and no acquisitions in this segment during the six-month periods ended June 30, 2015 and 2014, respectively.

Change in estimated acquisition earnout payables - The change in income from the change in estimated acquisition earnout payables in the three-month and six-month periods ended June 30, 2015 compared to the same period in 2014, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month and six-month periods ended June 30, 2015 and 2014, we recognized $0.5 million and $0.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for one acquisition.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 36.0% and 36.8%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 36.4% and 36.6%, respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% in our risk management segment for the foreseeable future.

Diluted net earnings per share - On April 16, 2014, we closed on a secondary public offering of our common stock issuing 21.85 million shares of stock for net proceeds of $911.4 million to fund the purchase of Crombie/OAMPS, a brokerage segment acquisition. The impact to diluted net earnings per share in the risk management segment for the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 related to the shares issued under this secondary offering was a reduction of approximately $0.01 and $0.03, respectively, per share.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of June 30, 2015 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2014. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of June 30, 2015 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2014.

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2015 as compared to the same periods in 2014 is as follows (in millions, except per share and percentages):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2015	2014	Change	2015	2014	Change
Revenues from consolidated clean coal production plants	$283.7	$250.2	$33.5	$573.2	$404.5	$168.7
Royalty income from clean coal licenses	13.6	12.8	0.8	28.3	27.4	0.9
Loss from unconsolidated clean coal production plants	(0.3)	(0.2)	(0.1)	(0.6)	(2.7)	2.1
Other net revenues	(0.6)	5.8	(6.4)	(1.5)	25.8	(27.3)

Total revenues	296.4	268.6	27.8	599.4	455.0	144.4

Cost of revenues from consolidated clean coal production plants	306.8	270.5	36.3	616.1	441.5	174.6
Compensation	9.9	5.8	4.1	17.9	16.1	1.8
Operating	4.4	15.6	(11.2)	14.9	17.9	(3.0)
Interest	26.0	21.2	4.8	51.6	37.4	14.2
Depreciation	4.1	1.0	3.1	7.4	1.9	5.5

Total expenses	351.2	314.1	37.1	707.9	514.8	193.1

Loss before income taxes	(54.8)	(45.5)	(9.3)	(108.5)	(59.8)	(48.7)
Benefit for income taxes	(85.0)	(57.3)	(27.7)	(115.6)	(85.0)	(30.6)

Net earnings	30.2	11.8	18.4	7.1	25.2	(18.1)
Net earnings attributable to noncontrolling interests	7.1	4.5	2.6	13.7	13.3	0.4

Net earnings (loss) attributable controlling interests	$23.1	$7.3	$15.8	$(6.6)	$11.9	$(18.5)

Diluted net earnings (loss) per share	$0.13	$0.05	$0.08	$(0.04)	$0.08	$(0.13)

Identifiable assets at June 30				$1,198.7	$1,390.7
EBITDAC
Net earnings	$30.2	$11.8	$18.4	$7.1	$25.2	$(18.1)
Benefit for income taxes	(85.0)	(57.3)	(27.7)	(115.6)	(85.0)	(30.6)
Interest	26.0	21.2	4.8	51.6	37.4	14.2
Depreciation	4.1	1.0	3.1	7.4	1.9	5.5

EBITDAC	$(24.7)	$(23.3)	$(1.4)	$(49.5)	$(20.5)	$(29.0)

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

The increase in revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2015, compared to the same period in 2014, was due primarily to increased production at both the leased facilities and facilities in which we have a majority ownership position, including the impact of the facilities we consolidated in 2014.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2015, we held a 46.54% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The small increase in royalty income in the three-month and six-month periods ended June 30, 2015, compared to the same periods in 2014, was due to an increase in the production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended June 30, 2015 and 2014, were $0.9 million and $2.1 million, respectively. Expenses related to royalty income of Chem-Mod in the six-month periods ended June 30, 2015 and 2014, were $1.6 million and $2.5 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in the three-month and six-month periods ended June 30, 2015 and 2014 were low because the vast majority of our operations are now consolidated.

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

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2015 and 2014, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increases in the three-month and six-month periods ended June 30, 2015, compared to the same periods in 2014, were primarily due to increased production from the increased interests in the twelve plants we acquired on March 1, 2014.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2015 and 2014, respectively, includes salary and benefit expenses of $3.1 million and $2.5 million and incentive compensation of $6.8 million and $3.3 million, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2015 compared to the same period in 2014, was due primarily to additional staff involved in the corporate related operations and governance. The increase in incentive compensation for the three-month period ended June 30, 2015 compared to the same period in 2014 is due primarily to the following: the increased 2015 clean coal production and related tax credit generation, efforts toward 2015 corporate matters and the level of acquisition and integration activity in 2015.

Compensation expense in the six-month periods ended June 30, 2015 and 2014, respectively, includes salary and benefit expenses of $7.1 million and $4.4 million and incentive compensation of $10.8 million and $11.7 million, respectively. The increase in salary and benefits expense for the six-month period ended June 30, 2015 compared to the same period in 2014, was due primarily to additional staff involved in the corporate related operations and governance. The slight increase in incentive compensation for the six-month period ended June 30, 2015 compared to the same period in 2014 is due primarily to the following: the increased 2015 clean coal production and related tax credit generation, efforts toward 2015 corporate matters and the level of acquisition and integration activity in 2015.

Operating expenses - Operating expense in the three-month period ended June 30, 2015 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to second quarter 2015 acquisitions of $1.3 million, and other corporate and clean energy related expenses of $2.4 million.

Operating expense in the six-month period ended June 30, 2015 includes banking and related fees of $1.4 million, external professional fees and other due diligence costs related to first quarter 2015 acquisitions of $2.9 million, other corporate and clean energy related expenses of $6.8 million and a biannual company-wide meeting ($3.8 million).

Operating expense in the three-month period ended June 30, 2014 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to second quarter 2014 acquisitions of $12.5 million and other corporate operating and clean energy related expenses of $2.4 million.

Operating expense in the six-month period ended June 30, 2014 includes banking and related fees of $1.2 million, external professional fees and other due diligence costs related to second quarter 2014 acquisitions of $13.3 million and other corporate operating and clean energy related expenses of $3.4 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2015, compared to the same period in 2014, was due to the following:

	Three-month	Six-month
	period ended	period ended
Change in interest expense related to	June 30, 2015	June 30, 2015
Interest on the $600.0 million note funded on February 27, 2014	$—	$4.2
Interest on the $700.0 million note funded on June 24, 2014	6.6	14.0
Interest on borrowings from our Credit Agreement	—	(0.5)
Interest on the $100.0 million Series A Note that was paid off on August 3, 2014	(1.6)	(3.1)
Capitalization of interest costs related to the purchase and development of our new headquarters building	(0.2)	(0.4)

Net change in interest expense	$4.8	$14.2

The capitalization of interest costs related to the purchase and development of our new headquarters building will occur until the development of it is completed, which is estimated to be done in the latter part of 2016.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2015 increased significantly compared to the same period in 2014, and primarily relates to the assets of the additional ownership interests in the plants that we acquired from co-investors in the first quarter of 2014.

Benefit for income taxes - Our consolidated effective tax rate for the three-month period ended June 30, 2015 was (14.9)% compared to (1.6)% for the same period in 2014. Our consolidated effective tax rate for the six-month period ended June 30, 2015 was (12.9)% compared to (2.9)% for the same period in 2014. The effective tax rates for the three-month periods ended June 30, 2015 and 2014 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. U.S. GAAP accounting requires us to estimate at each quarter end, an expected annual effective tax rate based on, among other factors, the estimated annual amount of tax credits we will generate in the current year, and recognize these estimated tax credits each quarter based on estimated company-wide quarterly earnings before income taxes. This accounting will cause a difference in the amount of tax credits recognized in the financial statements compared to the amount of tax credits actually produced. There were $68.6 million and $64.6 million of tax credits recognized in the six-month periods ended June 30, 2015 and 2014, respectively. There were $78.7 million and $65.5 million of tax credits produced in the six-month periods ended June 30, 2015 and 2014, respectively.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2015 and 2014 include non-controlling interest earnings of $8.5 million and $6.5 million respectively related to our investment in Chem-Mod LLC. The amounts reported in this line for the six-month periods ended June 30, 2015 and 2014 include non-controlling interest earnings of $17.7 million and $15.3 million respectively related to our investment in Chem-Mod LLC. As of June 30, 2015 and 2014, we held a 46.54% controlling interest in Chem-Mod.

The following provides information that we believe is helpful when comparing our operating results for the three-month and six-month periods ended June 30, 2015 and 2014 for the corporate segment (in millions):

	2015			2014 - Adjusted (1)
	Pretax	Income	Net	Pretax	Income	Net
	Earnings	Tax	Earnings	Earnings	Tax	Earnings
Three-Month Periods Ended June 30,	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)
Interest and banking costs	$(26.6)	$10.6	$(16.0)	$(21.7)	$8.7	$(13.0)
Clean energy investments (1)	(25.3)	70.3	45.0	(15.9)	55.4	39.5
Acquisition costs	(1.5)	0.2	(1.3)	(9.1)	0.5	(8.6)
Corporate	(8.5)	3.9	(4.6)	(3.3)	(2.8)	(6.1)

Adjusted 2nd quarter	$(61.9)	$85.0	23.1	$(50.0)	$61.8	11.8

Impact from re-consolidation accounting gains (2)			—			(4.5)

Reported 2nd quarter			$23.1			$7.3

	2015			2014 - Adjusted (1)
	Pretax	Income	Net	Pretax	Income	Net
	Earnings	Tax	Earnings	Earnings	Tax	Earnings
Six-Month Periods Ended June 30,	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)
Interest and banking costs	$(52.9)	$21.1	$(31.8)	$(38.3)	$15.3	$(23.0)
Clean energy investments (1)	(48.6)	88.1	39.5	(37.1)	76.4	39.3
Acquisition costs	(3.2)	0.4	(2.8)	(12.0)	0.9	(11.1)
Corporate	(17.5)	6.0	(11.5)	(8.3)	(1.6)	(9.9)

Adjusted six months	$(122.2)	$115.6	(6.6)	$(95.7)	$91.0	(4.7)

Impact from re-consolidation accounting gains (2)			—			16.6

Reported six months			$(6.6)			$11.9

(1)	Pretax earnings for the second quarter are presented net of amounts attributable to noncontrolling interests of $7.1 million in 2015 and $4.5 million in 2014. Pretax earnings for the six month periods ended June 30 are presented net of amounts attributable to noncontrolling interests of $13.7 million in 2015 and $13.3 million in 2014.

(2)	Excludes non-cash tax gain from re-consolidation accounting gains related to clean-energy investments recorded in the first quarter of 2014 and related tax credit recognition.

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

The following table provides a summary of our clean coal plant investments as of June 30, 2015 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At June 30, 2015	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
10 Under long-term production contracts	$8.1	$—	$20.0
4 In negotiations for long-term production contracts	1.2	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
16 Under long-term production contracts	34.3	—	75.0
4 In negotiations for long-term production contracts	1.3	Not Estimable	Not Estimable

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2014 and for the six-month period ended June 30, 2015, we relied on a combination of proceeds from borrowings under our Credit Agreement; proceeds from $600.0 million and $700.0 million of senior unsecured notes issued in February 2014 and June 2014, respectively; a secondary public offering of our common stock in April 2014, whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million; and net proceeds of approximately $149.2 million and $29.0 million from sales of our common stock under our at-the-market equity program during the second quarter of 2015 and the fourth quarter of 2014, respectively.

Cash provided by operating activities was $81.7 million and $222.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. The decrease in cash provided by operating activities during the six-month period ended June 30, 2015 compared to the same period in 2014 was primarily due to unfavorable timing differences in the payment of accrued liabilities and unfavorable timing differences in the receipts and disbursements of fiduciary funds in 2015 compared to 2014. In addition, cash provided by operating activities for the six-month period ended June 30, 2015 was adversely impacted by an unrealized foreign currency measurement loss of $59.1 million compared to an unrealized foreign currency measurement gain of $33.8 million for the same period in 2014. Also, contributing to the decrease in cash provided by operating activities between 2015 and 2014 was cash payments related to compensation-based retention agreements. During the second quarter 2015, we entered into compensation-based retention agreements with certain key employees of our international brokerage operations. We estimate that these retention agreements will add approximately $3.0 to $4.0 million per quarter to our compensation expense. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $385.7 million and $328.5 million for the six-month periods ended June 30, 2015 and 2014, respectively. Net earnings attributable to controlling interest were $161.2 million and $158.3 million for the six-month periods ended June 30, 2015 and 2014, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2015 plan year nor were we required to make any minimum contributions to the plan for the 2014 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2015 and 2014. We are not considering making additional discretionary contributions to the plan in 2015, but may be required to make significantly larger minimum contributions to the plan in future periods.

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

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $42.7 million and $42.1 million for the six-month periods ended June 30, 2015 and 2014, respectively. In 2015, we expect total expenditures for capital improvements to be approximately $120.0 million, primarily related to expenditures on our new corporate headquarters building, office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $63.5 million and $1,402.0 million in the six-month periods ended June 30, 2015 and 2014, respectively. In addition, during the six-month period ended June 30, 2015, we issued 5.3 million shares ($250.0 million) of our common stock as payment for a portion of the total consideration paid for 2015 acquisitions and earnout payments made in 2015. During the six-month period ended June 30, 2014, we issued 1.9 million shares ($82.4 million) of our common stock as payment for consideration paid for 2014 acquisitions and earnout payments made in 2014. We completed twenty-four acquisitions and twenty-six acquisitions in the six-month periods ended June 30, 2015 and 2014, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2015 and 2014 totaled approximately $123.5 million and $514.9 million, respectively. In the six-month period ended June 30, 2015, we funded substantially all of our acquisitions activity using a mix of our common stock, debt and cash from operations. We expect to use debt, cash from operations and our common stock to fund all or a portion of acquisitions we complete through the remainder of 2015.

Dispositions - During the six-month periods ended June 30, 2015 and 2014, we sold several books of business and recognized one-time gains of $4.4 million and $1.7 million, respectively. We received cash proceeds of $4.4 million and $2.7 million related to the 2015 and 2014 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2015, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2015 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2015, is $98.5 million to $107.5 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2015. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain at current levels, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2015 through 2021. While we cannot accurately forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 54 and 55 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

We have an unsecured multicurrency credit agreement (which we refer to as the Credit Agreement), which expires on September 19, 2018, with a group of fifteen financial institutions. Our Credit Agreement provides for a revolving credit commitment of up to $600.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $50.0 million may be used for the making of swing loans, as defined in the Credit Agreement. We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment up to a maximum aggregate revolving credit commitment of $850.0 million. At June 30, 2015, $155.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and $22.6 million of outstanding letters of credit, $422.4 million remained available under the Credit Agreement at June 30, 2015.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2015, we borrowed $263.0 million and repaid $248.0 million under our Credit Agreement. In the six-month period ended June 30, 2014, we borrowed $870.4 million and repaid $1,247.9 million under the Credit Agreement. Principal uses of the 2015 and 2014 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries that we acquired on June 16, 2014. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At June 30, 2015, $91.6 million of borrowings were outstanding under the Premium Financing Debt Facility. In the six-month period ended June 30, 2015, we had a net reduction in the borrowings outstanding under the Premium Financing Debt Facility of $36.3 million.

On June 24, 2014, we borrowed $700.0 million of private placement debt which was used to fund acquisitions and for general corporate purposes. On December 20, 2013, we entered into a note purchase agreement for private placement debt of $600.0 million that funded on February 27, 2014. We used the proceeds primarily to pay down our line of credit facility. On August 3, 2014, $100.0 million of our private placement debt matured and was paid off. At June 30, 2015, we had $2,125.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2014 and a cash and cash equivalent balance of $321.7 million. See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2015.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2015, we declared $126.4 million in cash dividends on our common stock, or $0.37 per common share, a 3% increase over the six-month period ended June 30, 2014. On July 23, 2015, we announced a quarterly dividend for third quarter 2015 of $0.37 per common share. If the dividend is maintained at $0.37 per common share throughout 2015, the dividend level will result in annualized net cash used by financing activities in 2015 of approximately $256.0 million (based on the number of outstanding shares as of June 30, 2015) or an anticipated increase in cash used of approximately $32.9 million compared to 2014. We make no assurances regarding the amount of any future dividend payments.

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

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $15.6 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley.

During the second quarter ended June 30, 2015, we sold 3,118,807 shares of our common stock under the program at a weighted average price of $48.33 per share, resulting in net proceeds, after sales commissions of approximately $1.5 million to Morgan Stanley, of approximately $149.2 million.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2015 and 2014, were $39.0 million and $36.6 million, respectively. On May 13, 2014, our stockholders approved the 2014 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2011 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 7.0 million shares (less any shares of restricted stock issued under the LTIP – 1.5 million shares of our common stock were available for this purpose as of June 30, 2015) were available for grant under the LTIP at June 30, 2015. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2015 and 2014, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2015 and in future years based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations. See “Litigation and Regulatory Matters” under “Results of Operations - Brokerage” above for information regarding an investigation by the IRS into our micro-captive advisory services, as well as certain matters relating to our operations in the U.K., which could impact our liquidity depending on how such matters are resolved.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2015. We did not have any material dispositions during the six-month periods ended June  30, 2015 and 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2015 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2015 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2015.

At June 30, 2015, we had $2,125.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2015 was $2,243.7 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2015 and the resulting fair values would have been $260.1 million higher than their carrying value (or $2,385.1 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at June 30, 2015 and the resulting fair values would have been $11.6 million lower than their carrying value (or $2,113.4 million).

As of June 30, 2015, we had $155.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2015, and the resulting fair value is not materially different from their carrying value.

At June 30, 2015, we had $91.6 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2015, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2015 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $3.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2015 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $3.2 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2015 and 2014, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2015) and disbursements (in 2014) through various future payment dates. In addition, during the six-month period ended June 30, 2015, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2015 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2015 and 2014. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at June 30, 2015.

Item 4. Controls and Procedures

As of June 30, 2015, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in our internal control over financial reporting during the six-month period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Please see the information set forth in Note 13 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2015:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
April 1 through April 30, 2015	—	$—	—	10,000,000
May 1 through May 31, 2015	18,934	47.24	—	10,000,000
June 1 through June 30, 2015	17,383	49.30	—	10,000,000

Total	36,317	$48.25	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 9 to the unaudited consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2015, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2015 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the second quarter of 2015. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Exhibits

Filed with this Form 10-Q

*10.44	Arthur J. Gallagher & Co. Senior Management Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 31, 2015	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2015

Exhibit Index

*10.44	Arthur J. Gallagher & Co. Senior Management Incentive Plan.

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.