Form 10-K
period 2015-12-31
GALLAGHER ARTHUR J & CO
filed 2016-02-10
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2015 (the last day of the registrant’s most recently completed second quarter) was $7,507,874,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2016 was 177,027,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2016 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage and consulting services and third-party claims settlement and administration services to both domestic and international entities. We believe that our major strength is our ability to deliver comprehensively structured insurance, risk management and consulting services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers.

Since our founding in 1927, we have grown from a one-person agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 20, 2015 edition, and the world’s largest property/casualty third-party claims administrator, according to Business Insurance magazine’s March 30, 2015 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 13% and 25%, respectively, to 2015 revenues. We generate approximately 68% of our revenues from the combined brokerage and risk management segments domestically, with the remaining 32% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K.). Substantially all of the revenues of the corporate segment are generated in the United States (U.S.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2015 of approximately $7.2 billion. Information in this report is as of December 31, 2015 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; the financial impact of retention agreements in our international brokerage operations; and integrating recent acquisitions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

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

•

Risks particular to our risk management segment, including that the trend toward outsourcing claims administration will slow, and that of concentration of large amounts of revenue with certain clients;

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

•

Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other related incentives, relating to our planned new corporate headquarters);

•

Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, (which we refer to as FATCA);

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

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2015, is as follows (in millions):

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$2,338.7	44%	$2,083.0	45%	$1,553.1	49%
Fees	705.8	13%	577.0	12%	432.5	14%
Supplemental commissions	125.5	2%	104.0	2%	77.3	3%
Contingent commissions	93.7	2%	84.7	2%	52.1	2%
Investment income and other	60.3	1%	47.6	1%	11.3	—%

	3,324.0	62%	2,896.3	62%	2,126.3	68%

Risk Management
Fees	726.5	13%	681.3	15%	627.0	19%
Investment income	0.6	—%	1.0	—%	2.0	—%

	727.1	13%	682.3	15%	629.0	19%

Corporate
Clean energy and other investment income	1,341.3	25%	1,047.9	23%	424.3	13%

Total revenues	$5,392.4	100%	$4,626.5	100%	$3,179.6	100%

See 19 to our 2015 consolidated financial statements for additional financial information, including earnings before income taxes and identifiable assets by segment for 2015, 2014 and 2013.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of IRC Section 45 tax credits also impact the trends in our quarterly operating results. See Note 18 to our 2015 consolidated financial statements for unaudited quarterly operating results for 2015 and 2014.

Brokerage Segment

The brokerage segment accounted for 62% of our revenues in 2015. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance, and healthcare exchange and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

We operate our brokerage operations through a network of more than 570 sales and service offices located throughout the U.S. and in 30 other countries. Most of these offices are fully staffed with sales and service personnel. In addition, we offer client-service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 83% of our brokerage segment revenues in 2015. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

Aviation	Disability	General Liability	Products Liability
Casualty	Earthquake	Health & Welfare	Professional Liability
Claims Advocacy	Errors & Omissions	Healthcare Analytics	Property
Commercial Auto	Exchange Solutions	Human Resources	Retirement
Compensation	Executive Benefits	Institutional Investment	Voluntary Benefits
Cyber Liability	Fiduciary Services	Loss Control	Wind
Dental	Fine Arts	Marine	Workers’ Compensation
Directors & Officers Liability	Fire	Medical

Our retail brokerage operations are organized into approximately 500 office locations primarily located in the U.S., Australia, Canada, the Caribbean, New Zealand and the U.K., and operate within certain key niche/practice groups, which account for approximately 68% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 17% of our brokerage segment revenues in 2015. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 70 office locations primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases, we act as a brokerage wholesaler and, in other cases, we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 80% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as one of the largest domestic managing general agents/underwriting managers/wholesale brokers/Lloyds coverholders according to Business Insurance magazine’s August 31, 2015 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 13% of our revenues in 2015. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 69% of our risk management segment’s revenues are from workers’ compensation related claims, 27% are from general and commercial auto liability related claims and 4% are from property related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

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

While this segment complements our insurance brokerage offerings, more than 90% of our risk management segment’s revenues come from non-affiliated brokerage customers, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as the world’s largest property/casualty third party claims administrator according to Business Insurance magazine’s March 30, 2015 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies, captives;

•	Program business and the outsourcing of insurance company claims departments; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 25% of our revenues in 2015. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2015 resulted primarily from our consolidation of refined fuel operations that we control and own more than 50% of and from leased facilities we operate and control. At December 31, 2015, significant investments managed by this segment include:

Clean Coal Related Ventures

We have a 46.5% interest in Chem-Mod LLC (Chem-Mod), a privately-held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We also have a 12.0% interest in a privately-held start-up enterprise, C-Quest Technology LLC, which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels.

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

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2015 were as follows (in millions):

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage and risk management segments
United States	$2,713.9	68%	$2,405.9	68%	$2,118.3	77%
United Kingdom	766.9	19%	726.2	20%	427.9	15%
Australia	256.7	6%	236.6	7%	152.6	6%
Canada	136.6	3%	85.0	2%	32.6	1%
New Zealand	122.6	3%	81.3	2%	1.5	—%
Other foreign	54.4	1%	43.6	1%	22.4	1%

Total brokerage and risk management	4,051.1	100%	3,578.6	100%	2,755.3	100%

Corporate segment, substantially all United States	1,341.3		1,047.9		424.3

Total revenues	$5,392.4		$4,626.5		$3,179.6

See Notes 6, 16 and 17 to our 2015 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings before income taxes and identifiable assets, by segment, for 2015, 2014 and 2013.

International and Other Brokerage Related Operations

The majority of our international brokerage operations are in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K., targeting small to medium enterprise risks.

We operate primarily as a retail commercial property and casualty broker throughout more than 35 locations in Australia, 35 locations in Canada and 25 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 90 locations. We also have an underwriting operation for clients to access the Lloyd’s of London and other international insurance markets, and a program operation offering customized risk management products and services to U.K. public entities.

In Bermuda, we act principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provide services relating to the formation and management of offshore captive insurance companies.

We also have strategic brokerage alliances with a variety of international brokers in countries where we do not have a local office presence. Through a network of correspondent insurance brokers and consultants in more than 150 countries, we are able to fully serve our clients’ coverage and service needs in virtually any geographic area.

Captive insurance companies

We have ownership interests in several insurance and reinsurance companies based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company; all insurance is assumed or written within individual Captive Cells. Most Captive Cells reinsure individual lines of insurance coverage from external insurance companies. In addition, some Captive Cells offer individual lines of insurance coverage from one of our insurance company subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an insurance company and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts or letters of credit to limit our risk.

We have a wholly owned insurance company subsidiary based in the U.S. that cedes all of its insurance to reinsurers or captives under facultative and quota share treaty reinsurance agreements. These reinsurance arrangements diversify our business and minimize our exposure to losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer of its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit, to fully offset the risk.

See Item 1A. “Risk Factors” for information regarding risks attendant to these foreign operations.

International Risk Management Operations

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

Markets and Marketing

We manage our brokerage operations through a network of more than 570 sales and service offices located throughout the U.S. and in 30 other countries. We manage our third-party claims adjusting operations through a network of more than 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2015, our largest single customer accounted for approximately 1% of our revenues from the combined brokerage and risk management segments and our ten largest customers represented 4% of our revenues from the combined brokerage and risk management segments in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

According to Business Insurance magazine’s July 20, 2015 edition, we were the fourth largest insurance broker worldwide based on total revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete with Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Jardine Lloyd Thomson Group plc, Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.), Willis Towers Watson Public Limited Company, mid-market firms such as Lockton, USI Holdings, and Wells Fargo and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies.

Our wholesale brokerage and binding operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Swett & Crawford Group, Inc., as well as a vast number of local and regional wholesalers.

We also compete with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with us.

Risk Management Segment

Our risk management operation currently ranks as the world’s largest property/casualty third party claims administrator based on revenues, according to Business Insurance magazine’s March 30, 2015 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company), ESIS (a subsidiary of ACE Limited) and CorVel. Several large insurance companies, such as Travelers and Zurich Insurance, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that the primary factor determining our competitive position is reputation for outstanding service and the ability to resolve customers’ losses in the most cost-efficient manner possible.

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

Business Combinations

We completed and integrated 383 acquisitions from January 1, 2002 through December 31, 2015, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our focus market areas. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. The total purchase price for individual acquisitions have typically ranged from $1.0 million to $50.0 million, although in 2014 we completed three large acquisitions with an aggregate purchase price consideration in excess of $1,700.0 million.

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

See Note 3 to our 2015 consolidated financial statements for a summary of our 2015 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2015, we had approximately 21,500 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

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

We have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an insurer with whom we place business could result in errors and omissions claims against us by our clients, and the failure of errors and omissions insurance carriers could make the errors and omissions insurance we rely upon cost prohibitive or unavailable, which could adversely affect our results of operations and financial condition. In addition, if carriers merge or if a large carrier fails or withdraws from offering certain lines of coverage, overall underwriting capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

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

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

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

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets, two of which have revenues significantly larger than ours. The third firm, Willis Group Holdings Ltd., recently completed a merger with a large benefits and human resources firm, and the new combined firm is significantly larger than we are. In addition, various other competing firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our risk management operation also faces significant competition from stand-alone firms as well as divisions of larger firms.

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

Our acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth. Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and private equity-backed consolidators could make it more difficult for us to identify appropriate targets and could make them more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of large acquisitions than we have historically.

Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that the acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, human resources, or organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could also result in goodwill impairment charges.

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

Our future success depends, in part, on our ability to attract and retain both new talent and experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and we have lost key brokers and groups of brokers to competitors in the past. Such departures could lead to the loss of clients and intellectual property. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel (including the key personnel that manage our interests in our IRC Section 45 investments), or our inability to identify, recruit and retain highly skilled personnel, could materially and adversely affect our business, operating results and financial condition.

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

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. These and other international regulatory risks are described below under “Regulatory, Legal and Accounting Risks;”

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

•	Political and economic instability, particularly in emerging markets (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances and multiple time zones, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•

Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business;

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

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

We face a variety of risks in our risk management operations that are distinct from those we face in our brokerage operations.

Our risk management operations face a variety of risks distinct from those faced by our brokerage operations, including the risks that:

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

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

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

Our future success depends, in part, on our ability to develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

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

Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators, stockholders and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, these types of incidents could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, compromise confidential business information, result in intellectual property or other confidential information being lost or stolen, including client, employee or company data, which could harm our competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them.

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

Data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions and countries in which we operate. For example, in 2015, the European Court of Justice invalidated a key safe harbor relied upon by many businesses to transfer personal data legally from the European Union to the U.S. There is a growing body of international data protection law, which, in part, includes security breach notification obligations, more stringent operational requirements and significant penalties for non-compliance. In addition, legislators in the U.S. are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.

Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the Securities and Exchange Commission (SEC), the Department of Justice (DOJ), the Internal Revenue Service (IRS) and the Office of Foreign Assets Control (OFAC) in the U.S., the Financial Conduct Authority (FCA) in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, carriers and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

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

For example, the method by which insurance brokers are compensated has received substantial scrutiny in the past fifteen years because of the potential for conflicts of interest. The potential for conflicts of interest arises when a broker is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation we receive for our work as insurance brokers is in the form of retail commissions and fees. We receive additional revenue from insurance companies, separate from retail commissions and fees, including, among other things, contingent and supplemental commissions and payments for consulting and analytics services provided to insurance carriers. Future changes in the regulatory environment may impact our ability to collect these additional revenue streams. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.

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

We may also be subject to legal liability and reputational damage if we violate U.S. trade sanctions administered by OFAC, the European Union and the United Nations, and trade sanction laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012.

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

As more fully described in Note 14 to our consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS. In addition, we were named in a lawsuit asserting that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

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

See Note 13 to our consolidated financial statements for a description of these investments. Our ability to generate returns and avoid write-offs in connection with these investments is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties set forth below.

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

•

Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown or mild weather and a corresponding decline in the use of electricity. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

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

•

Moving a commercial refined coal plant. Changes in circumstances, such as those described above, may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital. Five plants do not currently have long-term production contracts, and may have to be moved once negotiations for such contracts are finalized. In addition, if for any reason one or more of these operations are unable to satisfy regulatory permitting requirements and the utilities at which they are installed are unable to timely obtain long-term permits, we may not be able to generate additional earnings from these operations.

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

•

Intellectual property risks. There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. In July 2014, we were named in a lawsuit asserting that we and other defendants are liable for infringement of a patent held by Nalco Company. Since the filing of the lawsuit, we have twice filed motions to dismiss on behalf of all defendants, alleging no infringement of Nalco’s intellectual property, and each time the court has granted our motion but has given Nalco Company leave to replead its complaint. Nalco filed its most recent amended complaint in November 2015 and we again moved to dismiss, alleging no infringement of Nalco’s intellectual property. The court is currently scheduled to rule on this motion on April 20, 2016. Although we believe that the probability of a material loss is remote, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding. If Chem-Mod (or we and our investment and operational partners) cannot defeat or defend this or other such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

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

The construction and operation of the IRC Section 45 operations are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Failure of The Chem-Mod™ Solution utilized at coal-fired generation facilities, for example, could result in violations of air emissions permits. Additionally, some environmental laws, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The Chem-Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. For example, we and our partners could face the risk of product and environmental liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators will result in that facility owner or operator accepting full responsibility for any environmental damage. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, diminution of property or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits and force compliance. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental claim. If significant uninsured losses arise from environmental damage or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

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

As of December 31, 2015, we had total consolidated debt outstanding of approximately $2.5 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. It will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

Further, we derive a significant portion of our revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are paid from the U.S., it is important to be able to access the cash generated by our operating subsidiaries located outside the U.S in the event we are unable to meet these U.S. based cash requirements.

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

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, stock appreciation rights, options or warrants to purchase our shares of our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units or performance stock units vest, our shareholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the insurance brokerage or financial services industries in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

•

The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

•	Market volatility;

•	A negative market reaction to announced acquisitions;

•	Competitive pressures in each of our segments;

•	General conditions in the insurance brokerage and insurance industries;

•	Legal proceedings;

•	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws;

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 14 to our 2015 consolidated financial statements for information with respect to our lease commitments as of December 31, 2015.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	63	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	52	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	53	Controller since 1997, Chief Accounting Officer since 2001

Joel D. Cavaness	54	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997

James W. Durkin, Jr.	66	Corporate Vice President, President of our Employee Benefit Brokerage Operation since 1985

Thomas J. Gallagher	57	Corporate Vice President since 2001, Chairman of our International Brokerage Operation since 2010

James S. Gault	63	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation since 2002

Douglas K. Howell	54	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	54	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. Pietrucha	48	Corporate Vice President, Chief Human Resource Officer since 2007

David E. McGurn, Jr. *	61	Corporate Vice President since 1993, Chairman of our Wholesale Brokerage Operation since 2001

*	In January 2016, Mr. McGurn ceased being an executive officer.

We have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2014 through December 31, 2015 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2015
First	$48.71	$44.24	$.37
Second	49.59	46.30	.37
Third	48.33	39.99	.37
Fourth	44.54	39.43	.37
2014
First	$49.46	$44.02	$.36
Second	48.38	42.97	.36
Third	47.95	44.22	.36
Fourth	49.24	43.36	.36

As of January 31, 2016, there were approximately 1,000 holders of record of our common stock.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2015	—	$—	—	10,000,000

November 1 through November 30, 2015	7,895	43.58	—	10,000,000

December 1 through December 31, 2015	21,267	41.36	—	10,000,000

Total	29,162	$41.96	—

(1)

Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 10 to the consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2015, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2015 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2015. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2015 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$2,338.7	$2,083.0	$1,553.1	$1,302.5	$1,127.4
Fees	1,432.3	1,258.3	1,059.5	971.7	870.2
Supplemental commissions	125.5	104.0	77.3	67.9	56.0
Contingent commissions	93.7	84.7	52.1	42.9	38.1
Investment income and other	1,402.2	1,096.5	437.6	135.3	43.0

Total revenues	5,392.4	4,626.5	3,179.6	2,520.3	2,134.7
Total expenses	5,098.9	4,335.0	2,888.6	2,259.2	1,925.1

Earnings before income taxes	293.5	291.5	291.0	261.1	209.6
Provision (benefit) for income taxes	(95.6)	(36.0)	6.4	50.3	63.7

Net earnings	389.1	327.5	284.6	210.8	145.9
Net earnings attributable to noncontrolling interests	32.3	24.1	16.0	15.8	1.8

Net earnings attributable to controlling interests	$356.8	$303.4	$268.6	$195.0	$144.1

Per Share Data:
Diluted net earnings per share (1)	2.06	1.97	2.06	1.59	1.28
Dividends declared per common share (2)	1.48	1.44	1.40	1.36	1.32
Share Data:
Shares outstanding at year end	176.9	164.6	133.6	125.6	114.7
Weighted average number of common shares outstanding	172.2	152.9	128.9	121.0	111.7
Weighted average number of common and common equivalent shares outstanding	173.2	154.3	130.5	122.5	112.5
Consolidated Balance Sheet Data:
Total assets	$10,913.8	$10,010.0	$6,860.5	$5,352.3	$4,483.5
Long-term debt less current portion	2,075.0	2,125.0	825.0	725.0	675.0
Total stockholders’ equity	3,688.2	3,305.1	2,114.8	1,672.8	1,245.4

Return on beginning stockholders’ equity (3)	11%	14%	16%	16%	13%
Employee Data:
Number of employees - at year end	21,537	20,240	16,336	13,707	12,383

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.

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

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume underwriting risks. We are headquartered in Itasca, Illinois, have operations in 30 other countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants. In 2015, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 68% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 32% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on 2015 revenues). We expect that our international revenue will continue to grow as a percentage of our total revenues in 2016 compared to 2015, given the number and size of the non-U.S. acquisitions that we completed in 2013, 2014 and 2015. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 13% and 25%, respectively, to 2015 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

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

Overview and 2015 Financial Highlights

We have generated positive organic growth in the last nineteen quarterly periods in both our brokerage and risk management segments. We believe our customers are cautiously optimistic about their business prospects.

Our operating results improved in 2015 compared to 2014 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were up 15% and 19%, respectively, base organic commission and fee revenues were up 3.3%, net earnings were up 2%, adjusted EBITDAC was up 22% and adjusted EBITDAC margins were up 70 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were up 7% and 10%, respectively, organic fees were up 11.3%, net earnings were up 36%, adjusted EBITDAC was up 18% and adjusted EBITDAC margins were up 130 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were both up 17%, total organic growth was 5.1%, net earnings were up 6%, adjusted EBITDAC was up 22% and adjusted EBITDAC margins increased by 92 basis points.

•

Our acquisition program and our integration efforts are meeting our expectations. During the fourth quarter of 2015, the brokerage segment completed 15 acquisitions with annualized revenues of $46.3 million, bringing the total for 2015 to 44 acquisitions with annualized revenues of $230.8 million.

•

In our corporate segment, the net after tax earnings from our clean energy investments was $100.9 million in 2015. We anticipate our clean energy investments will generate between $110.0 million and $124.0 million of net earnings in 2016. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

Headquarters relocation - We plan to relocate our headquarters to the city of Rolling Meadows, Illinois (a suburb of Chicago approximately 4 miles from our current location) during early 2017. We purchased the property for our new headquarters in February 2014 for approximately $13.4 million and began redeveloping it in August 2015. We expect that redevelopment and relocation costs could total approximately $145 million. Offsetting these costs are redevelopment tax incentives from the State of Illinois and property tax incentives from the city of Rolling Meadows, which together could total between $60.0 million and $80.0 million. Both the state and city tax credits depend upon our creating and maintaining a minimum number of jobs over certain periods of time. We do not anticipate any difficulty meeting these requirements.

The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 revenues, EBITDAC and diluted net earnings (loss) per share. As stated above, comparing 2015 to 2014 results, net earnings were up 2% in our brokerage segment, 36% in our risk management segment and up 6% for the two segments combined.

Year Ended December 31,							Diluted Net Earnings
	Revenues			EBITDAC			(Loss) Per Share
Segment	2015	2014	Chg	2015	2014	Chg	2015	2014	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$3,317.3	$2,795.0	19%	$866.8	$709.5	22%	$2.14	$1.99	8%
U.K. statutory income tax rate change	—	—		—	—		0.02	—
Net gains on book sales	6.7	7.3		6.7	7.3		0.03	0.03
Acquisition integration	—	—		(100.9)	(67.1)		(0.40)	(0.33)
Workforce and lease termination	—	—		(23.0)	(7.8)		(0.09)	(0.03)
Acquisition related adjustments	—	—		(3.4)	(1.1)		(0.16)	(0.02)
Levelized foreign currency translation	—	94.0		—	22.3		—	0.06

Brokerage, as reported	3,324.0	2,896.3		746.2	663.1		1.54	1.70

Risk Management, as adjusted	728.1	660.4	10%	126.0	106.6	18%	0.36	0.34	6%
Client run-off/bankruptcy	(1.0)	—		(4.0)	(12.9)		(0.02)	(0.05)
Workforce and lease termination	—	—		(2.9)	(1.0)		(0.01)	—
Claim portfolio transfer ramp up	—	—		—	(6.4)		—	(0.03)
Levelized foreign currency translation	—	21.9		—	5.4		—	0.02

Risk Management, as reported	727.1	682.3		119.1	91.7		0.33	0.28

Total Brokerage and Risk Management, as reported	$4,051.1	$3,578.6		$865.3	$754.8		1.87	1.98

Corporate, as adjusted							0.09	(0.02)
Retirement plan de-risking strategies							—	(0.08)
Non-cash gains on changes in ownership levels							—	0.09
Litigation settlement net gain							0.10	—

Corporate, as reported							0.19	(0.01)

Total Company, as reported							$2.06	$1.97

Total Brokerage and Risk Management, as adjusted	$4,045.4	$3,455.4	17%	$992.8	$816.1	22%	$2.50	$2.33	7%

Total Company, as adjusted							$2.59	$2.31	12%

We achieved these results by, among other things, demonstrating expense discipline and headcount control, continuing to pursue our acquisition strategy and generating organic growth in our core businesses. In 2015, we continued to expand our international operations through both acquisitions and organic growth. In both 2015 and 2014, 32% of our total revenues were generated internationally in our combined brokerage and risk management segments, compared with 23% in 2013. We expect international revenues to be approximately the same percentage of total revenues for the combined brokerage and risk management segments in 2016.

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

The first quarter 2015 Council of Insurance Agents & Brokers (which we refer to as the CIAB) survey indicated that rates retracted modestly by 2.3% on average, across all lines, which was in line with the basically flat to slightly lower rate trend noted in the fourth quarter 2014 survey. The second quarter 2015 CIAB survey indicated that rates retracted by 3.3% on average, across all lines, continuing the downward trend from the first quarter 2015 survey. The third quarter 2015 CIAB survey indicated that rates retracted by 3.1% on average, across all lines, continuing the downward trend from the second quarter 2015 survey. The fourth quarter 2015 CIAB survey indicated that 2015 closed as it began, with continued decreases in commercial property casualty rates across small, medium and large accounts. Rates decreased by 2.8%, on average, across all lines. Large accounts experienced a decrease of 3.7%, medium accounts decreased by 3.0% and small accounts decreased by 1.5%. In 2016, while we see retail property/casualty rates as a headwind, we do see property/casualty exposure growth offsetting this partially. We also see employment growth and complexity surrounding the Affordable Care Act as tailwinds for our employee benefit units. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. We believe similar conditions exist as we start the January 1, 2016 renewal season. Internationally, we see a similar market in U.K. retail and in Canada, but substantially more softening in London Specialty, Australia and New Zealand. Overall, we believe a modestly-down rate environment can be partially mitigated through exposure unit growth in certain lines and by our professionals demonstrating our expertise and high quality value added capabilities by strengthening our clients’ insurance portfolio in these times. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, rates decreased at a moderate pace, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will continue due to the uncertainty of the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

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

Twenty-nine plants are under long-term production contracts with several utilities. The remaining five plants are in various stages of seeking and negotiating long-term production contracts.

We also own a 46.5% controlling interest in Chem-Mod, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $4.0 million to $5.0 million of net after-tax earnings per quarter.

Our current estimate of the 2016 annual after-tax earnings that could be generated from all of our clean energy investments in 2016 is between $110.0 million to $124.0 million. If we continue to have success entering into additional long-term production contracts, we estimate that we could generate more after-tax earnings in 2017 and beyond.

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

In May 2014, the Financial Accounting Standards Board (which we refer to as the FASB) issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. See Note 2 to our consolidated financial statements for a discussion of the new accounting guidance.

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

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 16 to our consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

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

We review all of our intangible assets for impairment at least annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform these impairment reviews at the reporting unit level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews in 2015, 2014 and 2013, we wrote off $11.5 million, $1.8 million and $2.2 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions in our brokerage segment. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections that are developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our consolidated financial statements for additional discussion on our 2015 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2015 business combinations. We did not have any material dispositions in 2015, 2014 and 2013.

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

Adjusted presentation - We believe that the adjusted presentation of our 2015, 2014 and 2013 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude net gains realized from sales of books of business, acquisition integration costs, claim portfolio transfer and South Australia ramp up fees/costs, New South Wales client run-off costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Acquisition related adjustments include impairment charges, change in estimated acquisition earnout payables adjustments, impacts of acquisition valuation true-ups and acquisition related compensation charges. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

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

These revenue items are excluded from organic revenues in order to determine a comparable measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2016 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this measure allows financial statement users to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) and organic revenue measures.

Segment Reclassification - In first quarter 2015, we transferred management of a claims handling operation from the brokerage segment to the risk management segment. Total revenues related to this operation were $19.6 million, $18.0 million and $18.0 million in 2015, 2014 and 2013, respectively. We made the applicable segment reclassifications to the prior-period amounts to conform to the current-period presentation. The changes in the segment structure affect only the manner in which the results for the reportable segments were previously reported. These reclassifications did not impact our previously reported consolidated net earnings. See Note 1 to our unaudited consolidated financial statements included herein for an additional discussion on the reclassification of amounts between the brokerage and risk management segments.

Brokerage Segment

The brokerage segment accounted for 62% of our revenue in 2015. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - During January and February 2015, five senior employees of our U.K.-based international brokerage operation, including the chief executive officer and chief financial officer, resigned from the company and disclosed that they intended to work for another insurance brokerage firm. In April 2015, we commenced litigation against the former chief executive officer, the former chief financial officer and a third-party financial advisor. Among other things, the litigation sought damages for breach of fiduciary duty, breach of contract and taking of corporate opportunities. On August 26, 2015, we announced that we had settled the litigation for total payments to us of approximately £20.0 million (or $31.0 million). In addition, certain of the former executives agreed to repay employee loans and retention awards totaling approximately £2.0 million (or $3.1 million).

A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which event could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2015 and 2014, our micro-captive operations contributed approximately $3.9 million and $5.0 million, respectively, in EBITDAC and $1.9 million and $2.5 million, respectively, in net earnings to our consolidated results. Due to the fact that the IRS is still completing its investigation and has not made any allegation against us, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for 2015, 2014 and 2013 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2015	2014	Change	2014	2013	Change
Commissions	$2,338.7	$2,083.0	$255.7	$2,083.0	$1,553.1	$529.9
Fees	705.8	577.0	128.8	577.0	432.5	144.5
Supplemental commissions	125.5	104.0	21.5	104.0	77.3	26.7
Contingent commissions	93.7	84.7	9.0	84.7	52.1	32.6
Investment income	53.6	40.3	13.3	40.3	6.1	34.2
Gains realized on books of business sales	6.7	7.3	(0.6)	7.3	5.2	2.1

Total revenues	3,324.0	2,896.3	427.7	2,896.3	2,126.3	770.0

Compensation	1,939.7	1,703.1	236.6	1,703.1	1,277.9	425.2
Operating	638.1	530.1	108.0	530.1	364.7	165.4
Depreciation	54.4	44.4	10.0	44.4	30.8	13.6
Amortization	237.3	186.3	51.0	186.3	122.3	64.0
Change in estimated acquisition earnout payables	41.1	17.6	23.5	17.6	3.4	14.2

Total expenses	2,910.6	2,481.5	429.1	2,481.5	1,799.1	682.4

Earnings before income taxes	413.4	414.8	(1.4)	414.8	327.2	87.6
Provision for income taxes	145.3	151.0	(5.7)	151.0	122.2	29.3

Net earnings	268.1	263.8	4.3	263.8	205.0	58.3
Net earnings attributable to noncontrolling interests	1.7	0.9	0.8	0.9	1.7	(1.3)

Net earnings attributable to controlling interests	$266.4	$262.9	$3.5	$262.9	$203.3	$59.6

Diluted net earnings per share	$1.54	$1.70	$(0.16)	$1.70	$1.56	$0.14

Other Information
Change in diluted net earnings per share	(9%)	9%		9%	24%
Growth in revenues	15%	36%		36%	17%
Organic change in commissions and fees	4%	4%		4%	6%
Compensation expense ratio	58%	59%		59%	60%
Operating expense ratio	19%	18%		18%	17%
Effective income tax rate	35%	36%		36%	37%
Workforce at end of period (includes acquisitions)	15,920	14,880		14,880	11,105
Identifiable assets at December 31	$8,969.7	$8,386.2		$8,386.2	$5,494.6
EBITDAC
Net earnings	$268.1	$263.8	$4.3	$263.8	$205.5	$58.3
Provision for income taxes	145.3	151.0	(5.7)	151.0	121.7	29.3
Depreciation	54.4	44.4	10.0	44.4	30.8	13.6
Amortization	237.3	186.3	51.0	186.3	122.3	64.0
Change in estimated acquisition earnout payables	41.1	17.6	23.5	17.6	3.4	14.2

EBITDAC	$746.2	$663.1	$83.1	$663.1	$483.7	$179.4

EBITDAC margin	22%	23%		23%	23%
EBITDAC growth	13%	37%		37%	27%

The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 EBITDAC and adjusted EBITDAC and 2014 and 2013 EBITDAC and adjusted EBITDAC (in millions):

	2015	2014	2013
Total EBITDAC - see computation above	$746.2	$663.1	$483.7
Gains from books of business sales	(6.7)	(7.3)	(5.2)
Acquisition integration	100.9	67.1	23.8
Acquisition related adjustments	3.4	1.1	—
Workforce and lease termination related charges	23.0	7.8	7.9
Levelized foreign currency translation	—	(22.3)	(0.2)

Adjusted EBITDAC	$866.8	$709.5	$510.0

Adjusted EBITDAC change	22.2%	43.5%	23.4%

Adjusted EBITDAC margin - see page 25	26.1%	25.4%	23.9%

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of Crombie/OAMPS (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of Giles Group of Companies (which we refer to as Giles), our August 12, 2013 acquisition of Bollinger, Inc. (which we refer to as Bollinger) and our May 12, 2011 acquisition of HLG Holdings, Ltd. (which we refer to as Heath Lambert) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The Noraxis integration costs in 2015 totaled $7.4 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in 2015 totaled $23.4 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2015 totaled $69.0 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The Giles and Oval integration costs in 2014 totaled $37.1 million and were primarily related to the consolidation of offices in the U.K., technology costs, the onboarding of over 2,000 employees and incentive compensation. The Bollinger integration costs in 2014 totaled $10.7 million and were primarily related to technology costs, the onboarding of over 500 employees and incentive compensation. The full integration of the Bollinger operations into our existing operations was completed in the fourth quarter of 2014. The Crombie/OAMPS integration costs in 2014 totaled $16.5 million and were primarily related to technology costs, the onboarding of over 1,700 employees and incentive compensation. The Noraxis integration costs in 2014 totaled $2.8 million and were primarily related the onboarding of over 650 employees. The full integration of the Heath Lambert operations into our existing operations was completed in the third quarter of 2013. Integration costs related to these acquisitions for the full year in 2016 are estimated to be less than half of what they were in 2015.

Commissions and fees - The aggregate increase in commissions and fees for 2015 was principally due to revenues associated with acquisitions that were made during 2015 ($390.6 million). Commissions and fees in 2015 included new business production of $345.2 million, which was offset by lost business and renewal rate decreases of $287.3 million. The aggregate increase in commissions and fees for 2014 was principally due to revenues associated with acquisitions that were made during 2014 ($595.2 million). Commissions and fees in 2014 included new business production and renewal rate increases of $281.9 million, which was offset by lost business of $202.7 million. The organic change in base commission and fee revenues was 3% in 2015, 4% in 2014 and 6% in 2013. Commission revenues increased 12% and fee revenues increased 22% in 2015 compared to 2014, respectively. Commission revenues increased 34% and fee revenues increased 33% in 2014 compared to 2013, respectively.

London Reinsurance Operation - In February 2014, we formed a start-up reinsurance joint venture, Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum) with Grahame Chilton, who has since become the CEO of our International Brokerage Division. We own 33% of Capsicum and Mr. Chilton owns approximately 50% of Capsicum. In late December 2014, the venture was reorganized and we became the controlling partner, yet still participate in approximately 33% of the venture’s net operating results. Accordingly, effective January 1, 2015 we are required to consolidate 100% of the venture’s results within our brokerage segment, and reflect approximately 67% of the venture’s results in our consolidated statement of earnings in the line entitled “Net earnings attributable to noncontrolling interests,” also within the brokerage segment. See Note 1 to our consolidated financial statements included herein for a discussion of a change in presentation pertaining to amounts attributable to noncontrolling interests.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2015, 2014 and 2013 include the following (in millions):

	2015 Organic Revenue		2014 Organic Revenue		2013 Organic Revenue
	2015	2014	2014	2013	2013	2012
Commissions and Fees
Commission revenues as reported	$2,338.7	$2,083.0	$2,083.0	$1,553.1	$1,553.1	$1,302.5
Fee revenues as reported	705.8	577.0	577.0	432.5	432.5	387.4
Less commission and fee revenues from acquisitions	(390.6)	—	(595.2)	—	(216.8)	—
Less disposed of operations	—	(9.1)	—	(8.5)	—	(6.2)
Levelized foreign currency translation	—	(82.1)	—	9.7	—	(6.7)

Organic base commission and fee revenues	$2,653.9	$2,568.8	$2,064.8	$1,986.8	$1,768.8	$1,677.0

Organic change in base commission and fee revenues	3.3%		3.9%		5.5%

Supplemental Commissions
Supplemental commissions as reported	$125.5	$104.0	$104.0	$77.3	$77.3	$67.9
Less supplemental commissions from acquisitions	(9.1)	—	(25.2)	—	(5.4)	—
Levelized foreign currency translation	—	(3.5)	—	1.0	—	(0.3)

Organic supplemental commissions	$116.4	$100.5	$78.8	$78.3	$71.9	$67.6

Organic change in supplemental commissions	15.8%		0.6%		6.4%

Contingent Commissions
Contingent commissions as reported	$93.7	$84.7	$84.7	$52.1	$52.1	$42.9
Less contingent commissions from acquisitions	(11.6)	—	(19.9)	—	(8.8)	—
Levelized foreign currency translation	—	(1.4)	—	(0.2)	—	(0.1)

Organic contingent commissions	$82.1	$83.3	$64.8	$51.9	$43.3	$42.8

Organic change in contingent commissions	(1.4%)		24.9%		1.2%

Combination Calculations
Organic change in commissions and fees and supplemental commissions	3.8%		3.8%		5.5%

Total organic change in commissions and fees, supplemental commissions and contingent commissions	3.6%		4.3%		5.4%

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2015, 2014 and 2013 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

	Q1	Q2	Q3	Q4	Full Year
2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

2013
Reported supplemental commissions	$17.3	$18.3	$17.8	$23.9	$77.3
Reported contingent commissions	22.5	14.5	6.5	8.6	52.1

Reported supplemental and contingent commissions	$39.8	$32.8	$24.3	$32.5	$129.4

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $6.7 million, $7.3 million and $5.2 million in 2015, 2014 and 2013, respectively. Investment income in 2015 increased compared to 2014 primarily due to the interest income from premium financing generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Investment income in 2014 increased compared to 2013 primarily due to the interest income from premium financing generated by the Crombie/OAMPS operations which were acquired on June 16, 2014.

The reported investment income and gains realized on books of business sales for 2015 include premium financing income primarily generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Operating results of the Crombie/OAMPS premium financing business recognized by us in 2015 are as follows (in millions):

	2015	2014
Premium financing interest and fee income (included in the investment income line)	$37.4	$26.7

Revenues	37.4	26.7

Compensation and commissions (included in the compensation expense line)	14.2	9.9
Operating costs and premium financing interest (included in the operating expense line)	14.2	10.8

Expenses	28.4	20.7

EBITDAC	$9.0	$6.0

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 compensation expense and 2014 and 2013 compensation expense (in millions):

	2015	2014	2013
Reported amounts	$1,939.7	$1,703.1	$1,277.9
Acquisition integration	(38.3)	(45.3)	(10.9)
Workforce and lease termination related charges	(20.0)	(7.2)	(7.6)
Acquisition related adjustments	(3.4)	(1.1)	—
Levelized foreign currency translation	—	(53.6)	8.6

Adjusted amounts	$1,878.0	$1,595.9	$1,268.0

Adjusted revenues - see page 25	$3,317.3	$2,795.0	$2,131.9

Adjusted ratios	56.6%	57.1%	59.5%

The increase in compensation expense in 2015 compared to 2014 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($195.6 million in the aggregate), increases in employee benefits expense ($27.2 million), severance related costs ($12.8 million), stock compensation expense ($4.4 million), and temporary staffing ($0.6 million), offset by a decrease in deferred compensation ($4.0 million). The increase in employee headcount in 2015 compared to 2014 primarily relates to the addition of employees associated with the acquisitions that we completed in 2015 and new production hires.

The increase in compensation expense in 2014 compared to 2013 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($373.5 million in the aggregate), increases in employee benefits expense ($44.1 million), stock compensation expense ($4.3 million), deferred compensation ($1.9 million) and temporary staffing ($1.7 million) offset by a decrease in severance related costs ($0.3 million). The increase in employee headcount in 2014 compared to 2013 primarily relates to the addition of employees associated with the acquisitions that we completed in 2014 and new production hires.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 operating expense and 2014 and 2013 operating expense (in millions):

	2015	2014	2013
Reported amounts	$638.1	$530.1	$364.7
Acquisition integration	(62.6)	(21.8)	(13.2)
Workforce and lease termination related charges	(3.0)	(0.6)	—
Levelized foreign currency translation	—	(18.1)	2.4

Adjusted amounts	$572.5	$489.6	$353.9

Adjusted revenues - see page 25	$3,317.3	$2,795.0	$2,131.9

Adjusted ratios	17.3%	17.5%	16.6%

The increase in operating expense in 2015 compared to 2014 was due primarily to increases in technology expenses ($30.5 million), outside consulting fees ($16.3 million), business insurance ($12.9 million), real estate expenses ($11.4 million), meeting and client entertainment expenses ($10.0 million), professional and banking fees ($7.7 million), bad debt expense ($6.4 million), licenses and fees ($4.8 million), employee expense ($2.4 million), lease termination charges ($2.4 million), other expense ($2.3 million), outside services expense ($0.6 million), premium financing interest expense ($0.4 million), interest expense ($0.1 million) and an unfavorable foreign currency translation ($1.3 million), slightly offset by a decrease in office supplies ($1.4 million). Also contributing to the increase in operating expense in 2015 were increased expenses associated with the acquisitions completed in 2015.

The increase in operating expense in 2014 compared to 2013 was due primarily to increases in real estate expenses ($35.1 million), technology expenses ($26.8 million), meeting and client entertainment expenses ($21.6 million), professional and banking fees ($12.9 million), other expense ($11.8 million), business insurance ($11.1 million), office supplies ($10.5 million), employee expense ($10.3 million), outside consulting fees ($10.0 million), licenses and fees ($8.4 million), premium financing interest expense ($3.6 million), outside services expense ($3.3 million), lease termination charges ($0.5 million), interest expense ($0.4 million), slightly offset by a favorable foreign currency translation ($0.6 million) and a decrease in bad debt expense ($1.0 million). Also contributing to the increase in operating expense in 2014 were increased expenses associated with the acquisitions completed in 2014.

Depreciation - The increases in depreciation expense in 2015 compared to 2014 and in 2014 compared to 2013 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2015, 2014 and 2013 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2015 compared to 2014 and in 2014 compared to 2013 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews in 2015, 2014 and 2013, we wrote off $11.5 million, $1.8 million and $2.2 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2015 compared to 2014 and 2014 compared to 2013 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2015, 2014 and 2013, we recognized $16.2 million, $14.5 million and $11.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2015, 2014 and 2013 acquisitions. During 2015, 2014 and 2013, we recognized $24.9 million, $3.1 million of expense and $9.3 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 103, 67 and 77 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2011 to 2015 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - We allocate the provision for income taxes to the brokerage segment using local statutory rates. The brokerage segment’s effective tax rate in 2015, 2014 and 2013 was 35.1% (35.3% on a controlling interests basis), 36.4% and 37.3%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 34.0% to 36.0% in our brokerage segment for the foreseeable future. In fourth quarter 2015, new tax legislation was enacted in the U.K., which will decrease the U.K. corporation tax rate from the current 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. Accordingly, we adjusted our deferred tax asset and liability balances in 2015 to reflect these rate changes, which decreased the provision for income taxes in the Brokerage segment by $4.2 million, or $0.02 per share.

Risk Management Segment

The risk management segment accounted for 13% of our revenue in 2015. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for 2015, 2014 and 2013 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2015	2014	Change	2014	2013	Change
Fees	$726.5	$681.3	$45.2	$681.3	$627.0	$54.3
Investment income	0.6	1.0	(0.4)	1.0	2.0	(1.0)

Total revenues	727.1	682.3	44.8	682.3	629.0	53.3

Compensation	427.2	414.2	13.0	414.2	383.0	31.2
Operating	180.8	176.4	4.4	176.4	149.0	27.4
Depreciation	24.3	21.2	3.1	21.2	19.7	1.5
Amortization	3.0	3.2	(0.2)	3.2	2.9	0.3
Change in estimated acquisition earnout payables	(0.5)	(0.1)	(0.4)	(0.1)	(1.7)	1.6

Total expenses	634.8	614.9	19.9	614.9	552.9	62.0

Earnings before income taxes	92.3	67.4	24.9	67.4	76.1	(8.7)
Provision for income taxes	35.1	25.3	9.8	25.3	28.4	(3.1)

Net earnings	57.2	42.1	15.1	42.1	47.7	(5.6)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$57.2	$42.1	$15.1	$42.1	$47.7	$(5.6)

Diluted earnings per share	$0.33	$0.28	$0.05	$0.28	$0.36	$(0.08)

Other information
Change in diluted earnings per share	18%	(24%)		(24%)	1%
Growth in revenues	7%	8%		8%	7%
Organic change in fees	11%	10%		10%	6%
Compensation expense ratio	59%	61%		61%	61%
Operating expense ratio	25%	26%		26%	24%
Effective income tax rate	38%	38%		38%	37%
Workforce at end of period (includes acquisitions)	5,185	4,961		4,961	4,894
Identifiable assets at December 31	$660.1	$574.9		$574.9	$572.8
EBITDAC
Net earnings	$57.2	$42.1	$15.1	$42.1	$47.7	$(5.6)
Provision for income taxes	35.1	25.3	9.8	25.3	28.4	(3.1)
Depreciation	24.3	21.2	3.1	21.2	19.7	1.5
Amortization	3.0	3.2	(0.2)	3.2	2.9	0.3
Change in estimated acquisition estimated payables	(0.5)	(0.1)	(0.4)	(0.1)	(1.7)	1.6

EBITDAC	$119.1	$91.7	$27.4	$91.7	$97.0	$(5.3)

EBITDAC margin	16%	13%		13%	15%
EBITDAC growth	30%	(5%)		(5%)	8%

On November 18, 2014, we announced that a contract for the administration of workers’ compensation claims with the New South Wales Workers Compensation Scheme in Australia would be moved to run-off status on December 31, 2014. Our net earnings from this contract were approximately $3.5 million in 2014. We took a $12.9 million charge in the fourth quarter of 2014 primarily relating to a non-cash impairment of capitalized software and personnel costs dedicated to servicing the New South Wales run-off contract, and in 2015 during we broke even on this contract in the run-off period.

The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 EBITDAC and adjusted EBITDAC and 2014 and 2013 EBITDAC and adjusted EBITDAC (in millions):

	2015	2014	2013
Total EBITDAC - see computation above	$119.1	$91.7	$97.0
Client run-off/bankruptcy	4.0	12.9	—
Workforce and lease termination related charges	2.9	1.0	1.9
Claim portfolio transfer and ramp up	—	6.4	(0.1)
Levelized foreign currency translation	—	(5.4)	(1.6)

Adjusted EBITDAC	$126.0	$106.6	$97.2

Adjusted EBITDAC change	18.2%	15.1%	6.6%

Adjusted EBITDAC margin - see page 25	17.3%	16.1%	15.6%

Fees - The increase in fees for 2015 compared to 2014 was primarily due to new business and the impact of increased claim counts (total of $75.3 million), which were partially offset by lost business of $30.1 million in 2015. The increase in fees for 2014 compared to 2013 was primarily due to new business and the impact of increased claim counts (total of $73.8 million), which were partially offset by lost business of $23.6 million in 2014. Organic change in fee revenues was 11% in 2015, 10% in 2014 and 6% in 2013.

Items excluded from organic fee computations yet impacting revenue comparisons in 2015, 2014 and 2013 include the following (in millions):

	2015 Organic Revenue		2014 Organic Revenue		2013 Organic Revenue
	2015	2014	2014	2013	2013	2012
Fees	$710.9	$662.6	$662.6	$607.0	$607.0	$566.1
International performance bonus fees	15.6	18.7	18.7	20.0	20.0	18.2

Fees as reported	726.5	681.3	681.3	627.0	627.0	584.3
Less fees from acquisitions	(3.9)	—	(4.1)	—	(2.7)	—
Less client run-off and ramp up fees	(17.5)	(25.8)	(30.4)	(33.5)	(35.0)	(22.7)
Levelized foreign currency translation	—	(21.8)	—	(5.3)	—	(6.3)

Organic fees	$705.1	$633.7	$646.8	$588.2	$589.3	$555.3

Organic change in fees	11.3%		10.0%		6.1%

Organic change in base domestic and international fees only	12.1%		10.5%		6.0%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2015 decreased compared to 2014 primarily due to lower levels of invested assets in 2015. Investment income in 2014 decreased compared to 2013 primarily due to lower levels of invested assets in 2014.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 compensation expense and comparing 2014 and 2013 compensation expense (in millions):

	2015	2014	2013
Reported amounts	$427.2	$414.2	$383.0
Client run-off	(0.7)	(1.7)	—
Claim portfolio transfer ramp up costs	—	(3.6)	(1.2)
Workforce and lease termination related charges	(2.2)	(0.8)	(1.8)
Levelized foreign currency translation	—	(12.5)	(3.2)

Adjusted amounts	$424.3	$395.6	$376.8

Adjusted revenues - see page 25	$728.1	$660.4	$622.1

Adjusted ratios	58.3%	59.9%	60.6%

The increase in compensation expense in 2015 compared to 2014 was primarily due to increased headcount and increases in salaries ($27.9 million in the aggregate), employee benefits ($1.8 million), severance related costs ($1.4 million), offset by favorable foreign currency translation ($12.6 million), decreases in claim portfolio transfer ramp up costs ($3.6 million), temporary-staffing expense ($1.3 million) and deferred compensation ($0.6 million).

The increase in compensation expense in 2014 compared to 2013 was primarily due to an unfavorable foreign currency translation ($3.0 million), client run-off costs ($1.7 million), increased headcount and increases in salaries ($27.5 million in the aggregate), claim portfolio transfer ramp up costs ($2.4 million), employee benefits ($1.5 million), temporary-staffing expense ($1.6 million), stock compensation ($0.5 million), deferred compensation ($0.1 million), offset by a decrease in severance related costs ($1.0 million).

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2015 and 2014 operating expense and comparing 2014 and 2013 operating expense (in millions):

	2015	2014	2013
Reported amounts	$180.8	$176.4	$149.0
Client run-off	(2.3)	(11.2)	—
Claim portfolio transfer ramp up costs	—	(2.8)	(0.1)
Workforce and lease termination related charges	(0.7)	(0.2)	(0.1)
Levelized foreign currency translation	—	(4.0)	(0.7)

Adjusted amounts	$177.8	$158.2	$148.1

Adjusted revenues - see page 25	$728.1	$660.4	$622.1

Adjusted operating expense ratio	24.4%	24.0%	23.8%

The increase in operating expense in 2015 compared to 2014 was primarily due to increases in professional and banking fees ($6.3 million), outside consulting fees ($5.2 million), technology expenses ($4.3 million), business insurance ($2.5 million), licenses and fees ($1.1 million), meeting and client entertainment expense ($0.7 million), bad debt expense ($0.5 million), lease termination related charges ($0.5 million) and outside services ($0.4 million), offset by decreases in other expense ($10.6 million), claim portfolio transfer ramp up costs ($2.8 million), office supplies ($2.0 million), real estate expenses ($1.1 million) and employee expense ($0.3 million).

The increase in operating expense in 2014 compared to 2013 was primarily due to client run-off costs ($11.2 million), increases in other expense ($6.0 million), outside consulting fees ($3.0 million), claim portfolio transfer ramp up costs ($2.7 million), office supplies ($1.7 million), technology expenses ($1.3 million), employee expense ($0.6 million), licenses and fees ($0.7 million), interest expense ($0.4 million), bad debt expense ($0.8 million), meeting and client entertainment expense ($0.2 million) and outside services ($0.1 million), offset by decreases in professional and banking fees ($0.8 million), real estate expenses ($0.2 million) and business insurance ($0.1 million).

Depreciation - Depreciation expense increased in 2015 compared to 2014 and in 2014 compared to 2013, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained relatively the same in 2015 compared to 2014 and in 2014 compared to 2013. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2015 or 2014. No indicators of impairment were noted in 2015, 2014 or 2013.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in 2015 compared to 2014 was due primarily to an adjustment made in 2015 to the estimated fair value of an earnout obligation related to a revised projection of future performance for two acquisitions. During 2015 and 2014, we recognized $0.5 million and $0.1 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2015, 2014 and 2013 was 38.0%, 37.5% and 37.3%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Diluted net earnings per share - On April 16, 2014, we closed on a secondary public offering of our common stock issuing 21.85 million shares of stock for net proceeds of $911.4 million to fund the purchase of Crombie/OAMPS, a brokerage segment acquisition. The impact to diluted net earnings per share in the risk management segment for 2015 related to the shares issued under this secondary offering was a reduction of approximately $0.05 per share.

Corporate Segment

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 13 to our consolidated financial statements for a summary of our investments at December 31, 2015 and 2014 and a detailed discussion of the nature of these investments. See Note 7 to our consolidated financial statements for a summary of our debt at December 31, 2015 and 2014.

Financial information relating to our corporate segment results for 2015, 2014 and 2013 (in millions, except per share and percentages):

Statement of Earnings	2015	2014	Change	2014	2013	Change
Revenues from consolidated clean coal production plants	$1,254.6	$975.5	$279.1	$975.5	$387.1	$588.4
Royalty income from clean coal licenses	57.5	57.4	0.1	57.4	32.0	25.4
Loss from unconsolidated clean coal production plants	(1.3)	(3.4)	2.1	(3.4)	(6.6)	3.2
Other net revenues	30.5	18.4	12.1	18.4	11.8	6.6

Total revenues	1,341.3	1,047.9	293.4	1,047.9	424.3	623.6

Cost of revenues from consolidated clean coal production plants	1,351.5	1,058.9	292.6	1,058.9	437.3	621.6
Compensation	62.0	50.3	11.7	50.3	24.1	26.2
Operating	21.8	36.6	(14.8)	36.6	22.2	14.4
Interest	103.0	89.0	14.0	89.0	50.1	38.9
Depreciation	15.2	3.8	11.4	3.8	2.9	0.9

Total expenses	1,553.5	1,238.6	314.9	1,238.6	536.6	702.0

Loss before income taxes	(212.2)	(190.7)	(21.5)	(190.7)	(112.3)	(78.4)
Benefit for income taxes	(276.0)	(212.3)	(63.7)	(212.3)	(144.2)	(68.1)

Net earnings	63.8	21.6	42.2	21.6	31.9	(10.3)
Net earnings attributable to noncontrolling interests	30.6	23.2	7.4	23.2	14.3	8.9

Net earnings (loss) attributable to controlling interests	$33.2	$(1.6)	$34.8	$(1.6)	$17.6	$(19.2)

Diluted net earnings (loss) per share	$0.19	$(0.01)	$0.20	$(0.01)	$0.14	$(0.15)

Identifiable assets at December 31	$1,284.0	$1,048.9		$1,048.9	$793.1

EBITDAC
Net earnings	$63.8	$21.6	$42.2	$21.6	$31.9	$(10.3)
Benefit for income taxes	(276.0)	(212.3)	(63.7)	(212.3)	(144.2)	(68.1)
Interest	103.0	89.0	14.0	89.0	50.1	38.9
Depreciation	15.2	3.8	11.4	3.8	2.9	0.9

EBITDAC	$(94.0)	$(97.9)	$3.9	$(97.9)	$(59.3)	$(38.6)

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

The increases in 2015 and 2014 are due to increased production at both the leased facilities and facilities in which we have a majority ownership position, including the impact of the facilities we consolidated in 2014 and 2013.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The increases in royalty income in 2015 compared to 2014 and in 2014 compared to 2013 were due to increased production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod were $3.0 million, $3.1 million and $2.1 million in 2015, 2014 and 2013, respectively. These expenses are included in the operating expenses discussed below.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in 2015, 2014 and 2013 were low because the vast majority of our operations are now consolidated.

•

Other net revenues - In 2015 we settled litigation against certain former U.K. executives and their advisors for a pretax $31.0 million gain ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of approximately $4.5 million per quarter through June 30, 2017, which will also be presented as an adjustment to the corporate segment. In 2014 and 2013, other net revenues primarily included pretax gains of $25.6 million and $9.6 million, respectively, related to the 2014 acquisition of an additional ownership interest in seven 2009 Era Plants and five 2011 Era Plants from a co-investor, and the 2013 acquisition of an additional ownership interest in twelve 2009 Era Plants from a co-investor. See Note 13 to the consolidated financial statements for additional discussion of these acquisition transactions. We have consolidated the operations of the limited liability companies that own these plants effective as of the acquisition dates. In addition, in 2014 we also recognized a $1.8 million gain adjustment related to the 2013 acquisition of the additional ownership interest in twelve 2009 Era Plants, a $2.0 million impairment loss, under equity method accounting, of an additional 4% investment in the global operations of C-Quest Technologies LLC and C-Quest Technologies International LLC, and a $10.9 million impairment loss related to two of our clean coal production plants which permanently stopped operations. In 2014 we also realized a $1.9 million hedge gain related to the funding of the Crombie/OAMPS acquisition and earned $2.5 million of interest on cash deposited in Australia to fund the Crombie/OAMPS acquisition. In 2013, other net revenues also included a gain of $2.6 million related to three foreign currency derivative investment contracts in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2015, 2014 and 2013 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities.

Compensation expense - Compensation expense for 2015, 2014 and 2013, respectively, includes salary, retention agreement compensation (2015 only) and benefit expenses of $27.8 million, $20.7 million and $11.4 million and incentive compensation of $34.2 million, $29.6 million and $12.7 million, respectively.

The increase in salary and benefit expenses in 2015 compared to 2014 was primarily due to retention agreement compensation related to the litigation settlement, salary related to corporate staff working outside the U.S., offset by the reduction in expense related to the 2014 de-risking strategy of our U.S. defined pension plan.

The increase in salary and benefit expenses in 2014 compared to 2013 was primarily due to a $12.0 million charge related to the de-risking strategy of our U.S. defined benefit plan, offset by a reduction in pension expense of $3.6 million. In the period from September 12, 2014 to November 30, 2014, we offered a one-time voluntary lump sum window to eligible deferred vested participants in our U.S. defined benefit plan in an effort to reduce our long-term pension obligations and the volatility of these obligations on our balance sheet. The aggregate lump sum payout made in fourth quarter 2014 was $43.3 million. This lump sum payout project reduced the plan’s pension benefit obligation by approximately $60.0 million, while improving its pension underfunding by almost $17.0 million as of December 31, 2015. Due to this significant obligation settlement, we incurred a non-cash pre-tax charge of approximately $12.0 million in fourth quarter 2014, as a result of the U.S. GAAP requirement to expense the portion of the unrealized actuarial losses currently recognized as accumulated other comprehensive loss, based on a ratio of the liability settled to the total liability within the plan at December 31, 2014.

The increase in incentive compensation in 2015 compared to 2014 was primarily due to clean energy performance.

The increase in incentive compensation in 2014 compared to 2013 was due to the efforts in 2014 related to the transaction for the additional interests in the twelve clean coal plants, the work on corporate related matters including the 2014 debt and secondary stock offering transactions and the level of acquisition activity in 2014.

Operating expense - Operating expense for 2015 includes banking and related fees of $2.7 million, external professional fees and other due diligence costs related to 2015 acquisitions of $3.7 million, other corporate and clean energy related expenses of $9.9 million and $3.8 million for a biennial corporate-wide meeting and $1.7 million related to the litigation settlement.

Operating expense for 2014 includes banking and related fees of $2.7 million, external professional fees and other due diligence costs related to 2014 acquisitions of $18.9 million, other corporate and clean energy related expenses of $12.8 million and $2.2 million for a biennial corporate-wide meeting.

Operating expense for 2013 includes banking and related fees of $3.0 million, external professional fees and other due diligence costs related to 2013 acquisitions of $7.5 million, other corporate and clean energy related expenses of $7.9 million and $3.8 million for a biennial corporate-wide meeting.

Interest expense - The increase in interest expense in 2015 compared to 2014 and 2014 compared to 2013 was due to the following:

Change in interest expense related to	2015 / 2014	2014 / 2013
Interest on the $200.0 million note funded on June 14, 2013	$—	$3.4
Interest on the $600.0 million note funded on February 27, 2014	5.2	23.5
Interest on the $700.0 million note funded on June 24, 2014	13.1	14.6
Interest on borrowings from our Credit Agreement	(0.2)	0.5
Interest on the $100.0 million Series A Note that was paid off on August 3, 2014	(3.7)	(2.6)
Capitalization of interest costs related to the purchase and development of our new headquarters building	(0.4)	(0.5)

Net change in interest expense	$14.0	$38.9

The capitalization of interest costs related to the purchase and development of our new corporate headquarters building will occur until the development of it is completed, which is estimated to be done in early 2017.

Depreciation - The increase in depreciation expense in 2015 compared to 2014 and in 2014 compared to 2013, primarily relates to the assets of the additional ownership interests in the plants that we acquired from co-investors in first quarters of 2013 and 2014.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate was (32.6)%, (12.3)% and 2.2% for 2015, 2014 and 2013, respectively. The tax rates for 2015, 2014 and 2013 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $181.3 million, $145.5 million and $93.7 million of tax credits produced and recognized in 2015, 2014 and 2013, respectively.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2015, 2014 and 2013 primarily include noncontrolling interest earnings of $36.9 million, $35.3 million and $19.2 million, respectively, related to the non-Gallagher owned interest in Chem-Mod LLC. As of December 31, 2015, 2014 and 2013, we held a 46.5% controlling interest in Chem-Mod. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing 2015, 2014 and 2013 operating results for the corporate segment (in millions):

	2015			2014			2013
Description	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(105.4)	$42.1	$(63.3)	$(91.2)	$36.5	$(54.7)	$(53.0)	$21.2	$(31.8)
Clean energy related (1) (2)	(116.1)	217.0	100.9	(88.7)	179.2	90.5	(49.3)	113.0	63.7
Acquisition costs	(4.3)	0.6	(3.7)	(23.1)	3.3	(19.8)	(5.6)	0.2	(5.4)
Corporate	(33.2)	14.8	(18.4)	(21.5)	2.3	(19.2)	(18.7)	9.8	(8.9)

Adjusted	$(259.0)	$274.5	15.5	$(224.5)	$221.3	(3.2)	$(126.6)	$144.2	17.6

Impact from re-consolidation accounting gains			—			14.1			—
Retirement plan de-risking strategies (3)			—			(12.5)			—
Litigation settlement (4)			17.7			—			—

Reported			$33.2			$(1.6)			$17.6

(1)	Pretax earnings are presented net of amounts attributable to noncontrolling interests of $30.6 million in 2015, $23.2 million in 2014 and $14.3 million in 2013.
(2)	Excludes non-cash gain from re-consolidation accounting gains related to clean-energy investments recorded in the first quarter of 2014 and related tax credit recognition.
(3)	In fourth quarter 2014, we recognized a non-cash after-tax settlement charge of $12.5 million related to retirement plan de-risking strategies.
(4)	During the third quarter of 2015, Gallagher settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of approximately $4.5 million per quarter through June 30, 2017, which will also be presented in the corporate segment.

Interest and banking costs includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. In 2013, acquisition costs include a gain of $2.6 million on the derivative investment contract discussed above. Corporate consists of overhead allocations mostly related to corporate staff compensation, costs related to biennial company-wide award, cross-selling and motivational meetings for our production staff and field management and in 2015, retention agreement compensation related to the litigation settlement.

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

The following table provides a summary of our clean coal plant investments as of December 31, 2015 (in millions):

		Our Portion of Estimated
	Our Tax-Effected Book Value At December 31, 2015	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
Investments that own 2009 Era Plants
12 Under long-term production contracts	$7.8	$4.9	$35.0
2 In late stages of negotiations for long-term production contracts	0.6	4.2	15.0
Investments that own 2011 Era Plants
16 Under long-term production contracts	32.4	—	75.0
1 Under long-term production contract estimated to resume production in 1st quarter 2016	3.2	1.3	10.0
3 In very early discussions with several host facilities	1.0	Not Estimable	Not Estimable

The information in the table above under the caption Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future potential annual after-tax earnings based on early production estimates from the host utilities and preliminary investment partner assumptions. It is unlikely we will fully achieve these earnings in 2016 as the clean-coal production plants are forecasted to start or resume production at various dates throughout 2016. Further, host utilities do not consistently utilize the fuel plants at ultimate production levels due to seasonal electricity demand, as well as many other operational, regulatory and environmental compliance reasons. Achieving these ultimate estimates in 2017 may be possible assuming successful progress in 2016 in both plant deployments and recruitment of investment partners to purchase portions of our Section 45 portfolio.

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

For all plants that are not under long-term production contracts, we estimate that we will invest, on average, an additional $7.0 million per plant to connect and house each of them. For those plants that will have majority ownership co-investors, the average additional investment will be $3.5 million. We currently have $2.2 million of commitments related to our refined coal plants. Additionally, we further estimate that we could invest approximately $40.0 million to redeploy the remainder of the refined coal plants in 2016 and into 2017, before any co-investor contributions.

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas rather than coal, or shutting down completely for economic reasons. The entities that own such plants are prepared to move the refined coal plants to other, generally higher volume, coal-fired power plants, if necessary. If these potential developments were to occur, we estimate those plants will not operate for 12 to18 months during their movement and redeployment, which could have a material impact on the amount of tax credits that are generated by these plants.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2016 until April or May 2016. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2016.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2015, 2014 and 2013, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes, plus a secondary public offering of our common stock in April 2014, whereby 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million.

Cash provided by operating activities was $652.6 million, $436.6 million and $372.5 million for 2015, 2014 and 2013, respectively. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2015 compared to 2014, partially offset by cash used in 2015 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. In addition, cash provided by operating activities for 2015 was adversely impacted by an unrealized foreign currency measurement loss of $154.4 million compared to an unrealized foreign currency measurement loss of $141.5 million in 2014 and an increase in acquisition related integration costs in 2015. Also, negatively impacting cash provided by operating activities between 2015 and 2014 was cash payments related to compensation-based retention agreements. During second quarter 2015, we entered into compensation-based retention agreements with certain key employees of our international brokerage operations. We estimate that these retention agreements will add after-tax charges of approximately $4.5 million per quarter through June 30, 2017 to our compensation expense. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2014 compared to 2013, partially offset by cash used in 2014 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. In addition, cash provided by operating activities for 2014 was adversely impacted by an unrealized foreign currency measurement loss of $141.5 million compared to an unrealized foreign currency measurement gain of $9.5 million in 2013. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $771.3 million and $656.9 million for 2015 and 2014, respectively. Net earnings attributable to controlling interests were $356.8 million and $303.4 million. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2015 and 2014 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2015 and 2014 we did not make discretionary contributions to the plan. During 2013, we made discretionary contributions to the plan of $6.3 million. We are not considering making additional discretionary contributions to the plan in 2016, but may be required to make significantly larger minimum contributions to the plan in future periods.

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

In 2015, the funded status of the Plans was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2015, the impact of which was approximately $14.0 million. However, the funded status was unfavorably impacted by returns on the plan’s assets being significantly less in 2015 than anticipated by approximately $13.0 million. The net change in the funded status of the Plan in 2015 resulted in a decrease in noncurrent liabilities in 2015 of $0.5 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2015, 2014 and 2013, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $99.0 million, $81.5 million and $93.6 million for 2015, 2014 and 2013, respectively. In 2016, we expect total expenditures for capital improvements to be approximately $225.0 million, primarily related to expenditures on our new corporate headquarters building (approximately $103.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state Edge tax credit. Incentives from these two programs could total up to $60.0 million and $80.0 million over a fifteen-year period. The net capital expenditures in 2015, 2014 and 2013 primarily related to capitalized costs associated with expenditures on our new corporate headquarters building in 2015, an office move and expansion in the U.K. in 2013 and the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2015, 2014 and 2013.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $342.3 million, $1,918.3 million and $727.7 million in 2015, 2014 and 2013, respectively. The decreased use of cash for acquisitions in 2015 compared to 2014 was primarily due to a decrease in the number of acquisitions that occurred in 2015. The increased use of cash for acquisitions in 2014 compared to 2013 was primarily due to three large acquisitions that occurred in 2014. In addition, during 2015, 2014 and 2013 we issued 7.3 million shares ($338.9 million), 6.5 million shares ($292.8 million) and 5.2 million shares ($227.0 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 44, 60 and 31 acquisitions in 2015, 2014 and 2013, respectively. Annualized revenues of businesses acquired in 2015, 2014 and 2013 totaled approximately $230.8 million, $761.2 million and $383.9 million, respectively. In 2016, we expect to use our debt, cash from operations and our common stock to fund all or a portion of acquisitions we complete.

Dispositions - During 2015, 2014 and 2013, we sold several books of business and recognized one-time gains of $6.7 million, $7.3 million and $5.2 million, respectively. We received cash proceeds of $9.2 million, $8.2 million and $5.5 million, respectively, related to these transactions.

Clean Energy Investments - During the period from 2009 through 2015, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2016 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments is $110.0 million to $124.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2016. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain at current levels, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2015 through 2021. While we cannot accurately forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 45 and 47 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

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

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries that we acquired on June 16, 2014. The Premium Financing Debt Facility is comprised of: (i) Facility B with separate AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At December 31, 2015, $137.0 million of borrowings were outstanding under the Premium Financing Debt Facility.

We use the Premium Financing Debt Facility to borrow funds from time to time to fund the premium financing activities of three of our Australian (AU) and New Zealand (NZ) subsidiaries. In 2015 and 2014, we had net borrowings of $23.9 million and $127.9 million, respectively, on the Premium Financing Debt Facility, of which $112.9 million in 2014 were used to pay down a facility that Crombie/OAMPS had with its former owner.

At December 31, 2015, we had $2,320.0 million of corporate-related borrowings outstanding and a cash and cash equivalent balance of $480.4 million. We also use our Credit Agreement from time to time to borrow funds to supplement operating cash flows. See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement. There were $195.0 million of borrowings outstanding under the Credit Agreement at December 31, 2015. Due to the outstanding borrowing and letters of credit, $383.5 million remained available for potential borrowings under the Credit Agreement at December 31, 2015.

During 2015, we borrowed an aggregate of $849.0 million and repaid $794.0 million under our Credit Agreement. Principal uses of the 2015 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2014, we borrowed an aggregate of $1,109.9 million and repaid $1,500.4 million under our Credit Agreement. Principal uses of the 2014 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2013, we borrowed an aggregate of $890.5 million and repaid $489.0 million under our Credit Agreement. Principal uses of the 2013 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We anticipate raising an additional $200 million to $300 million of debt late in second quarter 2016.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2015.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2015, we declared $258.3 million in cash dividends on our common stock, or $1.48 per common share. On December 18, 2015, we paid a fourth quarter dividend of $.37 per common share to shareholders of record as of December 4, 2015. On January 28, 2016, we announced a quarterly dividend for first quarter 2016 of $.38 per common share. If the dividend is maintained at $.38 per common share throughout 2016, this dividend level would result in an annualized net cash used by financing activities in 2016 of approximately $268.7 million (based on the outstanding shares as of December 31, 2015), or an anticipated increase in cash used of approximately $11.2 million compared to 2015. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We did not repurchase any shares in 2015, 2014 and 2013. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2015. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular amount of common stock, and the share repurchase plan can be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. There were no common stock repurchases made in 2015, 2014 or 2013 that impacted our consolidated financial statements.

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

During the quarter ended December 31, 2015, we did not sell any shares of our common stock under the program. During the year ended December 31, 2015, we sold 3,118,807 shares of our common stock under the program at a weighted average price of $48.33 per share, resulting in net proceeds, after sales commissions of approximately $1.5 million to Morgan Stanley, of approximately $149.2 million.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $54.1 million in 2015, $56.3 million in 2014 and $76.2 million in 2013.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7, 13 and 14 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2015 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Note purchase agreements	$50.0	$300.0	$100.0	$100.0	$100.0	$1,475.0	$2,125.0
Credit Agreement	195.0	—	—	—	—	—	195.0
Premium Financing Debt Facility	137.0	—	—	—	—	—	137.0
Interest on debt	100.7	97.5	77.5	73.2	68.6	255.3	672.8

Total debt obligations	482.7	397.5	177.5	173.2	168.6	1,730.3	3,129.8
Operating lease obligations	103.3	103.1	86.9	73.6	63.4	253.0	683.3
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	(0.1)	—	(1.5)
Outstanding purchase obligations	104.1	13.3	8.1	4.0	3.6	—	133.1

Total contractual obligations	$689.3	$513.5	$272.4	$250.7	$235.5	$1,983.3	$3,944.7

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $81.6 million related to expenditures on our new corporate headquarters building. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $15.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 16 to our consolidated financial statements for a discussion on income taxes.

See Note 7 to our consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2015 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2016	2017	2018	2019	2020	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.5	$21.5
Financial guarantees	0.4	0.4	0.4	0.4	0.4	2.8	4.8
Funding commitments	15.8	17.8	—	1.5	—	1.4	36.5

Total commitments	$16.2	$18.2	$0.4	$1.9	$0.4	$25.7	$62.8

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 14 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date. In addition, funding commitments in the table above includes $31.4 million related to expenditures on our new corporate headquarters building.

Since January 1, 2002, we have acquired 383 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2012 to 2015 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $565.4 million, of which $229.7 million was recorded in our consolidated balance sheet as of December 31, 2015 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2015 and 2014 that was recourse to us.

At December 31, 2015, we had posted two letters of credit totaling $9.7 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $11.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2015, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a third quarter 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2015 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2015 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2015.

As of December 31, 2015, we had $2,125.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2015 was $2,219.6 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2015 and the resulting fair values would be $225.9 million higher than their carrying value (or $2,350.9 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate as of December 31, 2015 and the resulting fair values would be $26.9 million lower than their carrying value (or $2,098.1 million).

As of December 31, 2015, we had $195.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2015 and the resulting fair value is not be materially different from their carrying value.

At December 31, 2015, we had $137.0 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2015, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2015 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $14.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2015 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $16.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2015, 2014 and 2013, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2015) and disbursements (in 2014) through various future payment dates. In addition, during 2015, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2015, 2014 and 2013. See Note 17 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2015, 2014 and 2013. We entered into an AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. This contract was designed to hedge a portion of the AU dollar denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In second quarter 2014, we recorded a pretax gain of $1.9 million related to this derivative investment contract. In 2013, we entered into three foreign currency derivative investment contracts in connection with the signing of an agreement to acquire The Giles Group of Companies headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition. In 2013, we recorded a pretax gain of $2.6 million related to these derivative investment contracts. In the future, we expect to continue hedging these types of transactions and other currencies, as needed.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Commissions	$2,338.7	$2,083.0	$1,553.1
Fees	1,432.3	1,258.3	1,059.5
Supplemental commissions	125.5	104.0	77.3
Contingent commissions	93.7	84.7	52.1
Investment income	54.2	41.3	8.1
Gains on books of business sales	6.7	7.3	5.2
Revenues from clean coal activities	1,310.8	1,029.5	412.5
Other net revenues	30.5	18.4	11.8

Total revenues	5,392.4	4,626.5	3,179.6

Compensation	2,428.9	2,167.6	1,685.0
Operating	840.7	743.1	535.9
Cost of revenues from clean coal activities	1,351.5	1,058.9	437.3
Interest	103.0	89.0	50.1
Depreciation	93.9	69.4	53.4
Amortization	240.3	189.5	125.2
Change in estimated acquisition earnout payables	40.6	17.5	1.7

Total expenses	5,098.9	4,335.0	2,888.6

Earnings before income taxes	293.5	291.5	291.0
Provision (benefit) for income taxes	(95.6)	(36.0)	6.4

Net earnings	389.1	327.5	284.6
Net earnings attributable to noncontrolling interests	32.3	24.1	16.0

Net earnings attributable to controlling interests	$356.8	$303.4	$268.6

Basic net earnings per share:	$2.07	$1.98	$2.08
Diluted net earnings per share:	2.06	1.97	2.06
Dividends declared per common share	1.48	1.44	1.40

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$356.8	$303.4	$268.6

Change in pension liability, net of taxes	1.3	(18.6)	26.8
Foreign currency translation	(261.1)	(238.4)	1.6
Change in fair value of derivative instruments, net of taxes	(2.1)	(1.0)	1.8

Comprehensive earnings	94.9	45.4	298.8
Comprehensive earnings attributable to noncontrolling interests	25.9	31.5	37.0

Comprehensive earnings attributable to controlling interests	$69.0	$13.9	$261.8

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2015	2014
Cash and cash equivalents	$480.4	$314.4
Restricted cash	1,412.1	1,367.6
Premiums and fees receivable	1,734.0	1,462.5
Other current assets	709.3	666.7

Total current assets	4,335.8	3,811.2
Fixed assets - net	202.7	195.4
Deferred income taxes	521.4	392.6
Other noncurrent assets	492.2	385.2
Goodwill - net	3,662.9	3,449.6
Amortizable intangible assets - net	1,698.8	1,776.0

Total assets	$10,913.8	$10,010.0

Premiums payable to insurance and reinsurance companies	$2,877.1	$2,623.3
Accrued compensation and other accrued liabilities	812.7	623.7
Unearned fees	61.3	66.1
Other current liabilities	58.6	61.7
Premium financing borrowings	137.0	127.9
Corporate related borrowings - current	245.0	140.0

Total current liabilities	4,191.7	3,642.7
Corporate related borrowings - noncurrent	2,075.0	2,125.0
Other noncurrent liabilities	958.9	937.2

Total liabilities	7,225.6	6,704.9

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 176.9 shares in 2015 and 164.6 shares in 2014	176.9	164.6
Capital in excess of par value	3,209.4	2,649.4
Retained earnings	774.5	676.0
Accumulated other comprehensive loss	(522.5)	(260.6)

Stockholders’ equity attributable to controlling interests	3,638.3	3,229.4
Stockholders’ equity attributable to noncontrolling interests	49.9	75.7

Total stockholders’ equity	3,688.2	3,305.1

Total liabilities and stockholders’ equity	$10,913.8	$10,010.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$356.8	$303.4	$268.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(6.6)	(23.0)	(17.1)
Net earnings attributable to noncontrolling interests	32.3	24.1	16.0
Depreciation and amortization	334.2	258.9	178.6
Change in estimated acquisition earnout payables	40.6	17.5	1.7
Amortization of deferred compensation and restricted stock	22.7	22.9	19.0
Stock-based and other noncash compensation expense	11.2	10.6	7.7
Effect of changes in foreign exchange rate	(0.2)	(0.5)	(0.2)
Net change in restricted cash	(45.6)	(62.1)	(58.6)
Net change in premiums receivable	(209.3)	95.3	(85.4)
Net change in premiums payable	406.6	60.0	114.3
Net change in other current assets	(34.7)	(150.5)	(57.4)
Net change in accrued compensation and other accrued liabilities	217.8	191.6	42.7
Net change in fees receivable/unearned fees	(49.6)	(26.0)	(5.9)
Net change in income taxes payable	(18.5)	4.9	4.3
Net change in deferred income taxes	(161.2)	(126.1)	(53.8)
Net change in other noncurrent assets and liabilities	(89.5)	(22.9)	(11.5)
Unrealized foreign currency remeasurement (loss) gain	(154.4)	(141.5)	9.5

Net cash provided by operating activities	652.6	436.6	372.5

Cash flows from investing activities:
Net additions to fixed assets	(99.0)	(81.5)	(93.6)
Cash paid for acquisitions, net of cash acquired	(342.3)	(1,918.3)	(727.7)
Net proceeds from sales of operations/books of business	9.2	8.2	5.5
Net funding of investment transactions	(29.5)	(20.1)	(35.9)

Net cash used by investing activities	(461.6)	(2,011.7)	(851.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	203.3	997.0	76.2
Tax impact from issuance of common stock	5.3	6.9	7.5
Payments for noncontrolling interests	(39.9)	(34.3)	(22.6)
Dividends paid	(257.5)	(223.1)	(182.6)
Net borrowings on premium financing debt facility	23.9	7.5	—
Borrowings on line of credit facilities	849.0	1,109.9	890.5
Repayments on line of credit facilities	(794.0)	(1,500.4)	(489.0)
Net borrowings of corporate related long-term debt	—	1,200.0	200.0

Net cash (used) provided by financing activities	(9.9)	1,563.5	480.0

Effect of changes in foreign exchange rates on cash and cash equivalents	(15.1)	27.9	(4.8)

Net increase (decrease) in cash and cash equivalents	166.0	16.3	(4.0)
Cash and cash equivalents at beginning of year	314.4	298.1	302.1

Cash and cash equivalents at end of year	$480.4	$314.4	$298.1

Supplemental disclosures of cash flow information:
Interest paid	$103.9	$82.5	$49.2
Income taxes paid	78.3	72.9	49.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2012	125.6	$125.6	$1,055.4	$510.4	$(32.8)	$14.2	$1,672.8
Net earnings	—	—	—	268.6	—	16.0	284.6
Dividends paid to noncontrolling interests	—	—	—	—	—	(21.9)	(21.9)
Net change in pension asset/liability, net of taxes of $17.9 million	—	—	—	—	26.8	—	26.8
Foreign currency translation	—	—	—	—	1.6	21.0	22.6
Change in fair value of derivative instruments, net of taxes of $1.3 million	—	—	—	—	1.8	—	1.8
Compensation expense related to stock option plan grants	—	—	7.7	—	—	—	7.7
Tax impact from issuance of common stock	—	—	7.5	—	—	—	7.5
Common stock issued in:
Thirteen purchase transactions	5.2	5.2	227.0	—	—	—	232.2
Stock option plans	2.3	2.3	59.5	—	—	—	61.8
Employee stock purchase plan	0.3	0.3	9.9	—	—	—	10.2
Deferred compensation and restricted stock	0.1	0.1	(13.1)	—	—	—	(13.0)
Stock issuance under dribble-out program	0.1	0.1	4.2	—	—	—	4.3
Cash dividends declared on common stock	—	—	—	(182.6)	—	—	(182.6)

Balance at December 31, 2013	133.6	133.6	1,358.1	596.4	(2.6)	29.3	2,114.8
Net earnings	—	—	—	303.4	—	24.1	327.5
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	49.3	49.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.4)	(34.4)
Net change in pension asset/liability, net of taxes of ($12.4) million	—	—	—	—	(18.6)	—	(18.6)
Foreign currency translation	—	—	—	—	(238.4)	7.4	(231.0)
Change in fair value of derivative instruments, net of taxes of $(0.7) million	—	—	—	—	(1.0)	—	(1.0)
Compensation expense related to stock option plan grants	—	—	9.5	—	—	—	9.5
Tax impact from issuance of common stock	—	—	6.9	—	—	—	6.9
Common stock issued in:
Fifty-three purchase transactions	6.5	6.5	292.8	—	—	—	299.3
Stock option plans	1.6	1.6	42.6	—	—	—	44.2
Employee stock purchase plan	0.3	0.3	12.1	—	—	—	12.4
Deferred compensation and restricted stock	0.1	0.1	8.4	—	—	—	8.5
Stock issuance under dribble-out program	0.6	0.6	28.4	—	—	—	29.0
Stock issuance from public offering	21.9	21.9	889.5	—	—	—	911.4
Other compensation expense	—	—	1.1	—	—	—	1.1
Cash dividends declared on common stock	—	—	—	(223.8)	—	—	(223.8)

Balance at December 31, 2014	164.6	$164.6	$2,649.4	$676.0	$(260.6)	$75.7	$3,305.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2014	164.6	$164.6	$2,649.4	$676.0	$(260.6)	$75.7	$3,305.1
Net earnings	—	—	—	356.8	—	32.3	389.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(15.0)	(15.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(36.7)	(36.7)
Net change in pension asset/liability, net of taxes of $0.9 million	—	—	—	—	1.3	—	1.3
Foreign currency translation	—	—	—	—	(261.1)	(6.4)	(267.5)
Change in fair value of derivative instruments, net of taxes of ($1.4) million	—	—	—	—	(2.1)	—	(2.1)
Compensation expense related to stock option plan grants	—	—	11.2	—	—	—	11.2
Tax impact from issuance of common stock	—	—	5.3	—	—	—	5.3
Common stock issued in:
Thirty-nine purchase transactions	7.3	7.3	338.9	—	—	—	346.2
Stock option plans	1.4	1.4	39.0	—	—	—	40.4
Employee stock purchase plan	0.3	0.3	13.5	—	—	—	13.8
Deferred compensation and restricted stock	0.2	0.2	6.0	—	—	—	6.2
Stock issuance under dribble-out program	3.1	3.1	146.1	—	—	—	149.2
Cash dividends declared on common stock on common stock	—	—	—	(258.3)	—	—	(258.3)

Balance at December 31, 2015	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Summary of Significant Accounting Policies

Nature of Operations - Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable operating segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our premium financing operations and our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Itasca, Illinois, have operations in 31 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

Reclassification - In first quarter 2015, we transferred management of a claims handling operation from the brokerage segment to the risk management segment. Total revenues related to this operation were $19.6 million, $18.0 million and $18.0 million in 2015, 2014 and 2013, respectively. We made the applicable segment reclassifications to the prior-period amounts to conform to the current period presentation. The changes in the segment structure affect only the manner in which the results for the reportable segments were previously reported. These reclassifications did not impact our previously reported consolidated net earnings or financial position.

Correction of Immaterial Error - Effective January 1, 2015, we obtained control over a previously uncontrolled partially-owned subsidiary and beginning January 1, 2015 we began consolidating its financial results, which were previously accounted for using the equity method of accounting. In conjunction with this change, effective January 1, 2015, we also changed our consolidated statement of earnings and consolidated balance sheet to separately present the noncontrolling interests portions for other partially owned subsidiaries that we had been consolidating. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (ASC 250), we evaluated the materiality of these changes from quantitative and qualitative perspectives and concluded that the change in presentation was not material to any of our prior period financial statements and in particular, these changes had no impact on net earnings per share. We revised our consolidated statement of earnings and consolidated statement of stockholders’ equity for the years ended December 31, 2014 and 2013 and the consolidated balance sheet as of December 31, 2014 to conform to the current period presentation. In prior reporting periods, we included such amounts in operating expenses and other non-current liabilities, respectively. Net earnings and total stockholders’ equity in prior reporting periods are now referred to as net earnings attributable to controlling interests and stockholders’ equity attributable to controlling interests, respectively, in the current period presentation. As stated above, this change in presentation had no impact on net earnings per share.

The effect of the immaterial changes to the presentation of our consolidated statement of earnings for 2014 and 2013 is summarized below:

	December 31, 2014		December 31, 2013
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating expense	$767.2	$743.1	$552.4	$535.9

Earnings before income taxes	$267.4	$291.5	$274.5	$291.0
Provision (benefit) for income taxes	(36.0)	(36.0)	5.9	6.4

Net earnings	$303.4	327.5	$268.6	284.6

Net earnings attributable to noncontrolling interests		24.1		16.0

Net earnings attributable to controlling interests		$303.4		$268.6

Basic net earnings per share	$1.98	$1.98	$2.08	$2.08

Diluted net earnings per share	$1.97	$1.97	$2.06	$2.06

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $7.4 million and $6.8 million at December 31, 2015 and 2014, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $13.3 million and $10.7 million at December 31, 2015 and 2014, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance and reinsurance companies. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2015.

Related to our third party administration business, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a significant portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the GBP and Indian Rupee versus the U.S. dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of investment income, compensation and operating expenses depending on the nature of the hedged item. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes. In 2014, other net revenues also includes a gain of $1.9 million related to an AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations, headquartered in Australia. This contract was designed to hedge a portion of the AU dollar denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In 2013, other net revenues also includes a gain of $2.6 million related to three foreign currency derivative investment contracts that we executed in 2013 in connection with the signing of an agreement to acquire The Giles Group of Companies, headquartered in London, England. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition.

Premium Financing - Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $220.2 million and $232.6 million at December 31, 2015 and 2014, respectively.

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2015, 2014 and 2013, we wrote off $11.5 million, $1.8 million and $2.2 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2015 and 2014, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2015 and 2014 under our debt agreements. See Note 12 to our consolidated financial statements for the fair values related to investments at December 31, 2015 and 2014 under our defined benefit pension plan.

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

Retention bonus arrangements - In connection with the hiring and retention of both new talent and experienced personnel, including our senior management, brokers and other key personnel, we have entered into various agreements with key employees setting up the conditions for the cash payment of certain retention bonuses. These bonuses are an incentive for these employees to remain with the company, for a fixed period of time, to allow us to capitalize on their knowledge and experience. We have various forms of retention bonus arrangements; some are paid up front and some are paid at the end of the term, but all are contingent upon successfully completing a minimum period of employment. A retention bonus that is paid to an employee upfront that is contingent on a certain minimum period of employment, will be initially classified as a prepaid asset and amortized to compensation expense as the future services are rendered over the duration of the stay period. A retention bonus that is paid to an employee at the end of the term that is contingent on a certain minimum period of employment, will be accrued as a liability through compensation expense as the future services are rendered over the duration of the stay period. If an employee leaves prior to the required time frame to earn the retention bonus outright, then all or any portion that is ultimately unearned or refundable, and recovered by the company if prepaid, is forfeited and reversed through compensation expense.

Stock-Based Compensation - We have several employee equity-settled and cash-settled share-based compensation plans. Equity-settled share-based payments to employees include grants of stock options, performance stock units and restricted stock units and are measured based on estimated grant date fair value. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. Performance stock units are measured based on the probable outcome of the performance conditions applicable to each grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements, as applicable, to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of performance stock units and restricted stock units outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid.

Cash-settled share-based payments to employees include awards under our Performance Unit Program and stock appreciation rights. The fair value of the amount payable to employees in respect of cash-settled share-based payments is recognized as compensation expense, with a corresponding increase in liabilities, over the vesting period. The liability is remeasured at each reporting date and at settlement date. Any changes in fair value of the liability are recognized as compensation expense.

We recognize share-based compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs from original estimates.

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 4.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2015, 7.9 million shares of our common stock are reserved for future issuance under the ESPP.

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

Consolidations

In February 2015, the Financial Accounting Standards Board (which we refer to as the FASB) issued new accounting guidance on consolidations, which eliminates the deferral granted to investment companies from applying the variable interest entities guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance is effective in first quarter 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance will be applied on a retrospective basis and is effective for periods beginning with first quarter 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Business Combinations

In September 2015, the FASB issued new accounting guidance on the accounting for measurement-period adjustments, which requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined rather than retrospectively applying the change to the acquisition date. The new guidance will be applied and is effective in first quarter 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued new accounting guidance related to income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We plan to adopt the new guidance in 2016, which is not expected to have a material impact on our consolidated financial statements other than reclassifying current deferred tax assets and liabilities to noncurrent in the balance sheet. See Note 16 to our consolidated financial statements for a discussion on income tax balances.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. This new guidance was originally effective for first quarter 2017 and early adoption is not permitted. With the one year deferral date, this new guidance is now effective for first quarter 2018, but it can be adopted earlier in first quarter 2017. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. Management is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

3.	Business Combinations

During 2015, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
e3 Financial, Inc. January 1, 2015	2		$—	$9.1	$—	$0.1	$0.7	$9.9	$7.0
Aequus Trade Credit LLC January 31, 2015	11		0.3	1.5	—	0.2	1.3	3.3	1.9
Cohen & Lord Insurance Brokers Limited February 1, 2015	77		3.6	2.1	—	—	—	5.7	—
Cohn Financial Group, LLC (CFG) February 1, 2015	407		19.0	—	—	0.3	4.1	23.4	14.0
Excel Insurance Services, Inc. February 1, 2015	52		1.5	7.3	—	1.0	—	9.8	—
Metcom Excess February 1, 2015	49		1.8	2.3	—	0.5	—	4.6	—
NationAir Aviation Insurance February 1, 2015	288		12.3	—	—	1.3	—	13.6	—
Evolution Group of Companies February 6, 2015	101		4.7	0.9	0.5	0.4	2.9	9.4	3.1
Burns-Fazzi, Brock & Associates, LLC (BFB) April 1, 2015	709		33.4	—	—	1.0	7.6	42.0	27.0
Madison Risk & Insurance Services, Inc. April 1, 2015	232		10.3	3.7	—	1.0	1.2	16.2	4.0
Integrated Healthcare Strategies, LLC (IHS) May 1, 2015	990		41.4	0.5	3.1	6.2	4.5	55.7	20.8
James R. Weir Insurance Agency, Inc. May 1, 2015	56		2.5	—	—	0.3	0.8	3.6	1.1
McDowall Associates Human Resources Consultants Ltd. May 1, 2015	34		1.5	0.6	0.6	0.1	0.5	3.3	2.5
Vital Benefits, Inc. May 1, 2015	118		5.6	—	—	0.1	—	5.7	—
Monument, LLC (ML) June 1, 2015	254		10.8	4.0	—	1.7	2.4	18.9	5.0
Solid Benefit Guidance Limited Liability Company (SBG) June 1, 2015	932		44.0	0.3	2.5	1.0	11.8	59.6	32.5

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
ARM Re Ltda Corredores de Reaseguros July 1, 2015	—	$—	$0.9	$—	$0.7	$0.2	$1.8	$0.5
National Administration Company, Inc. (NAC) August 1, 2015	—	—	19.1	—	2.1	2.8	24.0	10.8
William Gallagher Associates Insurance Brokers, Inc. (WGA) August 1, 2015	1,605	69.0	75.0	—	7.5	—	151.5	—
North Alabama Insurance, Inc. September 1, 2015	188	7.2	—	—	0.8	—	8.0	—
Burkwald & Associates, Inc. October 1, 2015	—	—	3.8	—	0.1	0.7	4.6	3.5
Sigma II Insurance Agency October 1, 2015	—	—	5.6	—	0.1	1.0	6.7	4.2
Christie Phoenix (Victoria) Ltd. and Discovery Insurance Services Ltd. November 1, 2015	—	—	15.0	—	1.7	0.5	17.2	2.6
Reid Manson Limited November 1, 2015	—	—	6.2	—	—	2.3	8.5	4.1
Centennial Insurance Agency, LLC December 1, 2015	—	—	9.5	—	1.0	1.1	11.6	1.4
Hawk Agency, Inc. December 1, 2015	—	—	4.0	—	0.4	0.7	5.1	1.5
Managed Healthcare Solutions, Inc. December 1, 2015	—	—	2.9	—	0.1	1.1	4.1	3.7
McPherson Benefits Group, Inc. December 1, 2015	—	—	7.5	—	0.1	1.5	9.1	5.0
Strathearn Insurance Group Pty. Ltd. (SIG) December 1, 2015	—	—	39.2	—	2.2	0.7	42.1	1.1
Fifteen other acquisitions completed in 2015	245	10.5	28.5	0.4	2.2	7.2	48.8	45.0

	6,350	$279.4	$249.5	$7.1	$34.2	$57.6	$627.8	$202.3

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 4.0% to 12.0% for our 2015 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.0% to 8.5% for our 2015 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2015, 2014 and 2013, we recognized $16.2 million, $14.5 million and $11.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2015, 2014 and 2013 we recognized $24.4 million, $3.0 million of expense and $10.2 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 105, 67 and 79 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2012 and subsequent years was $565.4 million as of December 31, 2015, of which $229.7 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2011 and subsequent years was $549.8 million as of December 31, 2014, of which $205.3 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2015 (in millions):

	CFG	BFB	IHS	ML	SBG	NAC	WGA	SIG	Thirty-Six Other Acquisitions	Total
Cash	$0.1	$0.1	$—	$—	$—	$0.3	$—	$—	$3.8	$4.3
Other current assets	—	0.3	8.3	0.2	1.4	—	63.4	31.3	33.8	138.7
Fixed assets	—	—	1.5	—	—	0.2	0.6	0.5	5.8	8.6
Noncurrent assets	—	—	—	—	—	—	0.1	—	1.3	1.4
Goodwill	13.6	17.8	31.3	10.1	36.5	5.8	100.1	30.0	109.4	354.6
Expiration lists	9.6	23.9	17.6	8.2	22.3	17.7	49.3	15.9	98.5	263.0
Non-compete agreements	0.1	0.1	0.4	0.2	0.1	—	0.4	0.4	2.0	3.7
Trade names	—	—	—	0.3	—	—	—	—	—	0.3

Total assets acquired	23.4	42.2	59.1	19.0	60.3	24.0	213.9	78.1	254.6	774.6

Current liabilities	—	0.2	3.4	0.1	0.7	—	62.4	31.5	29.1	127.4
Noncurrent liabilities	—	—	—	—	—	—	—	4.5	14.9	19.4

Total liabilities assumed	—	0.2	3.4	0.1	0.7	—	62.4	36.0	44.0	146.8

Total net assets acquired	$23.4	$42.0	$55.7	$18.9	$59.6	$24.0	$151.5	$42.1	$210.6	$627.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $354.6 million, $263.0 million, $3.7 million and $0.3 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 5.0% to 13.0% for our 2015 acquisitions, respectively, for which a valuation was performed. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 11.0% to 13.0% for our 2015 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $263.0 million of expiration lists, $3.7 million of non-compete agreements and $0.3 million of trade names related to the 2015 acquisitions, $55.0 million, $1.4 million and zero, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $16.7 million, and a corresponding amount of goodwill, in 2015 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2015 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2014 (in millions, except per share data):

	Year Ended December 31,
	2015	2014
Total revenues	$5,510.7	$4,858.7
Net earnings attributable to controlling interests	367.8	316.5
Basic earnings per share	2.10	1.99
Diluted earnings per share	2.09	1.97

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2014, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2015 totaled approximately $230.8 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2015 related to the 2015 acquisitions in the aggregate were $119.5 million and $9.7 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2015	2014
Premium finance advances and loans	$220.2	$232.6
Accrued supplemental, direct bill and other receivables	181.1	156.3
Refined coal production related receivables	108.1	103.5
Deferred income taxes - current	120.8	102.2
Prepaid expenses	79.1	72.1

Total other current assets	$709.3	$666.7

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by the Crombie/OAMPS operations which were acquired on June 16, 2014. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the underlying insurance policies will be cancelled within one month of the payment due date, there historically has been a minimal risk of not receiving payment and therefore we do not maintain any significant allowance for losses against this balance.

5.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2015	2014
Office equipment	$21.1	$23.0
Furniture and fixtures	92.7	89.6
Computer equipment	143.4	133.9
Leasehold improvements	106.1	102.9
Software	228.3	187.8
Other	10.0	11.5

	601.6	548.7
Accumulated depreciation	(398.9)	(353.3)

Net fixed assets	$202.7	$195.4

6.	Intangible Assets

The carrying amount of goodwill at December 31, 2015 and 2014 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2015
United States	$1,946.9	$23.5	$—	$1,970.4
United Kingdom	779.3	3.5	—	782.8
Canada	282.6	—	—	282.6
Australia	380.1	—	—	380.1
New Zealand	204.2	0.3	—	204.5
Other foreign	42.5	—	—	42.5

Total goodwill - net	$3,635.6	$27.3	$—	$3,662.9

At December 31, 2014
United States	$1,652.6	$20.2	$—	$1,672.8
United Kingdom	818.7	1.9	—	820.6
Canada	318.5	—	—	318.5
Australia	336.8	—	—	336.8
New Zealand	258.7	—	—	258.7
Other foreign	42.2	—	—	42.2

Total goodwill - net	$3,427.5	$22.1	$—	$3,449.6

The changes in the carrying amount of goodwill for 2015 and 2014 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2014	$2,122.9	$22.3	$—	$2,145.2
Goodwill acquired during the year	1,448.3	—	—	1,448.3
Goodwill adjustments related to appraisals and other acquisition adjustments	(8.8)	—	—	(8.8)
Goodwill written-off related to sales of business	(0.6)	—	—	(0.6)
Foreign currency translation adjustments during the year	(134.3)	(0.2)	—	(134.5)

Balance as of December 31, 2014	3,427.5	22.1	—	3,449.6
Goodwill acquired during the year	352.6	2.0	—	354.6
Goodwill related to transfers of operations between segments	(3.4)	3.4	—	—
Goodwill adjustments related to appraisals and other acquisition adjustments	25.3	—	—	25.3
Foreign currency translation adjustments during the year	(166.4)	(0.2)	—	(166.6)

Balance as of December 31, 2015	$3,635.6	$27.3	$—	$3,662.9

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2015	2014
Expiration lists	$2,613.3	$2,461.9
Accumulated amortization - expiration lists	(934.7)	(719.3)

	1,678.6	1,742.6

Non-compete agreements	43.7	43.2
Accumulated amortization - non-compete agreements	(34.8)	(29.5)

	8.9	13.7

Trade names	25.7	29.7
Accumulated amortization - trade names	(14.4)	(10.0)

	11.3	19.7

Net amortizable assets	$1,698.8	$1,776.0

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2016	$232.7
2017	222.3
2018	208.3
2019	194.8
2020	178.1

Total	$1,036.2

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2015	2014
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	100.0

Total Note Purchase Agreements	2,125.0	2,125.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires September 19, 2018	195.0	140.0

Premium Financing Debt Facility-expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	101.2	95.0
NZD denominated tranche	8.5	17.8
Facility C and D
AUD denominated tranche	17.2	7.7
NZD denominated tranche	10.1	7.4

Total Premium Financing Debt Facility	137.0	127.9

Total corporate and other debt	$2,457.0	$2,392.9

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2015. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2015. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods, cross-defaults to other agreements evidencing our indebtedness.

At December 31, 2015, $21.5 million of letters of credit (for which we had $11.8 million of liabilities recorded at December 31, 2015) were outstanding under the Credit Agreement. See Note 14 to our consolidated financial statements for a discussion of the letters of credit. There were $195.0 million of borrowings outstanding under the Credit Agreement at December 31, 2015. Accordingly, at December 31, 2015, $383.5 million remained available for potential borrowings, of which $53.5 million was available for additional letters of credit.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2015. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2015, AU$140.0 million and NZ$12.5 million of borrowings were outstanding under Facility B, AU$23.7 million of borrowings were outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2015, AU$10.0 million and NZ$22.5 million remained available for potential borrowing under Facility B, and AU$1.3 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 14 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2015.

The aggregate estimated fair value of the $2,125.0 million in debt under the note purchase agreements at December 31, 2015 was $2,219.6 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $195.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $137.0 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net earnings attributable to controlling interests	$356.8	$303.4	$268.6

Weighted average number of common shares outstanding	172.2	152.9	128.9
Dilutive effect of stock options using the treasury stock method	1.0	1.4	1.6

Weighted average number of common and common equivalent shares outstanding	173.2	154.3	130.5

Basic net earnings per share	$2.07	$1.98	$2.08

Diluted net earnings per share:	$2.06	$1.97	$2.06

Options to purchase 3.5 million, 1.6 million and 1.3 million shares of our common stock were outstanding at December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.5 million as of December 31, 2015. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC); (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 11, 2015, the compensation committee granted 1,941,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2018, 2019 and 2020, respectively. On March 12, 2014, the compensation committee granted 1,923,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2017, 2018 and 2019, respectively. On March 13, 2013, the compensation committee granted 1,665,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2016, 2017 and 2018, respectively. The 2015, 2014 and 2013 options expire seven years from the date of grant, or earlier in the event of termination of the employee. For certain of our executive officers age 55 or older, stock options awarded in 2015, 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2015, 2014 and 2013, we recognized $11.2 million, $9.5 million and $7.7 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2015, 2014 and 2013, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	3.0%	3.0%	3.5%
Expected risk-free interest rate	1.8%	1.8%	1.2%
Volatility	28.2%	28.9%	29.6%
Expected life (in years)	5.5	5.5	6.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2015, 2014 and 2013, as determined on the grant date using the Black-Scholes option pricing model, was $9.25, $9.66 and $7.51, respectively.

The following is a summary of our stock option activity and related information for 2015, 2014 and 2013 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2015
Beginning balance	8.4	$35.49
Granted	1.9	46.19
Exercised	(1.4)	27.59
Forfeited or canceled	(0.1)	—

Ending balance	8.8	$39.25	4.16	$36.7

Exercisable at end of year	2.1	$28.54	1.92	$25.9

Ending vested and expected to vest	8.7	$39.15	4.13	$36.6

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2014
Beginning balance	8.3	$31.35
Granted	1.9	46.86
Exercised	(1.6)	28.80
Forfeited or canceled	(0.2)	28.36

Ending balance	8.4	$35.49	3.96	$97.2

Exercisable at end of year	2.6	$26.91	1.87	$52.8

Ending vested and expected to vest	8.3	$35.38	3.93	$96.6

Year Ended December 31, 2013
Beginning balance	9.0	$28.80
Granted	1.7	39.17
Exercised	(2.3)	27.11
Forfeited or canceled	(0.1)	26.01

Ending balance	8.3	$31.35	3.62	$129.4

Exercisable at end of year	3.8	$27.64	2.15	$72.5

Ending vested and expected to vest	8.2	$31.28	3.59	$128.3

Options with respect to 7.2 million shares (less any shares of restricted stock issued under the LTIP—see Note 11 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2015.

The total intrinsic value of options exercised during 2015, 2014 and 2013 amounted to $27.0 million, $30.5 million and $32.0 million, respectively. At December 31, 2015, we had approximately $34.8 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2015 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.28 - $ 35.71	3.2	2.29	$30.57	2.1	$28.54
35.95 - 46.17	3.6	5.27	42.93	—	—
46.87 - 46.87	1.9	5.19	46.87	—	—
47.92 - 47.92	0.1	6.33	47.92	—	—

$ 21.28 - $ 47.92	8.8	4.16	$39.25	2.1	$28.54

10.	Deferred Compensation

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

Our common stock that is purchased by the rabbi trust is valued at historical cost, which equals its fair market value at the date of grant or date of purchase. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.

In the first quarter of each of 2015, 2014 and 2013, the compensation committee approved $8.9 million, $9.2 million and $8.0 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in the first quarters of 2015 and 2014 and in the second quarter of 2013. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market, based on irrevocable participant elections, to fund these 2015, 2014 and 2013 awards. In the second quarter of 2013, we instructed the trustee for the Age 62 Plan to liquidate all investments held under the Age 62 Plan, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the Age 62 Plan sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013. During 2015, 2014 and 2013, we charged $7.2 million, $7.4 million and $7.2 million, respectively, to compensation expense related to these awards.

At December 31, 2015 and 2014, we recorded $33.5 million (related to 2.1 million shares) and $28.2 million (related to 1.9 million shares), respectively, of unearned deferred compensation as an reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2015 and 2014 was $85.2 million and $89.1 million, respectively. During 2015, 2014 and 2013, cash and equity awards with an aggregate fair value of $2.3 million, $18.8 million and $1.4 million, respectively, were vested and distributed to employees under the Age 62 plan.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the key employees participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2015 and 2014, the compensation committee approved $2.7 million and $2.9 million, respectively, of awards in the aggregate to certain key employees under the DCPP that were contributed to the rabbi trust in first quarter 2015 and 2014, respectively. During 2015 and 2014 we charged $1.1 million and $2.8 million to compensation expense related to these awards. There were no distributions from the DCPP during 2015. During 2014, cash and equity awards with an aggregate fair value of $0.1 million were vested and distributed to executives under the DCPP.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At December 31, 2015, 1.5 million shares were available for grant under the LTIP for such awards.

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

In 2015, 2014 and 2013, we granted 394,975, 376,541 and 369,975 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $16.7 million, $16.0 million and $14.6 million, respectively, at the date of grant.

The 2015, 2014 and 2013 restricted stock units vest as follows: 362,600 units granted in first quarter 2015, 323,550 units granted in first quarter 2014 and 345,000 units granted in first quarter 2013, vest in full based on continued employment through March 11, 2020, March 12, 2018 and March 13, 2017, respectively, while the other 2015, 2014 and 2013 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. In the third quarter of 2014, we granted 33,741 restricted stock units to employees with an aggregate fair value of $1.5 million at the date of grant. These grants vest at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively from the date of grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2015, 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2015, 2014 and 2013 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2015	2014	2013
One year	22,175	19,250	19,375
Three years	—	33,741	—
Four years	9,200	323,550	345,000
Five years	363,600	—	5,600

Total shares granted	394,975	376,541	369,975

We account for restricted stock unit awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2015, 2014 and 2013, we charged $14.4 million, $12.7 million and $9.8 million, respectively, to compensation expense related to restricted stock awards granted in 2006 through 2015. The total intrinsic value of unvested restricted stock at December 31, 2015 and 2014 was $56.1 million and $57.3 million, respectively. During 2015 and 2014, equity awards (including accrued dividends) with an aggregate fair value of $10.2 million and $10.0 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 11, 2015 and March 12, 2014, pursuant to the LTIP, the compensation committee approved 53,900 and 48,800, respectively of provisional performance unit awards, with an aggregate fair value of $2.5 million and $2.3 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2015 and 2014 provisional awards will fully vest based on continuous employment through January 1, 2018 and January 1, 2017, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2018 and 2017, respectively. For certain of our executive officers age 55 or older, awards granted in 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. During 2015, we charged $0.5 million to compensation expense related to performance share unit awards granted in 2014. The total intrinsic value of unvested restricted stock at December 31, 2015 was $4.2 million.

Cash Awards

On March 11, 2015, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grants to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2015 provisional award will fully vest based on continuous employment through January 1, 2018. For certain of our executive officers age 55 or older, awards granted under the Program in 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2017, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2018. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2015 related to the 2015 provisional award under the Program. Based on company performance for 2014, we expect to grant 301,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018.

On March 12, 2014, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional award were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During 2015, we charged $4.9 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2014 awards.

On March 13, 2013, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional award were similar to the terms of the 2015 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in the first quarter of 2014 that will fully vest on January 1, 2016. During 2015 and 2014, we charged $5.3 million and $5.9 million, respectively, to compensation expense related to the 2013 awards.

On March 16, 2012, pursuant to the Program, the compensation committee approved the provisional cash awards of $13.1 million in the aggregate for future grants to our officers and key employees that are denominated in units (368,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2012 provisional award were similar to the terms discussed above for the 2015 provisional award. Based on our performance for 2012, we granted 365,000 units under the Program in the first quarter of 2013 that will fully vest on January 1, 2015. During 2014, we charged $8.4 million to compensation expense related to the 2012 awards. We did not recognize any compensation expense during 2015 related to the 2012 awards. During 2015, cash awards related to the 2012 provisional awards with an aggregate fair value of $15.8 million (342,000 units in the aggregate) were vested and distributed to employees under the Program.

During 2014, cash awards related to the 2011 provisional awards with an aggregate fair value of $17.6 million (411,000 units in the aggregate) were vested and distributed to employees under the Program.

12.	Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2015 and 2014. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2015	2014
Change in pension benefit obligation:
Benefit obligation at beginning of year	$272.0	$272.5
Service cost	1.1	0.7
Interest cost	10.8	12.7
Net actuarial (gain) loss	(10.4)	56.8
Partial plan settlement loss	—	(16.7)
Benefits paid	(11.7)	(54.0)

Benefit obligation at end of year	$261.8	$272.0

Change in plan assets:
Fair value of plan assets at beginning of year	$217.2	$254.9
Actual return on plan assets	2.0	16.3
Contributions by the company	—	—
Benefits paid	(11.7)	(54.0)

Fair value of plan assets at end of year	$207.5	$217.2

Funded status of the plan (underfunded)	$(54.3)	$(54.8)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities-accrued benefit liability	$(54.3)	$(54.8)
Accumulated other comprehensive loss-net actuarial loss	71.8	75.2

Net amount included in retained earnings	$17.5	$20.4

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Net periodic pension cost (earnings):
Service cost	$1.1	$0.7	$0.6
Interest cost on benefit obligation	10.8	12.7	11.7
Expected return on plan assets	(15.3)	(18.7)	(17.0)
Amortization of net loss	6.2	2.3	7.9
Settlement	—	12.0	—

Net periodic benefit cost (earnings)	2.8	9.0	3.2

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss (gain) incurred	2.9	42.5	(36.0)
Settlement recognition	—	(12.0)	—
Amortization of net loss	(6.2)	(2.3)	(7.9)

Total recognized in other comprehensive (earnings) loss	(3.3)	28.2	(43.9)

Total recognized in net periodic pension (earnings) cost and other
comprehensive (earnings) loss	$(0.5)	$37.2	$(40.7)

Estimated amortization for the following year:
Amortization of net loss	$5.9	$6.0	$2.4

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2015	2014
Discount rate	4.25%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.50%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.50%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2016	$11.7
2017	12.0
2018	12.5
2019	13.1
2020	13.5
Years 2021 to 2025	76.4

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2015	2014
Equity securities	59.0%	65.0%
Debt securities	33.0%	26.0%
Real estate	8.0%	9.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2015 and 2014. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2015	2014
Level 1	$—	$—
Level 2	106.8	116.1
Level 3	100.7	101.1

Total fair value	$207.5	$217.2

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2015	2014
Fair value at January 1	$101.1	$96.1
Settlements	—	—
Unrealized gains	(0.4)	5.0

Fair value at December 31	$100.7	$101.1

We were not required under the Internal Revenue Code (which we refer to as IRC) to make any minimum contributions to the plan for each of the 2015, 2014 and 2013 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2015 and 2014, we did not make discretionary contributions to the plan. During 2013, we made discretionary contributions of $6.3 million to the plan.

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

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed $42.5 million, $38.0 million and $36.8 million related to the plan in 2015, 2014 and 2013, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $4.7 million, $3.7 million and $2.8 million to a rabbi trust maintained under the plan in 2015, 2014 and 2013, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2015 and 2014, including employee contributions and investment earnings, was $201.2 million and $177.5 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $31.7 million, $29.7 million and $18.2 million in 2015, 2014 and 2013, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2015 and 2014 were $2.7 million and $4.1 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.3 million), ($0.5 million) and ($0.5 million) in 2015, 2014 and 2013, respectively.

13.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2015		December 31,
		Funding	2014
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC and C-Quest Technologies International LLC	—	—	—
Clean-coal investments:
Controlling interest in five limited liability companies that own fourteen 2009 Era Clean Coal Plants	13.9	—	17.3
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plants	0.8	—	1.0
Controlling interest in fifteen limited liability companies that own nineteen 2011 Era Clean Coal Plants	60.3	2.2	54.5
Other investments	2.6	2.9	3.2

Total investments	$83.6	$5.1	$82.0

Chem-Mod LLC - At December 31, 2015, we held a 46.5% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the controlling manager of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2015, total assets and total liabilities of this VIE were $10.3 million and $0.9 million, respectively. At December 31, 2014, total assets and total liabilities of this VIE were $10.2 million and $1.2 million, respectively. For 2015, total revenues and expenses were $72.1 million and $3.0 million, respectively. For 2014, total revenues and expenses were $69.1 million and $3.0 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2015, we held a 31.5% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (together, C-Quest) - At December 31, 2015, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but due to our lack of control over the operation of C-Quest, we do not consolidate this investment into our consolidated financial statements. Prior to August 1, 2013, we had an option to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our remaining option was reduced to 15% and the remaining purchase price was reduced to $7.5 million.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. Our investment in these nine plants had been accounted for under the equity method of accounting until the March 1, 2014 transaction described below. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. For 2015, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $233.6 million and $239.5 million (net of noncontrolling interests), respectively. For 2014, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $260.9 million and $264.3 million, respectively. For 2013, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $128.3 million and $133.5 million, respectively.

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

•

On September 1, 2013, we purchased a 99% interest in a limited liability company that has ownership interests in four limited liability companies that own five 2011 Era Plants. The purchase price was $4.0 million in cash plus a $10.0 million note with 3% interest due in installments through December 19, 2021. Total revenues and expenses recorded in our consolidated statement of earnings, for 2015 related to the acquisition, were $84.8 million and $93.6 million, respectively. Total revenues and expenses recorded in our consolidated statement of earnings, for 2014 related to the acquisition, were $84.0 million and $93.0 million, respectively. Total revenues and expenses recorded in our consolidated statement of earnings, for 2013 related to the acquisition, were $33.7 million and $36.9 million, respectively

•

On March 1, 2014, we purchased additional ownership interests from a co-investor in four limited liability companies that own seven 2009 Era Plants and five 2011 Era Plants. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying consolidated statement of earnings, which included the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $15.6 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements. For seven of the 2009 Era Plants, our ownership increased from 49.5% to 100%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our consolidated statement of earnings, for 2015 related to the acquisition, were $452.7 million and $482.8 million, respectively. Total revenues and expenses recorded in our consolidated statement of earnings, for 2014 related to the acquisition, were $381.6 million and $405.7 million, respectively.

•	As of December 31, 2015:

•	Twenty-nine of the plants have long-term production contracts.

•	The remaining five plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At December 31, 2015, total assets and total liabilities of this VIE were $7.8 million and $5.2 million, respectively. For 2015, total revenues and expenses of this VIE were $36.9 million and $45.3 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2015, we owned a non-controlling, minority interest in four venture capital funds totaling $2.1 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2015, total assets and total liabilities of these VIEs were approximately $60.0 million and $20.0 million, respectively.

14.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements and Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2015 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Note purchase agreements	$50.0	$300.0	$100.0	$100.0	$100.0	$1,475.0	$2,125.0
Credit Agreement	195.0	—	—	—	—	—	195.0
Premium Financing Debt Facility	137.0	—	—	—	—	—	137.0
Interest on debt	100.7	97.5	77.5	73.2	68.6	255.3	672.8

Total debt obligations	482.7	397.5	177.5	173.2	168.6	1,730.3	3,129.8
Operating lease obligations	103.3	103.1	86.9	73.6	63.4	253.0	683.3
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	(0.1)	—	(1.5)
Outstanding purchase obligations	104.1	13.3	8.1	4.0	3.6	—	133.1

Total contractual obligations	$689.3	$513.5	$272.4	$250.7	$235.5	$1,983.3	$3,944.7

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $81.6 million related to expenditures on our new corporate headquarters building.

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

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $121.6 million in 2015, $122.0 million in 2014 and $91.3 million in 2013.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2015. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2015 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2016	2017	2018	2019	2020	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.5	$21.5
Financial guarantees	0.4	0.4	0.4	0.4	0.4	2.8	4.8
Funding commitments	15.8	17.8	—	1.5	—	1.4	36.5

Total commitments	$16.2	$18.2	$0.4	$1.9	$0.4	$25.7	$62.8

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 13 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date. Funding commitments in the table above includes $31.4 million related to expenditures on our new corporate headquarters building.

Since January 1, 2002, we have acquired 383 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2012 to 2015 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $565.4 million, of which $229.7 million was recorded in our consolidated balance sheet as of December 31, 2015 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2015 or 2014 that was recourse to us.

At December 31, 2015, we had posted two letters of credit totaling $9.7 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $11.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2015, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a third quarter acquisition’s lease. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2015 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Venture capital funds
Funding commitment to two funds - $1.5 million and $1.4 million expire in 2019 and 2023, respectively Trigger - Agreed conditions met	None	None	$2.9	$—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2020 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us	None	None	9.7	11.8
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2020 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2020 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	$5.0	$—
Funding commitments related to expenditures on our new corporate headquarters building - expires when payment is made Trigger - Agreed conditions met	None	None	31.4	—
Funding commitments on a clean energy investment - expires when payment is made Trigger - Agreed conditions met	None	None	2.2	—
Credit support under letters of credit in lieu of a security deposit for an acquisition’s lease Trigger - Lease payments do not get made	None	None	0.5	—
Financial guarantees of loans to 19 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(1)	None	4.8	—

			$62.8	$11.8

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

In July 2014, we were named in a lawsuit which asserts that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint seeks a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. We and the other defendants dispute the allegations contained in the complaint and intend to defend this matter vigorously. On September 30, 2014, we filed a motion to dismiss the complaint on behalf of all defendants. On February 4, 2015, our motion to dismiss was granted by the court; however, the court also granted Nalco Company leave to file an amended complaint, which Nalco did on March 3, 2015. We filed a second motion to dismiss, which was granted by the court on October 15, 2015. Nalco filed its most recent amended complaint in November 2015 and we again moved to dismiss, alleging no infringement of Nalco’s intellectual property. The court is currently scheduled to rule on this motion on April 20, 2016. Although the court granted Nalco Company leave to file a further amended complaint, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

During January and February 2015, five senior employees of our U.K.-based international brokerage operation, including the chief executive officer and chief financial officer, resigned from the company and disclosed that they intended to work for another insurance brokerage firm. In April 2015, we commenced litigation against the former chief executive officer, the former chief financial officer and a third-party financial advisor. Among other things, the litigation sought damages for breach of fiduciary duty, breach of contract and taking of corporate opportunities. On August 26, 2015, we announced that we had settled the litigation for total payments to us of approximately £20.0 million (or $31.0 million). In addition, certain of the former executives agreed to repay employee loans and retention awards totaling approximately £2.0 million (or $3.1 million). During 2015, we recognized a pretax gain of $31.0 million related to this settlement, which has been included in other net revenues in the consolidated statement of earnings.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2015 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $7.4 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At December 31, 2015, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $32.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At December 31, 2015, we had exposure on $109.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures, no liabilities have been recorded in our December 31, 2015 consolidated balance sheet related to these indemnification obligations.

15.	Insurance Operations

We have ownership interests in several insurance and reinsurance companies based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company; all insurance is assumed or written within individual Captive Cells. Most Captive Cells reinsure individual lines of insurance coverage from external insurance companies. In addition, some Captive Cells offer individual lines of insurance coverage from one of our insurance company subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an insurance company and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts or letters of credit to limit our risk.

We have a wholly owned insurance company subsidiary based in the U.S. that cedes all of its insurance to reinsurers or captives under facultative and quota share treaty reinsurance agreements. This company was established in fourth quarter 2014 and began writing business in December 2014. These reinsurance arrangements diversify our business and minimize our exposure to losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer of its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit, to fully offset the risk.

Reconciliations of direct to net premiums, on a written and earned basis, for 2015, 2014 and 2013 related to the wholly-owned insurance company subsidiary discussed above are as follows (in millions):

	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$71.5	$71.7	$34.9	$2.4	$—	$—
Assumed	4.4	5.1	2.3	0.2	—	—
Ceded	(75.9)	(76.8)	(37.2)	(2.6)	—	—

Net	$—	$—	$—	$—	$—	$—

At December 31, 2015 and 2014, our insurance company subsidiary had reinsurance recoverables of $40.1 million and $34.8 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives.

16.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. The foreign earnings (losses) before income taxes were $(52.1) million in 2015, $3.4 million in 2014 and $45.9 million in 2013. Earnings before income taxes include the impact of intercompany interest expense between domestic and foreign legal entities. Foreign intercompany interest expense was $107.0 million in 2015, $76.5 million in 2014 and $16.6 million in 2013. Domestic intercompany interest income was $107.0 million in 2015, $76.5 million in 2014 and $16.6 million in 2013. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Earnings (losses) before income taxes:
United States	$345.6	$288.1	$245.1
Foreign, principally Australia, Canada, New Zealand and the U.K.	(52.1)	3.4	45.9

Total earnings before income taxes	$293.5	$291.5	$291.0

Provision (benefit) for income taxes:
Federal:
Current	$43.9	$38.8	$29.0
Deferred	(139.4)	(96.6)	(47.7)

	(95.5)	(57.8)	(18.7)

State and local:
Current	18.9	19.5	10.6
Deferred	(3.3)	(1.1)	(0.6)

	15.6	18.4	10.0

Foreign:
Current	22.9	30.5	29.0
Deferred	(38.6)	(27.1)	(13.9)

	(15.7)	3.4	15.1

Total provision (benefit) for income taxes	$(95.6)	$(36.0)	$6.4

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2015		2014		2013
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$102.7	35.0	$102.0	35.0	$101.9	35.0
State income taxes - net of Federal benefit	10.2	3.5	12.0	4.1	6.5	2.2
Differences related to non U.S. operations	(22.6)	(7.7)	(11.2)	(3.8)	(4.7)	(1.6)
Alternative energy, foreign and other tax credits	(181.3)	(61.8)	(145.5)	(49.9)	(93.8)	(32.2)
Other permanent differences	(4.9)	(1.7)	(2.5)	(0.9)	(1.9)	(0.7)
Nondeductible employee compensation	—	—	5.4	1.9	—	—
Changes in unrecognized tax benefits	3.0	1.0	2.4	0.8	1.5	0.5
Change in valuation allowance	1.7	0.6	—	—	0.5	0.2
Change in U.K. tax rate	(4.2)	(1.4)	—	—	(2.0)	(0.7)
Other	(0.2)	(0.1)	1.4	0.5	(1.6)	(0.5)

Provision (benefit) for income taxes	$(95.6)	(32.6)	$(36.0)	(12.3)	$6.4	2.2

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2015	2014
Gross unrecognized tax benefits at January 1	$12.5	$9.2
Increases in tax positions for current year	2.9	2.6
Settlements	—	—
Lapse in statute of limitations	(1.3)	(1.0)
Increases in tax positions for prior years	2.1	1.7
Decreases in tax positions for prior years	(0.5)	—

Gross unrecognized tax benefits at December 31	$15.7	$12.5

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.8 million and $8.2 million at December 31, 2015 and 2014, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2015 and 2014, we had accrued interest and penalties related to unrecognized tax benefits of $1.1 million and $0.8 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2015, our corporate returns had been examined by the IRS through calendar year 2010. The IRS is currently conducting various examinations of calendar years 2011 and 2012. In addition, a number of foreign, state, local and partnership examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$341.6	$233.4
Accrued and unfunded compensation and employee benefits	197.0	166.9
Amortizable intangible assets	39.4	62.0
Compensation expense related to stock options	12.6	14.7
Accrued liabilities	34.3	31.0
Accrued pension liability	23.4	24.3
Investments	9.5	10.0
Net operating loss carryforwards	22.1	12.9
Deferred rent liability	8.7	8.5
Other	7.7	4.8

Total deferred tax assets	696.3	568.5
Valuation allowance for deferred tax assets	(52.8)	(73.7)

Deferred tax assets	643.5	494.8

Deferred tax liabilities:
Nondeductible amortizable intangible assets	307.1	338.7
Investment-related partnerships	28.7	26.6
Depreciable fixed assets	11.7	8.8
Other prepaid items	4.6	4.3

Total deferred tax liabilities	352.1	378.4

Net deferred tax assets	$291.4	$116.4

At December 31, 2015 and 2014, $122.1 million and $102.2 million, respectively, of deferred tax assets have been included in other current assets in the accompanying consolidated balance sheet. At December 31, 2015 and 2014, $4.6 million and $4.3 million, respectively, of deferred tax liabilities have been included in other current liabilities and $347.5 million and $374.1 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $108.2 million have an indefinite life, general business tax credits of $233.4 million expire, if not utilized, in 2033. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various state net operating loss carryforwards that may not be utilized in the future.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($231.9 million and $279.9 million at December 31, 2015 and 2014, respectively) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $10.4 million and $36.2 million at December 31, 2015 and 2014, respectively.

17.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2013	$(52.4)	$20.5	$(0.9)	$(32.8)
Net change in period	26.8	1.6	1.8	30.2

Balance as of December 31, 2013	(25.6)	22.1	0.9	(2.6)
Net change in period	(18.6)	(238.4)	(1.0)	(258.0)

Balance as of December 31, 2014	(44.2)	(216.3)	(0.1)	(260.6)
Net change in period	1.3	(261.1)	(2.1)	(261.9)

Balance as of December 31, 2015	$(42.9)	$(477.4)	$(2.2)	$(522.5)

The foreign currency translation in 2015, 2014 and 2013 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K. During 2015, 2014 and 2013, $6.2 million, $14.3 million and $7.9 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2015, 2014 and 2013, zero, $0.6 million and $0.9 million, respectively, of expense related to the fair value of derivative investments was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2015, 2014 and 2013, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

18.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2015 and 2014 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2015
Total revenues	$1,231.3	$1,371.4	$1,454.8	$1,334.9
Total expenses	1,200.4	1,242.9	1,349.1	1,306.5

Earnings before income taxes	$30.9	$128.5	$105.7	$28.4

Net earnings attributable to controlling interests	$21.9	$139.3	$133.3	$62.3

Basic net earnings per share:	$0.13	$0.82	$0.76	$0.35

Diluted net earnings per share:	$0.13	$0.81	$0.75	$0.35

2014
Total revenues	$915.0	$1,179.3	$1,286.8	$1,245.4
Total expenses	861.1	1,067.4	1,191.4	1,215.1

Earnings before income taxes	$53.9	$111.9	$95.4	$30.3

Net earnings attributable to controlling interests	$49.3	$109.0	$93.6	$51.5

Basic net earnings per share:	$0.37	$0.71	$0.58	$0.32

Diluted net earnings per share:	$0.36	$0.70	$0.58	$0.31

19.	Segment Information

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

Financial information relating to our segments for 2015, 2014 and 2013 is as follows (in millions):

Year Ended December 31, 2015	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,338.7	$—	$—	$2,338.7
Fees	705.8	726.5	—	1,432.3
Supplemental commissions	125.5	—	—	125.5
Contingent commissions	93.7	—	—	93.7
Investment income	53.6	0.6	—	54.2
Gains on books of business sales and other	6.7	—	—	6.7
Revenue from clean coal activities	—	—	1,310.8	1,310.8
Other - net gain	—	—	30.5	30.5

Total revenues	3,324.0	727.1	1,341.3	5,392.4

Compensation	1,939.7	427.2	62.0	2,428.9
Operating	638.1	180.8	21.8	840.7
Cost of revenues from clean coal activities	—	—	1,351.5	1,351.5
Interest	—	—	103.0	103.0
Depreciation	54.4	24.3	15.2	93.9
Amortization	237.3	3.0	—	240.3
Change in estimated acquisition earnout payables	41.1	(0.5)	—	40.6

Total expenses	2,910.6	634.8	1,553.5	5,098.9

Earnings (loss) before income taxes	413.4	92.3	(212.2)	293.5
Provision (benefit) for income taxes	145.3	35.1	(276.0)	(95.6)

Net earnings	268.1	57.2	63.8	389.1
Net earnings attributable to noncontrolling interests	1.7	—	30.6	32.3

Net earnings attributable to controlling interests	$266.4	$57.2	$33.2	$356.8

Net foreign exchange gain (loss)	$(0.2)	$—	$0.4	$0.2
Revenues:
United States	$2,122.1	$591.8	$1,327.5	$4,041.4
United Kingdom	738.5	28.4	—	766.9
Australia	157.3	99.4	—	256.7
Canada	133.1	3.5	—	136.6
New Zealand	118.6	4.0	—	122.6
Other foreign	54.4	—	13.8	68.2

Total revenues	$3,324.0	$727.1	$1,341.3	$5,392.4

At December 31, 2015
Identifiable assets:
United States	$4,092.8	$525.2	$1,264.9	$5,882.9
United Kingdom	2,580.0	72.1	—	2,652.1
Australia	895.8	55.6	—	951.4
Canada	575.0	3.1	—	578.1
New Zealand	623.1	4.1	—	627.2
Other foreign	203.0	—	19.1	222.1

Total identifiable assets	$8,969.7	$660.1	$1,284.0	$10,913.8

Goodwill - net	$3,635.6	$27.3	$—	$3,662.9
Amortizable intangible assets - net	1,677.8	21.0	—	1,698.8

Year Ended December 31, 2014	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,083.0	$—	$—	$2,083.0
Fees	577.0	681.3	—	1,258.3
Supplemental commissions	104.0	—	—	104.0
Contingent commissions	84.7	—	—	84.7
Investment income	40.3	1.0	—	41.3
Gains on books of business sales and other	7.3	—	—	7.3
Revenue from clean coal activities	—	—	1,029.5	1,029.5
Other - net gain	—	—	18.4	18.4

Total revenues	2,896.3	682.3	1,047.9	4,626.5

Compensation	1,703.1	414.2	50.3	2,167.6
Operating	530.1	176.4	36.6	743.1
Cost of revenues from clean coal activities	—	—	1,058.9	1,058.9
Interest	—	—	89.0	89.0
Depreciation	44.4	21.2	3.8	69.4
Amortization	186.3	3.2	—	189.5
Change in estimated acquisition earnout payables	17.6	(0.1)	—	17.5

Total expenses	2,481.5	614.9	1,238.6	4,335.0

Earnings (loss) before income taxes	414.8	67.4	(190.7)	291.5
Provision (benefit) for income taxes	151.0	25.3	(212.3)	(36.0)

Net earnings	263.8	42.1	21.6	327.5
Net earnings attributable to noncontrolling interests	0.9	—	23.2	24.1

Net earnings (loss) attributable to controlling interests	$262.9	$42.1	$(1.6)	$303.4

Net foreign exchange gain (loss)	$1.1	$—	$(0.6)	$0.5
Revenues:
United States	$1,873.3	$532.6	$1,036.9	$3,442.8
United Kingdom	696.8	29.4	—	726.2
Australia	122.4	114.2	—	236.6
Canada	81.8	3.2	—	85.0
New Zealand	78.4	2.9	—	81.3
Other foreign	43.6	—	11.0	54.6

Total revenues	$2,896.3	$682.3	$1,047.9	$4,626.5

At December 31, 2014
Identifiable assets:
United States	$3,557.1	$457.5	$1,032.0	$5,046.6
United Kingdom	2,376.4	74.0	—	2,450.4
Australia	992.2	39.0	—	1,031.2
Canada	639.2	2.8	—	642.0
New Zealand	614.1	1.6	—	615.7
Other foreign	207.2	—	16.9	224.1

Total identifiable assets	$8,386.2	$574.9	$1,048.9	$10,010.0

Goodwill - net	$3,427.5	$22.1	$—	$3,449.6
Amortizable intangible assets - net	1,757.3	18.7	—	1,776.0

Year Ended December 31, 2013	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,553.1	$—	$—	$1,553.1
Fees	432.5	627.0	—	1,059.5
Supplemental commissions	77.3	—	—	77.3
Contingent commissions	52.1	—	—	52.1
Investment income	6.1	2.0	—	8.1
Gains on books of business sales and other	5.2	—	—	5.2
Revenue from clean coal activities	—	—	412.5	412.5
Other - net gain	—	—	11.8	11.8

Total revenues	2,126.3	629.0	424.3	3,179.6

Compensation	1,277.9	383.0	24.1	1,685.0
Operating	364.7	149.0	22.2	535.9
Cost of revenues from clean coal activities	—	—	437.3	437.3
Interest	—	—	50.1	50.1
Depreciation	30.8	19.7	2.9	53.4
Amortization	122.3	2.9	—	125.2
Change in estimated acquisition earnout payables	3.4	(1.7)	—	1.7

Total expenses	1,799.1	552.9	536.6	2,888.6

Earnings (loss) before income taxes	327.2	76.1	(112.3)	291.0
Provision (benefit) for income taxes	122.2	28.4	(144.2)	6.4

Net earnings	205.0	47.7	31.9	284.6
Net earnings attributable to noncontrolling interests	1.7	—	14.3	16.0

Net earnings attributable to controlling interests	$203.3	$47.7	$17.6	$268.6

Net foreign exchange gain (loss)	$0.6	$—	$(0.4)	$0.2
Revenues:
United States	$1,626.8	$491.5	$415.2	$2,533.5
United Kingdom	400.5	27.4	—	427.9
Australia	47.1	105.5	—	152.6
Canada	29.5	3.1	—	32.6
New Zealand	—	1.5	—	1.5
Other foreign	22.4	—	9.1	31.5

Total revenues	$2,126.3	$629.0	$424.3	$3,179.6

At December 31, 2013
Identifiable assets:
United States	$3,191.5	$447.1	$783.8	$4,422.4
United Kingdom	1,819.5	58.8	—	1,878.3
Australia	214.3	63.6	—	277.9
Canada	107.3	1.5	—	108.8
New Zealand	—	1.8	—	1.8
Other foreign	162.0	—	9.3	171.3

Total identifiable assets	$5,494.6	$572.8	$793.1	$6,860.5

Goodwill - net	$2,122.9	$22.3	$—	$2,145.2
Amortizable intangible assets - net	1,057.4	21.4	—	1,078.8

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 10, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 10, 2016

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded twenty-one of the forty-four entities acquired in 2015, which are included in our 2015 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.8% of total assets as of December 31, 2015 and approximately 0.6% of total revenues and approximately 0.6% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 10, 2016

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of twenty-one of the forty-four entities acquired in 2015, which are included in the 2015 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 0.8% of total assets as of December 31, 2015 and approximately 0.6% of total revenues and approximately 0.6% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Arthur J. Gallagher & Co. and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 10, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2015, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2015. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2016 Proxy Statement will include the information required by this item under the headings “Board of Directors,” “Security Ownership by Certain Beneficial Owners and Management – Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2016 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2016 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2016 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2016 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor – Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2015.

(b)	Consolidated Balance Sheet as of December 31, 2015 and 2014.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2015.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2015.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II – Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2013, by and among Arthur J. Gallagher & Co., Bollinger Holdings, Inc., Bollinger, Inc., JPGAC, LLC, Evercore Capital Partners II L.P., Evercore Partners Inc. and Management Group, LLC (incorporated by reference to the same exhibit number to the post-effective amendment No. 2 to our Form S-4 Registration Statement dated September 6, 2013, File No. 333-188651).

2.2	Share Purchase Agreement, dated September 4, 2013, between Gallagher, Giles and the Seller (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated September 6, 2013, File No. 1 09761).

2.3	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders (incorporated by reference to Exhibit 2.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

2.4	Share Sale Agreement, amended and restated as of June 15, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated June 16, 2014, File No. 1 09761).

2.5	Share Purchase Agreement, dated as of May 19, 2014, by and among Arthur J. Gallagher & Co., Roins Financial Services Limited and Noraxis Capital Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 19, 2014, File No. 1-09761).

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated October 23, 2015, File No. 1-09761).

4.1	Multicurrency Credit Agreement, dated as of September 19, 2013, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents and U.S. Bank National Association, as documentation agent (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated September 19, 2013, File No. 1-09761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-09761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2015 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 16, 2015 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.18	Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of March 11, 2015 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2015, File No. 1-09761).

*10.25	Arthur J. Gallagher & Co. United Kingdom Incentive Stock Option Plan, Amended and restated as of January 22, 1998 and approved by the Inland Revenue on June 12, 1998 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, File No. 1-09761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.45.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-09761).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2016.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of February, 2016 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/S/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/s/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/s/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
William L. Bax

* D. JOHN COLDMAN	Director
D. John Coldman

* FRANK E. ENGLISH, JR.	Director
Frank E. English, Jr.

*ELBERT O. HAND	Director
Elbert O. Hand

*DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. MC CURDY	Director
Kay W. Mc Curdy

* RALPH J. NICOLETTI	Director
Ralph J. Nicoletti

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/s/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2015
Allowance for doubtful accounts	$10.7	$5.7	$(3.1	)(1)	$13.3
Allowance for estimated policy cancellations	6.8	3.6	(3.0	)(2)	7.4
Accumulated amortization of expiration lists, noncompete agreements and trade names	758.8	240.3	(15.2	)(3)	983.9

Year ended December 31, 2014
Allowance for doubtful accounts	$6.7	$2.7	$1.3	(1)	$10.7
Allowance for estimated policy cancellations	4.2	(0.2)	2.8	(2)	6.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	544.1	189.5	25.2	(3)	758.8

Year ended December 31, 2013
Allowance for doubtful accounts	$6.6	$2.7	$(2.6	)(1)	$6.7
Allowance for estimated policy cancellations	4.0	(0.2)	0.4	(2)	4.2
Accumulated amortization of expiration lists, noncompete agreements and trade names	419.3	125.2	(0.4	)(3)	544.1

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

Exhibit Index

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