Form 10-Q
period 2016-03-31
GALLAGHER ARTHUR J & CO
filed 2016-05-02
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2016 was approximately 177,129,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2016	2015
Commissions	$566.0	$519.7
Fees	338.2	323.2
Supplemental commissions	32.9	26.9
Contingent commissions	55.2	44.5
Investment income	10.3	13.1
Gains on books of business sales	2.2	0.9
Revenues from clean coal activities	294.8	303.9
Other net revenues (losses)	0.8	(0.9)

Total revenues	1,300.4	1,231.3

Compensation	622.1	575.2
Operating	204.5	203.5
Cost of revenues from clean coal activities	304.4	309.3
Interest	25.8	25.6
Depreciation	24.7	21.5
Amortization	59.3	54.7
Change in estimated acquisition earnout payables	3.9	10.6

Total expenses	1,244.7	1,200.4

Earnings before income taxes	55.7	30.9
Benefit for income taxes	(2.2)	(1.5)

Net earnings	57.9	32.4
Net earnings attributable to noncontrolling interests	11.4	10.5

Net earnings attributable to controlling interests	$46.5	$21.9

Basic net earnings per share	$0.26	$0.13
Diluted net earnings per share	0.26	0.13
Dividends declared per common share	0.38	0.37

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended March 31,
	2016	2015
Net earnings	$57.9	$32.4
Change in pension liability, net of taxes	0.8	0.7
Foreign currency translation	(12.7)	(134.8)
Change in fair value of derivative investments, net of taxes	(1.0)	—

Comprehensive earnings (loss)	45.0	(101.7)
Comprehensive earnings (loss) attributable to noncontrolling interests	14.2	(4.0)

Comprehensive earnings (loss) attributable to controlling interests	$30.8	$(97.7)

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
Cash and cash equivalents	$425.4	$480.4
Restricted cash	1,303.5	1,412.1
Premiums and fees receivable	1,706.8	1,734.0
Other current assets	503.8	587.2

Total current assets	3,939.5	4,213.7
Fixed assets - net	218.2	202.7
Deferred income taxes	660.6	643.5
Other noncurrent assets	528.0	488.9
Goodwill - net	3,693.4	3,662.9
Amortizable intangible assets - net	1,672.9	1,698.8

Total assets	$10,712.6	$10,910.5

Premiums payable to insurance and reinsurance companies	$2,722.9	$2,877.1
Accrued compensation and other accrued liabilities	728.8	812.7
Unearned fees	70.5	61.3
Other current liabilities	49.0	54.0
Premium financing debt	96.2	137.0
Corporate related borrowings - current	355.0	245.0

Total current liabilities	4,022.4	4,187.1
Corporate related borrowings - noncurrent	2,071.8	2,071.7
Other noncurrent liabilities	966.1	963.5

Total liabilities	7,060.3	7,222.3

Stockholders’ equity:
Common stock - issued and outstanding 177.1 shares in 2016 and 176.9 shares in 2015	177.1	176.9
Capital in excess of par value	3,202.0	3,209.4
Retained earnings	753.4	774.5
Accumulated other comprehensive loss	(535.4)	(522.5)

Stockholders’ equity attributable to controlling interests	3,597.1	3,638.3
Stockholders’ equity attributable to noncontrolling interests	55.2	49.9

Total stockholders’ equity	3,652.3	3,688.2

Total liabilities and stockholders’ equity	$10,712.6	$10,910.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$57.9	$32.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(2.2)	0.1
Depreciation and amortization	84.0	76.2
Change in estimated acquisition earnout payables	3.9	10.6
Amortization of deferred compensation and restricted stock	5.7	4.2
Stock-based and other noncash compensation expense	3.3	2.2
Effect of changes in foreign exchange rates	0.1	0.1
Net change in restricted cash	92.8	162.5
Net change in premiums receivable	(60.8)	(79.3)
Net change in premiums payable	(114.2)	(81.4)
Net change in other current assets	85.9	96.7
Net change in accrued compensation and other accrued liabilities	(19.0)	40.1
Net change in fees receivable/unearned fees	16.6	(16.5)
Net change in income taxes payable	(3.4)	(30.4)
Net change in deferred income taxes	(16.7)	(2.1)
Net change in other noncurrent assets and liabilities	(17.3)	(34.2)
Unrealized foreign currency remeasurement loss	(7.2)	(67.9)

Net cash provided by operating activities	109.4	113.3

Cash flows from investing activities:
Net additions to fixed assets	(61.9)	(17.8)
Cash paid for acquisitions, net of cash acquired	(61.7)	(22.0)
Net proceeds from sales of operations/books of business	1.7	0.8
Net funding of investment transactions	(6.5)	(1.3)

Net cash used by investing activities	(128.4)	(40.3)

Cash flows from financing activities:
Proceeds from issuance of common stock	6.8	18.1
Tax impact from issuance of common stock	0.6	4.1
Repurchases of common stock	(30.4)	—
Payments for noncontrolling interests	(8.9)	(10.6)
Dividends paid	(68.9)	(62.7)
Net borrowings on premium financing debt facility	(44.3)	(28.3)
Borrowings on line of credit facility	332.0	17.0
Repayments on line of credit facility	(221.0)	(42.0)

Net cash used by financing activities	(34.1)	(104.4)

Effect of changes in foreign exchange rates on cash and cash equivalents	(1.9)	(6.2)

Net decrease in cash and cash equivalents	(55.0)	(37.6)
Cash and cash equivalents at beginning of period	480.4	314.4

Cash and cash equivalents at end of period	$425.4	$276.8

Supplemental disclosures of cash flow information:
Interest paid	$29.0	$28.8
Income taxes paid	13.8	12.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Earnings	Noncontrolling

	Shares	Amount	Par Value	Earnings	(Loss)	Interests	Total
Balance at December 31, 2015	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2
Net earnings	—	—	—	46.5	—	11.4	57.9
Dividends paid to noncontrolling interests	—	—	—	—	—	(8.9)	(8.9)
Change in pension liability, net of taxes of $0.5 million	—	—	—	—	0.8	—	0.8
Foreign currency translation	—	—	—	—	(12.7)	2.8	(9.9)
Change in fair value of derivative instruments, net of taxes of ($0.6) million	—	—	—	—	(1.0)	—	(1.0)
Compensation expense related to stock option plan grants	—	—	3.3	—	—	—	3.3
Tax impact from issuance of common stock	—	—	0.6	—	—	—	0.6
Common stock issued in:
Two purchase transactions	0.5	0.5	20.2	—	—	—	20.7
Stock option plans	0.2	0.2	4.0	—	—	—	4.2
Employee stock purchase plan	0.1	0.1	2.5	—	—	—	2.6
Deferred compensation and restricted stock	0.2	0.2	(8.4)	—	—	—	(8.2)
Common stock repurchases	(0.8)	(0.8)	(29.6)	—	—	—	(30.4)
Cash dividends declared on common stock	—	—	—	(67.6)	—	—	(67.6)

Balance at March 31, 2016	177.1	$177.1	$3,202.0	$753.4	$(535.4)	$55.2	$3,652.3

See notes to consolidated financial statements.

Notes to March 31, 2016 Consolidated Financial Statements (Unaudited)

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2015, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. In the preparation of our unaudited consolidated financial statements as of March 31, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update (which we refer to as ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new accounting guidance requires that all companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than maintaining an APIC pool and recognizing the tax benefits in excess of compensation costs through equity. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the new guidance may be applied either retrospectively or on a prospective basis. Management is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

Consolidations

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This new accounting guidance on consolidations, eliminates the deferral granted to investment companies from applying the variable interest entities guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and required re-evaluation of these entities under the revised guidance, which could have changed previous consolidation conclusions. The new guidance was effective in first quarter of 2016 and has been applied by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new accounting guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance was effective in first quarter 2016 and has been applied by us on a retrospective basis. Accordingly, we have reclassified debt issuance costs of $3.3 million previously included in Other non-current assets to Corporate related borrowings – noncurrent in our consolidated balance sheet as of December 31, 2015.

Intangibles – Goodwill and Other

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance provides additional information to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The new guidance was effective in first quarter 2016 and has been applied by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new accounting guidance requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined rather than retrospectively applying the change to the acquisition date. The new guidance was effective in first quarter 2016 and was applied by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new accounting guidance requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent components. ASU 2015-17 is effective in first quarter 2017. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during first quarter 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent in our December 31, 2015 consolidated balance sheet, which increased Noncurrent deferred tax assets by $122.1 million and increased Other noncurrent liabilities by $4.6 million.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new revenue standard. This new guidance was originally effective for the first quarter 2017 and early adoption was not permitted. With the one year deferral date, this new guidance is now effective for the first quarter 2018, but it can be adopted earlier in first quarter of 2017. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. We are currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new accounting guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This new guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for first quarter 2019, and requires a modified retrospective adoption, with early adoption permitted. We are currently reviewing the new guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

3. Business Combinations

During the three-month period ended March 31, 2016, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Bomford, Couch & Wilson, Inc. (BCW) February 1, 2016	—	$—	$0.9	$—	$—	$1.4	$2.3	$2.1
White & Company Insurance, Inc. (WCI) February 1, 2016	494	17.4	—	—	1.9	—	19.3	—
Joseph Distel & Company, Inc. (JDC) March 1, 2016	—	—	1.3	—	0.2	—	1.5	—
Vincent L. Braband Insurance, Inc. (VBI) March 1, 2016	—	—	3.0	—	0.3	0.4	3.7	1.1
Kane’s Insurance Management Operations (KIM) March 31, 2016	—	—	30.8	—	—	—	30.8	—
Three other acquisitions completed in 2016	—	—	5.7	0.1	0.6	1.3	7.7	1.8

	494	$17.4	$41.7	$0.1	$3.0	$3.1	$65.3	$5.0

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.5% to 4.0% for our 2016 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.0% for all of our 2016 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2016 and 2015, we recognized $4.2 million and $4.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2016 and 2015, we recognized $0.3 million of income and $6.4 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 32 and 24 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $530.2 million as of March 31, 2016, of which $213.4 million was recorded in our consolidated balance sheet as of March 31, 2016, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2016 (in millions):

	BCW	WCI	JDC	VBI	KIM	Three Other Acquisitions	Total
Cash	$—	$—	$0.1	$0.1	$2.0	$0.9	$3.1
Other current assets	0.2	2.8	1.2	0.1	2.2	0.5	7.0
Fixed assets	—	0.1	0.1	—	0.4	—	0.6
Noncurrent assets	—	—	—	—	—	—	—
Goodwill	1.4	13.1	0.8	1.8	13.1	3.3	33.5
Expiration lists	0.9	8.9	0.7	1.8	18.0	3.9	34.2
Non-compete agreements	—	0.1	—	—	1.3	0.2	1.6

Total assets acquired	2.5	25.0	2.9	3.8	37.0	8.8	80.0

Current liabilities	0.2	2.2	1.4	0.1	5.9	1.1	10.9
Noncurrent liabilities	—	3.5	—	—	0.3	—	3.8

Total liabilities assumed	0.2	5.7	1.4	0.1	6.2	1.1	14.7

Total net assets acquired	$2.3	$19.3	$1.5	$3.7	$30.8	$7.7	$65.3

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $33.5 million, $34.2 million and $1.6 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 2.5% to 10.0%, respectively, for our 2015 acquisitions for which valuations were performed in 2016. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 14.5% for our 2015 acquisitions for which valuations were performed in 2016. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and three to five years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.

Of the $34.2 million of expiration lists and $1.6 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2016, $9.8 million and $0.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $3.8 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2016 related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2016 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2015 (in millions, except per share data):

	Three-month period ended March 31,
	2016	2015
Total revenues	$1,304.7	$1,238.9
Net earnings attributable to controlling interests	46.1	22.1
Basic net earnings per share	0.26	0.13
Diluted net earnings per share	0.26	0.13

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2015, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2016 totaled approximately $30.0 million. For the three-month period ended March 31, 2016, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2016 in the aggregate, were $2.2 million and $0.2 million, respectively.

4. Other Current Assets

Major classes of other current assets consist of the following (in millions):

	March 31,	December 31,
	2016	2015
Premium finance advances and loans	$197.2	$220.2
Accrued supplemental, direct bill and other receivables	145.6	181.1
Refined coal production related receivables	80.2	108.1
Prepaid expenses	80.8	77.8

Total other current assets	$503.8	$587.2

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by three Australian and New Zealand premium finance subsidiaries. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment and therefore we do not maintain any significant allowance for losses against this balance.

5. Intangible Assets

The carrying amount of goodwill at March 31, 2016 and December 31, 2015 allocated by domestic and foreign operations is as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
At March 31, 2016
United States	$1,976.0	$23.5	$—	$1,999.5
United Kingdom	744.6	5.0	—	749.6
Canada	297.3	—	—	297.3
Australia	397.6	—	—	397.6
New Zealand	199.7	0.3	—	200.0
Other foreign	49.4	—	—	49.4

Total goodwill - net	$3,664.6	$28.8	$—	$3,693.4

At December 31, 2015
United States	$1,946.9	$23.5	$—	$1,970.4
United Kingdom	779.3	3.5	—	782.8
Canada	282.6	—	—	282.6
Australia	380.1	—	—	380.1
New Zealand	204.2	0.3	—	204.5
Other foreign	42.5	—	—	42.5

Total goodwill - net	$3,635.6	$27.3	$—	$3,662.9

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2016 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Balance as of December 31, 2015	$3,635.6	$27.3	$—	$3,662.9
Goodwill acquired during the period	33.5	—	—	33.5
Goodwill adjustments due to appraisals and other acquisition adjustments	(1.3)	1.6	—	0.3
Foreign currency translation adjustments during the period	(3.2)	(0.1)	—	(3.3)

Balance as of March 31, 2016	$3,664.6	$28.8	$—	$3,693.4

Major classes of amortizable intangible assets at March 31, 2016 and December 31, 2015 consist of the following (in millions):

	March 31,	December 31,
	2016	2015
Expiration lists	$2,639.2	$2,613.3
Accumulated amortization - expiration lists	(987.7)	(934.7)

	1,651.5	1,678.6

Non-compete agreements	48.3	43.7
Accumulated amortization - non-compete agreements	(36.9)	(34.8)

	11.4	8.9

Trade names	25.5	25.7
Accumulated amortization - trade names	(15.5)	(14.4)

	10.0	11.3

Net amortizable assets	$1,672.9	$1,698.8

Estimated aggregate amortization expense for each of the next five years is as follows:

2016 (remaining nine months)	$180.7
2017	222.5
2018	210.4
2019	196.9
2020	180.7

Total	$991.2

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	March 31,	December 31,
	2016	2015
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	100.0

Total Note Purchase Agreements	2,125.0	2,125.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, was to expire September 19, 2018, replaced with amended and restated facility on April 8, 2016 (see below)	305.0	195.0

Premium Financing Debt Facility - expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1. 05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	68.1	101.2
NZD denominated tranche	6.7	8.5
Facility C and D
AUD denominated tranche	11.3	17.2
NZD denominated tranche	10.1	10.1

Total Premium Financing Debt Facility	96.2	137.0

Total corporate and other debt	$2,526.2	$2,457.0

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2016. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreements are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement - On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million.

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or eurocurrency loans, each as defined in the Credit Agreement. However, the Credit Agreement provides that all loans denominated in currencies other than U.S. dollars will be eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement will be based on the base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.45%, depending on the financial leverage ratio we maintain. Interest rates on eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars under the Credit Agreement will be based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of 0.85% to 1.45%, depending on the financial leverage ratio we maintain. Interest rates on swing loans will be based, at our election, on either the base rate or an alternate rate that may be quoted by the lead lender. The annual facility fee related to the Credit Agreement will be between 0.15% and 0.30% of the revolving credit commitment, depending on the financial leverage ratio we maintain. In connection with entering into the Credit Agreement, we incurred approximately $2.0 million of debt acquisition costs that were capitalized and will be amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2016. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At March 31, 2016, $21.5 million of letters of credit (for which we had $11.6 million of liabilities recorded at March 31, 2016) were outstanding under the Credit Agreement. There were $305.0 million of borrowings outstanding under the Credit Agreement at March 31, 2016. Accordingly, as of March 31, 2016, $273.5 million remained available for potential borrowings under the Credit Agreement, of which $53.5 million was available for additional letters of credit.

Premium Financing Debt Facility - On May 18, 2015 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. This facility replaced a previous facility which was originally entered into on June 16, 2014.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of March 31, 2016. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At March 31, 2016, AU$90.0 million and NZ$10.0 million of borrowings were outstanding under Facility B, AU$15.0 million of borrowings were outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of March 31, 2016, AU$60.0 million and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$10.0 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 13 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of March 31, 2016.

The aggregate estimated fair value of the $2,125.0 million in debt under the note purchase agreements at March 31, 2016 was $2,240.6 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. See Note 1, Fair Value of Financial Instruments, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current

(that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $305.0 million of borrowings outstanding under our Credit Agreement approximates their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $96.2 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2016	2015
Net earnings attributable to controlling interests	$46.5	$21.9

Weighted average number of common shares outstanding	177.0	165.6
Dilutive effect of stock options using the treasury stock method	0.6	1.2

Weighted average number of common and common equivalent shares outstanding	177.6	166.8

Basic net earnings per share	$0.26	$0.13

Diluted net earnings per share	$0.26	$0.13

Options to purchase 4.3 million and 2.4 million shares of common stock were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.0 million at March 31, 2016. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 17, 2016, the compensation committee granted 2,576,700 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2019, 2020 and 2021, respectively. On March 11, 2015, the compensation committee granted 1,941,000 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2018, 2019 and 2020, respectively. The 2016 and 2015 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended March 31, 2016 and 2015, we recognized $3.3 million and $2.2 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015
Expected dividend yield	3.0%	3.0%
Expected risk-free interest rate	1.6%	1.8%
Volatility	27.7%	28.2%
Expected life (in years)	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2016 and 2015, as determined on the grant date using the Black-Scholes option pricing model, was $8.45 and $9.25, respectively.

The following is a summary of our stock option activity and related information for 2016 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2016
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	8.8	$39.25
Granted	2.6	43.71
Exercised	(0.2)	28.75
Forfeited or canceled	—	—

Ending balance	11.2	$40.42	4.64	$53.7

Exercisable at end of period	3.2	$31.55	2.29	$40.9

Ending vested and expected to vest	11.0	$40.32	4.61	$53.5

Options with respect to 4.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2016.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2016 and 2015 was $1.7 million and $10.3 million, respectively. As of March 31, 2016, we had approximately $53.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2016 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 23.76 - $ 35.71	3.1	2.09	$30.71	2.6	$29.94
35.95 - 39.17	1.6	3.95	39.15	0.6	39.15
43.71 - 43.71	2.6	6.96	43.71	—	—
46.16 - 47.92	3.9	5.46	46.53	—	—

$ 23.76 - $ 47.92	11.2	4.64	$40.42	3.2	$31.55

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

In the first quarter of each of 2016 and 2015, the compensation committee approved $10.1 million and $8.9 million, respectively, of awards in the aggregate to certain key executives under the Age 62 Plan that were contributed to the rabbi trust in first quarter 2016 and 2015, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2016 and 2015 awards. During the three-month periods ended March 31, 2016 and 2015, we charged $1.4 million and $1.0 million, respectively, to compensation expense related to these awards.

At March 31, 2016 and December 31, 2015, we recorded $41.7 million (related to 2.1 million shares) and $33.5 million (related to 2.1 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at March 31, 2016 and December 31, 2015 was $94.6 million and $85.2 million, respectively. During the three-month period ended March 31, 2016, cash and equity awards with an aggregate fair value of $4.9 million were vested and distributed to executives under the Age 62 Plan.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2016 and 2015, the compensation committee approved $3.1 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2016 and 2015, respectively. During the three-month periods ended March 31, 2016 and 2015, we charged $0.3 million and $0.4 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month periods ended March 31, 2016 and 2015, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At March 31, 2016, 1.0 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2016 and 2015, we granted 466,600 and 362,600 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $20.4 million and $16.7 million, respectively, at the date of grant. These 2016 and 2015 awards of restricted stock units vest as follows: 466,600 units granted in first quarter 2016 and 362,600 units granted in first quarter 2015, vest in full based on continued employment through March 11, 2020 and March 11, 2019, respectively. For certain of our executive officers age 55 or older, restricted stock units awarded in 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2016 and 2015, we recognized $4.0 million and $2.8 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2016. The total intrinsic value of unvested restricted stock units at March 31, 2016 and 2015 was $62.9 million and $67.2 million, respectively. During the three-month periods ended March 31, 2016 and 2015, equity awards (including accrued dividends) with an aggregate fair value of $14.2 million and $9.3 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 11, 2016 and March 11, 2015, pursuant to the LTIP, the compensation committee approved 72,900 and 53,900, respectively of provisional performance unit awards, with an aggregate fair value of $3.2 million and $2.5 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2016 and 2015 provisional awards will fully vest based on continuous employment through January 1, 2019 and January 1, 2018, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2019 and 2018, respectively. For certain of our executive officers age 55 or older, awards granted in 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

Cash Awards

On March 11, 2016, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2016 provisional award will fully vest based on continuous employment through January 1, 2019. For certain of our executive officers age 55 or older, awards granted under the Program in 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2018, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2019. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2016 related to the 2016 provisional award under the Program.

On March 11, 2015, pursuant to the Program, the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grant to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional awards were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018. During the three-month period ended March 31, 2016, we recognized $1.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2015 related to the 2015 awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grant to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During the three-month periods ended March 31, 2016 and 2015, we recognized $0.9 million and $1.2 million, respectively, to compensation expense related to these awards.

On March 13, 2013, pursuant to the Program, the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in first quarter 2014 that will fully vest on January 1, 2016. During the three-month period ended March 31, 2015, we recognized $1.4 million to compensation expense related to the 2013 awards.

During the three-month period ended March 31, 2016, cash awards related to the 2013 provisional award with an aggregate fair value of $11.2 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended March 31,
	2016	2015
Service cost	$0.3	$0.1
Interest cost on benefit obligation	2.7	2.6
Expected return on plan assets	(3.7)	(3.9)
Amortization of net actuarial loss	1.5	1.6

Net periodic benefit cost	$0.8	$0.4

We are not required under the IRC to make any minimum contributions to the plan for the 2016 plan year nor were we required to make any minimum contributions to the plan for the 2015 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2016 and 2015.

12. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	March 31, 2016		December 31,
		Funding	2015
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technologies LLC and C-Quest Technologies International LLC	—	—	—
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	13.6	7.1	13.9
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.8	—	0.8
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	61.0	1.2	60.3
Other investments	2.7	2.6	2.6

Total investments	$84.1	$10.9	$83.6

Chem-Mod LLC - At March 31, 2016, we held a 46.5% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At March 31, 2016, total assets and total liabilities of this VIE included in our consolidated balance sheet were $10.1 million and $0.6 million, respectively. At December 31, 2015, total assets and total liabilities of this VIE were $10.3 million and $0.9 million, respectively. For the three-month period ended March 31, 2016, total revenues and expenses were $16.5 million and $0.6 million, respectively. For the three-month period ended March 31, 2015, total revenues and expenses were $17.9 million and $0.7 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At March 31, 2016, we held a 31.5% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technologies LLC and C-Quest Technologies International LLC (together, C-Quest) - At March 31, 2016, we held a non-controlling 12% interest in C-Quest’s global entities, which is an increase of 4% resulting from the transaction described below. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker. Prior to August 1, 2013, we had an option to acquire an additional 19% interest in C-Quest’s global entities for $9.5 million at any time on or prior to August 1, 2016. On August 1, 2013, we loaned the majority owner $2.0 million at a 2% interest rate, which was to mature on May 15, 2014. Also on August 1, 2013, the option to acquire the 19% interests was extended to August 15, 2016. The loan was to be repaid in cash or by delivery of an additional 4% ownership interest in C-Quest’s global entities. On March 31, 2014, we accepted payment of the loan by delivery of the additional 4% ownership interest, therefore our remaining option was reduced to 15% and the remaining purchase price was reduced to $7.5 million.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. Our investment in these nine plants had been accounted for under the equity method of accounting until the March 1, 2014 transaction described below. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. For the three-months ended March 31, 2016, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $50.9 million and $52.4 million (net of noncontrolling interests), respectively. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended March 31, 2015 related to this acquisition were $71.5 million and $73.2 million, respectively.

•

On March 1, 2014, we purchased additional ownership interests from a co-investor in four limited liability companies that own seven 2009 Era Plants and five 2011 Era Plants. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $15.6 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements. For seven of the 2009 Era plants, our ownership increased from 49.5% to 100.0%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended March 31, 2016 related to this acquisition were $78.6 million and $86.3 million, respectively. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the three-month period ended March 31, 2015 related to this acquisition were $131.5 million and $138.7 million, respectively.

•	As of March 31, 2016:

•	Thirty of the plants have long-term production contracts.

•	The remaining four plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At March 31, 2016, total assets and total liabilities of this VIE were $9.4 million and $6.9 million, respectively. For the three-month period ended March 31, 2016, total revenues and expenses of this VIE were $8.0 million and $9.9 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At March 31, 2016, we owned a non-controlling, minority interest in four venture capital funds totaling $2.2 million, a 20% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At March 31, 2016, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at March 31, 2016 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Note purchase agreements	$50.0	$300.0	$100.0	$100.0	$100.0	$1,475.0	$2,125.0
Credit Agreement	305.0	—	—	—	—	—	305.0
Premium Financing Debt Facility	96.2	—	—	—	—	—	96.2
Interest on debt	72.6	97.5	77.5	73.2	68.6	255.3	644.7

Total debt obligations	523.8	397.5	177.5	173.2	168.6	1,730.3	3,170.9
Operating lease obligations	81.7	109.3	92.9	78.8	67.9	265.3	695.9
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	(0.1)	—	(1.5)
Outstanding purchase obligations	94.6	22.6	17.3	9.0	8.4	—	151.9

Total contractual obligations	$699.3	$529.0	$287.6	$260.9	$244.8	$1,995.6	$4,017.2

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of future payments may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $67.6 million related to expenditures on our new corporate headquarters.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018. In August 2015, we announced that we will be relocating our headquarters to the city of Rolling Meadows, Illinois, which will have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak capacity. We anticipate moving to the Rolling Meadows site sometime in the first quarter of 2017. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as Edge) tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2016. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2016 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2016	2017	2018	2019	2020	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$21.5	$21.5
Financial guarantees	0.4	0.2	0.6	0.4	0.4	2.4	4.4
Funding commitments	8.3	2.9	—	—	—	—	11.2

Total commitments	$8.7	$3.1	$0.6	$0.4	$0.4	$23.9	$37.1

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 12 to our unaudited consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of our letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date. In addition, funding commitments in the table above includes $11.2 million related to expenditures on our new corporate headquarters building.

Since January 1, 2002, we have acquired 391 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2016 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $530.2 million, of which $213.4 million was recorded in our consolidated balance sheet as of March 31, 2016 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2016 or December 31, 2015 that was recourse to us.

At March 31, 2016, we had posted two letters of credit totaling $9.7 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $11.6 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2016, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

In July 2014, we were named in a lawsuit that asserts that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion, and a similar motion attacking an amended complaint filed by Nalco, was granted. After Nalco filed another amended complaint, we again moved to dismiss and on April 21, 2016, the court dismissed Nalco’s claims and disallowed leave to file any further amended complaint. Although Nalco could appeal this ruling, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2016 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $0.9 million and below the upper end of the actuarial range by $1.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At March 31, 2016, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $32.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At March 31, 2016, we had exposure on $109.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures and our related assessment of their likelihood, no liabilities have been recorded in our March 31, 2016 consolidated balance sheet related to these indemnification obligations.

14. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2015	$(42.9)	$(477.4)	$(2.2)	$(522.5)
Net change in period	0.8	(12.7)	(1.0)	(12.9)

Balance as of March 31, 2016	$(42.1)	$(490.1)	$(3.2)	$(535.4)

The foreign currency translation during the three-month period ended March 31, 2016 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the three-month periods ended March 31, 2016 and 2015, $1.5 million and $1.6 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the three-month periods ended March 31, 2016 and 2015, zero and $0.1 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the three-month periods ended March 31, 2016 and 2015, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month periods ended March 31, 2016 and 2015 is as follows (in millions):

	Three-month period
	ended March 31,
	2016	2015
Brokerage
Total revenues	$825.5	$751.1

Earnings before income taxes	$100.0	$61.0

Identifiable assets at March 31, 2016 and 2015	$8,681.9	$8,092.2

Risk Management
Total revenues	$179.3	$177.2

Earnings before income taxes	$24.0	$23.6

Identifiable assets at March 31, 2016 and 2015	$690.4	$571.7

Corporate
Total revenues	$295.6	$303.0

Loss before income taxes	$(68.3)	$(53.7)

Identifiable assets at March 31, 2016 and 2015	$1,340.3	$1,067.0

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2016, and the related consolidated statements of earnings and comprehensive earnings for the three-month periods ended March 31, 2016 and 2015, the consolidated statement of cash flows for the three-month periods ended March 31, 2016 and 2015, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 10, 2016. In our opinion, the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

May 2, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2016. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2015.

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and any other reports we file with the SEC in the future.

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

•

Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude gains realized from sales of books of business, acquisition integration costs, client run-off/bankruptcy impact, claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges, acquisition related adjustments and the impact of foreign currency translation, as applicable. Acquisition related adjustments include impairment charges, change in estimated acquisition earnout payables adjustments, impacts of acquisition valuation true-ups and acquisition related compensation charges. Integration costs include costs related to transactions not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

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

•

Adjusted EBITDAC - We define this measure as EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, client run-off/bankruptcy impact, claim portfolio transfer ramp up fees/costs, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable.

•	Adjusted EBITDAC margin - We define this measure as adjusted EBITDAC divided by total adjusted revenues (defined above).

•

Diluted net earnings per share (as adjusted) for the Brokerage and Risk Management segments - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, client run-off/bankruptcy impact, claim portfolio transfer ramp up fees/costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding.

Organic Revenues - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions accounted for as purchases and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in base commission and fee revenue organic growth excludes the impact of supplemental and contingent commission revenues and the period-over-period impact of foreign currency translation. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same prior year periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions accounted for as purchases and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits produced, because that is the segment which generated the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% in the brokerage segment and 36.0% to 38.0% in the risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied.

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

Overview and First Quarter 2016 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. Throughout 2015 and into 2016, we have expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generated approximately 70% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 30% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on first quarter 2016 revenues). We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 14% and 23%, respectively, to revenues during the three-month period ended March 31, 2016. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We have generated positive organic growth in each of the last twenty quarterly periods in both the brokerage and risk management segments. We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the first quarter 2016 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the fourth quarter 2015 survey will not continue into first quarter 2016. The fourth quarter 2015 CIAB survey indicated that commercial property/casualty rates decreased by 2.8%, on average, across all lines. We believe the current domestic insurance rate environment is moderating and we are seeing some early signs of the bottom of the rate cycle in select geographies outside the U.S., including the U.K. Retail, Canada, Australia and New Zealand. Based on our experience, insurance carriers appear to be making rational pricing decisions. In specific insurance lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. Overall, we believe that when rates are down modestly, our professionals demonstrate their expertise and high quality value-added capabilities. They do this by mitigating pricing through exposure unit growth in certain lines which strengthens our clients’ insurance portfolios. Our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Our operating results improved in the first quarter of 2016 compared to the same period in 2015 in both our brokerage and risk management segments:

•

In our brokerage segment, total revenues and adjusted total revenues were both up 10% and 12%, respectively, base organic commission and fee revenues were up 3.5%, net earnings were up 62%, adjusted EBITDAC was up 16% and adjusted EBITDAC margins were up 79 basis points.

•

In our risk management segment, total revenues and adjusted total revenues were both up 1% and 3%, respectively, organic fees were up 4.7%, net earnings were up 1%, adjusted EBITDAC was up 9% and adjusted EBITDAC margins were up 103 basis points.

•

In our combined brokerage and risk management segments, total revenues and adjusted total revenues were up 8% and 11%, respectively, total organic growth was 4.8%, net earnings were up 46%, adjusted EBITDAC was up 15% and adjusted EBITDAC margins were up by 91 basis points.

•

Our acquisition program and our integration efforts are meeting our expectations. During the first quarter of 2016, the brokerage segment completed eight acquisitions with annualized revenues totaling $30.0 million.

In our corporate segment, the net after tax loss from our clean energy investments was $2.7 million in the first quarter of 2016. We anticipate our clean energy investments to generate between $110.0 million and $124.0 million in net earnings in 2016. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

Headquarters relocation - We plan to relocate our headquarters to the city of Rolling Meadows, Illinois (a suburb of Chicago approximately four miles from our current location) during early 2017. We purchased the property for our new headquarters in February 2014 for approximately $13.4 million and began redeveloping it in August 2015. We expect that redevelopment and relocation costs could total $145 million. Offsetting these costs are redevelopment tax incentives from the State of Illinois and property tax incentives from the city of Rolling Meadows, which together could total between $60.0 million and $80.0 million. Both the state and city tax credits depend upon our creating and maintaining a minimum number of jobs over certain periods of time. We do not anticipate any difficulty meeting these requirements.

The following provides information that management believes is helpful when comparing revenues, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2016 with the same period in 2015. In addition, this table provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 38 and 44, respectively, of this filing.

For the Three-Month Periods Ended March 31,							Diluted Net Earnings
	Revenues			EBITDAC			Per Share
Segment	2016	2015	Chg	2016	2015	Chg	2016	2015	Chg
	(in millions)			(in millions)
Brokerage, as adjusted	$823.3	$732.5	12%	$191.2	$164.3	16%	$0.40	$0.36	11%
Net gains on book sales	2.2	0.9		2.2	0.9		0.01	—
Acquisition integration	—	—		(14.2)	(20.8)		(0.06)	(0.08)
Workforce & lease termination	—	—		(1.6)	(8.5)		—	(0.03)
Acquisition related adjustments	—	—		(0.8)	—		—	(0.03)
Levelized foreign currency translation	—	17.7		—	2.6		—	—

Brokerage, as reported	825.5	751.1		176.8	138.5		0.35	0.22

Risk Management, as adjusted	179.3	174.7	3%	31.5	28.9	9%	0.09	0.09	0%
Workforce & lease termination	—	—		(0.5)	(0.2)		(0.01)	—
Levelized foreign currency translation	—	2.5		—	0.9		—	—

Risk Management, as reported	179.3	177.2		31.0	29.6		0.08	0.09

Total Brokerage & Risk Management, as reported	$1,004.8	$928.3		$207.8	$168.1		0.43	0.31

Corporate, as adjusted							(0.15)	(0.18)
Impact of 2015 litigation settlement							(0.02)	—

Corporate, as reported							(0.17)	(0.18)

Total Company, as reported							$0.26	$0.13

Total Brokerage & Risk Management, as adjusted	$1,002.6	$907.2	11%	$222.7	$193.2	15%	$0.49	$0.45	9%

Total Company, as adjusted							$0.34	$0.27	26%

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the three-month period ended March 31, 2016. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2015, our micro-captive operations contributed approximately $3.9 million in EBITDAC and $1.9 million in net earnings to our consolidated results. Due to the fact that the IRS is still completing its investigation and has not made any allegation against us, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2016 as compared to the same period in 2015, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2016	2015	Change
Commissions	$566.0	$519.7	$46.3
Fees	159.1	146.1	13.0
Supplemental commissions	32.9	26.9	6.0
Contingent commissions	55.2	44.5	10.7
Investment income	10.1	13.0	(2.9)
Gains realized on books of business sales	2.2	0.9	1.3

Total revenues	825.5	751.1	74.4

Compensation	492.9	460.3	32.6
Operating	155.8	152.3	3.5
Depreciation	14.0	12.9	1.1
Amortization	58.9	54.0	4.9
Change in estimated acquisition earnout payables	3.9	10.6	(6.7)

Total expenses	725.5	690.1	35.4

Earnings before income taxes	100.0	61.0	39.0
Provision for income taxes	34.1	20.4	13.7

Net earnings	65.9	40.6	25.3
Net earnings attributable to noncontrolling interests	4.5	3.9	0.6

Net earnings attributable to controlling interests	$61.4	$36.7	$24.7

Diluted net earnings per share	$0.35	$0.22	$0.13

Other Information
Change in diluted net earnings per share	59%	(8%)
Growth in revenues	10%	33%
Organic change in commissions and fees	4%	4%
Compensation expense ratio	60%	61%
Operating expense ratio	19%	20%
Effective income tax rate	34%	33%
Workforce at end of period (includes acquisitions)	15,849	15,118
Identifiable assets at March 31	$8,681.9	$8,092.2
EBITDAC
Net earnings	$65.9	$40.6	$25.3
Provision for income taxes	34.1	20.4	13.7
Depreciation	14.0	12.9	1.1
Amortization	58.9	54.0	4.9
Change in estimated acquisition earnout payables	3.9	10.6	(6.7)

EBITDAC	$176.8	$138.5	$38.3

EBITDAC margin	21%	18%
EBITDAC growth	28%	36%

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2016 to the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Total EBITDAC - see computation above	$176.8	$138.5
Gains from books of business sales	(2.2)	(0.9)
Acquisition integration	14.2	20.8
Acquisition related adjustments	0.8	—
Workforce and lease termination related charges	1.6	8.5
Levelized foreign currency translation	—	(2.6)

Adjusted EBITDAC	$191.2	$164.3

Adjusted EBITDAC change	16.4%	52.3%

Adjusted EBITDAC margin - see page 36	23.2%	22.4%

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to as WGA) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in the three-month period ended March 31, 2016 totaled $1.2 million, and were primarily related to retention and incentive compensation. The Noraxis integration costs in the three-month periods ended March 31, 2016 and 2015 totaled $0.5 million and $1.1 million, respectively, and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in the three-month periods ended March 31, 2016 and 2015 totaled $1.3 million and $7.6 million, respectively, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month periods March 31, 2016 totaled $11.2 million and $12.1 million, respectively, and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The prior period integration costs relate to the Noraxis, Crombie/OAMPS, Oval and Giles acquisitions only. Integration costs related to these acquisitions for the full year in 2016 are estimated to be less than half of what they were in 2015.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2016 compared to the same period in 2015, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2016 ($50.4 million) and to organic growth. Commissions and fees in the three-month period ended March 31, 2016 included new business production of $83.0 million, which was offset by lost business and renewal rate decreases of $74.1 million. Organic growth in commissions and fee revenues for the three-month period ended March 31, 2016 was 3.5% compared to 4.5% for the same period in 2015. The decrease in organic growth in commissions and fee revenues was principally due to renewal rate decreases in first quarter 2016, partially offset by good account retention and new business generated.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2016 and 2015 include the following (in millions):

	2016 Organic Revenue		2015 Organic Revenue
For the Three-Month Periods Ended March 31,	2016	2015	2015	2014
Commissions and Fees
Commission revenues as reported	$566.0	$519.7	$519.7	$411.5
Fee revenues as reported	159.1	146.1	146.1	93.4
Less commission and fee revenues from acquisitions	(50.4)	—	(143.6)	—
Less non-owned portion of consolidated entities	(11.9)	(8.4)	(8.4)	—
Less disposed of operations	—	(0.3)	—	(3.5)
Levelized foreign currency translation	—	(16.4)	—	(9.6)

Organic base commission and fee revenues	$662.8	$640.7	$513.8	$491.8

Organic change in base commission and fee revenues	3.5%		4.5%

Supplemental Commissions
Supplemental commissions as reported	$32.9	$26.9	$26.9	$25.4
Less supplemental commissions from acquisitions	(1.0)	—	(5.1)	—
Levelized foreign currency translation	—	(0.7)	—	(0.9)

Organic supplemental commissions	$31.9	$26.2	$21.8	$24.5

Organic change in supplemental commissions	21.8%		(11.0%)

Contingent Commissions
Contingent commissions as reported	$55.2	$44.5	$44.5	$32.2
Less contingent commissions from acquisitions	(4.5)	—	(6.8)	—
Levelized foreign currency translation	—	(0.3)	—	(0.1)

Organic contingent commissions	$50.7	$44.2	$37.7	$32.1

Organic change in contingent commissions	14.7%		17.5%

Total organic change in commissions and fees, supplemental commissions and contingent commissions	4.8%		4.5%

The following is a summary of brokerage segment acquisition activity for 2016 and 2015:

	Three-month period
	ended March 31,
	2016	2015
Number of acquisitions closed	8	11
Estimated annualized revenues acquired (in millions)	$30.0	$33.6

Rollover revenues recognized in period from 2015 acquisitions (in millions)	$53.8
Portion of Q1 2016 acquisitions revenues recognized in period (in millions)	2.2

Total	$56.0

We repurchased 527,000 shares in first quarter 2016 to fully offset shares issued for tax-free exchange mergers in the quarter. We also repurchased 237,000 shares in first quarter 2016 in contemplation of closing tax-free exchange mergers that will occur in second quarter 2016.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2016, 2015 and 2014 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2016
Reported supplemental commissions	$32.9				$32.9
Reported contingent commissions	55.2				55.2

Reported supplemental and contingent commissions	$88.1				$88.1

2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $2.2 million and $0.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. The decrease in investment income in the three-month period ended March 31, 2016 compared to the same period in 2015 is primarily due to the interest income from premium financing generated by the Crombie/OAMPS operations which were acquired on June 16, 2014.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2016 with the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Reported amounts	$492.9	$460.3
Acquisition integration	(4.6)	(11.6)
Workforce related charges	(1.3)	(8.5)
Acquisition related adjustments	(0.8)	—
Levelized foreign currency translation	—	(11.1)

Adjusted amounts	$486.2	$429.1

Adjusted revenues - see page 36	$823.3	$732.5

Adjusted ratios	59.1%	58.6%

The increase in compensation expense for the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to increased headcount, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($26.9 million in the aggregate), increases in employee benefits ($8.0 million), stock compensation expense ($1.5 million), deferred compensation ($0.6 million) and temporary staffing ($0.3 million), offset by a decrease in severance related costs ($5.0 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2016.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2016 with the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Reported amounts	$155.8	$152.3
Acquisition integration	(9.6)	(9.2)
Workforce and lease termination related charges	(0.3)	—
Levelized foreign currency translation	—	(4.0)

Adjusted amounts	$145.9	$139.1

Adjusted revenues - see page 36	$823.3	$732.5

Adjusted ratios	17.7%	19.0%

The increase in operating expense for the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to unfavorable foreign currency translation ($0.1 million), increases in other expense ($3.7 million), outside consulting fees ($2.2 million), meeting and client entertainment expense ($1.9 million), office supplies ($1.5 million), real estate expenses ($1.5 million), professional and banking fees ($0.8 million), employee related expense ($0.3 million) and lease termination charges ($0.3 million), partially offset by decreases in technology expenses ($4.1 million), business insurance ($3.9 million), licenses and fees ($0.4 million), premium financing expense ($0.3 million) and bad debt expense ($0.1 million). Also contributing to the increase in operating expense in the three-month period ended March 31, 2016 were increased expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2016.

Depreciation - Depreciation expense in the three-month period ended March 31, 2016 increased slightly compared to the same period in 2015 due to expenses associated with acquisitions completed in the twelve-month period ended March 31, 2016.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2016 compared to the same period in 2015 was due primarily to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2016. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names).

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2016 compared to the same period in 2015, was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2016 and 2015, we recognized $4.2 million and $4.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2013 to 2016. In addition, during the three-month periods ended March 31, 2016 and 2015, we recognized $0.3 million of income and $6.4 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 32 and 24 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2013 to 2016 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were 34.1% (35.7% on a controlling interests basis) and 33.4% (35.7% on a controlling interests basis), respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amount reported in this line for the three-month periods ended March 31, 2016 and 2015 include non-controlling interest earnings of $4.5 million and $3.9 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management

The risk management segment accounted for 14% of our revenue during the three-month period ended March 31, 2016. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2016 as compared to the same period in 2015, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2016	2015	Change
Fees	$179.1	$177.1	$2.0
Investment income	0.2	0.1	0.1

Total revenues	179.3	177.2	2.1

Compensation	105.5	106.9	(1.4)
Operating	42.8	40.7	2.1
Depreciation	6.6	5.3	1.3
Amortization	0.4	0.7	(0.3)

Total expenses	155.3	153.6	1.7

Earnings before income taxes	24.0	23.6	0.4
Provision for income taxes	9.0	8.7	0.3

Net earnings	15.0	14.9	0.1
Net earnings attributable to noncontrolling interests	—	—	—

Net earnings attributable to controlling interests	$15.0	$14.9	$0.1

Diluted net earnings per share	$0.08	$0.09	$(0.01)

Other information
Change in diluted net earnings per share	(11%)	0%
Growth in revenues	1%	8%
Organic change in fees	5%	12%
Compensation expense ratio	59%	60%
Operating expense ratio	24%	23%
Effective income tax rate	38%	37%
Workforce at end of period (includes acquisitions)	5,130	5,046
Identifiable assets at March 31	$690.4	$571.7
EBITDAC
Net earnings	$15.0	$14.9	$0.1
Provision for income taxes	9.0	8.7	0.3
Depreciation	6.6	5.3	1.3
Amortization	0.4	0.7	(0.3)

EBITDAC	$31.0	$29.6	$1.4

EBITDAC margin	17%	17%
EBITDAC growth	5%	21%

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2016 to the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Total EBITDAC - see computation above	$31.0	$29.6
Workforce and lease termination related charges	0.5	0.2
Levelized foreign currency translation	—	(0.9)

Adjusted EBITDAC	$31.5	$28.9

Adjusted EBITDAC change	9.0%	19.7%

Adjusted EBITDAC margin - see page 36	17.6%	16.5%

Fees - The increase in fees for the three-month period ended March 31, 2016 compared to the same period in 2015 was due primarily to revenues associated with new business and the impact of increased claim counts (total of $18.8 million), which were partially offset by lost business of $16.8 million. Organic growth in fee revenues for the three-month period ended March 31, 2016 was 5% compared to 12% for the same period in 2015.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2016 and 2015 include the following (in millions):

	2016 Organic Revenue		2015 Organic Revenue
For the Three-Month Periods Ended March 31,	2016	2015	2015	2014
Fees	$177.3	$173.8	$173.8	$159.7
International performance bonus fees	1.8	3.3	3.3	4.1

Fees as reported	179.1	177.1	177.1	163.8
Less fees from acquisitions	(1.7)	—	—	—
Less client run-off	—	(5.1)	(5.4)	(6.7)
Levelized foreign currency translation	—	(2.5)	—	(4.1)

Organic fees	$177.4	$169.5	$171.7	$153.0

Organic change in fees	4.7%		12.2%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2016 remained relatively unchanged compared to the same period in 2015.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2016 with the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Reported amounts	$105.5	$106.9
Workforce related charges	(0.5)	(0.2)
Levelized foreign currency translation	—	(1.2)

Adjusted amounts	$105.0	$105.5

Adjusted revenues - see page 36	$179.3	$174.7

Adjusted ratios	58.6%	60.4%

The decrease in compensation expense for the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to favorable foreign currency translation ($1.2 million) and decreases in salaries ($1.4 million in the aggregate), temporary-staffing expense ($0.2 million) and deferred compensation ($0.1 million), offset by increased headcount and increases in employee benefits expense ($0.9 million), severance related costs ($0.3 million) and stock compensation expense ($0.3 million).

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2016 with the same period in 2015 (in millions):

	Three-month period
	ended March 31,
	2016	2015
Reported amounts	$42.8	$40.7
Levelized foreign currency translation	—	(0.4)

Adjusted amounts	$42.8	$40.3

Adjusted revenues - see page 36	$179.3	$174.7

Adjusted ratios	23.9%	23.1%

The increase in operating expense for the three-month period ended March 31, 2016 compared to the same period in 2015 primarily due to increases in professional and banking fees ($1.5 million), outside consulting fees ($1.2 million), technology expenses ($0.7 million), office supplies ($0.4 million), other expense ($0.3 million), offset by decreases in meeting and client entertainment expense ($0.7 million), business insurance ($0.5 million), real estate expenses ($0.4 million), bad debt expense ($0.2 million) and licenses and fees ($0.2 million).

Depreciation - Depreciation expense increased slightly in the three-month period ended March 31, 2016 compared to the same period in 2015 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense decreased slightly in the three-month period ended March 31, 2016 compared to the same period in 2015. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2016 and 2015, respectively.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were 37.5% and 36.9%, respectively. We anticipate reporting an effective tax rate of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of March 31, 2016 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2015. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of March 31, 2016 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2015.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2016 as compared to the same period in 2015 is as follows (in millions, except per share and percentages):

	Three-month period
	ended March 31,
Statement of Earnings	2016	2015	Change
Revenues from consolidated clean coal production plants	$282.0	$289.5	$(7.5)
Royalty income from clean coal licenses	13.1	14.7	(1.6)
Loss from unconsolidated clean coal production plants	(0.3)	(0.3)	—
Other net revenues	0.8	(0.9)	1.7

Total revenues	295.6	303.0	(7.4)

Cost of revenues from consolidated clean coal production plants	304.4	309.3	(4.9)
Compensation	23.7	8.0	15.7
Operating	5.9	10.5	(4.6)
Interest	25.8	25.6	0.2
Depreciation	4.1	3.3	0.8

Total expenses	363.9	356.7	7.2

Loss before income taxes	(68.3)	(53.7)	(14.6)
Benefit for income taxes	(45.3)	(30.6)	(14.7)

Net loss	(23.0)	(23.1)	0.1
Net earnings attributable to noncontrolling interests	6.9	6.6	0.3

Net loss attributable controlling interests	$(29.9)	$(29.7)	$(0.2)

Diluted net loss per share	$(0.17)	$(0.18)	$0.01

Identifiable assets at March 31	$1,340.3	$1,067.0
EBITDAC
Net loss	$(23.0)	$(23.1)	$0.1
Benefit for income taxes	(45.3)	(30.6)	(14.7)
Interest	25.8	25.6	0.2
Depreciation	4.1	3.3	0.8

EBITDAC	$(38.4)	$(24.8)	$(13.6)

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

The decrease in revenues from consolidated clean coal production plants for the three-month period ended March 31, 2016, compared to the same period in 2015, was due to a moderate increase in production that was more than offset by coal price reductions.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of March 31, 2016, we held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The decrease in royalty income in the three-month period ended March 31, 2016, compared to the same period in 2015, was due to a moderate reduction in production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended March 31, 2016 and 2015, were $0.6 million and $0.7 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in the three-month periods ended March 31, 2016 and 2015 were low because the vast majority of our operations are consolidated.

•

Other net revenues include the following. In first quarter 2016, we recorded $0.8 million of rental income related to our new headquarter facility. In first quarter 2015, we recognized a $1.0 million impairment loss related to two of our clean coal production plants.

Cost of revenues - Cost of revenues from consolidated clean coal production plants for the three-month periods ended March 31, 2016 and 2015, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The decrease in the three-month period ended March 31, 2016, compared to the same period in 2015, was due to an increase in production that was more than offset by coal price reductions.

Compensation expense - The increase in compensation expense in the three-month period ended March 31, 2016 compared to the same period in 2015 was due primarily to an increase in incentive compensation and $4.7 million related to a 2015 litigation settlement (see note (2) on the following page).

Operating expenses - Operating expense in the three-month period ended March 31, 2016 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to first quarter 2016 acquisitions of $1.4 million, other corporate and clean energy related expenses of $0.7 million, a biannual company-wide meeting ($1.2 million) and corporate related marketing costs ($1.9 million).

Operating expense in the three-month period ended March 31, 2015 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to first quarter 2015 acquisitions of $1.6 million, other corporate and clean energy related expenses of $4.1 million and a biannual company-wide meeting ($4.1 million).

Interest expense - The increase in interest expense for the three-month period ended March 31, 2016, compared to the same period in 2015, was due to the following:

Change in interest expense related to	2016 / 2015
Interest on borrowings from our Credit Agreement	$0.4
Capitalization of interest costs related to the purchase and development
of our new headquarters building	(0.2)

Net change in interest expense	$0.2

The capitalization of interest costs related to the purchase and development of our new headquarters building will occur until the development of it is completed, which is estimated to be done in early 2017.

Depreciation - Depreciation expense in the three-month period ended March 31, 2016 increased compared to the same period in 2015, and primarily relates to a new facility that resumed operation in mid-2015.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRS Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended March 31, 2016 was (3.9)% compared to (4.9)% for the same period in 2015. The effective tax rates for the three-month periods ended March 31, 2016 and 2015 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. There were $17.7 million and $8.5 million of tax credits recognized in the three-month periods ended March 31, 2016 and 2015, respectively. There were $40.7 million and $38.3 million of tax credits produced in the three-month periods ended March 31, 2016 and 2015, respectively.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2016 and 2015 include non-controlling interest earnings of $8.5 million and $9.2 million respectively related to our investment in Chem-Mod LLC. As of March 31, 2016 and 2015, we held a 46.5% controlling interest in Chem-Mod.

The following provides information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2016 and 2015 for the corporate segment (in millions):

	2016 (1)			2015
	Pretax	Income	Net	Pretax	Income	Net
	Earnings	Tax	Earnings	Earnings	Tax	Earnings
Three-Month Periods Ended March 31,	(Loss)	Benefit	(Loss)	(Loss)	Benefit	(Loss)
Interest and banking costs	$(26.3)	$10.5	$(15.8)	$(26.3)	$10.5	$(15.8)
Clean energy related (1)	(33.9)	31.2	(2.7)	(23.3)	17.8	(5.5)
Acquisition costs	(1.7)	0.3	(1.4)	(1.7)	0.2	(1.5)
Corporate	(8.6)	2.3	(6.3)	(9.0)	2.1	(6.9)

Adjusted first quarter	$(70.5)	$44.3	(26.2)	$(60.3)	$30.6	(29.7)

Litigation settlement related expenses (2)			(3.7)			—

Reported first quarter			$(29.9)			$(29.7)

(1)	Pretax earnings for the first quarter are presented net of amounts attributable to noncontrolling interests of $6.9 million in 2016 and $6.6 million in 2015.

(2)	During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of up to $4.5 million per quarter through June 30, 2017.

Interest and banking costs includes expenses related to our debt. Clean energy investments include the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation, costs related to a biennial company-wide award, cross-selling and motivational meeting for our production staff and field management.

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

The following table provides a summary of our clean coal plant investments as of March 31, 2016 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At March 31, 2016	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings

10 Under long-term production contracts	$6.6	$0.6	$30.0
2 Under long-term production contracts, estimated to resume production in 4th quarter 2016	1.0	2.9	5.0

2 In late stages of negotiations for long-term production contracts	0.6	4.2	5.0

Investments that own 2011 Era Plants
16 Under long-term production contracts	31.4	—	75.0
1 Under long-term production contract, estimated to resume production in 2nd quarter 2016	4.4	0.7	5.0
1 Under long-term production contract, estimated to resume production in 4th quarter 2016	0.5	5.3	5.0
1 In late stages of negotiations for long-term production contract, estimated to resume production in 4th quarter 2016	0.4	4.8	10.0
1 In early stages of negotiations for long-term production contract	0.3	Not Estimable	Not Estimable

The information in the table above under the caption Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future potential annual after-tax earnings based on early production estimates from the host utilities and preliminary investment partner assumptions. It is unlikely we will fully achieve these earnings in 2016 as the clean-coal production plants are forecasted to start or resume production at various dates throughout 2016. Further, host utilities do not consistently utilize the fuel plants at ultimate production levels due to seasonal electricity demand, as well as many other operational, regulatory and environmental compliance reasons. Achieving these estimates in 2017 may be possible assuming successful progress in 2016 in both plant deployment and recruitment of investment partners to purchase portions of our Section 45 portfolio. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 17, 18 and 19 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for a more detailed discussion of these and other factors could impact the information above.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2015 and for the three-month period ended March 31, 2016, we relied on a combination of net cash flows from operations and proceeds from borrowings under our Credit Agreement.

Cash provided by operating activities was $109.4 million and $113.3 million for the three-month periods ended March 31, 2016 and 2015, respectively. The decrease in cash provided by operating activities during the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to timing differences in the receipts and disbursements of client fiduciary related balances in 2016 compared to 2015. The following table provides information that management believes is helpful when comparing changes in client fiduciary related balances in our consolidated statement of cash flows for the three-month period ended March 31, 2016 with the same period in 2015 (in millions):

	Three-month period ended March 31,
	2016	2015
Change in restricted cash	$92.8	$162.5
Change in premiums receivable	(60.8)	(79.3)
Change premiums payable	(114.2)	(81.4)

Net cash (used) provided by client fiduciary related balances	$(82.2)	$1.8

In addition, cash provided by operating activities for the three-month period ended March 31, 2016 was adversely impacted by unfavorable timing differences in the payment of accrued liabilities and an unrealized foreign currency measurement loss of $7.2 million compared to an unrealized foreign currency measurement loss of $67.9 million for the same period in 2015. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $169.4 million and $143.3 million for the three-month periods ended March 31, 2016 and 2015, respectively. Net earnings attributable to controlling interest were $46.5 million and $21.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2016 plan year nor were we required to make any minimum contributions to the plan for the 2015 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2016 and 2015. We are not considering making additional discretionary contributions to the plan in 2016, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $61.9 million and $17.8 million for the three-month periods ended March 31, 2016 and 2015, respectively. In 2016, we expect total expenditures for capital improvements to be approximately $225.0 million, related to expenditures on our new corporate headquarters building (approximately $103.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Edge tax credit. Incentives from these two programs could total up to $60.0 million and $80.0 million over a fifteen-year period.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $61.7 million and $22.0 million in the three-month periods ended March 31, 2016 and 2015, respectively. In addition, during the three-month period ended March 31, 2016, we issued 0.5 million shares ($20.2 million) of our common stock as payment for a portion of the total consideration paid for 2016 acquisitions and earnout payments made in 2016. During the three-month period ended March 31, 2015, we issued 1.3 million shares ($59.1 million) of our common stock as payment for consideration paid for 2015 acquisitions and earnout payments made in 2015. We completed eight acquisitions and eleven acquisitions in the three-month periods ended March 31, 2016 and 2015, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2016 and 2015 totaled approximately $30.0 million and $33.6 million, respectively. We expect to use debt and cash from operations to fund all or a portion of acquisitions we complete through the remainder of 2016.

Dispositions - During the three-month periods ended March 31, 2016 and 2015, we sold several books of business and recognized one-time gains of $2.2 million and $0.9 million, respectively. We received cash proceeds of $1.7 million and $0.8 million related to the 2016 and 2015 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2016, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2016 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2016, is $110.0 million to $124.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2016. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain at current levels, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2016 through 2021. While we cannot accurately forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 49 and 50 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At March 31, 2016, $305.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and $21.5 million of outstanding letters of credit, $273.5 million remained available under the Credit Agreement at March 31, 2016.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2016, we borrowed $332.0 million and repaid $221.0 million under our Credit Agreement. In the three-month period ended March 31, 2015 we borrowed $17.0 million and repaid $42.0 million under the Credit Agreement. Principal uses of the 2016 and 2015 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At March 31, 2016, $96.2 million of borrowings were outstanding under the Premium Financing Debt Facility. In the three-month period ended March 31, 2016, we had a net reduction in the borrowings outstanding under the Premium Financing Debt Facility of $40.8 million, primarily reflecting seasonality of the business.

At March 31, 2016, we had $2,125.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2014 and a cash and cash equivalent balance of $425.4 million. See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

We anticipate completing a $275.0 million private placement debt transaction late in the second quarter 2016, with a weighted average interest rate of 4.47%.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2016.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2016, we declared $67.6 million in cash dividends on our common stock, or $0.38 per common share, a 3% increase over the three-month period ended March 31, 2015. On April 27, 2016, we announced a quarterly dividend for second quarter 2016 of $0.38 per common share. If the dividend is maintained at $0.38 per common share throughout 2016, the dividend level will result in annualized net cash used by financing activities in 2016 of approximately $268.8 million (based on the number of outstanding shares as of March 31, 2016) or an anticipated increase in cash used of approximately $11.3 million compared to 2015. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. We have used this registration statement to register shares sold under our at-the-market equity program referred to below. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any additional shares under this registration statement. On April 2, 2015, we filed a shelf registration statement on Form S-4 with the SEC, registering 8.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At March 31, 2016, 2.6 million shares remained available for issuance under this registration statement.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $15.6 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the first quarter ended March 31, 2016, we did not sell shares of our common stock under the program.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10,000,000 shares. During the quarter ended March 31, 2016, we repurchased 0.8 million shares of our common stock at a cost of $30.4 million, leaving 9.2 million shares available under the plan. We repurchased these shares as part of an effort to keep net shares issued for acquisitions and earn-outs roughly flat during the quarter. The number of shares purchased covered shares issued for acquisitions and earn-outs during the first quarter of 2016 and a portion of the shares we expect to issue for acquisitions and earn-outs during the second quarter of 2016. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2016 and 2015, were $6.8 million and $18.1 million, respectively. On May 13, 2014, our stockholders approved the 2014 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2011 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 4.2 million shares (less any shares of restricted stock issued under the LTIP – 1.0 million shares of our common stock were available for this purpose as of March 31, 2016) were available for grant under the LTIP at March 31, 2016. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2016 and 2015, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs. Except for 2008 and 2005, our earnings before income taxes, adjusted for non-cash items, have increased year over year since 1991. In 2008, earnings before income taxes were adversely impacted by charges related to real estate lease terminations, severance, litigation, impairments of intangible assets and the adverse impact of foreign currency translation. In 2005, earnings before income taxes were adversely impacted by charges incurred for litigation and retail contingent commission related matters and claims handling obligations. We expect the historically favorable trend in earnings before income taxes, adjusted for non-cash items, to continue in the foreseeable future because we intend to continue to expand our business through organic growth from existing operations and growth through acquisitions. Additionally, we anticipate a favorable impact on the amount we will pay the IRS in 2016 through 2021 based on anticipated tax credits from IRC Section 45 investments. We also anticipate that we will continue to use cash flows from operations and, if needed, borrowings under the Credit Agreement and private placement debt (described above under “Cash Flows From Financing Activities”) and our common stock to fund acquisitions. In addition, we may from time to time consider other alternatives for longer-term funding sources. Such alternatives could include raising additional capital through public or private debt offerings, equity markets, or restructuring our operations. See “Litigation and Regulatory Matters” under “Results of Operations - Brokerage” above for information regarding an investigation by the IRS into our micro-captive advisory services, as well as certain matters relating to our operations in the U.K., which could impact our liquidity depending on how such matters are resolved.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 13 to our unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 6, 12 and 13 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 7, 13 and 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2016. We did not have any material dispositions during the three-month periods ended March 31, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2016 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2016 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2016.

At March 31, 2016, we had $2,125.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2016 was $2,240.6 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2016 and the resulting fair values would have been $244.4 million higher than their carrying value (or $2,369.4 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at March 31, 2016 and the resulting fair values would have been $3.7 million lower than their carrying value (or $2,121.3 million).

As of March 31, 2016, we had $305.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2016, and the resulting fair value is not materially different from their carrying value.

At March 31, 2016, we had $96.2 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2016, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2016 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.5 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2016 (a strengthening of the U.S. dollar), earnings before income taxes would have increased by approximately $4.9 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2016 and 2015, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2016) and disbursements (in 2015) through various future payment dates. In addition, during the three-month period ended March 31, 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2016 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2016 and 2015. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at March 31, 2016.

Item 4. Controls and Procedures

As of March 31, 2016, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Please see the information set forth in Note 13 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2016:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
January 1 through January 31, 2016	—	$—	—	10,000,000
February 1 through February 29, 2016	724,621	39.57	713,727	9,286,273
March 1 through March 31, 2016	289,680	42.79	50,000	9,236,273

Total	1,014,301	$40.49	763,727

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the Age 62 Plan), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The Age 62 Plan is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. See Note 9 to the unaudited consolidated financial statements in this report for more information regarding the Age 62 Plan. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the Age 62 Plan and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2016, we instructed the rabbi trustee for the Age 62 Plan and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2016 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the Age 62 Plan, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the Age 62 Plan, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5. Other Information

Disclosure pursuant to Section 13(r) of the Exchange Act

In first quarter 2016, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited (which we refer to as AJGUK) placed insurance coverage for shipments of Iranian crude oil, petroleum and petroleum products. These activities, which were conducted in compliance with applicable law, are being disclosed pursuant to Section 13(r) of the Exchange Act.

On January 16, 2016, the U.S. lifted the nuclear-related “secondary sanctions” imposed against Iran. In connection with this event, the U.S. Treasury Department’s Office of Foreign Assets Control (which we refer to as OFAC) issued General License H, which authorizes U.S.-owned or U.S.-controlled foreign entities to engage in certain transactions involving Iran that would otherwise be prohibited by section 560.215 of the Iranian Transactions and Sanctions Regulations.

Following OFAC’s issuance of General License H and pursuant to General License H, AJGUK engaged in two separate insurance transactions with entities based outside the U.S. that involved the placement of insurance policies that included coverage for shipments of Iranian crude oil, petroleum and petroleum products. The total revenue generated by these transactions was approximately €32,000 (or approximately $36,000). The net profit attributable to these placements is difficult to calculate with precision, but is estimated to be approximately €6,000 (or approximately $7,000). AJGUK currently intends to continue placing insurance policies that provide coverage for activities authorized by General License H.

Item 6. Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

4.1	Multicurrency Credit Agreement, dated as of April 8, 2016, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents, and U.S. Bank National Association and Citizens Bank, National Association, as co-documentation agents (incorporated by reference to the same exhibit number to our Form 8 K Current Report dated April 11, 2016, File No. 1 09761).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: May 2, 2016	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2016

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