Form 10-Q
period 2016-09-30
GALLAGHER ARTHUR J & CO
filed 2016-10-28
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of September 30, 2016 was approximately 177,941,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Commissions	$612.9	$594.6	$1,842.3	$1,748.6
Fees	375.0	360.7	1,087.8	1,051.2
Supplemental commissions	35.3	29.2	106.8	90.9
Contingent commissions	16.4	14.5	96.7	81.8
Investment income	13.6	13.1	36.4	38.5
Gains on books of business sales	1.1	2.6	4.7	7.0
Revenues from clean coal activities	429.3	408.1	1,036.0	1,009.0
Other net revenues (losses)	(1.3)	32.0	(0.9)	30.5

Total revenues	1,482.3	1,454.8	4,209.8	4,057.5

Compensation	626.6	604.9	1,879.7	1,795.2
Operating	189.6	208.1	598.7	618.7
Cost of revenues from clean coal activities	449.7	418.9	1,079.1	1,035.0
Interest	28.5	25.6	81.5	77.2
Depreciation	25.7	23.8	76.4	68.1
Amortization	63.2	58.1	185.1	172.3
Change in estimated acquisition earnout payables	4.1	9.7	21.2	25.9

Total expenses	1,387.4	1,349.1	3,921.7	3,792.4

Earnings before income taxes	94.9	105.7	288.1	265.1
Benefit for income taxes	(35.5)	(35.2)	(55.9)	(55.8)

Net earnings	130.4	140.9	344.0	320.9
Net earnings attributable to noncontrolling interests	7.6	7.6	24.7	26.4

Net earnings attributable to controlling interests	$122.8	$133.3	$319.3	$294.5

Basic net earnings per share	$0.69	$0.76	$1.80	$1.73
Diluted net earnings per share	0.69	0.75	1.79	1.71
Dividends declared per common share	0.38	0.37	1.14	1.11

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Net earnings	$130.4	$140.9	$344.0	$320.9
Change in pension liability, net of taxes	0.8	0.6	4.4	1.3
Foreign currency translation	(19.6)	(152.7)	(91.4)	(237.9)
Change in fair value of derivative investments, net of taxes	1.8	(5.5)	(11.0)	0.9

Comprehensive earnings (loss)	113.4	(16.7)	246.0	85.2
Comprehensive earnings attributable to noncontrolling interests	6.6	21.6	28.9	16.2

Comprehensive earnings (loss) attributable to controlling interests	$106.8	$(38.3)	$217.1	$69.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
Cash and cash equivalents	$531.8	$480.4
Restricted cash	1,397.1	1,412.1
Premiums and fees receivable	1,683.7	1,734.0
Other current assets	601.1	587.2

Total current assets	4,213.7	4,213.7
Fixed assets - net	213.9	202.7
Deferred income taxes	749.8	643.5
Other noncurrent assets	630.4	488.9
Goodwill - net	3,762.6	3,662.9
Amortizable intangible assets - net	1,629.9	1,698.8

Total assets	$11,200.3	$10,910.5

Premiums payable to insurance and reinsurance companies	$2,866.9	$2,877.1
Accrued compensation and other accrued liabilities	651.3	812.7
Unearned fees	83.7	61.3
Other current liabilities	55.9	54.0
Premium financing debt	133.1	137.0
Corporate related borrowings - current	608.0	245.0

Total current liabilities	4,398.9	4,187.1
Corporate related borrowings - noncurrent	2,044.6	2,071.7
Other noncurrent liabilities	1,015.6	963.5

Total liabilities	7,459.1	7,222.3

Stockholders’ equity:
Common stock - issued and outstanding 177.9 shares in 2016 and 176.9 shares in 2015	177.9	176.9
Capital in excess of par value	3,239.3	3,209.4
Retained earnings	889.8	774.5
Accumulated other comprehensive loss	(620.5)	(522.5)

Stockholders’ equity attributable to controlling interests	3,686.5	3,638.3
Stockholders’ equity attributable to noncontrolling interests	54.7	49.9

Total stockholders’ equity	3,741.2	3,688.2

Total liabilities and stockholders’ equity	$11,200.3	$10,910.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$344.0	$320.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(4.6)	(7.0)
Depreciation and amortization	261.5	240.4
Change in estimated acquisition earnout payables	21.2	25.9
Amortization of deferred compensation and restricted stock	21.6	16.8
Stock-based and other noncash compensation expense	10.9	8.2
Effect of changes in foreign exchange rates	1.0	0.2
Net change in restricted cash	(21.1)	15.3
Net change in premiums receivable	(26.7)	(86.3)
Net change in premiums payable	88.4	218.7
Net change in other current assets	(28.6)	(43.7)
Net change in accrued compensation and other accrued liabilities	(72.1)	37.4
Net change in fees receivable/unearned fees	12.3	(56.0)
Net change in income taxes payable	5.4	(11.7)
Net change in deferred income taxes	(123.6)	(111.4)
Net change in other noncurrent assets and liabilities	(53.8)	(91.4)
Unrealized foreign currency remeasurement loss	(47.4)	(149.8)

Net cash provided by operating activities	388.4	326.5

Cash flows from investing activities:
Net additions to fixed assets	(138.8)	(71.8)
Cash paid for acquisitions, net of cash acquired	(208.2)	(176.5)
Net proceeds from sales of operations/books of business	7.3	8.7
Net funding of investment transactions	(22.3)	(20.6)

Net cash used by investing activities	(362.0)	(260.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	36.8	199.0
Tax impact from issuance of common stock	4.8	7.4
Repurchases of common stock	(101.0)	—
Payments to noncontrolling interests	(32.8)	(30.1)
Dividends paid	(204.3)	(192.5)
Net borrowings on premium financing debt facility	(10.9)	4.4
Borrowings on line of credit facility	1,619.5	534.0
Repayments on line of credit facility	(1,556.5)	(521.0)
Net borrowings of corporate related long-term debt	276.0	—

Net cash provided by financing activities	31.6	1.2

Effect of changes in foreign exchange rates on cash and cash equivalents	(6.6)	(12.2)

Net increase in cash and cash equivalents	51.4	55.3
Cash and cash equivalents at beginning of period	480.4	314.4

Cash and cash equivalents at end of period	$531.8	$369.7

Supplemental disclosures of cash flow information:
Interest paid	$82.5	$81.0
Income taxes paid	52.2	55.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Earnings	Noncontrolling
	Shares	Amount	Par Value	Earnings	(Loss)	Interests	Total
Balance at December 31, 2015	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2
Net earnings	—	—	—	319.3	—	24.7	344.0
Dividends paid to noncontrolling interests	—	—	—	—	—	(24.1)	(24.1)
Change in pension liability, net of taxes of $2.9 million	—	—	—	—	4.4	—	4.4
Foreign currency translation	—	—	—	—	(91.4)	4.2	(87.2)
Change in fair value of derivative instruments, net of taxes of ($7.3) million	—	—	—	—	(11.0)	—	(11.0)
Compensation expense related to stock option plan grants	—	—	10.9	—	—	—	10.9
Tax impact from issuance of common stock	—	—	4.8	—	—	—	4.8
Common stock issued in:
Seven purchase transactions	1.9	1.9	83.8	—	—	—	85.7
Stock option plans	0.9	0.9	23.2	—	—	—	24.1
Employee stock purchase plan	0.3	0.3	12.4	—	—	—	12.7
Deferred compensation and restricted stock	0.2	0.2	(6.5)	—	—	—	(6.3)
Common stock repurchases	(2.3)	(2.3)	(98.7)	—	—	—	(101.0)
Cash dividends declared on common stock	—	—	—	(204.0)	—	—	(204.0)

Balance at September 30, 2016	177.9	$177.9	$3,239.3	$889.8	$(620.5)	$54.7	$3,741.2

See notes to consolidated financial statements.

Notes to September 30, 2016 Consolidated Financial Statements (Unaudited)

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2015, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. In the preparation of our unaudited consolidated financial statements as of September 30, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2. Effect of New Accounting Pronouncements

Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update (which we refer to as ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently reviewing the new guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new accounting guidance requires that all companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than maintaining an APIC pool and recognizing the tax benefits in excess of compensation costs through equity. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the new guidance may be applied either retrospectively or on a prospective basis. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

3. Business Combinations

During the nine-month period ended September 30, 2016, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Bomford, Couch & Wilson, Inc. February 1, 2016	—	$—	$0.9	$—	$—	$1.4	$2.3	$2.1
White & Company Insurance, Inc. (WCI) February 1, 2016	494	17.4	—	—	1.9	—	19.3	—
Joseph Distel & Company, Inc. March 1, 2016	—	—	1.3	—	0.2	—	1.5	—
Vincent L. Braband Insurance, Inc. March 1, 2016	—	—	3.0	—	0.3	0.4	3.7	1.1
Kane’s Insurance Management Operations (KIM) March 31, 2016	—	—	30.8	—	—	—	30.8	—
Capitol Benefits Group, Inc. April 1, 2016	—	—	3.3	—	0.1	0.4	3.8	2.8
Charles Allen Agency, Inc. April 1, 2016	—	—	2.8	—	0.2	0.2	3.2	0.7
Hagan Newkirk Financial Services, Inc. April 1, 2016	—	—	4.3	—	0.1	0.9	5.3	3.1
Insurance Plans Agency, Inc. April 1, 2016	51	2.3	—	—	0.1	0.2	2.6	1.5
KDC Associates, LLC (KDC) April 1, 2016	—	—	20.7	—	1.8	3.9	26.4	7.5
Hogan Insurance Services, Inc. (HIS) May 1, 2016	172	7.4	—	—	0.8	1.1	9.3	2.0
McNeary, Inc. (MNI) May 1, 2016	572	22.0	—	—	5.0	0.4	27.4	5.5

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Ashmore & Associates Insurance Agency, LLC May 1, 2016	—	$—	$7.7	$—	$0.4	$0.6	$8.7	$1.7
KRW Insurance Agency, Inc. June 1, 2016	139	5.9	—	—	0.7	1.0	7.6	1.6
Buchholz Planning Corporation June 1, 2016	—	—	3.9	—	0.1	2.5	6.5	6.0
Blue Horizon Insurance Services, Inc. July 1, 2016	—	—	3.4	—	0.4	0.5	4.3	1.0
Brim AB (BRM) July 1, 2016	—	—	23.5	6.5	—	—	30.0	—
Gabor Insurance Services, Inc. (GIS) July 1, 2016	—	—	14.1	—	0.5	—	14.6	—
Victory Insurance Agency, Inc. (VIA) July 1, 2016	422	20.9	—	2.3	—	3.3	26.5	4.5
Orb Financial Services Limited August 1, 2016	—	—	3.1	—	0.4	2.0	5.5	2.7
Eight other acquisitions completed in 2016	—	—	17.7	0.1	1.1	5.9	24.8	9.4

	1,850	$75.9	$140.5	$8.9	$14.1	$24.7	$264.1	$53.2

Effective on September 1, 2016, we entered into a purchase agreement to acquire certain assets and an assembled workforce from one of our India-based outsourced service providers for approximately $4.6 million in cash. Prior to this transaction, most of our India-based workforce was provided by the third-party on a cost-pass-through basis. We now directly employ those associates thereby adding approximately 2,700 employees to our global workforce.

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.5% to 12.5% for our 2016 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.5% for all of our 2016 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended September 30, 2016 and 2015, we recognized $4.3 million and $3.7 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2016 and 2015, we recognized $12.5 million and $12.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended September 30, 2016 and 2015, we recognized $0.2 million of income and $6.0 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 27 and 35 acquisitions, respectively. During the nine-month periods ended September 30, 2016 and 2015, we recognized $8.7 million and $13.7 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 77 and 72 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $503.8 million as of September 30, 2016, of which $225.0 million was recorded in our consolidated balance sheet as of September 30, 2016, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the nine-month period ended September 30, 2016 (in millions):

	WCI	KIM	KDC	HIS	MNI	BRM	GIS	VIA	Twenty Other Acquisitions	Total
Cash	$—	$2.2	$0.3	$0.2	$3.0	$0.5	$0.3	$0.2	$3.8	$10.5
Other current assets	2.8	1.8	9.3	0.2	1.7	36.0	3.9	2.1	4.5	62.3
Fixed assets	0.1	0.4	0.1	—	0.1	0.6	0.1	0.1	1.9	3.4
Noncurrent assets	—	1.2	—	—	—	—	—	—	—	1.2
Goodwill	13.6	9.2	12.1	6.3	19.5	23.5	7.5	18.2	37.3	147.2
Expiration lists	8.1	20.0	13.8	4.9	13.8	10.4	6.6	13.2	40.7	131.5
Non-compete agreements	0.1	—	0.1	—	0.1	0.3	0.1	0.1	0.5	1.3
Trade names	—	—	—	—	0.1	—	—	—	—	0.1

Total assets acquired	24.7	34.8	35.7	11.6	38.3	71.3	18.5	33.9	88.7	357.5

Current liabilities	2.2	3.9	8.9	0.4	2.2	33.3	3.9	2.2	4.4	61.4
Noncurrent liabilities	3.2	0.1	0.4	1.9	8.7	8.0	—	5.2	4.5	32.0

Total liabilities assumed	5.4	4.0	9.3	2.3	10.9	41.3	3.9	7.4	8.9	93.4

Total net assets acquired	$19.3	$30.8	$26.4	$9.3	$27.4	$30.0	$14.6	$26.5	$79.8	$264.1

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $147.2 million, $131.5 million, $1.3 million and $0.1 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 1.0% to 3.0% and 2.5% to 12.5%, respectively, for our 2015 acquisitions for which valuations were performed in 2016. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 19.0% for our 2015 acquisitions for which valuations were performed in 2016. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

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

Of the $131.5 million of expiration lists, $1.3 million of non-compete agreements and $0.1 million of trade names related to our acquisitions made during the nine-month period ended September 30, 2016, $61.1 million, $0.7 million, and $0.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $21.1 million, and a corresponding amount of goodwill, in the nine-month period ended September 30, 2016, related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the nine-month period ended September 30, 2016 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2015 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Total revenues	$1,482.6	$1,480.1	$4,242.9	$4,132.4
Net earnings attributable to controlling interests	122.8	134.6	321.2	298.1
Basic net earnings per share	0.69	0.76	1.80	1.73
Diluted net earnings per share	0.69	0.75	1.79	1.72

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2015, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the nine-month period ended September 30, 2016 totaled approximately $97.8 million. For the nine-month period ended September 30, 2016, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the nine-month period ended September 30, 2016 in the aggregate, were $39.0 million and $1.9 million, respectively.

4. Other Current Assets

Major classes of other current assets consist of the following (in millions):

	September 30, 2016	December 31, 2015
Premium finance advances and loans	$255.6	$220.2
Accrued supplemental, direct bill and other receivables	145.6	181.1
Refined coal production related receivables	122.0	108.1
Prepaid expenses	77.9	77.8

Total other current assets	$601.1	$587.2

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by three Australian and New Zealand premium finance subsidiaries. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, generally carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the majority of the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment, and therefore we do not maintain any significant allowance for losses against this balance.

5. Intangible Assets

The carrying amount of goodwill at September 30, 2016 and December 31, 2015 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At September 30, 2016
United States	$2,065.1	$23.6	$—	$2,088.7
United Kingdom	684.2	4.5	—	688.7
Canada	298.3	—	—	298.3
Australia	400.5	—	—	400.5
New Zealand	216.5	0.3	—	216.8
Other foreign	69.6	—	—	69.6

Total goodwill - net	$3,734.2	$28.4	$—	$3,762.6

At December 31, 2015
United States	$1,946.9	$23.5	$—	$1,970.4
United Kingdom	779.3	3.5	—	782.8
Canada	282.6	—	—	282.6
Australia	380.1	—	—	380.1
New Zealand	204.2	0.3	—	204.5
Other foreign	42.5	—	—	42.5

Total goodwill - net	$3,635.6	$27.3	$—	$3,662.9

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2015	$3,635.6	$27.3	$—	$3,662.9
Goodwill acquired during the period	147.2	—	—	147.2
Goodwill adjustments due to appraisals and other acquisition adjustments	0.4	1.6	—	2.0
Foreign currency translation adjustments during the period	(49.0)	(0.5)	—	(49.5)

Balance as of September 30, 2016	$3,734.2	$28.4	$—	$3,762.6

Major classes of amortizable intangible assets at September 30, 2016 and December 31, 2015 consist of the following (in millions):

	September 30, 2016	December 31, 2015
Expiration lists	$2,713.1	$2,613.3
Accumulated amortization - expiration lists	(1,097.3)	(934.7)

	1,615.8	1,678.6

Non-compete agreements	48.3	43.7
Accumulated amortization - non-compete agreements	(40.9)	(34.8)

	7.4	8.9

Trade names	24.6	25.7
Accumulated amortization - trade names	(17.9)	(14.4)

	6.7	11.3

Net amortizable assets	$1,629.9	$1,698.8

Estimated aggregate amortization expense for each of the next five years is as follows:

2016 (remaining three months)	$61.5
2017	233.1
2018	220.2
2019	206.5
2020	190.2

Total	$911.5

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	September 30, 2016	December 31, 2015
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2016, 2018 and 2019	150.0	150.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due 2026	175.0	—
Semi-annual payments of interest, fixed rate of 4.55%, balloon due 2028	75.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due 2031	25.0	—

Total Note Purchase Agreements	2,400.0	2,125.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, was to expire September 19, 2018, replaced with amended and restated facility on April 8, 2016 (see below)	258.0	195.0

Premium Financing Debt Facility - expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	113.1	101.2
NZD denominated tranche	9.1	8.5
Facility C and D
AUD denominated tranche	—	17.2
NZD denominated tranche	10.9	10.1

Total Premium Financing Debt Facility	133.1	137.0

Total corporate and other debt	$2,791.1	$2,457.0

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

We are a party to a note purchase agreement dated June 2, 2016, with certain accredited institutional investors, pursuant to which we issued and sold $175.0 million in aggregate principal amount of our 4.40% Senior Notes, Series Q, due June 2, 2026, $75.0 million in aggregate principal amount of our 4.55% Senior Notes, Series R, due June 2, 2028 and $25.0 million in aggregate principal amount of our 4.70% Senior Notes, Series S, due June 2, 2031. These notes require semi-annual payments of interest that are due in June and December of each year. We incurred approximately $1.2 million of debt acquisition costs that was capitalized and will be amortized on a pro rata basis over the life of the debt. In addition, we realized a cash gain of approximately $1.0 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the ten year life of the debt.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of September 30, 2016. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of September 30, 2016. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At September 30, 2016, $21.1 million of letters of credit (for which we had $12.0 million of liabilities recorded at September 30, 2016) were outstanding under the Credit Agreement. There were $258.0 million of borrowings outstanding under the Credit Agreement at September 30, 2016. Accordingly, as of September 30, 2016, $520.9 million remained available for potential borrowings under the Credit Agreement, of which $53.9 million was available for additional letters of credit.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of September 30, 2016. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At September 30, 2016, AU$149.0 million and NZ$12.5 million of borrowings were outstanding under Facility B, AU zero borrowings were outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of September 30, 2016, AU$1.0 million and NZ$22.5 million remained available for potential borrowing under Facility B, and AU$25.0 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 13 to these unaudited consolidated financial statements for additional discussion on our contractual obligations and commitments as of September 30, 2016.

The aggregate estimated fair value of the $2,400.0 million in debt under the note purchase agreements at September 30, 2016 was $2,590.8 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. See Note 1, Fair Value of Financial Instruments, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of this analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $258.0 million of borrowings outstanding under our Credit Agreement approximates their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $133.1 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Net earnings attributable to controlling interests	$122.8	$133.3	$319.3	$294.5

Weighted average number of common shares outstanding	177.6	176.0	177.4	170.7
Dilutive effect of stock options using the treasury stock method	0.9	0.8	0.8	1.1

Weighted average number of common and common equivalent shares outstanding	178.5	176.8	178.2	171.8

Basic net earnings per share	$0.69	$0.76	$1.80	$1.73

Diluted net earnings per share	$0.69	$0.75	$1.79	$1.71

Options to purchase 4.5 million and 3.9 million shares of common stock were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 5.8 million and 3.4 million shares of common stock were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of the dilutive effect of stock options for the nine-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.0 million at September 30, 2016. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

During the three-month periods ended September 30, 2016 and 2015, we recognized $3.8 million and $3.1 million, respectively, of compensation expense related to our stock option grants. During the nine-month periods ended September 30, 2016 and 2015, we recognized $10.9 million and $8.2 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2016 and 2015, as determined on the grant date using the Black-Scholes option pricing model, was $8.45 and $9.25, respectively.

The following is a summary of our stock option activity and related information for 2016 (in millions, except exercise price and year data):

	Nine-month period ended September 30, 2016
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	8.8	$39.25
Granted	2.6	43.72
Exercised	(0.9)	29.28
Forfeited or canceled	—	—

Ending balance	10.5	$41.18	4.34	$102.1

Exercisable at end of period	2.4	$32.19	1.95	$45.7

Ending vested and expected to vest	10.3	$41.11	4.32	$100.8

Options with respect to 4.4 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at September 30, 2016.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2016 and 2015 was $14.9 million and $26.3 million, respectively. As of September 30, 2016, we had approximately $45.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at September 30, 2016 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 23.76 - $ 35.71	2.4	1.74	$31.36	1.9	$30.51
35.95 - 39.17	1.6	3.45	39.15	0.5	39.13
43.71 - 43.71	2.6	6.46	43.71	—	—
46.16 - 49.55	3.9	4.95	46.53	—	—

$ 23.76 - $ 49.55	10.5	4.34	$41.18	2.4	$32.19

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

In the first quarter of each of 2016 and 2015, the compensation committee approved $10.1 million and $8.9 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in first quarter 2016 and 2015, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2016 and 2015 awards. During the three-month periods ended September 30, 2016 and 2015, we charged $2.1 million and $2.1 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2016 and 2015, we charged $5.5 million and $5.2 million, respectively, to compensation expense related to these awards.

In the second quarter of 2016, the compensation committee approved $13.6 million of awards under the sub-plans referred to above, which were contributed to the rabbi trust in second quarter 2016. During the three-month and nine-month periods ended September 30, 2016, we charged $0.4 million and $0.8 million to compensation expense related to these awards. There were no distributions from the sub-plans during the nine-month period ended September 30, 2016.

At September 30, 2016 and December 31, 2015, we recorded $49.7 million (related to 2.4 million shares) and $33.5 million (related to 2.1 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at September 30, 2016 and December 31, 2015 was $122.7 million and $85.2 million, respectively. During the nine-month period ended September 30, 2016, cash and equity awards with an aggregate fair value of $7.0 million were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2016 and 2015, the compensation committee approved $3.1 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2016 and 2015, respectively. During the three-month periods ended September 30, 2016 and 2015, we charged $0.4 million and $0.3 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2016 and 2015, we charged $1.1 million and $0.9 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the nine-month periods ended September 30, 2016 and 2015, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At September 30, 2016, 1.0 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended September 30, 2016 and 2015, we recognized $4.2 million and $3.2 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2016. During the nine-month periods ended September 30, 2016 and 2015, we recognized $14.2 million and $10.7 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2016. The total intrinsic value of unvested restricted stock units at September 30, 2016 and 2015 was $79.7 million and $57.3 million, respectively. During the nine-month periods ended September 30, 2016 and 2015, equity awards (including accrued dividends) with an aggregate fair value of $14.2 million and $10.2 million were vested and distributed to employees under this plan.

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

Cash Awards

On March 17, 2016, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2016 provisional award will fully vest based on continuous employment through January 1, 2019. For certain of our executive officers age 55 or older, awards granted under the Program in 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2018, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2019. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the nine-month period ended September 30, 2016 related to the 2016 provisional award under the Program.

On March 11, 2015, pursuant to the Program, the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grant to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional awards were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018. During the three-month period ended September 30, 2016, we recognized $1.7 million to compensation expense related to these awards. During the nine-month period ended September 30, 2016, we recognized $4.9 million to compensation expense related to these awards. We did not recognize any compensation expense during 2015 related to the 2015 awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grant to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During the three-month periods ended September 30, 2016 and 2015, we recognized $1.2 million and $1.2 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2016 and 2015, we recognized $3.1 million and $3.7 million, respectively, to compensation expense related to these awards.

On March 13, 2013, pursuant to the Program, the compensation committee approved provisional cash awards of $10.5 million in the aggregate for future grant to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in first quarter 2014 that fully vested on January 1, 2016. During the three-month period ended September 30, 2015, we recognized $1.3 million to compensation expense related to the 2013 awards. During the nine-month period ended September 30, 2015, we recognized $4.3 million to compensation expense related to the 2013 awards.

During the nine-month period ended September 30, 2016, cash awards related to the 2013 provisional award with an aggregate fair value of $11.2 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program.

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

The components of the net periodic pension benefit cost for the plan consists of the following (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Service cost	$0.4	$0.3	$1.0	$0.8
Interest cost on benefit obligation	2.7	2.7	8.1	8.1
Expected return on plan assets	(3.6)	(3.8)	(11.0)	(11.5)
Amortization of net actuarial loss	1.3	1.5	4.1	4.7

Net periodic benefit cost	$0.8	$0.7	$2.2	$2.1

We are not required under the IRC to make any minimum contributions to the plan for the 2016 plan year nor were we required to make any minimum contributions to the plan for the 2015 plan year. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. We did not make any discretionary contributions to the plan during the nine-month periods ended September 30, 2016 and 2015.

12. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	September 30, 2016		December 31, 2015
	Assets	Funding Commitments
			Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technologies LLC and C-Quest Technologies International LLC	—	—	—
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	15.5	—	13.9
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.7	—	0.8
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	64.2	9.8	60.3
Other investments	2.6	2.2	2.6

Total investments	$89.0	$12.0	$83.6

Chem-Mod LLC - At September 30, 2016, we held a 46.5% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At September 30, 2016, total assets and total liabilities of this VIE included in our consolidated balance sheet were $11.5 million and $0.7 million, respectively. At December 31, 2015, total assets and total liabilities of this VIE were $10.3 million and $0.9 million, respectively. For the nine-month period ended September 30, 2016, total revenues and expenses were $48.2 million and $1.8 million, respectively. For the nine-month period ended September 30, 2015, total revenues and expenses were $55.2 million and $2.2 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At September 30, 2016, we held a 31.5% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technologies LLC and C-Quest Technologies International LLC (together, C-Quest) - At September 30, 2016, we held a non-controlling 12% interest in C-Quest’s global entities. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker. We have an option to acquire an additional 15% interest in C-Quest’s global entities for $7.5 million at any time on or prior to August 1, 2017.

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

•

On March 1, 2013, we purchased an additional ownership interest in twelve of the 2009 Era Plants from a co-investor. For nine of the plants, our ownership increased from 24.5% to 49.5%. Our investment in these nine plants had been accounted for under the equity method of accounting until the March 1, 2014 transaction described below. For the other three of the plants, our ownership increased from 25.0% to 60.0%. Our investment in these plants had been accounted for under the equity method of accounting. As of March 1, 2013, we consolidated the operations of the limited liability company that owns these three plants. For the nine-months ended September 30, 2016, total revenues and expenses recorded in our consolidated statement of earnings related to this acquisition were $138.1 million and $142.0 million (net of noncontrolling interests), respectively. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the nine-month period ended September 30, 2015 related to this acquisition were $186.5 million and $191.0 million, respectively.

•

On March 1, 2014, we purchased additional ownership interests from a co-investor in four limited liability companies that own seven 2009 Era Plants and five 2011 Era Plants. We recognized a gain of $25.6 million as a component of other net revenues in the accompanying unaudited consolidated statement of earnings, which included the increase in fair value of our prior equity interests in the limited liability companies upon the acquisition of the additional equity interests, and recorded $26.3 million of fixed and other amortizable intangible assets in connection with this transaction. The carrying value of our prior non-controlling interest in the limited liability company was $15.6 million as of the acquisition date. The fair value of our prior non-controlling interest in the limited liability company was determined by allocating, on a pro rata basis, the fair value of the limited liability company as adjusted for our lack of control in our prior ownership position. We determined the fair value of the limited liability company using similar valuation techniques to those discussed in Note 3 to these consolidated financial statements. For seven of the 2009 Era plants, our ownership increased from 49.5% to 100.0%. For the 2011 Era plants, our ownership increased from 48.8% to 90.0% for one of the plants, from 49.0% to 100.0% for three of the plants and from 98.0% to 100.0% for one of the plants. Our investments in the plants where our ownership was less than 50% had been accounted for under the equity method of accounting. As of March 1, 2014 we consolidated the operations of the limited liability companies that own these plants. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the nine-month period ended September 30, 2016 related to this acquisition were $275.2 million and $299.4 million, respectively. Total revenues and expenses recorded in our unaudited consolidated statement of earnings for the nine-month period ended September 30, 2015 related to this acquisition were $404.4 million and $428.8 million, respectively.

•	As of September 30, 2016:

•	Thirty-one of the plants have long-term production contracts.

•	The remaining three plants are in various stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At September 30, 2016, total assets and total liabilities of this VIE were $15.2 million and $12.8 million, respectively. For the nine-month period ended September 30, 2016, total revenues and expenses of this VIE were $38.8 million and $48.4 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At September 30, 2016, we owned a non-controlling, minority interest in four venture capital funds totaling $2.1 million, a 13.7% non-controlling interest in an investment management company totaling $0.5 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At September 30, 2016, total assets and total debt of these VIEs were approximately $60.0 million and $20.0 million, respectively.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 6 and 12 to these unaudited consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at September 30, 2016 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Note purchase agreements	$50.0	$300.0	$100.0	$100.0	$100.0	$1,750.0	$2,400.0
Credit Agreement	258.0	—	—	—	—	—	258.0
Premium Financing Debt Facility	133.1	—	—	—	—	—	133.1
Interest on debt	28.8	109.8	89.8	85.5	80.9	340.3	735.1

Total debt obligations	469.9	409.8	189.8	185.5	180.9	2,090.3	3,526.2
Operating lease obligations	38.1	154.1	136.4	121.0	109.2	542.0	1,100.8
Less sublease arrangements	(0.9)	(0.6)	(0.3)	(0.1)	(0.1)	—	(2.0)
Outstanding purchase obligations	61.3	43.4	31.9	17.0	8.0	—	161.6

Total contractual obligations	$568.4	$606.7	$357.8	$323.4	$298.0	$2,632.3	$4,786.6

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of future payments may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $43.2 million related to expenditures on our new corporate headquarters.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at September 30, 2016. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2016 were as follows (in millions):

							Total Amounts Committed
	Amount of Commitment Expiration by Period
Off-Balance Sheet Commitments	2016	2017	2018	2019	2020	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	—	0.2	0.2	0.2	0.2	1.7	2.5
Funding commitments	12.6	0.5	—	1.3	—	0.9	15.3

Total commitments	$12.6	$0.7	$0.2	$1.5	$0.2	$23.7	$38.9

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 12 to our unaudited consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of our letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date. In addition, funding commitments in the table above includes $3.3 million related to expenditures on our new corporate headquarters building.

Since January 1, 2002, we have acquired 411 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2016 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $503.8 million, of which $225.0 million was recorded in our consolidated balance sheet as of September 30, 2016 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at September 30, 2016 or December 31, 2015 that was recourse to us.

At September 30, 2016, we had posted two letters of credit totaling $9.3 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $12.0 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At September 30, 2016, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

In July 2014, we were named in a lawsuit that asserts that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion, and similar motions attacking amended complaints filed by Nalco, were granted. On April 21, 2016, the court dismissed Nalco’s claims and disallowed leave to file any further amended complaint. Although Nalco has appealed this ruling, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be held liable to pay monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events, could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Due to the early stage of the investigation and the fact that the IRS has not made any allegation against us or completed its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the September 30, 2016 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.1 million and below the upper end of the actuarial range by $7.9 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. At September 30, 2016, the maximum potential amount of future payments that we could be required to make under these indemnifications totaled approximately $32.0 million, net of the applicable income tax benefit. In addition, we recorded tax benefits in connection with our ownership in these investments. At September 30, 2016, we had exposure on $109.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits or cause us to be subject to liability under our indemnification obligations. Because of the contingent nature of these exposures and our related assessment of their likelihood, no liabilities have been recorded in our September 30, 2016 consolidated balance sheet related to these indemnification obligations.

14. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2015	$(42.9)	$(477.4)	$(2.2)	$(522.5)
Net change in period	4.4	(91.4)	(11.0)	(98.0)

Balance as of September 30, 2016	$(38.5)	$(568.8)	$(13.2)	$(620.5)

The foreign currency translation during the nine-month period ended September 30, 2016 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the nine-month periods ended September 30, 2016 and 2015, $4.1 million and $4.7 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the nine-month periods ended September 30, 2016 and 2015, $0.2 million and $0.1 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the nine-month periods ended September 30, 2016 and 2015, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month and nine-month periods ended September 30, 2016 and 2015 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Brokerage
Total revenues	$877.6	$835.5	$2,642.2	$2,472.2

Earnings before income taxes	$149.1	$122.5	$427.3	$340.1

Identifiable assets at September 30, 2016 and 2015			$8,972.7	$8,638.2

Risk Management
Total revenues	$176.7	$179.2	$532.5	$545.8

Earnings before income taxes	$21.5	$22.4	$67.9	$72.7

Identifiable assets at September 30, 2016 and 2015			$679.6	$640.4

Corporate
Total revenues	$428.0	$440.1	$1,035.1	$1,039.5

Loss before income taxes	$(75.7)	$(39.2)	$(207.1)	$(147.7)

Identifiable assets at September 30, 2016 and 2015			$1,548.0	$1,231.8

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of September 30, 2016, and the related consolidated statements of earnings and comprehensive earnings for the three-month and nine-month periods ended September 30, 2016 and 2015, the consolidated statement of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2016. These financial statements are the responsibility of the Company’s management.

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

October 28, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2016. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2015.

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

•

Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by the recent Brexit vote and protectionist local governments and underdeveloped or evolving legal systems), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and any other reports we file with the SEC in the future.

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. As disclosed in our most recent Proxy Statement, we do not make determinations regarding executive officer incentive compensation on the basis of “adjusted” measures such as those described below in “Adjusted revenues and expenses” or “Adjusted EBITDAC”. Instead, incentive compensation determinations for executive officers are made on the basis of revenue and EBITAC (defined as earnings before interest, taxes, amortization and change in estimated earnout payables) for the combined brokerage and risk management segments. Certain reclassifications have been made to the prior-year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

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

Overview and Third Quarter 2016 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the nine-month period ended September 30, 2016, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 12% and 25%, respectively, to revenues during the nine-month period ended September 30, 2016. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the third quarter 2016 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the second quarter 2016 survey will likely be similar to what will be reported for third quarter 2016. The first quarter 2016 CIAB survey indicated that commercial property/casualty rates decreased by 3.7%, on average, across all lines. The second quarter 2016 CIAB survey indicated that commercial property/casualty rates decreased by 3.9%, on average, across all lines. We believe the current domestic insurance rate environment is stable and we are seeing some signs of the bottom of the rate cycle in select geographies outside the U.S., including Australia and New Zealand. Based on our experience, insurance carriers appear to be making rational pricing decisions. In specific insurance lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. Overall, we believe that when rates are quoted down modestly, our professionals demonstrate their expertise and high quality value-added capabilities. They do this by mitigating pricing through exposure unit growth in certain lines which strengthens our clients’ insurance portfolios. Our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Summary of Financial Results - Three-Month Periods Ended September 30, 2016 and 2015

See the reconciliations of non-GAAP measures on page 39.

(Dollars in millions, except per share data)	3 Months 2016		3 Months 2015		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$877.6	$876.5	$835.5	$811.4	5%	8%
Organic revenues		$823.8		$796.5		3.4%
Net earnings	$97.7		$75.5		29%
Net earnings margin	11.1%		9.0%		+209 bpts
Adjusted EBITDAC		$244.8		$225.0		9%
Adjusted EBITDAC margin		27.9%		27.7%		+20 bpts
Diluted net earnings per share	$0.55	$0.61	$0.44	$0.57	25%	7%
Risk Management Segment
Revenues	$176.7	$176.7	$179.2	$180.4	-1%	-2%
Organic revenues		$176.4		$175.2		0.7%
Net earnings	$13.2		$13.8		-4%
Net earnings margin	7.5%		7.7%		-23 bpts
Adjusted EBITDAC		$29.6		$31.8		-7%
Adjusted EBITDAC margin		16.8%		17.6%		-88 bpts
Diluted net earnings per share	$0.07	$0.08	$0.08	$0.09	-13%	-11%
Corporate Segment
Diluted net earnings per share	$0.07	$0.08	$0.23	$0.11	-70%	-27%
Total Company
Diluted net earnings per share	$0.69	$0.77	$0.75	$0.77	-8%	0%
Diluted weighted average shares outstanding (in millions)	178.5		176.8

Summary of Financial Results - Nine-Month Periods Ended September 30, 2016 and 2015

See the reconciliations of non-GAAP measures on page 40.

(Dollars in millions, except per share data)	9 Months 2016		9 Months 2015		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$2,642.2	$2,637.5	$2,472.2	$2,410.6	7%	9%
Organic revenues		$2,453.5		$2,369.5		3.6%
Net earnings	$278.5		$216.4		29%
Net earnings margin	10.5%		8.8%		+179 bpts
Adjusted EBITDAC		$720.5		$647.3		11%
Adjusted EBITDAC margin		27.3%		26.9%		+47 bpts
Diluted net earnings per share	$1.54	$1.77	$1.24	$1.64	24%	8%
Risk Management Segment
Revenues	$532.5	$532.5	$545.8	$542.5	-2%	-2%
Organic revenues		$528.6		$525.0		0.7%
Net earnings	$42.1		$45.8		-8%
Net earnings margin	7.9%		8.4%		-48 bpts
Adjusted EBITDAC		$91.2		$93.3		-2%
Adjusted EBITDAC margin		17.1%		17.2%		-7 bpts
Diluted net earnings per share	$0.23	$0.24	$0.27	$0.27	-15%	-11%
Corporate Segment
Diluted net earnings per share	$0.02	$0.08	$0.20	$0.07	-90%	14%
Total Company
Diluted net earnings per share	$1.79	$2.09	$1.71	$1.98	5%	6%
Diluted weighted average shares outstanding (in millions)	178.2		171.8

In our corporate segment, net after tax earnings from our clean energy investments was $39.3 million in the three-month period ended September 30, 2016. We anticipate our clean energy investments to generate between $111.0 million and $119.0 million in net earnings in 2016. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for the three-month and nine-month periods ended September 30, 2016 with the same periods in 2015. In addition, these tables provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 43 and 50, respectively, of this filing.

For the Three-Month Periods Ended September 30, Reported GAAP to Adjusted Non-GAAP Reconciliation
	Revenues		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$877.6	$835.5	$97.7	$75.5	$229.9	$203.3	$0.55	$0.44
Gains on book sales	(1.1)	(2.6)	(0.8)	(2.1)	(1.1)	(2.6)	—	(0.01)
Acquisition integration	—	—	6.7	18.6	9.4	23.3	0.04	0.10
Workforce & lease termination	—	—	4.3	2.7	6.0	3.4	0.02	0.02
Acquisition related adjustments	—	—	1.3	5.0	0.6	0.2	—	0.02
Levelized foreign currency translation	—	(21.5)	—	(0.5)	—	(2.6)	—	—

Brokerage, as adjusted *	876.5	811.4	109.2	99.2	244.8	225.0	0.61	0.57

Risk Management, as reported	176.7	179.2	13.2	13.8	29.2	29.3	0.07	0.08
Workforce & lease termination	—	—	0.3	1.0	0.4	1.4	0.01	0.01
Client bankruptcy	—	1.0	—	0.7		1.0
Acquisition related adjustments	—	—	—	—	—	—	—	—
Levelized foreign currency translation	—	0.2	—	0.1	—	0.1	—	—

Risk Management, as adjusted *	176.7	180.4	13.5	15.6	29.6	31.8	0.08	0.09

Corporate, as reported	428.0	440.1	19.5	51.6	(42.7)	(9.7)	0.07	0.23
Impact of 2015 litigation settlement	—	(31.0)	3.5	(22.3)	4.4	(21.9)	0.01	(0.12)

Corporate, as adjusted *	428.0	409.1	23.0	29.3	(38.3)	(31.6)	0.08	0.11

Total Company, as reported	$1,482.3	$1,454.8	$130.4	$140.9	$216.4	$222.9	$0.69	$0.75

Total Company, as adjusted *	$1,481.2	$1,400.9	$145.7	$144.1	$236.1	$225.2	$0.77	$0.77

Total Brokerage & Risk Management, as reported	$1,054.3	$1,014.7	$110.9	$89.3	$259.1	$232.6	$0.62	$0.52

Total Brokerage & Risk Management, as adjusted *	$1,053.2	$991.8	$122.7	$114.8	$274.4	$256.8	$0.69	$0.66

*	For the three-month period ended September 30, 2016, the pretax impact of the brokerage segment adjustments totals $16.2 million, with a corresponding adjustment to the provision for income taxes of $4.7 million relating to these items. The pretax impact of the risk management segment adjustments totals $0.4 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items. The pretax impact of the corporate segment adjustments totals $4.4 million, with a corresponding adjustment to the provision for income taxes of $0.9 million relating to these items. For the three-month period ended September 30, 2015, the pretax impact of the brokerage segment adjustments totals $29.6 million, with a corresponding adjustment to the provision for income taxes of $5.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $2.6 million, with a corresponding adjustment to the provision for income taxes of $0.8 million relating to these items. The pretax impact of the corporate segment adjustments totals ($21.9) million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items.

For the Nine-Month Periods Ended September 30, Reported GAAP to Adjusted Non-GAAP Reconciliation
	Revenues		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,642.2	$2,472.2	$278.5	$216.4	$674.4	$575.8	$1.54	$1.24
Gains on book sales	(4.7)	(7.0)	(3.3)	(5.2)	(4.7)	(7.0)	(0.02)	(0.03)
Acquisition integration	—	—	25.1	48.6	35.5	66.5	0.14	0.28
Workforce & lease termination	—	—	8.6	12.8	12.1	17.9	0.05	0.08
Acquisition related adjustments	—	—	9.6	13.8	3.2	2.7	0.06	0.08
Levelized foreign currency translation	—	(54.6)	—	(2.2)	—	(8.6)	—	(0.01)

Brokerage, as adjusted *	2,637.5	2,410.6	318.5	284.2	720.5	647.3	1.77	1.64

Risk Management, as reported	532.5	545.8	42.1	45.8	89.9	92.0	0.23	0.27
Workforce & lease termination	—	—	0.9	1.3	1.3	1.9	0.01	0.01
Client bankruptcy	—	1.0	—	0.7	—	1.0	—	—
Acquisition related adjustments	—	—	—	(0.3)	—	—	—	—
Levelized foreign currency translation	—	(4.3)	—	(1.0)	—	(1.6)	—	(0.01)

Risk Management, as adjusted *	532.5	542.5	43.0	46.5	91.2	93.3	0.24	0.27

Corporate, as reported	1,035.1	1,039.5	23.4	58.7	(112.0)	(59.2)	0.02	0.20
Impact of 2015 litigation settlement	—	(31.0)	11.6	(22.3)	14.6	(21.9)	0.06	(0.13)

Corporate, as adjusted *	1,035.1	1,008.5	35.0	36.4	(97.4)	(81.1)	0.08	0.07

Total Company, as reported	$4,209.8	$4,057.5	$344.0	$320.9	$652.3	$608.6	$1.79	$1.71

Total Company, as adjusted *	$4,205.1	$3,961.6	$396.5	$367.1	$714.3	$659.5	$2.09	$1.98

Total Brokerage & Risk Management, as reported	$3,174.7	$3,018.0	$320.6	$262.2	$764.3	$667.8	$1.77	$1.51

Total Brokerage & Risk Management, as adjusted *	$3,170.0	$2,953.1	$361.5	$330.7	$811.7	$740.6	$2.01	$1.91

*	For the nine-month period ended September 30, 2016, the pretax impact of the brokerage segment adjustments totals $56.6 million, with a corresponding adjustment to the provision for income taxes of $16.6 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.3 million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items. The pretax impact of the corporate segment adjustments totals $14.6 million, with a corresponding adjustment to the provision for income taxes of $3.0 million relating to these items. For the nine-month period ended September 30, 2015, the pretax impact of the brokerage segment adjustments totals $93.2 million, with a corresponding adjustment to the provision for income taxes of $25.4 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.0 million, with a corresponding adjustment to the provision for income taxes of $0.3 million relating to these items. The pretax impact of the corporate segment adjustments totals ($21.9) million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items.

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the nine-month period ended September 30, 2016. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be held liable to pay monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2015, our micro-captive operations contributed approximately $3.9 million in EBITDAC and $1.9 million in net earnings to our consolidated results. Due to the fact that the IRS is still completing its investigation and has not made any allegation against us or completed its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month and nine-month periods ended September 30, 2016 as compared to the same periods in 2015, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended September 30,				Nine-month period ended September 30,
Statement of Earnings	2016	2015	Change		2016	2015	Change
Commissions	$612.9	$594.6	$18.3		$1,842.3	$1,748.6	$93.7
Fees	198.6	181.7	16.9		556.0	505.8	50.2
Supplemental commissions	35.3	29.2	6.1		106.8	90.9	15.9
Contingent commissions	16.4	14.5	1.9		96.7	81.8	14.9
Investment income	13.3	12.9	0.4		35.7	38.1	(2.4)
Gains realized on books of business sales	1.1	2.6	(1.5)		4.7	7.0	(2.3)

Total revenues	877.6	835.5	42.1		2,642.2	2,472.2	170.0

Compensation	504.0	473.9	30.1		1,515.1	1,430.2	84.9
Operating	143.7	158.3	(14.6)		452.7	466.2	(13.5)
Depreciation	14.2	13.8	0.4		42.6	39.2	3.4
Amortization	62.5	57.3	5.2		183.3	170.1	13.2
Change in estimated acquisition earnout payables	4.1	9.7	(5.6)		21.2	26.4	(5.2)

Total expenses	728.5	713.0	15.5		2,214.9	2,132.1	82.8

Earnings before income taxes	149.1	122.5	26.6		427.3	340.1	87.2
Provision for income taxes	51.4	47.0	4.4		148.8	123.7	25.1

Net earnings	97.7	75.5	22.2		278.5	216.4	62.1
Net earnings (loss) attributable to noncontrolling interests	(0.2)	(1.8)	1.6		4.1	3.3	0.8

Net earnings attributable to controlling interests	$97.9	$77.3	$20.6		$274.4	$213.1	$61.3

Diluted net earnings per share	$0.55	$0.44	$0.11		$1.54	$1.24	$0.30

Other Information
Change in diluted net earnings per share	25%	(10%)			24%	(6%)
Growth in revenues	5%	5%			7%	18%
Organic change in commissions and fees	2%	2%			3%	4%
Compensation expense ratio	57%	57%			57%	58%
Operating expense ratio	16%	19%			17%	19%
Effective income tax rate	34%	38%			35%	36%
Workforce at end of period (includes acquisitions)				*	18,539	17,710
Identifiable assets at September 30					$8,972.7	$8,638.2

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During the three-month period ended September 30, 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 2,200 employees were included in the September 30, 2016 number above. We revised the workforce number as of September 30, 2015 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and nine-month periods ended September 30, 2016 to the same periods in 2015 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2016	2015	Change	2016	2015	Change
Net earnings, as reported	$97.7	$75.5	29.4%	$278.5	$216.4	28.7%
Provision for income taxes	51.4	47.0		148.8	123.7
Depreciation	14.2	13.8		42.6	39.2
Amortization	62.5	57.3		183.3	170.1
Change in estimated acquisition earnout payables	4.1	9.7		21.2	26.4

EBITDAC	229.9	203.3	13.1%	674.4	575.8	17.1%
Gains from books of business sales	(1.1)	(2.6)		(4.7)	(7.0)
Acquisition integration	9.4	23.3		35.5	66.5
Acquisition related adjustments	0.6	0.2		3.2	2.7
Workforce and lease termination related charges	6.0	3.4		12.1	17.9
Levelized foreign currency translation	—	(2.6)		—	(8.6)

EBITDAC, as adjusted	$244.8	$225.0	8.8%	$720.5	$647.3	11.3%

Net earnings margin, as reported	11.1%	9.0%	+ 209 bpts	10.5%	8.8%	+ 179 bpts

EBITDAC margin, as adjusted - see pages 39 and 40	27.9%	27.7%	+ 20 bpts	27.3%	26.9%	+ 47 bpts

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to as WGA) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in the three-month and nine-month periods ended September 30, 2016 totaled $2.0 million and $4.4 million, respectively, and were primarily related to retention and incentive compensation. The Noraxis integration costs in the three-month and nine-month periods ended September 30, 2016 totaled $0.7 million and $1.5 million, respectively, and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in the three-month and nine-month periods ended September 30, 2016 totaled $0.9 million and $4.0 million, respectively, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month and nine-month periods September 30, 2016 totaled $5.8 million and $25.6 million, respectively, and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The Noraxis integration costs in the three-month and nine-month periods ended September 30, 2015 totaled $1.9 million and $6.2 million, respectively, and were primarily related to the onboarding of over 650 employees. The Crombie/OAMPS integration costs in the three-month and nine-month periods ended September 30, 2015 totaled $4.2 million and $18.1 million, respectively, and were primarily related to technology costs, the onboarding of over 1,700 employees and incentive compensation. The Giles and Oval integration costs in the three-month and nine-month periods September 30, 2015 totaled $17.2 million and $42.2 million, respectively, and were primarily related to the consolidation of offices in the U.K., technology costs, the onboarding of over 2,000 employees, branding and incentive compensation. The prior period integration costs relate to the Noraxis, Crombie/OAMPS, Oval and Giles acquisitions only. Integration costs related to these acquisitions for the full year in 2016 are estimated to be less than half of what they were in 2015.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended September 30, 2016 compared to the same period in 2015, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2016 ($38.4 million) and to organic growth. Commissions and fees in the three-month period ended September 30, 2016 included new business production of $83.2 million, which was offset by lost business and renewal rate decreases of $86.4 million. Organic growth in commissions and fee revenues was 2.4% in each of the three-month periods ended September 30, 2016 and 2015.

The aggregate increase in commissions and fees for the nine-month period ended September 30, 2016 compared to the same period in 2015, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2016 ($139.3 million) and to organic growth. Commissions and fees in the nine-month period ended September 30, 2016 included new business production of $263.2 million, which was offset by lost business and renewal rate decreases of $258.6 million. Organic growth in commissions and fee revenues for the nine-month period ended September 30, 2016 was 2.6% compared to 4.0% for the same period in 2015. The decrease in organic growth in commissions and fee revenues was principally due to renewal rate decreases and the loss of one large account in 2016, partially offset by good account retention and new business generated.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and nine-month periods ended September 30, 2016 and 2015 include the following (in millions):

	2016 Organic Revenue			2015 Organic Revenue
For the Three-Month Periods Ended September 30,	2016	2015	Change	2015	2014	Change
Base Commissions and Fees
Commission and fees, as reported	$811.5	$776.3	4.5%	$776.3	$737.5	5.3%
Less commission and fee revenues from acquisitions	(38.4)	—		(60.2)	—
Less large account wins	—	—		—	(6.8)
Less disposed of operations	—	(1.1)		—	(2.0)
Levelized foreign currency translation	—	(20.3)		—	(29.4)

Organic base commission and fees	$773.1	$754.9	2.4%	$716.1	$699.3	2.4%

Supplemental Commissions
Supplemental commissions, as reported	$35.3	$29.2	20.9%	$29.2	$24.2	20.7%
Less supplemental commissions from acquisitions	(0.1)	—		(0.7)	—
Less disposed of operations	—	(0.2)		—	—
Levelized foreign currency translation	—	(1.7)		—	(0.9)

Organic supplemental commissions	$35.2	$27.3	28.9%	$28.5	$23.3	22.3%

Contingent Commissions
Contingent commissions, as reported	$16.4	$14.5	13.1%	$14.5	$14.4	0.7%
Less contingent commissions from acquisitions	(0.9)	—		(0.7)	—
Less disposed of operations	—	(0.1)		—	—
Levelized foreign currency translation	—	(0.1)		—	(0.4)

Organic contingent commissions	$15.5	$14.3	8.4%	$13.8	$14.0	-1.4%

Total reported commissions, fees, supplemental commissions and contingent commissions	$863.2	$820.0	5.3%	$820.0	$776.1	5.7%
Less commission and fee revenues from acquisitions	(39.4)	—		(61.6)	—
Less large account wins	—	—		—	(6.8)
Less disposed of operations	—	(1.4)		—	(2.0)
Levelized foreign currency translation	—	(22.1)		—	(30.7)

Total organic commissions, fees, supplemental commissions and contingent commissions	$823.8	$796.5	3.4%	$758.4	$736.6	3.0%

	2016 Organic Revenue			2015 Organic Revenue
For the Nine-Month Periods Ended September 30,	2016	2015	Change	2015	2014	Change
Base Commissions and Fees
Commission and fees, as reported	$2,398.3	$2,254.4	6.4%	$2,254.4	$1,926.7	17.0%
Less commission and fee revenues from acquisitions	(139.3)	—		(330.1)	—
Less large account wins	—	—		—	(6.8)
Less disposed of operations	—	(1.9)		—	(8.0)
Levelized foreign currency translation	—	(51.3)		—	(62.4)

Organic base commission and fees	$2,259.0	$2,201.2	2.6%	$1,924.3	$1,849.5	4.0%

Supplemental Commissions
Supplemental commissions, as reported	$106.8	$90.9	17.5%	$90.9	$77.5	17.3%
Less supplemental commissions from acquisitions	(1.4)	—		(8.9)	—
Less disposed of operations	—	(0.2)		—	—
Levelized foreign currency translation	—	(3.5)		—	(2.8)

Organic supplemental commissions	$105.4	$87.2	20.9%	$82.0	$74.7	9.8%

Contingent Commissions
Contingent commissions, as reported	$96.7	$81.8	18.2%	$81.8	$68.4	19.6%
Less contingent commissions from acquisitions	(7.6)	—		(11.2)	—
Less disposed of operations	—	(0.1)		—	—
Levelized foreign currency translation	—	(0.6)		—	(1.0)

Organic contingent commissions	$89.1	$81.1	9.9%	$70.6	$67.4	4.8%

Total reported commissions, fees, supplemental commissions and contingent commissions	$2,601.8	$2,427.1	7.2%	$2,427.1	$2,072.6	17.1%
Less commission and fee revenues from acquisitions	(148.3)	—		(350.2)	—
Less large account wins	—	—		—	(6.8)
Less disposed of operations	—	(2.2)		—	(8.0)
Levelized foreign currency translation	—	(55.4)		—	(66.2)

Total organic commissions, fees supplemental commissions and contingent commissions	$2,453.5	$2,369.5	3.6%	$2,076.9	$1,991.6	4.3%

The following is a summary of brokerage segment acquisition activity for 2016 and 2015:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2016	2015	2016	2015
Number of acquisitions closed	7	5	28	27
Estimated annualized revenues acquired (in millions)	$27.4	$61.0	$97.8	$176.9

Rollover revenues recognized in period from 2015 and Q2 2016 acquisitions (in millions)	$35.5		$144.5
Portion of Q3 2016 acquisitions revenues recognized in period (in millions)	4.0		4.0

Total	$39.5		$148.5

We issued 422,000 shares for tax-free exchange mergers in third quarter 2016. In anticipation, a similar number of shares were repurchased in June 2016.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2016, 2015 and 2014 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2016
Reported supplemental commissions	$32.9	$38.6	$35.3		$106.8
Reported contingent commissions	55.2	25.1	16.4		96.7

Reported supplemental and contingent commissions	$88.1	$63.7	$51.7		$203.5

2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

Investment income and gains realized on books of business sales - Investment income primarily represents interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing. Gains related to sales of books of business were $1.1 million and $2.6 million for the three-month periods ended September 30, 2016 and 2015, and $4.7 million and $7.0 million, respectively, for the nine-month periods ended September 30, 2016 and 2015. Investment income in the three-month period ended September 30, 2016 increased slightly compared to the same period in 2015. The decrease in investment income in the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in interest income from our premium financing business and in interest income earned on client held funds, both of which were related to a decline in interest rates in Australia and New Zealand.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and nine-month periods ended September 30, 2016 with the same periods in 2015 (in millions):

	2016	2015	2016	2015
Compensation expense, as reported	$504.0	$473.9	$1,515.1	$1,430.2
Acquisition integration	(4.9)	(7.1)	(14.0)	(29.8)
Workforce related charges	(5.5)	(2.4)	(9.3)	(15.5)
Acquisition related adjustments	(0.6)	(0.2)	(3.2)	(2.7)
Levelized foreign currency translation	—	(14.1)	—	(34.4)

Compensation expense, as adjusted	$493.0	$450.1	$1,488.6	$1,347.8

Reported compensation expense ratios	57.4%	56.7%	57.3%	57.9%

Adjusted compensation expense ratios	56.3%	55.4%	56.4%	55.9%

Reported revenues	$877.6	$835.5	$2,642.2	$2,472.2

Adjusted revenues - see pages 39 and 40	$876.5	$811.4	$2,637.5	$2,410.6

The increase in compensation expense for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to increased headcount, salary increases and increases in incentive compensation linked to our overall operating results ($16.9 million in the aggregate), increases in employee benefits ($8.3 million), severance related costs ($3.1 million), stock compensation expense ($0.9 million), deferred compensation ($0.8 million) and temporary staffing ($0.3 million), offset by a decrease in earnout related compensation expense ($0.2 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended September 30, 2016.

The increase in compensation expense for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to increased headcount, salary increases and increases in incentive compensation ($70.0 million in the aggregate), increases in employee benefits ($15.0 million), stock compensation expense ($3.7 million), deferred compensation ($2.0 million) and temporary staffing ($1.1 million), offset by decreases in severance related costs ($6.2 million) and earnout related compensation expense ($0.7 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended September 30, 2016.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and nine-month periods ended September 30, 2016 with the same periods in 2015 (in millions):

	2016	2015	2016	2015
Operating expense, as reported	$143.7	$158.3	$452.7	$466.2
Acquisition integration	(4.5)	(16.2)	(21.5)	(36.7)
Workforce and lease termination related charges	(0.5)	(1.0)	(2.8)	(2.4)
Levelized foreign currency translation	—	(4.8)	—	(11.6)

Operating expense, as adjusted	$138.7	$136.3	$428.4	$415.5

Reported operating expense ratios	16.4%	19.0%	17.1%	18.9%

Adjusted operating expense ratios	15.8%	16.8%	16.2%	17.2%

Reported revenues	$877.6	$835.5	$2,642.2	$2,472.2

Adjusted revenues - see pages 39 and 40	$876.5	$811.4	$2,637.5	$2,410.6

The decrease in operating expense for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to favorable foreign currency translation ($0.3 million) and decreases in professional and banking fees ($4.4 million), technology expenses ($3.8 million), business insurance ($3.7 million), other expense ($2.8 million), bad debt expense ($1.6 million), licenses and fees ($1.3 million), office supplies ($1.1 million), lease termination charges ($0.5 million), employee related expense ($0.1 million) and premium financing expense ($0.1 million), partially offset by increases in outside consulting fees ($2.0 million), real estate expenses ($1.5 million), and meeting and client entertainment expense ($0.8 million). Also impacting operating expense in the three-month period ended September 30, 2016 were expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2016.

The decrease in operating expense for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in business insurance ($10.4 million), technology expenses ($7.5 million), professional and banking fees ($4.5 million), bad debt expense ($2.1 million), licenses and fees ($1.9 million), other expense ($1.0 million), premium financing expense ($0.5 million), partially offset by unfavorable foreign currency translation ($0.4 million) and increases in outside consulting fees ($4.9 million), meeting and client entertainment expense ($4.0 million), real estate expenses ($2.1 million), office supplies ($1.0 million), employee related expense ($0.7 million) and lease termination charges ($0.4 million). Also impacting operating expense in the nine-month period ended September 30, 2016 were increased expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2016.

Depreciation - Depreciation expense in the three-month and nine-month periods ended September 30, 2016 increased slightly compared to the same periods in 2015 due to expenses associated with acquisitions completed in the twelve-month period ended September 30, 2016.

Amortization - The increases in amortization expense in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended September 30, 2016. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names).

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended September 30, 2016 compared to the same period in 2015, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended September 30, 2016 and 2015, we recognized $4.3 million and $3.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2013 to 2016. During the nine-month periods ended September 30, 2016 and 2015, we recognized $12.5 million and $12.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2013 to 2016. In addition, during the three-month periods ended September 30, 2016 and 2015, we recognized $0.2 million of income and $6.0 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 27 and 33 acquisitions, respectively. During the nine-month periods ended September 30, 2016 and 2015, we recognized $8.7 million and $14.2 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 77 and 70 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended September 30, 2016 and 2015 were 34.5% (34.4% on a controlling interests basis) and 38.4% (37.8% on a controlling interests basis), respectively. The brokerage segment’s effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 34.8% (35.2% on a controlling interests basis) and 36.4% (36.7% on a controlling interests basis), respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% (on a controlling interests basis) in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended September 30, 2016 and 2015 include non-controlling interest (loss) earnings of ($0.2) million and ($1.8) million, respectively, and $4.1 million and $3.3 million, respectively, for the nine-month periods ended September 30, 2016 and 2015, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management

The risk management segment accounted for 12% of our revenue during the nine-month period ended September 30, 2016. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and nine-month periods ended September 30, 2016 as compared to the same periods in 2015, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period				Nine-month period
	ended September 30,				ended September 30,
Statement of Earnings	2016	2015	Change		2016	2015	Change
Fees	$176.4	$179.0	$(2.6)		$531.8	$545.4	$(13.6)
Investment income	0.3	0.2	0.1		0.7	0.4	0.3

Total revenues	176.7	179.2	(2.5)		532.5	545.8	(13.3)

Compensation	106.8	105.4	1.4		316.3	321.5	(5.2)
Operating	40.7	44.5	(3.8)		126.3	132.3	(6.0)
Depreciation	7.0	6.1	0.9		20.2	17.6	2.6
Amortization	0.7	0.8	(0.1)		1.8	2.2	(0.4)
Change in estimated acquisition earnout payables	—	—	—		—	(0.5)	0.5

Total expenses	155.2	156.8	(1.6)		464.6	473.1	(8.5)

Earnings before income taxes	21.5	22.4	(0.9)		67.9	72.7	(4.8)
Provision for income taxes	8.3	8.6	(0.3)		25.8	26.9	(1.1)

Net earnings	13.2	13.8	(0.6)		42.1	45.8	(3.7)
Net earnings attributable to noncontrolling interests	—	—	—		—	—	—

Net earnings attributable to controlling interests	$13.2	$13.8	$(0.6)		$42.1	$45.8	$(3.7)

Diluted net earnings per share	$0.07	$0.08	$(0.01)		$0.23	$0.27	$(0.03)

Other information
Change in diluted net earnings per share	(13%)	0%			(14%)	6%
Growth in revenues	(1%)	4%			(2%)	7%
Organic change in fees	1%	9%			1%	11%
Compensation expense ratio	60%	59%			59%	59%
Operating expense ratio	23%	25%			24%	24%
Effective income tax rate	39%	38%			38%	37%
Workforce at end of period (includes acquisitions)				*	5,451	5,436
Identifiable assets at September 30					$679.6	$640.4

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During the three-month period ended September 30, 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 300 employees were included in the September 30, 2016 number above. We revised the workforce number as of September 30, 2015 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and nine-month periods ended September 30, 2016 to the same periods in 2015 (in millions):

	Three-month period			Nine-month period
	ended September 30,			ended September 30,
	2016	2015	Change	2016	2015	Change
Net earnings, as reported	$13.2	$13.8	-4.4%	$42.1	$45.8	-8.1%
Provision for income taxes	8.3	8.6		25.8	26.9
Depreciation	7.0	6.1		20.2	17.6
Amortization	0.7	0.8		1.8	2.2
Change in estimated acquisition earnout payables	—	—		—	(0.5)

Total EBITDAC	29.2	29.3	-0.3%	89.9	92.0	-2.3%
Workforce and lease termination related charges	0.4	1.4		1.3	1.9
Client bankruptcy	—	1.0		—	1.0
Levelized foreign currency translation	—	0.1		—	(1.6)

EBITDAC, as adjusted	$29.6	$31.8	-6.9%	$91.2	$93.3	-2.3%

Net earnings margin, as reported	7.5%	7.7%	-23 bpts	7.9%	8.4%	-48 bpts

EBITDAC margin, as adjusted - see pages 39 and 40	16.8%	17.6%	-88 bpts	17.1%	17.2%	-7 bpts

Fees - The decrease in fees for the three-month period ended September 30, 2016 compared to the same period in 2015 was due primarily to lower international performance bonus fees, lost business of $11.7 million and the impact of decreased claim counts, which were partially offset by new business of $9.1 million. Organic change in fee revenues for the three-month period ended September 30, 2016 was 0.7% compared to 9.7% for the same period in 2015.

The decrease in fees for the nine-month period ended September 30, 2016 compared to the same period in 2015 was due primarily to lower international performance bonus fees, lost business of $54.9 million and the impact of decreased claim counts, which were partially offset by new business of $41.3 million. Organic change in fee revenues for the nine-month period ended September 30, 2016 was 0.7% compared to 11.5% for the same period in 2015.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and nine-month periods ended September 30, 2016 and 2015 include the following (in millions):

	2016 Organic Revenue			2015 Organic Revenue
For the Three-Month Periods Ended September 30,	2016	2015	Change	2015	2014	Change
Fees	$176.0	$175.7	0.2%	$175.7	$167.0	5.2%
International performance bonus fees	0.4	3.3	-87.9%	3.3	5.7	-42.1%

Fees as reported	176.4	179.0	-1.5%	179.0	172.7	3.6%
Less fees from acquisitions	—	—		(1.9)	—
Less client run-off	—	(4.0)		(3.8)	(7.4)
Levelized foreign currency translation	—	0.2		—	(7.3)

Organic fees	$176.4	$175.2	0.7%	$173.3	$158.0	9.7%

	2016 Organic Revenue			2015 Organic Revenue
For the Nine-Month Periods Ended September 30,	2016	2015	Change	2015	2014	Change
Fees	$529.6	$532.0	-0.5%	$532.0	$494.8	7.5%
International performance bonus fees	2.2	13.4	-83.6%	13.4	14.3	-6.3%

Fees as reported	531.8	545.4	-2.5%	545.4	509.1	7.1%
Less fees from acquisitions	(3.1)	—		(2.1)	—
Less client run-off	(0.1)	(16.1)		(16.9)	(19.9)
Levelized foreign currency translation	—	(4.3)		—	(17.2)

Organic fees	$528.6	$525.0	0.7%	$526.4	$472.0	11.5%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and nine-month periods ended September 30, 2016 remained relatively unchanged compared to the same periods in 2015.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and nine-month periods ended September 30, 2016 with the same periods in 2015 (in millions):

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Compensation expense, as reported	$106.8	$105.4	$316.3	$321.5
Workforce related charges	(0.3)	(1.2)	(1.2)	(1.7)
Levelized foreign currency translation	—	0.2	—	(2.0)

Compensation expense, as adjusted	$106.5	$104.4	$315.1	$317.8

Reported compensation expense ratios	60.4%	58.8%	59.4%	58.9%

Adjusted compensation expense ratios	60.3%	57.9%	59.2%	58.6%

Reported revenues	$176.7	$179.2	$532.5	$545.8

Adjusted revenues - see pages 39 and 40	$176.7	$180.4	$532.5	$542.5

The increase in compensation expense for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to unfavorable foreign currency translation ($0.2 million), increased headcount and increases in salaries and incentive compensation ($1.1 million in the aggregate), employee benefits expense ($1.3 million), stock compensation expense ($0.4 million) and deferred compensation ($0.1 million), offset by decreases in severance related costs ($0.9 million) and temporary-staffing expense ($0.8 million).

The decrease in compensation expense for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to favorable foreign currency translation ($2.0 million) and decreases in salaries and incentive compensation ($2.8 million in the aggregate), temporary-staffing expense ($1.5 million) and severance related costs ($0.5 million), offset by increased headcount and increases in stock compensation expense ($0.9 million) and employee benefits expense ($0.7 million).

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and nine-month periods ended September 30, 2016 with the same periods in 2015 (in millions):

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Operating expense, as reported	$40.7	$44.5	$126.3	$132.3
Workforce and lease termination related charges	(0.1)	(0.2)	(0.1)	(0.2)
Levelized foreign currency translation	—	(0.1)	—	(0.7)

Operating expense, as adjusted	$40.6	$44.2	$126.2	$131.4

Reported compensation expense ratios	23.0%	24.8%	23.7%	24.2%

Adjusted compensation expense ratios	23.0%	24.5%	23.7%	24.2%

Reported revenues	$176.7	$179.2	$532.5	$545.8

Adjusted revenues - see pages 39 and 40	$176.7	$180.4	$532.5	$542.5

The decrease in operating expense for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in business insurance ($1.8 million), other expense ($0.7 million), bad debt expense ($0.5 million), real estate expenses ($0.5 million), technology expenses ($0.4 million), office supplies ($0.4 million), licenses and fees ($0.3 million), employee expense ($0.2 million) and lease termination charges ($0.1 million), offset by increases in outside consulting fees ($0.7 million), professional and banking fees ($0.3 million) and meeting and client entertainment expense ($0.1 million).

The decrease in operating expense for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in business insurance ($6.1 million), real estate expenses ($1.6 million), bad debt expense ($1.6 million), licenses and fees ($0.9 million), other expense ($0.8 million), meeting and client entertainment expense ($0.6 million), office supplies ($0.4 million) and employee expense ($0.3 million), offset by increases in professional and banking fees ($3.4 million), outside consulting fees ($2.3 million), technology expenses ($0.5 million) and outside services expense ($0.3 million).

Depreciation - Depreciation expense increased slightly in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization expense remained the same in the three-month period ended September 30, 2016 compared to the same period in 2015 and decreased in the nine-month period ended September 30, 2016 compared to the same period in 2015. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the nine-month periods ended September 30, 2016 and 2015.

Change in estimated acquisition earnout payables - The change in income from the change in estimated acquisition earnout payables in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015, was due primarily to adjustments made in 2015 to the estimated fair value of earnout obligations related to revised projections of future performance. During the nine-month period ended September 30, 2015, we recognized $0.5 million of income related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for one acquisition. No such adjustments were required to be made in 2016.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended September 30, 2016 and 2015 were 38.6% and 38.4%, respectively. The risk management segment’s effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 38.0% and 37.0%, respectively. We anticipate reporting an effective tax rate of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of September 30, 2016 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2015. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of September 30, 2016 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2015.

Financial information relating to our corporate segment results for the three-month and nine-month periods ended September 30, 2016 as compared to the same periods in 2015 is as follows (in millions, except per share and percentages):

	Three-month period			Nine-month period
	ended September 30,			ended September 30,
Statement of Earnings	2016	2015	Change	2016	2015	Change
Revenues from consolidated clean coal production plants	$417.1	$392.6	$24.5	$1,000.6	$965.8	$34.8
Royalty income from clean coal licenses	12.7	15.9	(3.2)	36.6	44.2	(7.6)
Loss from unconsolidated clean coal production plants	(0.5)	(0.4)	(0.1)	(1.2)	(1.0)	(0.2)
Other net revenues	(1.3)	32.0	(33.3)	(0.9)	30.5	(31.4)

Total revenues	428.0	440.1	(12.1)	1,035.1	1,039.5	(4.4)

Cost of revenues from consolidated clean coal production plants	449.7	418.9	30.8	1,079.1	1,035.0	44.1
Compensation	15.8	25.6	(9.8)	48.3	43.5	4.8
Operating	5.2	5.3	(0.1)	19.7	20.2	(0.5)
Interest	28.5	25.6	2.9	81.5	77.2	4.3
Depreciation	4.5	3.9	0.6	13.6	11.3	2.3

Total expenses	503.7	479.3	24.4	1,242.2	1,187.2	55.0

Loss before income taxes	(75.7)	(39.2)	(36.5)	(207.1)	(147.7)	(59.4)
Benefit for income taxes	(95.2)	(90.8)	(4.4)	(230.5)	(206.4)	(24.1)

Net earnings	19.5	51.6	(32.1)	23.4	58.7	(35.3)
Net earnings attributable to noncontrolling interests	7.8	9.4	(1.6)	20.6	23.1	(2.5)

Net earnings attributable controlling interests	$11.7	$42.2	$(30.5)	$2.8	$35.6	$(32.8)

Diluted net earnings per share	$0.07	$0.23	$(0.16)	$0.02	$0.20	$(0.18)

Identifiable assets at September 30				$1,548.0	$1,231.8
EBITDAC
Net earnings	$19.5	$51.6	$(32.1)	$23.4	$58.7	$(35.3)
Benefit for income taxes	(95.2)	(90.8)	(4.4)	(230.5)	(206.4)	(24.1)
Interest	28.5	25.6	2.9	81.5	77.2	4.3
Depreciation	4.5	3.9	0.6	13.6	11.3	2.3

EBITDAC	$(42.7)	$(9.7)	$(33.0)	$(112.0)	$(59.2)	$(52.8)

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

The increases in revenues from consolidated clean coal production plants for the three-month and nine-month periods ended September 30, 2016, compared to the same periods in 2015, were due to increased production.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of September 30, 2016, we held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The decreases in royalty income in the three-month and nine-month periods ended September 30, 2016, compared to the same periods in 2015, were due to reductions in production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended September 30, 2016 and 2015, were $0.7 million and $0.8 million, respectively. Expenses related to royalty income of Chem-Mod in the nine-month periods ended September 30, 2016 and 2015, were $2.0 million and $2.4 million, respectively.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in the three-month and nine-month periods ended September 30, 2016 and 2015 were low because the vast majority of our operations are consolidated.

•

Other net revenues include the following: In the three-month period ended March 31, 2016, we recorded $0.8 million of rental income related to our new headquarter facility. In the same period in 2015, we recognized a $1.0 million impairment loss related to two clean coal production plants.

In the three-month period ended June 30, 2016, we recognized a $0.4 million equity basis accounting loss related to three of our legacy investments.

In the three-month period ended September 30, 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of approximately $4.5 million per quarter through June 30, 2017, which will also be presented as an adjustment to the corporate segment. In the same period in 2016 we recognized a $0.6 million impairment loss related to two clean coal production plants plus engineering costs of $0.7 million incurred for two locations that will not be used.

Cost of revenues - Cost of revenues from consolidated clean coal production plants, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increases in the three-month and nine-month periods ended September 30, 2016, compared to the same periods in 2015, were due to increased production.

Compensation expense - Compensation expense in the three-month periods ended September 30, 2016 and 2015, respectively, includes salary and benefit expenses of $4.0 million and $5.4 million and incentive compensation of $11.8 million and $20.2 million, respectively. The decrease in salary and benefits expense for the three-month period ended September 30, 2016 compared to the same period in 2015, was due primarily to salary and benefits related to the litigation settlement expense in 2015. The decrease in incentive compensation for the three-month period ended September 30, 2016 compared to the same period in 2015 was due primarily to the efforts in 2015 related to clean-energy performance plus the 2015 retention agreement expense related to the 2015 litigation settlement (see note (2) on page 56).

Compensation expense in the nine-month periods ended September 30, 2016 and 2015, respectively, includes salary and benefit expenses of $13.0 million and $12.5 million and incentive compensation of $35.3 million and $31.0 million, respectively. The increase in salary and benefits expense for the nine-month period ended September 30, 2016 compared to the same period in 2015, was due primarily to additional benefit expense. The increase in incentive compensation for the nine-month period ended September 30, 2016 compared to the same period in 2015 was due primarily to the 2016 expense related to the 2015 litigation settlement (see note (2) on page 56).

Operating expenses - Operating expense in the three-month period ended September 30, 2016 includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $0.8 million, other corporate and clean energy related expenses of $0.4 million, a biannual company-wide meeting ($1.2 million) and corporate related marketing costs ($1.9 million).

Operating expense in the nine-month period ended September 30, 2016 includes banking and related fees of $2.4 million, external professional fees and other due diligence costs related to acquisitions of $3.0 million, other corporate and clean energy related expenses of $4.3 million, a biannual company-wide meeting ($3.6 million), corporate related marketing costs ($5.7 million) and $0.8 million related to the litigation settlement.

Operating expense in the three-month period ended September 30, 2015 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to acquisitions of $0.1 million, other corporate and clean energy related expenses of $2.8 million and $1.7 million related to the litigation settlement.

Operating expense in the nine-month period ended September 30, 2015 includes banking and related fees of $2.1 million, external professional fees and other due diligence costs related to acquisitions of $3.0 million, other corporate and clean energy related expenses of $9.6 million, a biannual company-wide meeting ($3.8 million) and $1.7 million related to the litigation settlement.

Interest expense - The increase in interest expense for the three-month and nine-month periods ended September 30, 2016, compared to the same periods in 2015, was due to the following:

	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2016
Change in interest expense related to
Interest on borrowings from our Credit Agreement	$0.6	$1.8
Interest on the June 2016 new private placement debt	3.0	4.0
Capitalization of interest costs related to the purchase and development of our new headquarters building	(0.7)	(1.5)

Net change in interest expense	$2.9	$4.3

The capitalization of interest costs related to the purchase and development of our new headquarters building will occur until the development of it is completed, which is estimated to be done in early 2017.

Depreciation - Depreciation expense in the three-month and nine-month periods ended September 30, 2016 increased compared to the same period in 2015, and relates to new facilities.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRS Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended September 30, 2016 was (37.4)% compared to (33.3)% for the same period in 2015. Our consolidated effective tax rate for the nine-month period ended September 30, 2016 was (19.4)% compared to (21.0)% for the same period in 2015. The effective tax rates for the three-month and nine-month periods ended September 30, 2016 and 2015 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the respective periods. There were $144.7 million and $144.6 million of tax credits recognized in the nine-month periods ended September 30, 2016 and 2015, respectively. There were $145.2 million and $135.8 million of tax credits produced in the nine-month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, we had $433.7 million and $341.6 million of tax credit carryforwards recorded in deferred income tax assets in our consolidated balance sheet.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended September 30, 2016 and 2015 include non-controlling interest earnings of $9.1 million and $10.5 million respectively related to our investment in Chem-Mod LLC. The amounts reported in this line for the nine-month periods ended September 30, 2016 and 2015 include non-controlling interest earnings of $24.8 million and $28.2 million respectively related to our investment in Chem-Mod LLC. As of September 30, 2016 and 2015, we held a 46.5% controlling interest in Chem-Mod.

The following provides information that we believe is helpful when comparing our operating results for the three-month and nine-month periods ended September 30, 2016 and 2015 for the corporate segment (in millions):

Three-Month Periods Ended September 30,	2016			2015
	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(29.3)	$11.7	$(17.6)	$(26.2)	$10.5	$(15.7)
Clean energy related (1)	(39.8)	79.1	39.3	(40.2)	81.2	41.0
Acquisition costs	(0.9)	0.1	(0.8)	(0.2)	0.1	(0.1)
Corporate	(9.1)	3.4	(5.7)	(3.9)	(1.4)	(5.3)
Litigation settlement related expenses (2)	(4.4)	0.9	(3.5)	21.9	0.4	22.3

Reported second quarter	(83.5)	95.2	11.7	(48.6)	90.8	42.2
Litigation settlement related expenses (2)	4.4	(0.9)	3.5	(21.9)	(0.4)	(22.3)

Adjusted second quarter	$(79.1)	$94.3	$15.2	$(70.5)	$90.4	$19.9

Nine-Month Periods Ended September 30,	2016			2015
	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(83.6)	$33.4	$(50.2)	$(79.1)	$31.6	$(47.5)
Clean energy related (1)	(98.1)	183.9	85.8	(88.8)	169.3	80.5
Acquisition costs	(3.7)	0.6	(3.1)	(3.4)	0.5	(2.9)
Corporate	(27.7)	9.6	(18.1)	(21.4)	4.6	(16.8)
Litigation settlement related expenses (2)	(14.6)	3.0	(11.6)	21.9	0.4	22.3

Reported second quarter	(227.7)	230.5	2.8	(170.8)	206.4	35.6
Litigation settlement related expenses (2)	14.6	(3.0)	11.6	(21.9)	(0.4)	(22.3)

Adjusted second quarter	$(213.1)	$227.5	$14.4	$(192.7)	$206.0	$13.3

(1)	Pretax earnings for the third quarter are presented net of amounts attributable to noncontrolling interests of $7.8 million in 2016 and $9.4 million in 2015. Pretax earnings for the nine month periods are presented net of amounts attributable to noncontrolling interests of $20.6 million in 2016 and $23.1 million in 2015

(2)	During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of up to $4.5 million per quarter through June 30, 2017.

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

The following table provides a summary of our clean coal plant investments as of September 30, 2016 (in millions):

		Our Portion of Estimated
Investments that own 2009 Era Plants	Our Tax-Effected Book Value At September 30, 2016	Additional Required Tax-Effected Capital Investment	Ultimate Annual After-tax Earnings
12 Under long-term production contracts	$9.3	$—	$30.0
2 In early stages of negotiations for long-term production contracts	—	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
17 Under long-term production contracts	33.4	—	85.0
2 Under long-term production contracts, estimated to resume production in 4th quarter 2016	5.3	5.9	20.0
1 In early stages of negotiations for long-term production contract	0.2	Not Estimable	Not Estimable

The information in the table above under the caption Ultimate Annual After-Tax Earnings reflects management’s current best estimate of the ultimate future potential annual after-tax earnings based on early production estimates from the host utilities and preliminary investment partner assumptions. Achieving these estimates in 2017 is highly dependent on successful progress through year-end 2016 and early 2017, in both plant deployment and recruitment of investment partners to purchase portions of our Section 45 portfolio. Further, host utilities do not consistently utilize the fuel plants at ultimate production levels due to seasonal electricity demand, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 17, 18 and 19 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for a more detailed discussion of these and other factors that could impact the information above.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2015 and for the nine-month period ended September 30, 2016, we relied on a combination of net cash flows from operations and proceeds from borrowings under our Credit Agreement.

Cash provided by operating activities was $388.4 million and $326.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities during the nine-month period ended September 30, 2016 compared to the same period in 2015 was partially due to timing differences in the receipts and disbursements of client fiduciary related balances in 2016 compared to 2015. The following table provides information that management believes is helpful when comparing changes in client fiduciary related balances in our consolidated statement of cash flows for the nine-month period ended September 30, 2016 with the same period in 2015 (in millions):

	Nine-month period ended September 30,
	2016	2015
Change in restricted cash	$(21.1)	$15.3
Change in premiums receivable	(26.7)	(86.3)
Change in premiums payable	88.4	218.7

Net cash provided by client fiduciary related balances	$40.6	$147.7

In addition, cash provided by operating activities for the nine-month period ended September 30, 2016 was unfavorably impacted by unfavorable timing differences in the payment of accrued liabilities compared to the same period in 2015. In addition, we had an unrealized foreign currency measurement loss of $47.4 million in 2016 compared to an unrealized foreign currency measurement loss of $149.8 million for the same period in 2015. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $652.3 million and $608.6 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Net earnings attributable to controlling interest were $319.3 million and $294.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2016 plan year nor were we required to make any minimum contributions to the plan for the 2015 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the nine-month periods ended September 30, 2016 and 2015. We are not considering making additional discretionary contributions to the plan in 2016, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $138.8 million and $71.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively. In 2016, we expect total expenditures for capital improvements to be approximately $200.0 million, related to expenditures on our new corporate headquarters building (approximately $110.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state Edge tax credit. Incentives from these two programs could total up to $60.0 million and $80.0 million over a fifteen-year period.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $208.2 million and $176.5 million in the nine-month periods ended September 30, 2016 and 2015, respectively. In addition, during the nine-month period ended September 30, 2016, we issued 1.9 million shares ($85.7 million) of our common stock as payment for a portion of the total consideration paid for 2016 acquisitions and earnout payments made in 2016. See “Common Stock Repurchases” below for information regarding shares repurchased during the nine-month period September 30, 2016 that were repurchased to fully offset shares issued for tax-free exchange mergers in 2016. During the nine-month period ended September 30, 2015, we issued 7.1 million shares ($334.1 million) of our common stock as payment for consideration paid for 2015 acquisitions and earnout payments made in 2015. We completed twenty-eight acquisitions and twenty-nine acquisitions in the nine-month periods ended September 30, 2016 and 2015, respectively. Annualized revenues of businesses acquired in the nine-month periods ended September 30, 2016 and 2015 totaled approximately $97.8 million and $184.5 million, respectively. We expect to use cash from operations and debt to fund all or a portion of acquisitions we complete through the remainder of 2016.

Dispositions - During the nine-month periods ended September 30, 2016 and 2015, we sold several books of business and recognized one-time gains of $4.7 million and $7.0 million, respectively. We received cash proceeds of $7.3 million and $8.7 million related to the 2016 and 2015 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2016, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2016 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2016, is $111.0 million to $119.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2016. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remains as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2016 through at least 2021. While we cannot accurately forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 56 and 57 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At September 30, 2016, $258.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and $21.1 million of outstanding letters of credit, $520.9 million remained available under the Credit Agreement at September 30, 2016.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the nine-month period ended September 30, 2016, we borrowed $1,619.5 million and repaid $1,556.5 million under our Credit Agreement. In the nine-month period ended September 30, 2015 we borrowed $534.0 million and repaid $521.0 million under the Credit Agreement. Principal uses of the 2016 and 2015 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At September 30, 2016, $133.1 million of borrowings were outstanding under the Premium Financing Debt Facility.

At September 30, 2016, we had $2,400.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period from 2007 to 2016 and a cash and cash equivalent balance of $531.8 million. See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

We completed a $275.0 million private placement debt transaction in the second quarter of 2016, with a weighted average interest rate of 4.47%. In first quarter 2016, we entered into a pre-issuance interest rate hedging transaction related to the $175.0 million 10 year tranche of the $275.0 million private placement debt. We realized a cash gain of approximately $1.0 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the ten year life of the debt.

We anticipate completing a $100.0 million, eleven year maturity, private placement debt transaction on or about December 1, 2016, with an interest rate of 3.46%. A portion of the proceeds will be used to fund the $50.0 million of private placement debt that matures on November 30, 2016.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2016.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the nine-month period ended September 30, 2016, we declared $204.0 million in cash dividends on our common stock, or $1.14 per common share, a 3% increase over the nine-month period ended September 30, 2015. On October 27, 2016, we announced a quarterly dividend for fourth quarter 2016 of $0.38 per common share. This dividend level in 2016 will result in annualized net cash used by financing activities in 2016 of approximately $270.3 million (based on the number of outstanding shares as of September 30, 2016) or an anticipated increase in cash used of approximately $12.8 million compared to 2015. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. We have used this registration statement to register shares sold under our at-the-market equity program referred to below. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any additional shares under this registration statement. On April 2, 2015, we filed a shelf registration statement on Form S-4 with the SEC, registering 8.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At September 30, 2016, 1.2 million shares remained available for issuance under this registration statement.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $15.6 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended September 30, 2016, we did not sell shares of our common stock under the program.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10,000,000 shares. During the three-month period ended September 30, 2016, we did not repurchase any shares under the plan (7.7 million shares remain available). During the nine-month period ended September 30, 2016, we repurchased 2.3 million shares of our common stock at a cost of $101.0 million. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the nine-month periods ended September 30, 2016 and 2015, were $36.8 million and $49.8 million, respectively. On May 13, 2014, our stockholders approved the 2014 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2011 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 4.4 million shares (less any shares of restricted stock issued under the LTIP - 1.0 million shares of our common stock were available for this purpose as of September 30, 2016) were available for grant under the LTIP at September 30, 2016. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the nine-month periods ended September 30, 2016 and 2015, and we believe this favorable trend will continue in the foreseeable future.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the nine-month period ended September 30, 2016. We did not have any material dispositions during the nine-month periods ended September 30, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at September 30, 2016 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at September 30, 2016 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at September 30, 2016.

At September 30, 2016, we had $2,400.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at September 30, 2016 was $2,590.8 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of this analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at September 30, 2016 and the resulting fair values would have been $341.9 million higher than their carrying value (or $2,741.9 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at September 30, 2016 and the resulting fair values would have been $51.2 million higher than their carrying value (or $2,451.2 million).

As of September 30, 2016, we had $258.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at September 30, 2016, and the resulting fair value is not materially different from their carrying value.

At September 30, 2016, we had $133.1 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at September 30, 2016, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2016 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $0.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2016 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $4.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the nine-month periods ended September 30, 2016 and 2015, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2016) and disbursements (in 2015) through various future payment dates. In addition, during the nine-month periods ended September 30, 2016 and 2015, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the nine-month period ended September 30, 2016 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the nine-month periods ended September 30, 2016 and 2015. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at September  30, 2016.

Item 4. Controls and Procedures

As of September 30, 2016, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in our internal control over financial reporting during the nine-month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Please see the information set forth in Note 13 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 1A. Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 should be considered alongside the information contain in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended September 30, 2016:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
July 1 through July 31, 2016	—	$—	—	7,735,489
August 1 through August 31, 2016	—	—	—	7,735,489
September 1 through September 30, 2016	27,360	49.98	—	7,735,489

Total	27,360	$49.98	—

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the third quarter of 2016, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2016 awards under the DEPP sub-plans. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5. Other Information

Disclosure pursuant to Section 13(r) of the Exchange Act

In third quarter 2016, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited (AJGUK) acted as insurance broker and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. AJGUK assisted clients in obtaining insurance coverage for a variety of activities in Iran, including insurance coverage for:

•	the supply of crude oil to and from Iran;

•	the transport and storage of oil from Iran;

•	the shipment of heavy fuel oil to and from Iran;

•	the docking and loading of oil shipments in Iran; and

•	the operation of vessels providing support services to offshore oil platforms that supply oil to Iran.

On January 16, 2016, the U.S. lifted the nuclear-related “secondary sanctions” imposed against Iran. In connection with this event, the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) issued General License H, which authorizes U.S.-owned or U.S.-controlled foreign entities to engage in certain transactions involving Iran that would otherwise be prohibited by section 560.215 of the Iranian Transactions and Sanctions Regulations.

The activities described above were conducted in full compliance with General License H. AJGUK generated total gross revenue of approximately €1,105 (approximately $1,437) and net profit of approximately €189 (approximately $246) from these activities.

AJGUK intends to continue acting as an insurance broker in connection with insurance coverages authorized by General License H.

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

Arthur J. Gallagher & Co.

Date: October 28, 2016	By: /s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended September 30, 2016

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